Form 10KSB
period 2006-12-31
EMAZING INTERACTIVE, INC.
filed 2007-04-17
CIK 1376321

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2006

                            EMAZING INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                     333-138111             20-4672080
(State or other jurisdiction    (Commission File Number)    (IRS Employer
  of incorporation)                                          Identification No.)


              101 C North Greenville, Suite 255, Allen, Texas 75002
               (Address of principal executive offices (zip code))

                                  972-984-8796
              (Registrant's telephone number, including area code)



                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90days Yes [X] No [ ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2006: $ -0-

Shares of common stock outstanding at December 31, 2006:    5,350,000


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated on April 21, 2006 in the State of Texas and redomiciled to become a Nevada corporation in October 2006. In this report, we refer to EMazing
Interactive, Inc. as "we," "us" or "EMazing" unless we specifically state otherwise or the context indicates otherwise. We are a gaming organization that is working with prominent marketing services connected to the gaming scene. We specialize in providing marketing awareness of products and services of our customers to millions of on-line gaming players and enthusiasts.

To date, our business development activities have primarily been concentrated in web server access and company branding in hosting web based e-games. This activity is structured whereby our partners and sponsors are provided premium web site exposure identifying their company, name, and product offerings.

We generate  revenues  through our  partnerships  and sponsors.  Sponsoring  EMG
GAMING will bring a product and/or brand name into the spotlight of gamers worldwide. Our customer's brand will be synonymous with the youthful intelligent image that pro-gaming has. Our customers have prime advertising space on our website, IRC channel every hour 24/7 and clothes, which we will wear at competitive events all year round. It is primarily through our fee structure for web server access that we generate revenue. Although our web site creates product awareness for our sponsors and partners, our revenue is generated by fees which our partners and sponsors remit to us for that exposure. In the E-Gaming industry, partners and sponsors will pay top dollar for a popular gaming web site as they can maximize their product and name exposure.

We also generate revenue through EMazing Servers, a "Game Server" rental company whereby we rent game servers for players to play a computer game of their choice. We rent game servers for over 32 different games, the most popular being Half Life's Counter Strike and variations of this game. We rent by the hour, day or month. This rental program is unique for our type of service as most companies choose to rent by the month. We feel this gives us a competitive advantage over our competition.

We have three  standard  packages  designed for our  prospective  partners.  Our
"Gold" package is aimed to give maximum  publicity to our prospective  partners, forcing their product into the world of pro-Gaming  and showing  everybody  that their  company  really cares about the gamers.  The Silver"  package is aimed at companies with a lower budget that are looking to get their product noticed. The
"Bronze"   package  is  for  companies  with  limited  budgets  but  still  want involvement in the eSports industry. Following is a chart outlining the benefits of our partnerships/sponsors at the Gold, Silver and Bronze levels.

------------------------------------- ----------------------------------- -----------------------------------
       GOLD PARTNER FEATURES               SILVER PARTNER FEATURES             BRONZE PARTNER FEATURES
------------------------------------- ----------------------------------- -----------------------------------

1.   High priority branding on        1.   Branding on our website        1.   Branding on IRC for a
     our website, clothing,                and IRC                             limited time
     computer cases and IRC channel
2.   High priority advertising        2.   Limited advertising on         2.   Listed as a supporter
     on television, radio, eSports         television, radio, eSports          for a limited time
     websites and magazine                 and magazine special features
     interviews
3.   Main sponsor image, banner       3.   Listed as an official          3.   Special features
     and description of company on         supporter on our website            negotiable
     our website                           with a rotational banner and
                                           a small logo




4.   Special features on your         4.   Special features on your
     products: e.g. news and reviews       products: e.g. news and
                                           reviews
5.   Product/brand endorsement        5.   Product endorsement on
     on our website and at events          our website and limited
                                           endorsement at events
6.   Availability for press
     attendances and media events.
     Product testing and feedback
     Price: $5,000.00 per month            Price: $2,500.00 per month          Price: One time payment of
                                                                                      $1,500.00+
------------------------------------- ----------------------------------- -----------------------------------

During 2006, we filed and had approved form SB-1 to raise funds. A portion of the proceeds of the offering are being used to further develop E-Gaming software and lease server capacity and access through server lease agreements. The development of software is the key aspect of our business model in that it is through the game itself that a company such as ours achieves notoriety and industry following thereby affording us the opportunity to promote our sponsors and partners on a fee structured basis. This software development is the game itself and as it achieves acceptance and favorability (more players playing it) the more our company positions it self as a provider of leading edge E-Gaming programs. Part and parcel to this is providing access to the game itself on the World Wide Web. To achieve this, we lease servers or portals, web based access points to allow E-Game players to access our web site and therefore our on-line games. These servers are a major source of revenue for us as we charge access fees to these servers.

BUSINESS OPERATIONS:

GOVERNMENT REGULATION:

At the present time, there are no Federal Government regulations on computer games over the internet or on dedicated servers.

OUR QUALIFICATIONS

Our qualifications are our reputation and experience in the industry. G. Edward Hancock, President, and our contract workers and volunteers have over 50 years combined experience in the E-Gaming industry.

INDUSTRY & COMPETITION:

Market Analysis Summary:

Gamers are just as fanatical about pro-gaming teams as football fans are with their NFL teams. They watch their matches, attend events, emulate what they wear, buy the hardware they use, and follow the new trends players bring about. Counter-Strike 1.6 is the world renown FPS (First Person Shooter) game and is the #1 online action game in the world. Counter-Strike 1.6 offers the most competition and biggest prize pots in the gaming industry. With all the new advancements within the eSports community it also brings about new games, such as Counter-Strike Source. Source is the newest addition to the Counter-Strike family bringing amazing graphics, new maps, and different techniques than Counter-Strike 1.6. The graphics on this engine are amazing and offer high quality details to this game as well. Bringing in this game offers computer companies and hardware companies more sales due to gamers needing a better computer to run the video game. (Source:http://www.csnation.net/articles.php/cssguide_200/)

Online gaming has emerged as one of the biggest growing industries in the new millennium. The Far East has played a significant role in paving the way for recognition for online gamers. Multiplayer online games have generated over 1 billion dollars in revenue for the first time, in 2004. A large proportion of this figure has come from player subscription games such as Everquest and Star

Wars Galaxies, but a significant amount has also come from the first person shooter game sales. This figure does not include the emergence of sponsored players and teams as has been seen in Asia over the last 18 months with many players earning above $100,000 in sponsorship deals. These players have become cult figures in their respective countries and "national heroes". The way it stands now, is that this status will start migrating to the already maturing gaming markets such as the US, where global events here now command higher earnings for the winners. Typical earnings of a team range between $20k and $40k for the larger events, though this is small compared to the events of Asia.

These events have caused an influx from many large companies wanting to gain access to this emerging market. Names such as Nike, Pepsi, Red Bull, and Oakley have begun their sponsorship programs globally with an emphasis on the US Market. Gaming leagues and competitions such as WSVG, CPL, ESWC, WCG and WEG have become very popular in the US and the world, culminating in the Asian model for sponsored clans and players increasingly hugely as a result. News of these events is starting to hit mainstream television and press with news of the winning tournaments being broadcasted on channels such as:

     1.   BBC News Online
     2.   CNN
     3.   ABC
     4.   Fox News
     5.   MTV
     6.   Fuse Network
     7.   CBC Television in Canada
     8.   Many major online news services such as Yahoo, MSN, Reuters

As more mainstream media becomes involved in promoting gaming events, this allows more companies outside the gaming community to get involved as named above.

Besides these news sites and television, there are various ways to follow events. These methods include online radio, such as TSN (www.tsncentral.com), streaming video and in-game viewing tools such as HalfLife-TV. These programs allow the viewer to watch the actual in game action from the point of view of any player they like or if preferred a map overview. Over 30,000 people watched the last CPL (www.thecpl.com) finals on HalfLife-TV alone.
(Source: http://www20.tomshardware.com/game/200408071/cyberathlete-14.html)

                                GAMING STATISTICS

     1. A $35 million global market only three years ago, pay-per-play gaming reached $137 million in 2003 and is forecast to grow at an impressive compound annual growth rate (CAGR) of 40 per cent to 2007 to become the second largest online gaming sub-sector behind Multi-player Online Games. (Source: http://www.screendigest.com/ezine/0404/#games)

     2. Screen Digest forecasts that the total online PC games market will top $2.2 billion by 2007.
          (Source:http://www.screendigest.com/ezine/0404/#games)

     3. Nick Gibson, a games industry analyst and the author of the report states: "The casual online gaming market has matured rapidly since the end of the dotcom boom era and a number of new, high margin revenue models have emerged that have, following a three year hiatus, returned rapid growth to this sector. Amazingly, every single one of the major casual games service providers reported that this growth was being predominantly fuelled by middle-aged and female gamers, the antithesis of the MMOG and hard-core gaming markets." (Source:http://www.screendigest.com/ezine/0404/#games)

     4. The barriers that keep the average gamer from having a say in the future of his or her hobby are falling away and the doors are opening for new talent. Having just passed the 11 billion dollar mark, the gaming industry has started to assume a position as a true defining force in culture and a shaper of our digital future. (Source: http://www4.tomshardware.com/business/20040401/gdc-11.html#conclusion)

     5. Clearly, the most powerful force driving the games market is consumer demand. According to a new study from the Entertainment Software Association (ESA), "Essential Facts about the Computer and Video Game Industry," more than half (54 percent) of all US households have purchased or plan to purchase one or more games this year. (Source:http://cgw.pennnet.com/Articles/Article_Display.cfm?Section=
          Articles&Subsection=Display&Article_ID=209404)

     6. By 2010, 450 million homes worldwide will have broadband connectivity at speeds greater than 1Gbit/second. In addition, of the more than 2 billion mobile phones in use, at least half will be connected to 3G networks, which will feature data transfer speeds in excess 100Kbit/second and make the downloading of games and assets practical. (Source:http://cgw.pennnet.com/Articles/Article_Display.cfm?Section=
          Articles&Subsection=Display&Article_ID=209404)

     7. The report concludes that the electronic gaming market will expand at a compound annual growth rate of 20 percent and will top $55 billion in annual revenue by the end of the decade.
          (Source:http://cgw.pennnet.com/Articles/Article_Display.cfm?Section=
          Articles&Subsection=Display&Article_ID=209404)

Themis Group (a community and communications services company catering to games, technology, and entertainment enthusiasts) CEO and co-founder Alex Macris says "It's clear that the online gaming portion of the industry continues to experience surging growth, especially in the area of subscription-based games." The age demographic of videogame and computer game users converges to a median point of 29 years. Younger players raised on a steady diet of fantasy action shooters were raving about the whole squad concept of working with teammates online toward a shared goal while living with the reality that one bullet kills and getting maimed slows a soldier down. The same trend is emphasized by the success of Half-Life and its squad-based add-ons, Team Fortress Classic and Counter-Strike.


OUR BUSINESS STRATEGY

We are EMG (EMAZING GAMING), a gaming organization that is working with prominent marketing services connected to the gaming scene. Currently, the entire team consists of contract workers including management, sales, technical development, press and our primary team / players department. We comprise of people who have specific gaming experience, a pre-requisite for employment with our company is experience in the gaming world. Combined, our organization holds well over 50 years of experience in management alone.

Management is primarily consisted of our President and CEO. As CEO, he is responsible for coordinating and leading the entire organization to achieve optimal results and goals. This includes directing contract consultants and measuring results. He also manages the budget to satisfy needs for traveling and accommodations to PR events and tournaments. Additionally, our CEO is responsible for strategic thinking and placement within the E-Gaming industry, constantly looking for new opportunities. As such, he is instrumental in building and maintaining sponsor and partner relationships.

The sales department handles contacts to other companies and controls all marketing possibilities. They make proper detailed statistics and documentation on the amount of exposures that the partner in question receives. These workers are on contract.

The technical development area works with the organizations' technical structure, which includes the website, design material, marketing channels, and technical equipment. Also provides technical solutions and services with the integration of the partners' products and the popularity/demand of the latest hardware. These workers are on contract.

Team/Players: The current team of players the backbone to the organization. The team practices and competes in order to keep EMG ORGANIZATION as a world leading organization. The team is the primary marketing channel for sponsors and the organization. The team wears branded clothing and as they perform and succeed spectators and other participants are drawn to play the same games. These workers are on contract.

Press department: Works to provide the public with the latest updates regarding the team and e-sports through our website and other means of communication. Also provides detailed coverage of the teams' progress in tournaments and leagues. These workers are on contract.

EMG GAMING has three major financial objectives to reach its goal as the best and highest-ranking Professional Counter-Strike team in the world:

     1. Maintain Equipment on the Cutting Edge - It goes without saying that when competing in the technologically advanced arena of professional gaming, you want to remain on the leading edge of the technology curve. Faster machines, graphics cards, and other equipment can mean the difference between winning and losing at this level.

     2. Ability to Travel to Tournaments - There is no use in being professional if one can't afford to travel to the various events and tournaments here at home and abroad. Travel and accommodations represent a significant portion of our costs.

     3. Ability to Train - Professional gamers train for up to 12 hours per day, every day to stay at the top of their game. This does not allow much time for work, and often professional gamers are forced to drop out because they need financial stability to survive. A monthly living allowance would not only allow us to focus on training, but it would also bring greater stability to the team members.

EMazing utilizes their website, emazinggaming.com, as the portal to which e-games are accessed on the World Wide Web. Through links on the website we are able to better manage our visitors, game selection, and visitor profiles, effectively providing us the ability to ultimately understand our customers and their playing habits from which we can then develop more challenging and exciting game content.

All games currently provided by EMazing are third party developed. Through the proceeds of this offering, we will use a portion of the proceeds to develop our own game portfolio. Game development is a capital and time intensive process, usually taking 18-24 months to take a game from concept form to fee based web play. It is our intent to be an industry leading game developer as well as content provider through our interactive website.

Industry and Competitors

The Industry:

The eSports industry is highly competitive. eSports is technologically based and through the medium of the internet is readily accessible to most anyone with a computer and a credit card. Barriers to entry are high due to server costs (owned and/or leased), travel expenses, and general living expenses. The more successful and enthusiastic eSport competitors are reliant on sponsors and partners to generate funds to undergird living, travel and equipment maintenance costs. Although highly competitive, it is also highly fragmented. eSports is worldwide in scope and difficult to assess from a competitive standpoint as games are often hot and therefore streaky in play before another company puts out a more desirable game program. Even so, server capacity, speed and graphics generally determine the amount of play a game will generate.

Marketing Strategy:


We aim to fit our partners' needs and their marketing strategies when customizing a partnership between EMG GAMING and companies. We are always open to new input and ideas and we put our partners' needs first.



The following is an outline of our business exposure table:
                                            --------------
--------------------------------------------------------------------------------------------------
                                              EXPOSURE OF PARTNERS
----------------------- --------------------------------------------------------------------------
       PARTNER                                                EXPOSURE
----------------------- --------------------------------------------------------------------------
HEAD PARTNERS           CLOTHING (FRONT, BACK), GAME, PC'S, WEB SHOP, HOMEPAGE, CHAT, QUIZ, MISC.
MAIN PARTNERS           CLOTHING (COLLAR, SLEEVES AND THIGHS), WEB SHOP, HOMEPAGE, CHAT, MISC.
PARTNERS                WEB SHOP, HOMEPAGE, CHAT, MISC.
----------------------- --------------------------------------------------------------------------
                                               EXPOSURE EXPLAINED
----------------------- --------------------------------------------------------------------------
CLOTHING:               CHEST, BACK, COLLAR, THIGH AND SLEEVES
PC:                     STICKERS ON THE SIDE OF PC TOWER
GAME:                   BANNER IN MESSAGE OF THE DAY IN OUR COUNTER-STRIKE SOURCE SERVER
WEB SHOP:               PRINT ON PRODUCTS (IF POSSIBLE)
HOMEPAGE:               BANNERS, SPONSOR SECTION AND FRONT PAGE
CHAT:                   JOIN MESSAGE, TEXT COMMERCIALS
QUIZ:                   PRODUCT AND COMPANY ENDORSEMENTS
MISC.:                  CS-MOVIES, WALLPAPERS, CUSTOM CS, SCREENSAVERS ETC.
----------------------- --------------------------------------------------------------------------


Future Products and Services:
The Company plans to gravitate away from leasing servers and instead purchase their own servers. This will greatly reduce overhead costs associated with operations. Additionally, the company will continuously be upgrading equipment, graphics, and technology to increase speed.

Sources and Availability of Raw Material:
We are a service business and do not use raw materials. We use products in performing our service that are readily available from many sources.

Dependence on One or a Few Major Customers:
We rely heavily on sponsors and partners. Sponsors receive greater visibility whereas partners are provided advertising and media coverage. We are not dependent on any one sponsor or partner.

Costs and Effects of Compliance with Environmental Laws:
We are not aware of nor do we anticipate any environmental laws with which we will have to comply.

Number of Employees:
We have one employee, the President. The day to day duties are performed by the President, contract workers and volunteers.

Operations and Technology:
We are highly dependent on technology. Our operations and customer service model is dependent on internet servers, software, computer graphics programs, and memory.

Research and Development:
The company has in development numerous products that will require the use of a material amount of the assets of the company. Since inception, the company has spent $30,600 on company-sponsored software development. Future expenditures will be dependent on the operating income generated.

ITEM 2.  DESCRIPTION OF PROPERTY

The company shares an office at 101 C North Greenville, Suite 255, Allen, Texas 75002.


ITEM  3. LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2006, there were 2 record holders of the Common Stock. As of March 26, 2007, there were 67 record holders of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.


ITEM 6   MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2006

In June of 2006, we started testing three approaches with different hardware as we needed to set a standard performance benchmark. This was done with Intel and AMD processors and the third differential was the physical memory. We found that certain configurations had better performance and as we injected these new configurations into our customer servers we found and created the XDEF service (proprietary to eMI). This was a great break through for the company as it set us apart from the competition.

In the latter part of 2006, we filed a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to expand our business and execute our business plan. The filing became effective on December 21, 2006 which gave us the opportunity to sell up to 1,000,000 shares of common stock at $0.50 per share. As of March 26, 2007, we had raised $106,500 by selling 213,000 shares of common stock under that registration statement.

In October 2006, we started researching a better way to maximize our profits while keeping the integrity of the network. EMazing had done everything it could on the hardware side and now needed further market research and software programming to achieve maximization.

Market research indicated that there are tens of thousands of players in the US and the number is growing every year. A small percentage of these players are in leagues from amateur to professional. The larger percentage of the playing community are young adults who do not have a lot a lot of money and therefore our model had to be cost effective for the average teenager budget.

The software solution had to allow more users with the same XDEF service at a better price. Thus we designed a prototype for a subscription based game rental service. The model allows a player to pay by the week, month or even year and provides flexibility on the time, of use, similar to a gym membership.

Over the first six months of 2007, this will require a significant amount of programming. The implementation will begin during the second quarter and will be completed by the end of the third quarter. Although this will take time and additional funds, the rewards are potentially great. Our projections show that sales should triple overnight and provide us with a platform for sustained growth.

The process works like this: the only time the server is live and taking up resources is when a member/customer is playing. When he/she logs out the server is put to sleep, so even if we have sold 100 servers and only 20 customers are playing, that's only 20 processes running.

We decided to build it statically but in parallel and continue to run the current service to maintain our customer base. In November, the programmers started working on the project and we kept costs down by agreeing to share the technology as they are primarily game builders.

In February 2007, we started running the new Service in manual mode and testing, perfecting, configuring the new process.

Results for the Period April 11 (date of inception) to December 31, 2006

Revenues for the period ended December 31, 2006 were $11,963.

Total operating expenses for the period were $93,352 for 2006 generating a net operating loss of $81,389. Our largest expenses for the year were Computer (server) Expense of $24,234, Contract Services of $19,869 and Telephone Expense of $16,592. These costs represent the core of our business and with the implementation in 2007 of our new service we expect savings in these areas of about 15%. Since we are a new business, we had many costs that were non-recurring one time costs which we estimate at $10,000.

Net loss for the period was $81,389.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-9 of this report.






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Emazing Interactive, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheet of Emazing Interactive, Inc. and subsidiary of December 31, 2006 and the related consolidated statements of operations, cash flows and stockholders' equity for the period from April 11, 2006 (date of inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emazing Interactive, Inc. and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ The Hall Group, CPAs
------------------------
The Hall Group, CPAs
Dallas, Texas

February 10, 2007

                            EMAZING INTERACTIVE, INC.
                           Consolidated Balance Sheet
December 31, 2006


ASSETS
      Current Assets
            Cash and Cash Equivalents                                  $     71
                                                                       --------
                Total Current Assets                                         71

      Fixed Assets
            Computer Equipment                                           19,950
            Gaming Software                                              38,488
            Less: Accumulated Depreciation                              (13,882)
                                                                       --------
                Total Fixed Assets                                       44,556
                                                                       --------

                     TOTAL ASSETS                                      $ 44,627
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
            Accounts Payable                                           $ 60,218
            Other Current Liabilities                                    23,948
                                                                       --------
                Total Liabilities (All Current)                          84,166

      Stockholders' Equity
            Common stock, $.001 par value, 50,000,000 shares
                authorized,5,350,000 shares issued and outstanding        5,350
            Additional Paid-In Capital                                   36,500
            Retained Earnings (Deficit)                                 (81,389)
                                                                       --------
                Total Stockholders' Equity (Deficit)                    (39,539)
                                                                       --------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 44,627
                                                                       ========

The accompanying notes are an integral part of these financial statements.

                            EMAZING INTERACTIVE, INC.
                      Consolidated Statement of Operations
          From April 11, 2006 (Date of Inception) to December 31, 2006



REVENUES                                                      $    11,963

OPERATING EXPENSES
      Depreciation                                                 13,882
      General and Administrative:
           Accounting and Professional                              5,820
           Computer Expenses                                       24,234
           Contract Services                                       19,869
           Licenses and Fees                                        4,322
           Office Expense                                           3,241
           Telephone                                               16,592
           Travel Expense                                           5,392
                                                              -----------
           TOTAL OPERATING EXPENSES                                93,352
                                                              -----------

NET OPERATING (LOSS)                                              (81,389)

OTHER INCOME (EXPENSE)
      None                                                              0
                                                              -----------
           TOTAL OTHER INCOME (EXPENSE)                                 0
                                                              -----------

NET (LOSS) BEFORE INCOME TAXES                                    (81,389)
      Provision for Income Taxes (Expense) Benefit                      0
                                                              -----------

NET (LOSS)                                                    $   (81,389)
      Beginning Retained Earnings                                       0
                                                              -----------

ENDING RETAINED EARNINGS (DEFICIT)                            $   (81,389)
                                                              ===========


EARNINGS PER SHARE

      Weighted Average of Outstanding Shares                    5,350,000
                                                              ===========

      Income (Loss) for Common Stockholders                         (0.02)
                                                              ===========


The accompanying notes are an integral part of these financial statements.



                            EMAZING INTERACTIVE, INC.
            Consolidated Statement of Changes in Stockholders' Equity
          From April 11, 2006 (Date of Inception) to December 31, 2006


                                                                                           Retained
                                            Common Stock               Paid-In             Earnings
                                       Shares          Amount          Capital            (Deficit)            Totals
                                    -------------   -------------  -----------------   -----------------   ----------------

Beginning Stockholder's Equity                 0    $          0   $              0    $              0    $             0

Common Stock Issued For:
      Assets                           5,000,000           5,000             25,600                                 30,600
      Services                           250,000             250              1,000                                  1,250
      Cash                               100,000             100              9,900                                 10,000

Net Income (Loss)                              0               0                  0             (81,389)           (81,389)
                                    -------------   -------------  -----------------   -----------------   ----------------

Ending Stockholders' Equity
      Equity (Deficit)                 5,350,000    $      5,350   $         36,500             (81,389)   $       (39,539)
                                    =============   =============  =================   =================   ================


The accompanying notes are an integral part of these financial statements.

                            EMAZING INTERACTIVE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FROM APRIL 11, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2006


CASH FLOWS FROM OPERATING ACTIVITIES
      Net (Loss)                                                       $(81,389)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Common Stock Issued for Services                                1,250
          Depreciation                                                   13,882
          Increase in Accounts Payable                                   60,218
          Increase in Other Current Liabilities                          23,948
                                                                       --------

              Net Cash Provided by Operating Activities                  17,909

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                          (27,838)
                                                                       --------

              Net Cash (Used) by Investing Activities                   (27,838)

CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of Common Stock for Cash                                      10,000
                                                                       --------

              Net Cash Provided by Financing Activities                  10,000
                                                                       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    71

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                0
                                                                       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     71
                                                                       ========


SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense                          0
                                                                       ========

      Noncash Investing Activity
          Issues 5,000,000 shares of Common Stock for the following:
              Computer Equipment                                         15,600
              Gaming Software                                            15,000
              Services                                                    1,250
                                                                       --------

                   Total Noncash Investing Activity                      31,850
                                                                       ========



The accompanying notes are an integral part of these financial statements.

                            EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006




NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

         Nature of Activities, History and Organization:
         -----------------------------------------------

         Emazing Interactive, Inc. (The "Company") operates as an online gaming facilitator through its subsidiary Emazing Gaming, LLC. The Company is located in Allen, Texas and was incorporated on April 11, 2006 under the laws of the State of Texas. On October 2, 2006, the Company converted its corporate charter to domicile in Nevada.

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. Below is a summary of certain significant accounting policies selected by management.

                  Basis of Presentation:
                  ----------------------

                  The Company prepares its financial statements on the accrual basis of accounting.

                  Cash and Cash Equivalents:
                  --------------------------

                  All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value.

                  Fixed Assets:
                  -------------

                  Fixed assets are depreciated over their useful lives of three years. Repairs and maintenance is charged to expense as incurred.

                  Principles of Consolidation:
                  ----------------------------

                  The  financial  statements  include  the  accounts  of Emazing
                  Gaming,   LLC,  an  operating   subsidiary.   All  significant
                  intercompany transactions and balances have been eliminated.

                  Earnings (Loss) per Share:
                  --------------------------

                  Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings
                  (loss) per share is identical to earnings (loss) per share (basic).

                           EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 -  CONTINUED
-------------------

                  Website Software Development Costs:
                  -----------------------------------

                  The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Emazing had no website. For the period ended December 31, 2006, $790 has been expensed and $38,488 capitalized.

                  Use of Estimates:
                  -----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - FIXED ASSETS
---------------------

         Fixed assets at December 31, 2006 are as follows:

                  Computer equipment                           $    19,950
                  Gaming software                                   38,488
                  Less: Accumulated Depreciation                   (13,882)
                                                               ------------

                           Total Fixed Assets                  $    44,556
                                                               ============

         Depreciation expense was $13,882 for the year ended December 31, 2006.

                           EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 3 - COMMON STOCK
---------------------

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2006, there were 5,350,000 shares outstanding as follows:
         Shares

                  At Inception                                5,000,000
                  April 24, 2006                                250,000
                  June 30, 2006                                 100,000
                                                              ---------

                           Total Shares Outstanding           5,350,000
                                                              =========

NOTE 4 - INCOME TAXES
---------------------

         The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Since the realization of any deferred tax benefits is contingent upon future earnings, no deferred tax asset has been accrued since the likelihood of future earnings has not been demonstrated.

         The Company had net losses for the year ended December 31, 2006, and therefore incurred no tax liabilities. The net operating losses and their expiration dates are as follows:

                                                               Expiration
                  Period Ended               Net (Loss)           Date
                  ------------               ----------           ----

                  December 31, 2006         ($81,389)             2026

                           EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 5 - FINANCIAL CONDITION AND GOING CONCERN
----------------------------------------------

         Emazing has an accumulated deficit through December 31, 2006 totaling $81,389 and had negative working capital of $84,095. Because of this accumulated loss, Emazing will require additional working capital to develop its business operations. Emazing intends to raise additional working capital either through private placements, public offerings and/or bank financing. See subsequent events per NOTE 6 below. There are no assurances that Emazing will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Emazing's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Emazing will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing. If adequate working capital is not available Emazing may not continue its operations.

         Emazing faces many factors in its ability to continue as a going concern, including but not limited to, the promotion of its gaming website, competition from larger and better capitalized companies, and its ability to create traffic to its website and virtual store. To date, much of Emazing's activities have been focused on advertising and promotion to create its identity in the community, and its continued existence is dependent upon the gaming public purchasing more time on its gaming servers.

         Should the above concerns materialize, it is conceivable that Emazing would have to suspend or discontinue operations. Management believes that the efforts it has made to promote its site will continue for the foreseeable future. These conditions raise substantial doubt about Emazing's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Emazing be unable to continue as a going concern.


NOTE 6 - SUBSEQUENT EVENT
-------------------------

         The Company sold common shares in the first quarter of 2007 pursuant to their SB-1 filing effective December 2006. The amount sold as of the date of this report was $83,500.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

         Amounts due related parties was $23,948 at December 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)      Changes in internal controls
         ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2006, the following persons serve as directors and officers of the Company.

G. Edward Hancock          Chief Executive Officer, President, Chief Financial
                           Officer and Director

G. Edward Hancock, now 18, started in eSports at age 13, being a very talented game player at an early age opened doors for him at such an early age for the level of competition offered. From the conception of the most popular game he has been in the in the top 15% of American players. Coupled with his 10 year computer and internet experience and knowledge of Game Servers helped him to understand all aspects of the online gaming industry, particularly game servers and performance.

In 2001, Mr. Hancock, in conjunction with a few other gamers, opened a game server rental company in Southern California offering game servers to west coast of United States; this was a very good learning experience. One of the biggest lessons of this venture is the shelf life of the computer equipment and facilities that housed them. If the data center was not set up for online play then the performance suffered, and this business is all about performance.

In 2003, Mr. Hancock helped open a LAN Game Center in Lake Forest California; this facility offered game play by the hour and was a very profitable business in both financially and educationally. This business was sold and Mr. Hancock re-located to Dallas Texas, the home of the biggest online gaming league in the world, CAL, The Cyber Athletic League and CPL , The Cyber Professional League where twice a year teams and players from all over the world come to compete for over 100,000 in money and prizes. Mr. Hancock is now concentrating on managing teams as well as competing as EMazing's sponsored teams, (called eMg) now represent over 15 teams through out the world. Most of the teams are in the US and Canada and are supplied game servers from the eMg XDEF network.

In late 2005, Mr. Hancock started up eMg's XDEF network, a high end gaming server rental company specializing in high performance game servers as well as low cost economical game servers for beginners. Over the next year, this business has grown to one of the top US game server rental companies offering the high end consistent service game servers demand.


ITEM 10. EXECUTIVE COMPENSATION

Our executive officer received $-0- in 2006.

ITEM 11. SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of December 31, 2006, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title/relationship                                     Amount owned
to Issuer                     Name of Owner           before offering    Percent
--------------------------------------------------------------------------------

President, Secretary
            and Director      G. Edward Hancock       5,000,000           93.46%

Shareholder                   Oxford Guild, Ltd. *      350,000            6.54%
                                                      --------------------------

All officers, directors, and
10% shareholders as a group                           5,350,000          100.00%


* James Wilkinson is the beneficial owner of Oxford Guild, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.


ITEM 13. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

         Independent Auditor's Report

         Consolidated Balance Sheet as of December 31, 2006

         Consolidated Statement of Operations for the period April 11, 2006 (date of inception) to December 31, 2006

         Consolidated Statement of Stockholders' Equity for the period April 11, 2006 (date of inception) to December 31, 2006

         Consolidated Statement of Cash Flows for the period April 11, 2006 (date of inception) to December 31, 2006

         Notes to the Consolidated Financial Statements

(b) The company filed the following Form 8-K's in 2006.

None.

(c)      Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $3,860.

(2) AUDIT-RELATED FEES

$3,860

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


EMAZING INTERACTIVE, INC.

By:      /s/ G. Edward Hancock
         ---------------------
         G. Edward Hancock
         Chief Executive Officer AND Chief Financial Officer

Dated: April 10, 2007