Form 10QSB
period 2007-03-31
EMAZING INTERACTIVE, INC.
filed 2007-05-21
CIK 1376321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-138111

                            EMAZING INTERACTIVE, INC.
        (Exact name of small business issuer as specified in its charter)


         Nevada                                           20-4672080
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



              101 C North Greenville, Suite 255, Allen, Texas 75002
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 894-8796
                           (Issuer's telephone number)

                                       N/A
                                       ---

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:. Yes [ X ] No [ ].



As of March 31, 2007, there were 5,555,300 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        10

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                17
Item 2     Changes in Securities                                            17
Item 3     Default upon Senior Securities                                   17
Item 4     Submission of Matters to a Vote of Security Holders              17
Item 5     Other Information                                                17
Item 6     Exhibits and Reports on Form 8-K                                 17

                            EMAZING INTERACTIVE, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $  81,038
  Prepaid expenses                                                        3,076
                                                                      ---------
    Total current assets                                                 84,114

Fixed assets
  Computer equipment                                                     19,950
  Gaming software                                                        48,488
  Less: Accumulated depreciation                                        (18,388)
                                                                      ---------
    Total fixed assets                                                   50,050
                                                                      ---------
TOTAL ASSETS                                                          $ 134,164
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  62,218
  Other current liabilities                                              21,272
                                                                      ---------
Total liabilities                                                        83,490
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,555,300 shares issued and outstanding                     5,555
  Additional paid in capital                                            138,945
  Accumulated deficit                                                   (93,826)
                                                                      ---------
Total Stockholders' Equity                                               50,674
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 134,164
                                                                      =========










                 See Accompanying Notes to Financial Statements

                            EMAZING INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2007*
                                   (UNAUDITED)


                                                                       Three
                                                                      Months
                                                                       Ended
                                                                     March 31,
                                                                    -----------
                                                                       2007
                                                                    -----------

Revenue                                                             $     1,437

Operating expenses:
 Depreciation                                                             4,506
 General and administrative:
  Accounting and professional                                             3,660
  Computer expenses                                                         290
  Licenses and fees                                                           0
  Office expense                                                          1,134
  Telephone                                                               2,601
  Travel expense                                                          2,046
                                                                    -----------
        Total operating expenses                                         14,237


 (Loss) from operations (12,800)

  Other(expense):
      Interest income                                                       363
                                                                    -----------

Net(loss)                                                           $   (12,437)
                                                                    ===========


Net loss per share:
  Basic and diluted                                                 $     (0.00)
                                                                    ===========

  Weighted average shares outstanding:
  Basic and diluted                                                   5,464,551
                                                                    ===========




*Company was formed in April 2006, therefore no comparatives are shown






                 See Accompanying Notes to Financial Statements



                           EMAZING INTERACTIVE, INC.

                  Statement of Changes in Stockholders' Equity

                                 March 31, 2007





                                       Common Stock          Paid-in          Retained

                                   Shares         Amount      Capital       Earnings (Deficit)       Totals
                                  ---------      ---------    ---------     ------------------     ---------


Beginning Stockholder's Equity         0        $       0    $      0       $               0      $       0


Issuance of Common Stock for:

        Assets                   5,000,000          5,000       25,000                                30,600

        Services                   250,000            250        1,000                                 1,250

        Cash                       100,000            100        9,900                                10,000

Net (Loss)                               0              0            0                 (81,389)      (81,389)
                                 ---------      ---------    ---------      ------------------     ---------

Ending Stockholder's Equity
  at Dec 31, 2006                5,350,000      $   5,350    $  36,500      $          (81,389)      (39,539)


Issuance of Common Stock for:

        Cash                       205,300            205      102,445                       0       102,650

Net(Loss)                                0              0            0                 (12,437)      (12,437)
                                 ---------      ---------    ---------      ------------------     ---------

Ending Stockholders' Equity
 at March 31, 2007               5,555,300          5,555    $ 138,945      $          (93,826)    $  50,674







                 See Accompanying Notes to Financial Statements

                            EMAZING INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2007 *
                                   (UNAUDITED)

                                                                         2007
                                                                      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $ (12,437)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                         4,506
Change in assets and liabilities:
  Accounts receivable-related party                                      (2,675)
  Other assets                                                           (3,077)
  Accounts payable and accrued expenses                                   2,000
                                                                      ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                                 (11,683)
                                                                      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Software upgrade                                                      (10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                                         102,650
                                                                      ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             102,650

NET INCREASE (Decrease) IN CASH                                          80,967

  Cash, beg. of period                                                       71
                                                                      ---------
  Cash, end of period                                                 $  81,038
                                                                      =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                       $    --
  Income taxes paid                                                   $    --






*Company was formed in April 2006, therefore no comparatives are shown





                   See Accompany Notes to Financial Statements

                            EMAZING INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

                  Fixed Assets:
                  ------------

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

                  Website Software Development Costs:
                  -----------------------------------
                  The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Emazing had no website. For the period ended March 31, 2007, $290 has been expensed and $48,488 capitalized.

                  Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - FIXED ASSETS

         Fixed assets at March 31, 2007 are as follows:

                  Computer equipment                           $  19,950
                  Gaming software                                 48,488
                  Less: Accumulated Depreciation                 (18,388)
                                                               ---------

                           Total Fixed Assets                  $  50,050
                                                               ---------

         Depreciation expense was $4,506 for the year three months ended March 31, 2007.

NOTE 3 - COMMON STOCK

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2007, there were 5,555,300 shares outstanding as follows:

NOTE 4 - INCOME TAXES

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


         The Company had net losses for the three months ended March 31, 2007 and the year ended December 31, 2006, and therefore incurred no tax liabilities. The net operating losses and their expiration dates are as follows:

                                                                  Expiration
                  Period Ended              Net (Loss)            Date
                  ----------------------------------------------------------

                  March 31, 2007            ($12,437)             2027

                  December 31, 2006         ($81,389)             2026

NOTE 5 - FINANCIAL CONDITION AND GOING CONCERN

         Emazing has an accumulated deficit through March 31, 2007 totaling $93,826 and had working capital of $624. Because of this accumulated loss, Emazing will require additional working capital to develop its business operations. Emazing intends to raise additional working capital either through private placements, public offerings and/or bank financing. See liquidity and capital resource discussion per Item 3 below. There are no assurances that Emazing will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Emazing's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Emazing will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing. If adequate working capital is not available Emazing may not continue its operations.

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

NOTE 6 - RELATED PARTY TRANSACTIONS



         Amounts due related parties were $18,273 at March 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General

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

2.   High  priority  advertising on   2.  Limited  advertising  on        2.   Listed as a supporter for
     television, radio, eSports           television,  radio, eSports          a limited time
     websites and magazine interviews     and magazine special features

3.   Main sponsor image, banner       3.  Listed as an official           3. Special features negotiable
     description  of company              supporter on our website
     on our website                       with a rotational banner and
                                          a small logo

4.   Special  features on your        4.  Special features on your
     products: e.g. news and              products:  e.g. news and
     reviews                              reviews

5.   Product/brand endorsement        5.  Product endorsement on on our
     on our website and at events         website and limited
                                          endorsement at events

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

INDUSTRY & COMPETITION:

Market Analysis Summary:

Gamers are just as fanatical about pro-gaming teams as football fans are with their NFL teams. They watch their matches, attend events, emulate what they wear, buy the hardware they use, and follow the new trends players bring about. Counter-Strike 1.6 is the world renowned FPS (First Person Shooter) game and is the #1 online action game in the world. Counter-Strike 1.6 offers the most competition and biggest prize pots in the gaming industry. With all the new advancements within the eSports community it also brings about new games, such as Counter-Strike Source. Source is the newest addition to the Counter-Strike family bringing amazing graphics, new maps, and different techniques than Counter-Strike 1.6. The graphics on this engine are amazing and offer high quality details to this game as well. Bringing in this game offers computer companies and hardware companies more sales due to gamers needing a better computer to run the video game. (Source:http://www.csnation.net/articles.php/cssguide_200/)

Online gaming has emerged as one of the biggest growing industries in the new millennium. The Far East has played a significant role in paving the way for recognition for online gamers. Multiplayer online games have generated over 1 billion dollars in revenue for the first time, in 2004. A large proportion of this figure has come from player subscription games such as Everquest and Star Wars Galaxies, but a significant amount has also come from the first person shooter game sales. This figure does not include the emergence of sponsored players and teams as has been seen in Asia over the last 18 months with many players earning above $100,000 in sponsorship deals. These players have become cult figures in their respective countries and "national heroes". The way it stands now, is that this status will start migrating to the already maturing gaming markets such as the US, where global events here now command higher earnings for the winners. Typical earnings of a team range between $20k and $40k for the larger events, though this is small compared to the events of Asia.

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2007

Our fiscal quarter ended on March 31, 2007. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the period discussed herein. There is no prior year comparative data as the company began operations on April 11, 2006.

REVENUE. Revenue for the three months ended March 31 2007, was $1,437. The revenue has remained low as we are reprogram our servers as we prepare to roll-out a new server use structure to capitalize on the short nature of time commitment in the industry vs. renting server space for a whole month, week or day. Also, we spent significant time raising money related to our successful SB-1 filing.

EXPENSES. Total expenses for the three months ended March 31 2007, were $9,731. Accounting fees of $3,660, server expenses of $2,601 and travel expenses of $2,046 make up most of the expenses.

NET INCOME (LOSS). Net loss for the three months ended March 31 2007 was $12,437.

LIQUIDITY AND CAPITAL RESOURCES. Emazing filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on December 21, 2006 and Emazing has raised funds under that registration statement at $0.50 per share. As of May 15, 2007, Emazing has raised $116,750 by selling 233,500 shares.

Employees

As of March 31 2007, the Company had one employee.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended September 30, 2006.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMAZING INTERACTIVE, INC.

By /s/ G. Edward Hancock
--------------------------
G. Edward Hancock, President, CFO

Date: May 15, 2007