Form 10QSB
period 2007-06-30
EMAZING INTERACTIVE, INC.
filed 2007-08-14
CIK 1376321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-138111

                            EMAZING INTERACTIVE, INC.
                            -------------------------
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

As of June 30, 2007, there were 5,583,500 shares of Common Stock of the issuer outstanding.

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

                            EMAZING INTERACTIVE, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $  32,370
  Prepaid expenses                                                       14,103
                                                                      ---------
     Total current assets                                                46,473

Fixed assets
  Computer equipment                                                     19,950
  Gaming software                                                        48,488
  Less: Accumulated depreciation                                        (22,894)
                                                                      ---------
    Total fixed assets                                                   45,544
                                                                      ---------
TOTAL ASSETS                                                          $  92,017
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  43,068
  Other current liabilities                                              13,619
                                                                      ---------
Total liabilities                                                        56,687
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,583,500 shares issued and outstanding                     5,584
  Additional paid in capital                                            153,017
  Accumulated deficit                                                  (123,271)
                                                                      ---------
Total Stockholders' Equity                                               35,330
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  92,017
                                                                      =========




See Accompanying Notes to Financial Statements




                           EMAZING INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                           THREE AND SIX MONTHS ENDED
               JUNE 30, 2007 AND THE PERIOD APRIL 11 (INCEPTION)
                                TO JUNE 30, 2006
                                  (UNAUDITED)


                                          Three Months    Three Months  Six Months
                                              Ended           Ended       Ended      Period Ended
                                            June 30,        June 30,     June 30,      June 30,

                                         -----------    -----------    -----------    -----------
                                             2007            2006         2007          2006
                                         -----------    -----------    -----------    -----------


Revenue                                  $     8,452    $     4,301    $     9,889    $     4,301

Operating expenses:
 Depreciation                                  4,506          4,507          9,012          4,507
 General and administrative:
  Accounting and professional                 10,926         20,240         14,586         20,240
  Computer expenses                            1,564         20,019          1,854         20,019
  Licenses and fees                              733          3,126            745          3,126
  Marketing                                    2,767              0          2,767              0
  Office and other expenses                    3,582          2,480          4,703          2,480
  Telephone                                    5,844          8,263         10,953          8,263
  Travel expense                               8,399          1,758          7,937          1,758
                                         -----------    -----------    -----------    -----------
        Total operating expenses              38,321         60,393         52,557         60,393

 (Loss) from operations                      (29,869)       (56,092)       (42,668)       (56,092)

  Other(expense):
      Interest income                            423              0            786              0
                                         -----------    -----------    -----------    -----------

Net(loss)                                $   (29,446)   $   (56,092)   $   (41,882)   $   (56,092)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,520,043      5,209,375      5,520,043      5,209,375
                                         ===========    ===========    ===========    ===========



                 See Accompanying Notes to Financial Statements



                           EMAZING INTERACTIVE, INC.

                  Statement of Changes in Stockholders' Equity

                                June 30, 2007





                                       Common Stock          Paid-in          Retained

                                   Shares         Amount      Capital       Earnings (Deficit)       Totals
                                  ---------      ---------    ---------     ------------------     ---------


Beginning Stockholder's Equity         0        $       0    $      0       $               0      $       0


Issuance of Common Stock for:

        Assets                   5,000,000          5,000       25,600                                30,600

        Services                   250,000            250        1,000                                 1,250

        Cash                       100,000            100        9,900                                10,000

Net (Loss)                               0              0            0                 (81,389)      (81,389)
                                 ---------      ---------    ---------      ------------------     ---------

Ending Stockholder's Equity
  at Dec 31, 2006                5,350,000      $   5,350    $  36,500      $          (81,389)      (39,539)


Issuance of Common Stock for:

        Cash                       227,500            228      113,523                       0       113,751

        Conversion of debt
         for stock                   6,000              6        2,994                                 3,000

Net(Loss)                                0              0            0                 (41,882)      (41,882)
                                 ---------      ---------    ---------      ------------------     ---------

Ending Stockholders' Equity
 at June 30, 2007                5,583,500          5,584    $ 153,017      $         (123,271)    $  35,330
                                 ---------      ---------    ---------      ------------------     ---------






                 See Accompanying Notes to Financial Statements

                            EMAZING INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
   SIX MONTHS ENDED JUNE 30, 2007 AND THE PERIOD APRIL 11 (INCEPTION) TO JUNE
                                     30,2006
                                  (UNAUDITED)

                                                           2007         2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (41,882)   $ (56,092)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                            9,012        4,507
Change in assets and liabilities:
  Other assets                                             (14,103)           0
  Accounts payable-related party                           (10,329)      18,307
  Accounts payable and accrued expenses                    (17,150)      46,728
                                                         ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                    (74,452)      13,450
                                                         ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Software upgrade                                         (10,000)     (38,488)
  Computer equipment                                             0      (15,600)
                                                         ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                    (10,000)     (54,088)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                            113,751       10,000
  Conversion of debt to stock                                3,000            0
  Issuance of stock for assets                                   0       30,600
  Issuance of stock for services                                 0        1,250
                                                         ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                116,751       41,850

NET INCREASE (Decrease) IN CASH                             32,299        1,212

  Cash, beg. of period                                          71            0
                                                         ---------    ---------
  Cash, end of period                                    $  32,370    $   1,212
                                                         =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $    --      $    --
  Income taxes paid                                      $    --      $    --



                   See Accompany Notes to Financial Statements

                            EMAZING INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                  Website Software Development Costs:
                  -----------------------------------
                  The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Emazing had no website. For the period ended June 30, 2007, $290 has been expensed and $48,488 capitalized.

                  Use of Estimates:
                  -----------------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - FIXED ASSETS

         Fixed assets at June 30, 2007 are as follows:

                  Computer equipment                           $  19,950
                  Gaming software                                 48,488
                  Less: Accumulated Depreciation                 (22,894)
                                                               ---------

                           Total Fixed Assets                  $  45,544
                                                               =========

         Depreciation expense was $4,506 for the three months ended June 30, 2007 and $4,507 for the three months ended June 30, 2006. Depreciation expense was $9,012 for the six months ended June 30, 2007 and $4,507 for the period ended June 30, 2006.

NOTE 3 - COMMON STOCK

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2007, there were 5,583,500 shares outstanding.

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


         The Company had net losses for the six months ended June 30, 2007 and the year ended December 31, 2006, and therefore incurred no tax liabilities. The net operating losses and their expiration dates are as follows:

                                                                     Expiration
                  Period Ended                       Net (Loss)        Date
                  -------------------------------------------------------------

                  June 30, 2007                      ($41,882)         2027

                  December 31, 2006                  ($81,389)         2026

NOTE 5 - FINANCIAL CONDITION AND GOING CONCERN

         Emazing has an  accumulated  deficit  through  June 30,  2007  totaling
         $123,271 and had working capital of ($10,214). Because of this accumulated loss, Emazing will require additional working capital to develop its business operations. Emazing intends to raise additional working capital either through private placements, public offerings and/or bank financing. See liquidity and capital resource discussion per Item 2 below. There are no assurances that Emazing will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Emazing's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Emazing will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing. If adequate working capital is not available Emazing may not continue its operations.

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

NOTE 6 - RELATED PARTY TRANSACTIONS



         Amounts due related parties were $13,619 at June 30, 2007.

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

OUR BUSINESS STRATEGY

We are EMG (EMAZING GAMING), a gaming organization that is working with prominent marketing services connected to the gaming scene. Currently, the entire team consists of contract workers including management, sales, technical development, press and our primary team / players department. We are comprised of people who have specific gaming experience, a pre-requisite for employment with our company is experience in the gaming world. Combined, our organization holds well over 50 years of experience in management alone.

Management consists primarily of our President and CEO. As CEO, he is responsible for coordinating and leading the entire organization to achieve optimal results and goals. This includes directing contract consultants and measuring results. He also manages the budget to satisfy needs for traveling and accommodations to PR events and tournaments. Additionally, our CEO is responsible for strategic thinking and placement within the E-Gaming industry, constantly looking for new opportunities. As such, he is instrumental in building and maintaining sponsor and partner relationships.

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

Team/Players: The current team of players are the backbone to the organization. The team practices and competes in order to keep EMG ORGANIZATION as a world leading organization. The team is the primary marketing channel for sponsors and the organization. The team wears branded clothing and as they perform and succeed spectators and other participants are drawn to play the same games. These workers are on contract. Emazing Gaming currently sponsors eight teams of which three require consistent financial support. These three teams travel throughout the United States (1.6 Counter-Strike and DOD team) and the United Kingdom (Counter Strike team).


Press department: This department works to provide the public with the latest updates regarding the team and e-sports through our website and other means of communication. The department also provides detailed coverage of the teams' progress in tournaments and leagues. These workers are on contract.

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

The Company is in discussions with CAL, the Cyber Athletic League, which is the largest cyber league in the world with over 550,000 registered participants, to sponsor a new game, `Condition Zero'. Emazing would provide server space and CAL the participants. The benefit to Emazing is the free advertising and marketing that results from the relationship. This will provide us with significant exposure that we expect will generate significant traffic on our web-site and therefore increased revenue.

CAL provides the leagues and divisions of the most popular games. They are a free-to-play league, and by playing through them, teams gain seating for the CPL, Cyber Professional League, which is a branch of CAL that is a paid, professional tournament league. The standings in CPL are used to seed teams in events that CPL/CAL sponsor.

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




RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2007

Our fiscal quarter ended on June 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the period discussed herein. The Company began operations on April 11, 2006 so there is only comparative data for the quarter ending June 30.

REVENUE. Revenue for the three months ended June 30, 2007, was $8,452 compared to $4,301 for the three months ended June 30, 2006. The increase in revenue is attributed to the impact that the success of the `Teams' have had in the World Cyber Games and other competitions, and the new server structure. During the quarter, we rolled out the new server use structure to capitalize on the short nature of time commitment in the industry vs. renting server space for a whole month, week or day. This impact is also reflected in the expenses. Revenue for the six months ended June 30, 2007 was $9,889. Sales were low in the first quarter as we reprogrammed our servers for the aforementioned server structure.

EXPENSES. Total expenses for the three months ended June 30 2007, were $38,321 compared to expenses for the three months ended June 30, 2006 of $60,393. Expenses were down versus 2006 as in 2006 we had initial audit fees ($8,000), computer set-up expenses ($18,000) and filing fees ($2,600); these were partially off-set by increases marketing expenses of $2,800 and travel of $6,600. Total expenses for the six months ended June 30, 2007 were $52,557. Accounting and professional fees of $14,500, server expenses of $8,000 and travel expenses of $10,000 make up most of the expenses.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2007 was $29,446 compared to the three months ended June 30, 2006 of $56,092. The decrease in loss correlates to the decrease in expenses as discussed above. The net loss for the six months ended June 30, 2007 was $41,882.

LIQUIDITY AND NET CAPITAL RESOURCES. Emazing filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on December 21, 2006 and Emazing has raised funds under that registration statement at $0.50 per share. As of August 14, 2007, Emazing has raised $116,750 by selling 233,500 shares.

Employees
June 30, 2007, the Company had one employee.


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

EMAZING INTERACTIVE, INC.

By /s/  G. Edward Hancock
   ----------------------
G. Edward Hancock, President, CFO

Date: August 14, 2007