Form 10QSB
period 2007-09-30
EMAZING INTERACTIVE, INC.
filed 2007-11-20
CIK 1376321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended September 30, 2007

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

                                 (646) 403-4507
                           (Issuer's telephone number)

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [X].

As of September 30, 2007, there were 5,659,500 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        10

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                16
Item 2     Changes in Securities                                            16
Item 3     Default upon Senior Securities                                   16
Item 4     Submission of Matters to a Vote of Security Holders              16
Item 5     Other Information                                                16
Item 6     Exhibits and Reports on Form 8-K                                 16

                            EMAZING INTERACTIVE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $  45,499
  Prepaid expenses                                                       10,318
                                                                      ---------
    Total current assets                                                 55,817

Fixed assets
  Computer equipment                                                     19,950
  Gaming software                                                        48,488
  Less: Accumulated depreciation                                        (27,400)
                                                                      ---------
    Total fixed assets                                                   41,038
                                                                      ---------
TOTAL ASSETS                                                          $  96,855
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  49,257
  Other current liabilities                                              11,342
                                                                      ---------
Total liabilities                                                        60,599
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,659,500 shares issued and outstanding                     5,660
  Additional paid in capital                                            190,940
  Accumulated deficit                                                  (160,344)
                                                                      ---------
Total Stockholders' Equity                                               36,256
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  96,855
                                                                      =========








                 See Accompanying Notes to Financial Statements





                           EMAZING INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE PERIOD APRIL 11
                        (INCEPTION) TO SEPTEMBER 30, 2006
                                  (UNAUDITED)


                                         Three Months    Three Months   Nine Months   Period from
                                             Ended           Ended         Ended      April 11 to
                                           Sept 30,        Sept 30,       Sept 30,     Sept 30,
                                             2007           2006           2007           2006
                                         -----------    -----------    -----------    -----------

Revenue                                  $     9,805    $     5,621    $    19,694    $     9,923

Operating expenses:
 Depreciation                                  4,506          3,004         13,518          7,511
 General and administrative:
  Accounting and professional                 23,229          2,728         37,869         23,288
  Computer expenses                            1,745             54          3,598         20,073
  Licenses and fees                              218              0            963          3,100
  Marketing                                       91              0          2,858              0
  Server hosting                               5,762          5,479         13,390         12,030
  Office and other expenses                    2,006          1,584          6,659          3,769
  Telephone                                      884            675          1,701          2,387
  Travel expense                               8,593          2,845         19,037          4,604
                                         -----------    -----------    -----------    -----------
        Total operating expenses              47,034         16,369         99,593         76,762

 (Loss) from operations                      (37,229)       (10,747)       (79,899)       (66,839)

  Other(expense):
      Interest income                            157              0            944              0
                                         -----------    -----------    -----------    -----------

Net(loss)                                $   (37,072)   $   (10,747)   $   (78,955)   $   (66,839)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.01)   $     (0.00)   $     (0.01)   $     (0.01)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,601,370      5,329,050      5,547,449      5,329,050
                                         ===========    ===========    ===========    ===========



                 See Accompanying Notes to Financial Statements



                           EMAZING INTERACTIVE, INC.

                  Statement of Changes in Stockholders' Equity

                               September 30, 2007



                                          Common Stock         Paid-In      Retained

                                      Shares        Amount     Capital   Earnings (Deficit)    Total
                                      ---------   ---------   ---------   ------------     ---------

Beginning Stockholder's Equity                0   $       0   $       0   $          0     $       0


Issuance of Common Stock for:

        Assets                        5,000,000       5,000      25,600                       30,600

        Services                        250,000         250       1,000                        1,250

        Cash                            100,000         100       9,900                       10,000



Net (Loss)                                    0           0           0        (81,389)      (81,389)
                                      ---------   ---------   ---------   ------------     ---------

Balance at December 31, 2006          5,350,000   $   5,350   $  36,500   $    (81,389)    $ (39,539)


Issuance of Common Stock for:

        Cash                            303,500         304     151,446              0       151,750

Conversion of debt for stock              6,000           6       2,994                        3,000

Net (Loss)                                    0           0           0        (78,955)      (78,955)
                                      ---------   ---------   ---------      ---------     ---------

Balance at September 30, 2007         5,659,500   $   5,660   $ 190,940   $   (160,344)   $   36,256
                                      =========   =========   =========   ============    ==========




                 See Accompanying Notes to Financial Statements

                           EMAZING INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE PERIOD APRIL 11
                          (INCEPTION) TO SEPTEMBER 30,
                                2006 (UNAUDITED)

                                                      2007         2006
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (78,955)   $ (66,839)
  Conversion of debt to stock                               0       30,000
  Issuance of stock for assets                              0        1,850
Adjustments to reconcile net deficit to cash used
 by operating activities:
    Depreciation and amortization                      13,518        7,511
Change in assets and liabilities:
  Other assets                                        (12,606)           0
  Accounts payable-related party                      (10,318)      20,071
  Accounts payable and accrued expenses               (10,961)      51,375
                                                    ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES               (99,322)      43,968
                                                    ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Software upgrade                                    (10,000)     (38,488)
  Computer equipment                                        0    (15,600)_
                                                    ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES               (10,000)     (54,088)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                       151,751       10,000
  Issuance of stock for services                        3,000            0
                                                    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           154,751       10,000

NET INCREASE (Decrease) IN CASH                        45,378         (120)

  Cash, beg. of period                                     71            0
                                                    ---------    ---------
  Cash, end of period                               $  45,449    $    (120)
                                                    =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $    --      $    --
  Income taxes paid                                 $    --      $    --








                   See Accompany Notes to Financial Statements

                            EMAZING INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                  Website Software Development Costs:
                  The Company adopted EITF 00-02, "Accounting for Website Developments Costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Emazing had no website. As of September 30, 2007, $488 has been expensed and $48,488 capitalized.

                  Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - FIXED ASSETS

         Fixed assets at September 30, 2007 are as follows:

                  Computer equipment                            $ 19,950
                  Gaming software                                 48,488
                  Less: Accumulated Depreciation                 (27,400)
                                                                 --------

                           Total Fixed Assets                   $ 41,038
                                                                 -------

         Depreciation expense was $4,506 for the year three months ended September 30, 2007 and $3,004 for the period ended September 30, 2006. Depreciation expense was $13,518 for the nine months ended September 30, 2007 and $7,511 from April 11 (inception) to September 30, 2006.

NOTE 3 - COMMON STOCK

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2007, there were 5,659,500 shares outstanding.

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


         The Company had net losses for the nine months ended September 30, 2007 and the year ended December 31, 2006, and therefore incurred no tax liabilities. The net operating losses and their expiration dates are as follows:

                                                                      Expiration

                  Period Ended                       Net (Loss)          Date
--------------------------------------------------------------------------------

                  September 30, 2007                ($78,955)            2027

                  December 31, 2006                 ($81,389)            2026

NOTE 5 - FINANCIAL CONDITION AND GOING CONCERN

         Emazing has an accumulated deficit through September 30, 2007 totaling $160,344 and had negative working capital of $4,782. Because of this accumulated loss, Emazing will require additional working capital to develop its business operations. Emazing intends to raise additional working capital either through private placements, public offerings and/or bank financing. See liquidity and capital resource discussion per Item 2 below. There are no assurances that Emazing will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Emazing's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Emazing will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing. If adequate working capital is not available Emazing may not continue its operations.

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

NOTE 6 - RELATED PARTY TRANSACTIONS



         Amounts due related parties were $11,342 at September 30, 2007.

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

These events have caused an influx from many large companies wanting to gain access to this emerging market. Names such as Nike, Pepsi, Red Bull, Intel, Dust Off and Oakley. Gaming leagues and competitions such as WSVG, CPL, ESWC, WCG and WEG and leagues such as CAL, have become very popular. News of these events is starting to hit mainstream media outlets such as:

1. ESPN
2. BBC News Online
3. CNN 4. ABC 5. MTV
6. Fuse Network 7. CBC Television in Canada
8. Many major online news services such as Yahoo, MSN, Reuters
As more mainstream media becomes involved in promoting gaming events, this allows more companies outside the gaming community to get involved as named above.

OUR BUSINESS STRATEGY

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

EMG GAMING has three major objectives to reach its goal as the best and highest-ranking Professional Counter-Strike team in the world:

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

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2007

Our fiscal quarter ended on September 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the period discussed herein. The Company began operations on April 11, 2006 so there is only comparative data for the quarter ending September 30.

REVENUE. Revenue for the three months ended September 30, 2007, was $9,805 compared to $5,622 for the period ended September 30, 2006. The increase in revenue is attributed to the exposure Emazing is receiving due to the success of the sponsored team, Team eMG. For example, "Dustoff", a computer keyboard air canister cleaner, is a new sponsor for Team eMG. Revenue for the nine months ended September 30, 2007 was $19,694 versus $9,923 for the period April 11, 2006 to September 30, 2006. Sales in 2006 were not for a full year and did not have the benefit of the marketing and exposure as in 2007.

EXPENSES. Total expenses for the three months ended September 30 2007, were $42,528 compared to expenses for the period ended September 30, 2006 of $13,365.

Expenses were up versus 2006 mainly due to business consulting expenses ($18,000), travel related to Team eMG and tournaments ($6,000) and computer expenses ($1,500). The above expenses did not include depreciation of $4,506 for the three months ended September 30, 2007 and $3,004 for the three months ended September 30, 2006. Total expenses for the nine months ended September 30, 2007 were $86,075. Accounting and professional fees of $19,000, business consulting of $18,000, server expenses of $13,390 and travel expenses of $19,037 make up most of the expenses. The above expenses do not include depreciation for the nine months ended September 30, 2007 of $13,518.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2007 was $37,072 compared to the period ended September 30, 2006 of $10,747. The increase in loss correlates to the increase in expenses as discussed above. The net loss for the nine months ended September 30, 2007 was $78,955.

LIQUIDITY AND CAPITAL RESOURCES. Emazing filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on December 21, 2006 and Emazing has raised funds under that registration statement at $0.50 per share. As of November 14, 2007, Emazing has raised $151,750 by selling 303,500 shares.

Employees
September 30, 2007, the Company had one employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Emazing Interactive, Inc. CORPORATION

By /s/  G. Edward Hancock
   --------------------------------------
        G. Edward Hancock, President, CFO

Date: November 19, 2007