Form 10-K
period 2007-12-31
EMAZING INTERACTIVE, INC.
filed 2008-04-11
CIK 1376321

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2007

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

                                  972-983-1453
              (Registrant's telephone number, including area code)



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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

      Large Accelerated Filer [  ]           Accelerated Filer [  ]

      Non-Accelerated Filer [  ]             Smaller Reporting Company [ X ]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ].


Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007: $ 309,500


Shares of common stock outstanding at December 31, 2007:    5,659,500

PART I.


FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.



ITEM 1.  DESCRIPTION OF BUSINESS


We were incorporated on April 21, 2006 in the State of Texas and redomiciled to become a Nevada corporation in October 2006. In this report, we refer to Emazing Interactive, Inc. as "we," "us", "eMg" or "Emazing" unless we specifically state otherwise or the context indicates otherwise. We are a gaming organization that is working with prominent marketing services connected to the gaming scene. We specialize in providing marketing awareness of products and services of our customers to millions of on-line gaming players and enthusiasts.


To date, our business development activities have primarily been concentrated in web server access and company branding in hosting web based e-games. This activity is structured whereby our partners and sponsors are provided premium web site exposure identifying their company, name, and product offerings.


We generate revenues through our partnerships and sponsors. Sponsoring Emazing will bring a product and/or brand name into the spotlight of gamers worldwide. Our customer's brand will be synonymous with the youthful intelligent image that pro-gaming has. Our customers have prime advertising space on our website, IRC channel every hour 24/7 and clothes, which we will wear at competitive events all year round. It is primarily through our fee structure for web server access that we generate revenue. Although our web site creates product awareness for our sponsors and partners, our revenue is generated by fees which our partners and sponsors remit to us for that exposure. In the e-gaming industry, partners and sponsors will pay top dollar for a popular gaming web site as they can maximize their product and name exposure.

We also  generate  revenue  through  renting  game servers for players to play a computer game of their choice. We rent game servers for over 32 different games, the most popular being Half Life's Counter Strike and variations of this game.
We rent by the hour, day or month. This rental program is unique for our type of service as most companies choose to rent by the month. We feel this gives us a competitive advantage over our competition.



We have three  standard  packages  designed for our  prospective  partners.  Our
"Gold" package is aimed to give maximum  publicity to our prospective  partners, forcing their product into the world of pro-Gaming  and showing  everybody  that their company  really cares about the gamers.  The "Silver"  package is aimed at companies with a lower budget that are looking to get their product noticed. The
"Bronze"   package  is  for  companies  with  limited  budgets  but  still  want involvement in the eSports industry. Following is a chart outlining the benefits of our partnerships/sponsors at the Gold, Silver and Bronze levels.


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


During 2006 we filed and had approved form SB-1 to raise funds which we raised in 2006 and 2007. A portion of the proceeds of the offering are being used to further develop e-gaming software and lease server capacity and access through server lease agreements. The development of software is the key aspect of our business model in that it is through the game itself that a company such as ours achieves notoriety and industry following thereby affording us the opportunity to promote our sponsors and partners on a fee structured basis. This software development is the game itself and as it achieves acceptance and favorability (more players playing it) the more our company positions it self as a provider of leading edge e-gaming programs. Part and parcel to this is providing access to the game itself on the World Wide Web. To achieve this, we lease servers or portals, web based access points to allow e-game players to access our web site and therefore our on-line games. These servers are a major source of revenue for us as we charge access fees to these servers.


BUSINESS OPERATIONS:

GOVERNMENT REGULATION:
At the present time there are no federal government regulations on computer games over the internet or on dedicated servers.

OUR QUALIFICATIONS

Our qualifications are our reputation and experience in the industry. G. Edward Hancock, President, and our contract workers and volunteers have over 50 years of experience in the egaming industry between them.

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


Online gaming has emerged as one of the biggest growing industries in the new millennium. The Far East has played a significant role in paving the way for recognition for online gamers. Multiplayer online games have generated over 1 billion dollars in revenue for the first time, in 2004. A large proportion of this figure has come from player subscription games such as Everquest and Star Wars Galaxies, but a significant amount has also come from the first person shooter game sales. This figure does not include the emergence of sponsored players and teams as has been seen in Asia over the last 18 months with many players earning above $100,000 in sponsorship deals. These players have become cult figures in their respective countries and "national heroes". The way it stands now, is that this status will start migrating to the already maturing gaming markets such as the US, where global events here now command higher earnings for the winners. Typical earnings of a team range between $20,000 and $40,000 for the larger events, though this is small compared to the events of Asia.


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


     1 The global gaming market was approximately $137 Million in 2003 and industry experts forecasted the industry to grow at an impressive compound annual growth rate (CAGR) of 40 per cent through 2007 to become the second largest online gaming sub-sector behind Multi-player Online Games. (Source: http://www.screendigest.com/ezine/0404/#games)

     2 Screen Digest forecasts that the total online PC games market will top $2.2 Billion by 2007.
          (Source:http://www.screendigest.com/ezine/0404/#games)

     3 Nick Gibson, a games industry analyst and the author of the report states: "The casual online gaming market has matured rapidly since the end of the dotcom boom era and a number of new, high margin revenue models have emerged that have, following a three year hiatus, returned rapid growth to this sector. Amazingly, every single one of the major casual games service providers reported that this growth was being predominantly fuelled by middle-aged and female gamers, the antithesis of the MMOG and hard-core gaming markets." (Source:http://www.screendigest.com/ezine/0404/#games)

     4 The barriers that keep the average gamer from having a say in the future of his or her hobby are falling away and the doors are opening for new talent. Having just passed the 11 billion dollar mark, the gaming industry has started to assume a position as a true defining force in culture and a shaper of our digital future. (Source: http://www4.tomshardware.com/business/20040401/gdc-11.html#conclusion)

     5 Clearly, the most powerful force driving the games market is consumer demand. According to a new study from the Entertainment Software Association (ESA), "Essential Facts about the Computer and Video Game Industry," more than half (54 percent) of all US households have purchased or plan to purchase one or more games this year. (Source:http://cgw.pennnet.com/Articles/Article_Display.cfm?Section=
          Articles&Subsection=Display&Article_ID=209404)

     6 By 2010, 450 million homes worldwide will have broadband connectivity at speeds greater than 1Gbit/second. In addition, of the more than 2 billion mobile phones in use, at least half will be connected to 3G networks, which will feature data transfer speeds in excess 100Kbit/second and make the downloading of games and assets practical. (Source:http://cgw.pennnet.com/Articles/Article_Display.cfm?Section=
          Articles&Subsection=Display&Article_ID=209404)

     7 The report concludes that the electronic gaming market will expand at a compound annual growth rate of 20 percent and will top $55 billion in annual revenue by the end of the decade. (Source:http://cgw.pennnet.com/Articles/Article_Display.cfm?Section=
          Articles&Subsection=Display&Article_ID=209404)

Themis Group (a community and communications services company catering to games, technology, and entertainment enthusiasts) CEO and co-founder Alex Macris says "It's clear that the online gaming portion of the industry continues to experience surging growth, especially in the area of subscription-based games." The age demographic of videogame and computer game users converges to a median point of 29 years. Younger players raised on a steady diet of fantasy action shooters were raving about the whole squad concept of working with teammates online toward a shared goal while living with the reality that one bullet kills and getting maimed slows a soldier down. The same trend is emphasized by the success of Half-Life and its squad-based add-ons, Team Fortress Classic and Counter-Strike.


OUR BUSINESS STRATEGY


Emazing is a gaming organization that works with prominent marketing services connected to the gaming scene. Currently, the entire team consists of contract workers including management, sales, technical development, press and our primary team / players department. We comprise of people who have specific gaming experience - a pre-requisite for employment with our company is experience in the gaming world. Combined, our organization holds well over 50 years of experience in management alone.

Management consists of our President and CEO. As CEO, he is responsible for coordinating and leading the entire organization to achieve optimal results and goals. This includes directing contract workers and measuring results. He also manages the budget to satisfy needs for traveling and accommodations to PR events and tournaments. Additionally, our CEO is responsible for strategic thinking and placement within the E-Gaming industry, constantly looking for new opportunities. As such, he is instrumental in building and maintaining sponsor and partner relationships.

The sales department handles contacts to other companies and controls all marketing possibilities. They make proper detailed statistics and documentation on the amount of exposures that the partner in question receives. Also includes the research of the impact of the investments. These workers are on contract and are paid only for hours worked.

The technical development area works with the organizations' technical structure, which includes the website, design material, marketing channels, and technical equipment. Also provides technical solutions and services with the integration of the partners' products and the popularity/demand of the latest hardware. These workers are on contract and are paid only for hours worked.

Team/Players: The current team of players the backbone to the organization. The team practices and competes in order to keep Emazing as a world leading organization. The team is the primary marketing channel for sponsors and the organization. The team wears branded clothing and as they perform and succeed spectators and other participants are drawn to play the same games. These workers are on contract and are paid only for hours worked.

Press department: Works to provide the public with the latest updates regarding the team and e-sports through our website and other means of communication. Also provides detailed coverage of the teams' progress in tournaments and leagues. These workers are on contract and are paid only for hours worked.

Emazing has three major financial objectives to reach its goal as the best and highest-ranking Professional Counter-Strike team in the world:


     1. Maintain Equipment on the Cutting Edge - It goes without saying that when competing in the technologically advanced arena of professional gaming, you want to remain on the leading edge of the technology curve. Faster machines, graphics cards, and other equipment can mean the difference between winning and losing at this level.

     2. Ability to Travel to Tournaments - There is no use in being professional if one can't afford to travel to the various events and tournaments here at home and abroad. Travel and accommodations represent majority significant portion of our costs.

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


Emazing utilizes their website, www.emazinggaming.com, as the portal to which e-games are accessed on the World Wide Web. Through links on the website we are able to better manage our visitors, game selection, and visitor profiles, effectively providing us the ability to ultimately understand our customers and their playing habits from which we can then develop more challenging and exciting game content.

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

Marketing Strategy:

We aim to fit our partners' needs and their marketing strategies when customizing a partnership between eMg and our partners. We are always open to new input and ideas and we put our partners' needs first.

The following highlights our business sponsorships:


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

Future products and services:
The Company plans to gravitate away from leasing servers and instead purchase their own servers. This will greatly reduce overhead costs associated with operations. Additionally, the Company will annually be upgrading equipment, graphics, and technology to increase speed.

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

Operations and Technology:
We are highly dependent on technology. Our operations and customer service model is dependent on internet servers, software, computer graphics programs and memory

Research and Development:
The company has in development numerous products that will require the use of a material amount of the assets of the company. Since inception, the Company has capitalized $48,888 on software development. The Company expenses research and development costs as incurred. Future expenditures will be dependent on the operating income generated.



ITEM 2.  DESCRIPTION OF PROPERTY

The company shares an office at 101 C North Greenville, Suite 255, Allen, Texas 75002.


ITEM  3. LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2007.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
              MATTERS

The common stock is currently quoted on the over-the-counter Bulletin Board under the symbol "EMZG."

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended March 31, 2006. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                             HIGH        LOW
                                             -----       ---
  Quarter ended March 31, 2006                N/A        N/A
  Quarter ended June 30, 2006                 N/A        N/A
  Quarter ended September 30, 2006            N/A        N/A
  Quarter ended December 31, 2006             N/A        N/A
  Quarter ended March 31, 2007                N/A        N/A
  Quarter ended June 30, 2007                 N/A        N/A
  Quarter ended September 30, 2007            N/A        N/A
  Quarter ended December 31, 2007 $0.50      $1.00


At December 31, 2007, the closing price of the common stock was $1.00 and we had approximately 67 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in names of various security brokers, dealers and registered clearing agencies for which the accuracy cannot be guaranteed. The transfer agent for our common stock is Signature Stock Transfer Inc.


Dividends
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants
The Company has no warrants outstanding.


ITEM 6.       SELECTED FINANCIAL DATA

Not required


ITEM 7.       MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION


The following discussion should be read in conjunction with our consolidated financial statements provided in this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.

SUMMARY OF 2007

Since we began, we started testing three approaches with different hardware as we needed to set a standard performance benchmark. This was done with Intel and AMD processors and the third differential was the physical memory. We found that certain configurations had better performance and as we injected these new configurations into our customer servers we found and created the XDEF service (proprietary to eMI). This was a great breakthrough for the company as it set us apart from the competition.

In the latter part of 2006, we filed a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to expand our business and execute our business plan. The filing became effective on December 21, 2006 which gave us the opportunity to sell up to 1,000,000 shares of common stock at $0.50 per share. In September, when we cut off our offering and started trading on the OTCBB under the symbol EMZG, we had raised $154,750 by selling 309,500 shares of common stock under that registration statement.

In 2007 we revamped our gaming platform and have added some other opportunities for generating income through the use of popular games and creating competitions with prizes.

Results for the Twelve Months Ended December 31, 2007 compared to the Period from April 11 (date of inception) to December 31, 2006 (herein referred to as the "short period").

Revenues (net of refunds) for the twelve months ended December 31, 2007 were $35,089 compared to $11,963 for the short period ended December 31, 2006.

Total operating expenses for the twelve months ended December 31, 2007 were $161,299 compared to $93,352 for the short period in 2006 generating a net operating loss of $125,126 at December 31, 2007 compared to a loss of $81,389 at December 31, 2006. Our largest expenses for the year were Computer (server) Expense of $36,399 in 2007 and $24,234 in 2006, and Contract Services of $11,588 in 2007 compared to $19,869 in 2006. Since we started our business in 2006, we had many costs that were non-recurring one time costs in 2006 which we estimate at $10,000.

We had interest income in 2007 of $1,054 and we had none in 2006.

Net loss for the twelve months ended December 31, 2007 was $125,126 compared to a loss of $81,389 for the short period from April 11, 2006 (date of inception) to December 31, 2006.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-13 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.      CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by xternal accountants who may not always get full information and therefore something is not recorded appropriately. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007.



ITEM 9B.      OTHER INFORMATION


The Company filed no reports on Form 8-K during the year ended December 31, 2007.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


As of December 31, 2007, the following person serves as a director and officer of the Company.


         G. Edward Hancock          21      Chief Executive Officer, President,
                                            Chief Financial Officer and Director
                                            Since April 11, 2006


G. Edward Hancock, 21, started in eSports at age 13, being a very talented game player at an early age opened doors for him at such an early age for the level of competition offered. From the conception of the most popular game he has been in the in the top 15% of American players. Coupled with his 10 year computer and internet experience and knowledge of Game Servers this helped him to understand all aspects of the online gaming industry, particularly game servers and performance.

In 2001 Mr. Hancock, in conjunction with a few other gamers, opened a game server rental company in Southern California offering game servers to the west coast of United States; this was a very good learning experience. One of the biggest lessons of this venture is the shelf life of the computer equipment and facilities that housed them. If the data center was not set up for online play then the performance suffered, and this business is all about performance.

In 2003 Mr. Hancock helped open a LAN Game Center in Lake Forest, California; this facility offered game play by the hour and was a very profitable business in both financially and educationally. This business was sold and Mr. Hancock re-located to Dallas Texas, the home of the biggest online gaming league in the world, CAL, The Cyber Athletic League and CPL , The Cyber Professional League where twice a year teams and players from all over the world come to compete for over 100,000 in money and prizes. Mr. Hancock is now concentrating on managing teams as well as competing as Emazing's sponsored teams, (called eMg) now represent over 15 teams throughout the world. Most of the teams are in the US and Canada and are supplied game servers from the eMg XDEF network.


In late 2005 Mr. Hancock started up eMg's XDEF network, a high end gaming server rental company specializing in high performance game servers as well as low cost economical game servers for beginners. Over the next year this business has grown to one of the top US game server rental companies offering the high end consistent service game servers demand.


ITEM 11. EXECUTIVE COMPENSATION

Our sole officer and director received the following compensation for the years of 2007 and 2006. He has no employment contract with the company.

     Name of Person         Capacity in which he served        Aggregate
Receiving compensation        to receive remuneration         remuneration
----------------------     ---------------------------------------------------
G Edward Hancock           President, Secretary               2007 - $ 3,232
                                and Treasurer                 2006 - $    -0-

As of the date of this offering, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.      SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2007, the following person is known to the Company to own 10% or more of the Company's Voting Stock:

Title / relationship                                 Number of
to Issuer                      Name of Owner        shares owned        Percent
--------------------------------------------------------------------------------

President, Secretary
and Director                   G. Edward Hancock     5,000,000           88.35%


All officers, directors, and
10% shareholders as a group                          5,000,000           88.35%

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, there are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

     o    a director or officer of the issuer;
     o    any principal security holder;
     o    any promoter of the issuer;
     o any relative or spouse, or relative of such spouse, of the above referenced persons.


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $13,000 and in 2006 was $3,660.


(2) AUDIT-RELATED FEES
NONE

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE


(5) AUDIT COMMITTEE POLICIES AND PROCEDURES AUDIT COMMITTEE FINANCIAL EXPERT

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." As of the date of this Annual report, we do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors. Additionally, we do not have a member of our Board of Directors that qualifies as an "audit committee financial expert." For that reason, we do not have an audit committee financial expert.

PART IV

ITEM 15.          EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:


         Report of Independent Registered Accounting Firm

         Consolidated Balance Sheet as of December 31, 2007

         Consolidated Statements of Operations - the year ended December 31, 2007 and the period April 11, 2006 (date of inception) to December 31, 2006

         Consolidated Statements of Cash Flows for the year ended December 31, 2007 and the period April 11, 2006 (date of inception) to December 31, 2006

         Consolidated Statements of Stockholders Equity - the period April 11, 2006 (date of inception) to December 31, 2007

         Notes to Financial Statements


(b) The Company filed no reports on Form 8-K during the year ended December 31, 2007.


(c)      Exhibits

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.


EMAZING INTERACTIVE, INC.

By:  /s  G. Edward Hancock
     ---------------------
         G. Edward Hancock
         Chief Executive Officer & Chief Financial Officer

Dated: March 31, 2008

                            EMAZING INTERACTIVE, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                            EMAZING INTERACTIVE, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                        PAGE (S)

BASIC FINANCIAL STATEMENTS

      Independent Auditor's Report                                            1

      Consolidated Balance Sheet as of December 31, 2007                      2

      Consolidated Statements of Operations for the years ended               3
      December 31, 2007 and 2006

      Consolidated Statements of Cash Flows for the years ended               4
      December 31, 2007 and 2006

      Consolidated Statement of Stockholders' Equity for the Period from      5
      April 11, 2006 (date of inception) to December 31, 2007

      Notes to the Consolidated Financial Statements                        6-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Emazing Interactive, Inc.
Allen, Texas

We have audited the accompanying consolidated balance sheet of Emazing Interactive, Inc. and subsidiary of December 31, 2007 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management's assertion about the effectiveness of Emazing Interactive, Inc.'s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express on opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emazing Interactive, Inc. and subsidiary as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  The Hall Group, CPAs
-------------------------
The Hall Group, CPAs
Dallas, Texas

March 21, 2008

                            EMAZING INTERACTIVE, INC.
                           Consolidated Balance Sheet
                               December 31, 2007


ASSETS

  Current Assets
       Cash and Cash Equivalents                                      $  17,513
                                                                      ---------
            Total Current Assets                                         17,513
                                                                      ---------

  Fixed Assets
       Computer Equipment                                                27,950
       Less: Accumulated Depreciation                                   (11,216)
                                                                      ---------
            Total Fixed Assets                                           16,734
                                                                      ---------

  Intangible Assets
       Gaming Software                                                   48,488
       Less: Accumulated Amortization                                   (23,285)
                                                                      ---------
            Total Intangible Assets                                      25,203
                                                                      ---------

                TOTAL ASSETS                                          $  59,450
                                                                      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
       Accounts Payable                                               $  42,217
       Accounts Payable-Related Parties                                  21,500
       Due to Related Parties                                             5,678
                                                                      ---------
            Total Liabilities (All Current)                              69,395
                                                                      ---------

  Stockholders' Equity
       Common stock, $.001 par value, 50,000,000 shares authorized,
            5,659,500 shares issued and outstanding                       5,659
       Additional Paid-In Capital                                       190,941
       Retained Earnings (Deficit)                                     (206,545)
                                                                      ---------
            Total Stockholders' Equity (Deficit)                         (9,945)
                                                                      ---------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  59,450
                                                                      =========


   The accompanying notes are an integral part of these financial statemens.

                          EMAZING INTERACTIVE, INC.
                    Consolidated Statements of Operations
                   For the Year Ended December 31, 2007 and
    For the Period April 11, 2006 (Date of Inception) to December 31, 2006

                                                         2007           2006
                                                     -----------    -----------

REVENUES                                             $    35,089    $    11,963

OPERATING EXPENSES
           Accounting and Professional                    49,075          5,820
           Computer Expenses                               6,749         22,434
           Contract Services                              11,588         19,869
           Depreciation & Amortization                    20,619         13,882
           Licenses and Fees                               4,659          4,322
           Office Expense                                  4,592          3,241
           Marketing Expense                               5,357              0
           Server Hosting                                 36,399          1,800
           Telephone & Server Expense                      2,331         16,592
           Travel Expense                                 19,930          5,392
                                                     -----------    -----------
           TOTAL OPERATING EXPENSES                      161,299         93,352
                                                     -----------    -----------

NET OPERATING (LOSS)                                    (126,210)       (81,389)

OTHER INCOME (EXPENSE)
      Interest Income                                      1,054              0
                                                     -----------    -----------
           TOTAL OTHER INCOME (EXPENSE)                    1,054              0
                                                     -----------    -----------

NET (LOSS) BEFORE INCOME TAXES                          (125,156)       (81,389)

      Provision for Income Taxes (Expense) Benefit             0              0
                                                     -----------    -----------

NET (LOSS)                                           $  (125,156)   $   (81,389)
      Beginning Retained Earnings (Deficit)              (81,389)             0
                                                     -----------    -----------

ENDING RETAINED EARNINGS (DEFICIT)                   $  (206,545)   $   (81,389)
                                                     ===========    ===========


EARNINGS PER SHARE

      Weighted Average of Outstanding Shares           5,573,709      5,350,000
                                                     ===========    ===========
      Income (Loss) for Common Stockholders          $     (0.02)   $     (0.02)
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statemens.



                           EMAZING INTERACTIVE, INC.
                     Consolidated Statements of Cash Flows
                   For the Year Ended December 31, 2007 and
    For the Period April 11, 2006 (Date of Inception) to December 31, 2006


                                                                          2007         2006
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (Loss)                                                       $(125,156)   $ (81,389)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Common Stock Issued for Services                                    0        1,250
           Depreciation & Amortization                                    20,619       13,882
           Increase in Accounts Payable                                    3,498       60,218
           Increase (Decrease) in Due from Related Parties               (18,269)      23,948
                                                                       ---------    ---------
               Net Cash Provided by Operating Activities                (119,308)      17,909

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                           (18,000)     (27,838)
                                                                       ---------    ---------
               Net Cash (Used) by Investing Activities                   (18,000)     (27,838)

CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of Common Stock for Cash                                      151,750       10,000
      Conversion of Debt to Stock                                          3,000            0
                                                                       ---------    ---------
               Net Cash Provided by Financing Activities                 154,750       10,000
                                                                       ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 17,442           71

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                71            0
                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  17,513    $      71
                                                                       =========    =========

SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense                   $       0    $       0
                                                                       =========    =========

      Noncash Investing Activity
           Issuance of 5,000,000 shares of Common Stock for the following:
               Computer Equipment                                              0       15,600
               Services                                                        0        1,250
               Gaming Software                                                 0       15,000
                                                                       ---------    ---------
                    Total Noncash Investing Activity                           0       31,850
                                                                       =========    =========



   The accompanying notes are an integral part of these financial statemens.



                            EMAZING INTERACTIVE, INC.
            Consolidated Statement of Changes in Stockholders' Equity
          From April 11, 2006 (Date of Inception) to December 31, 2007

                                                                                                 Retained
                                                           Common Stock           Paid-In        Earnings
                                                       Shares        Amount       Capital        (Deficit)        Totals
                                                     -----------  ---------------------------  --------------  --------------

Stockholders' Equity at April 11, 2006 (Inception)            0   $        0   $           0   $           0   $           0

2006
     Common Stock Issued For:
     Assets                                           5,000,000        5,000          25,600                          30,600
     Services                                           250,000          250           1,000                           1,250
     Cash                                               100,000          100           9,900                          10,000
     Net Income (Loss)                                        0            0               0         (81,389)        (81,389)
                                                     -----------  -----------  --------------  --------------  --------------

Stockholders' Equity (Deficit) at December 31, 2006   5,350,000   $    5,350   $      36,500         (81,389)  $     (39,539)
                                                     ===========  ===========  ==============  ==============  ==============

2007
     Common Stock Issued for Cash                       303,500          304         151,446                         151,750
     Conversion of Debt for Stock                         6,000            6           2,994                           3,000
     Net Income (Loss)                                        0            0               0        (125,156)       (125,156)
                                                     -----------  -----------  --------------  --------------  --------------

Stockholders' Equity (Deficit) at December 31, 2007   5,659,500   $    5,660   $     190,940        (206,545)  $      (9,945)
                                                     ===========  ===========  ==============  ==============  ==============


   The accompanying notes are an integral part of these financial statemens.

                            EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007




NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

         Nature of Activities, History and Organization:
         -----------------------------------------------

         Emazing Interactive, Inc. (The "Company") operates as an online gaming facilitator through its subsidiary Emazing Gaming, LLC. Online games are rented by the hour, day or month. The Company also generates revenue through partnerships and sponsors.

         The Company is located in Allen, Texas and was incorporated on April 11, 2006 under the laws of the State of Texas. On October 2, 2006, the Company converted its corporate charter to domicile in Nevada.

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

         The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid;
         2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                  Basis of Presentation:
                  ----------------------

                  The Company prepares its financial statements on the accrual basis of accounting. All intercompany balance and transactions are eliminated. Investments in subsidiaries are reported using the equity method.

                  Reclassification:
                  -----------------

                  Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation. These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

                          EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 1 - (CONTINUED)
--------------------

                  Recently Issued Accounting Pronouncements:
                  ------------------------------------------

                  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow. See Note 10 for a discussion of new accounting pronouncements.

                  Cash and Cash Equivalents:
                  --------------------------

                  Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

                  Fixed Assets:
                  -------------

                  Fixed assets are depreciated over their useful lives of three years. Repairs and maintenance is charged to expense as incurred.

                  Revenue:
                  --------

                  The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

                    o    Persuasive evidence of an arrangement exists;
                    o Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
                    o    The price is fixed and determinable; and
                    o    Collectibility is reasonably assured.

                  Revenue from game rental is all paid at the point of purchase online through Paypal.

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

                          EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 - (CONTINUED)
--------------------

                  Website Software Development Costs:
                  -----------------------------------

                  The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Emazing had no website. As of and for the years ended December 31, 2007 and 2006, $48,488 and $38,488 was capitalized and $11,588 and $790 was expensed, respectively.

                  Use of Estimates:
                  -----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  Comprehensive Income:
                  ---------------------

                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2007 and 2006, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.


NOTE 2 - FIXED ASSETS
---------------------

         Fixed assets at December 31, 2007 are as follows:

                  Computer Equipment                          $ 27,950
                  Less: Accumulated Depreciation               (11,216)
                                                              ---------

                           Total Fixed Assets                 $ 16,734
                                                              =========

         Depreciation expense was $20,619 and $13,882 for the years ended December 31, 2007 and 2006, respectively.

                          EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 3 - INTANGIBLE ASSETS
--------------------------

         Intangible assets at December 31, 2007 are as follows:

                  Gaming Software                             $  48,488
                  Less: Accumulated Amortization                (23,285)
                                                              ----------

                           Total Intangible Assets            $  25,203
                                                              ==========


NOTE 4 - COMMON STOCK

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2007, there were 5,659,500 shares outstanding as follows:
                                                                 Shares

                  At Inception                                5,000,000
                  During 2006                                   350,000
                  During 2007                                   309,500
                                                              ---------

                           Total Shares Outstanding           5,659,500
                                                              =========

                          EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 5 - INCOME TAXES
---------------------

         The Company follows FASB Statement Number 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes. In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes. The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of December 31, 2007 and 2006 are as follows:

                                                      12/31/07         12/31/06

         Deferred tax assets attributable to:
           Prior years                               $  20,347        $       0
           Tax benefit for current year              $  47,218        $  20,347
                                                     ---------        ---------

                  Total Deferred Tax Benefit         $  67,565        $  20,347
                                                     =========        =========

         Components of the current provision (benefit) for taxes on income for the current year are as follows:


                                                      12/31/07         12/31/06

         Income tax before extraordinary item:
           Tax benefit on current year operations    $ (47,218)       $ (20,347)

         Valuation Allowance                         $  47,218        $  20,347
                                                     ---------        ---------

                  Net Provision (Benefit)            $       0        $       0
                                                     =========        =========

         The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2007.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

         During 2007, the Company was billed $30,341 from entities with common ownership to shareholders of the Company, of which $21,500 was in Accounts Payable - Related Party at December 31, 2007.

         Amounts due to four different shareholders who have funded operating expenses totaled $5,678 at December 31, 2007 are reflected as "Due From Related Parties".

                          EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN
----------------------------------------------

         Emazing has an accumulated deficit through December 31, 2007 totaling $206,545 and had negative working capital of $51,882. Because of this accumulated loss, Emazing will require additional working capital to develop its business operations. Emazing intends to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that Emazing will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Emazing's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Emazing will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing. If adequate working capital is not available Emazing may not continue its operations.

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


NOTE 8 - SUBSEQUENT EVENT
-------------------------

         In March 2008, the Company secured an increase in their line of credit from $20,000 to $40,000. The line of credit is secured by 100% of the common stock owned by the President of the Company.

                          EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 - NEW ACCOUNTING PRONOUCEMENTS
-------------------------------------

         In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company's Annual Report for the year ending December 30, 2008, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore in the following year the Company's independent accounting firm has to issue an attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year-end 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

         In 2006, the Financial Accounting Standards Board issued the following:

                - SFAS No. 155: Accounting for Certain Hybrid Financial
                  Instruments

                - SFAS No. 156: Accounting for Servicing of Financial Assets

                - SFAS No. 157: Fair Value Measurements

                - SFAS No. 158: Employers' Accounting for Defined Benefit
                  Pension and Other Postretirement Plans

                          EMAZING INTERACTIVE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - (CONTINUED)
--------------------

         In 2007, the Financial Accounting Standards Board issued the following:

                - SFAS No. 159: The Fair Value Option for Financial Assets and
                  Financial Liabilities; Including an amendment of FASB Statement No. 115

                - SFAS No. 141: (Revised 2007), Business Combinations

                - SFAS No. 160: Noncontrolling Interest in Consolidated
                  Financial Statements

         Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.


NOTE 10 - LINE OF CREDIT
------------------------



         The Company entered into a line of credit ("LOC") in November 2007. The LOC had a credit line of $20,000 and accrues interest at a rate of 10% per annum, compounded monthly. It is secured by 100% of the stock of Emazing Interactive, Inc. that is beneficially owned by the President and his father.

         As of December 31, 2007, the balanced owed pursuant to the LOC was $0. As discussed in Note 8, the LOC increased in March 2008 to $40,000. The Company borrowed $20,000 from this LOC during the first quarter of 2008. The LOC is due in full on May 31, 2008.