Form 10-Q
period 2008-03-31
EMAZING INTERACTIVE, INC.
filed 2008-05-19
CIK 1376321

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-138111

EMAZING INTERACTIVE, INC.

(Exact name of small business issuer as specified in its charter)

             Nevada                                                                                            20-4672080

(State or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

101 C North Greenville, Suite 255, Allen, Texas 75002

(Address of principal executive offices)

  (972) 983-1453

(Issuer's telephone number)

N/A

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

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer

[   ]

Accelerated Filer

[   ]

Non-Accredited Filer

[   ]

Smaller Reporting Company

[X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [    ].

As of March 31, 2008, there were 5,743,500 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        11

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                14

Item 2     Changes in Securities                                            20

Item 3     Default upon Senior Securities                                   20

Item 4     Submission of Matters to a Vote of Security Holders              20

Item 5     Other Information                                                20

Item 6     Exhibits and Reports on Form 8-K                                 20

EMAZING INTERACTIVE, INC.

 BALANCE SHEET

MARCH 31, 2008 and DECEMBER 31, 2007

(Unaudited)

ASSETS	March 31,	December 31,
	2008	2007
Current assets
Cash	$ 21,760	$ 17,513
Total current assets	21,760	17,513

Fixed assets
Computer equipment	27,950	27,950
Less: Accumulated depreciation	(13,546)	(11,216)
Total fixed assets	14,404	16,734

Intangible assets
Gaming software	48,488	48,488
Less: Accumulated depreciation	(27,325)	(23,285)
Total intangible assets	21,163	25,203

TOTAL ASSETS	$ 57,327	$ 59,450

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities
Accounts payable Accounts payable – Related parties	$ 38,876 23,500	$ 42,217 21,500
Line of credit	20,000	0
Due to related parties	2,953	5,678
Total liabilities (All current)	85,329	69,395

Stockholders’ deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 5,743,500 and 5,659,500 shares issued and outstanding	5,744	5,659
Additional paid-in capital	232,856	190,941
Accumulated deficit	(266,601)	(206,545)
Total Stockholders’ Equity/(Deficit)	(28,002)	(9,945)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 57,327	$ 59,450

See Accompanying Notes to Financial Statements

EMAZING INTERACTIVE, INC.

STATEMENT OF OPERATIONS

Three Month Periods Ended March 31, 2008 March 31, 2007

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007

Revenue	$ 12,144	$ 1,437

Operating expenses: Depreciation & amortization	6,370	4,506
General and administrative:
Accounting and professional	56,481	3,660
Computer expenses	1,329	290
Licenses and fees	315	0
Marketing	53	0
Server hosting	6,168	2,601
Office and other expenses	1,113	1,134
Telephone	201	0
Travel expense	23	2,046
Total operating expenses	72,053	14,237
(Loss) from operations	(59,909)	(12,800)

Other(expense):
Interest income	20	363
Interest (expense)	167	0

Net(loss)	$ (60,056)	$ (12,437)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,679,203	5,464,551

See Accompanying Notes to Financial Statements

EMAZING INTERACTIVE, INC.
Statement of Changes in Stockholders' Deficit
For the Three Month Period Ended March 31, 2008 and the Year Ended December 31, 2007
(Unaudited)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at December 31, 2006	5,350,000	$5,350	$36,500	$(81,389)	$(39,539)

Issuance of Common Stock
for Cash	303,500	304	151,446		151,750
Conversion of debt for stock	6,000	6	2,994		3,000
Net (Loss)				(125,156)	(125,156)

Balance at December 31, 2007	5,659,500	$5,660	$190,940	$(206,545)	$(9,945)

Issuance of Common Stock
for Services	60,000	60	29,940		30,000
Issuance of Common Stock
for Cash	24,000	24	11,976		12,000
Net (Loss)				(60,056)	(60,056)

Balance at March 31, 2008	5,743,500	$5,744	$232,856	$(266,601)	$(28,001)

See Accompanying Notes to Financial Statements

EMAZING INTERACTIVE, INC.
Statement of Cash Flows
For the three month periods ended March 31, 2008 and 2007
(Unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(60,056)	$(12,437)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,370	4,506
Common stock issued for services	30,000	0
Change in assets and liabilities:
(Increase) in Accounts receivable-related party	0	(2,675)
(Increase) in Other assets	0	(3,077)
(Decrease) in Accounts payable - related party	2,000	0
Increase (Decrease) in Accounts payable (Decrease) in Due to Related Party	(3,341) (2,726)	2,000 0
Net Cash (Used) by Operating Activities	(27,753)	(11,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Software upgrade	0	(10,000)
Computer equipment	0	0
Net Cash Used for Investing Activities	0	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock for cash	12,000	102,650
Proceeds from Line of Credit	20,000
Net Cash Provided by Financing Activities	32,000	102,650

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,247	80,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,513	71

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,760	$81,038

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$0
Stock Issued for Fixed Assets & Inventory	$0	$0

See Accompany Notes to Financial Statements

EMAZING INTERACTIVE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Emazing Interactive, Inc. (The “Company”) operates as an online gaming facilitator through its subsidiary Emazing Gaming, LLC.   Online games are rented by the hour, day or month.  The Company also generates revenue through partnerships and sponsors.

The Company is located in Allen, Texas and was incorporated on April 11, 2006 under the laws of the State of Texas. On October 2, 2006, the Company converted its corporate charter to domicile in Nevada.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balance and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.

Reclassification

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

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 10 for a discussion of new accounting pronouncements.

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

                                Revenue

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

•

Persuasive evidence of an arrangement exists;

•

Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;

•

The price is fixed and determinable; and

•

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

Website Software Development Costs:

The Company adopted EITF 00-02, “Accounting for website developments costs”.  In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years.  Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred.  Prior to this development, Emazing had no website.  As of and March 31, 2008 and 2007, $48,488 had been capitalized.  For the three month period ended March 31, 2008 and 2007, amortization expense was $4,040 and $3,20, respectively.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the quarters ended March 31, 2008 and 2007, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2008  and December 31, 2007 are as follows:

	March 31,	December 31
	2008	2007

Computer Equipment	$27,950	$27,950
Less: Accumulated Deprecation	(13,546)	$(11,216)

Total Fixed Assets	$14,404	$16,734

Depreciation expense was $2,330 for the year three months ended March 31, 2008 and $1,663 for the period ended March 31, 2007

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31
	2008	2007

Gaming Software	$44,488	$44,488
Less: Accumulated Deprecation	(27,325)	$(23,285)

Total Fixed Assets	$21,163	$25,203

Depreciation expense was $2,330 for the year three months ended March 31, 2008 and $1,663 for the period ended March 31, 2007

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2008, there were 5,743,500 shares outstanding.

NOTE 5 – INCOME TAXES

The Company  follows FASB Statement  Number 109,  Accounting for Income Taxes.  Deferred  income  taxes  reflect  the  net tax  effects  of (a) temporary  differences  between  the  carrying  amounts  of assets  and  liabilities for financial  reporting  purposes and the amounts used for income  tax  reporting  purposes,  and (b)  net  operating  loss  carry forwards.  For Federal income tax purposes,  the Company uses the cash basis of  accounting,  whereas the accrual  basis is used for financial reporting purposes. In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes. The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of March 31, 2008 and December 31, 2007 are as follows.

	3/31/08	12/31/07
Deferred tax assets attributable to:
Prior years	$67,565	$20,347
Tax benefits for current year	15,014	47,218

Total deferred tax benefit	$(82,579)	$(67,565)

Valuation Allowance:	$(87,579)	$(67,565)

Net Deferred Tax Asset	$0	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

Tax provision (benefit) on current year operations	$15,014
Valuation Allowance	$(15,014)
Net provision (benefit)	$0

Since the realization of any deferred tax benefits is contingent upon future earnings, no deferred tax asset has been accrued since the likelihood of future earnings has not been demonstrated.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

Emazing has an accumulated deficit through March 31, 2008 totaling $266,601 and  had negative working capital of $63,569.  Because of this accumulated loss, Emazing will require additional working capital to develop its business operations. Emazing intends to raise additional working capital either through private placements, public offerings and/or bank financing. See liquidity and capital resource discussion per Item 2 below. There are no assurances that Emazing will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Emazing's working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Emazing will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing.  If adequate working capital is not available Emazing may not continue its operations.

Emazing faces many factors in its ability to continue as a going concern, including but not limited to, the promotion of its gaming website, competition from larger and better capitalized companies, and its ability to create traffic to its website and virtual store.  To date, much of Emazing’s activities have been focused on advertising and promotion to create its identity in the community, and its continued existence is dependent upon the gaming public purchasing more time on its gaming servers.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Amounts due related parties were $2,953 at March 31, 2008 and are due to four different shareholders.

NOTE 8 – LINE OF CREDIT

The Company entered into a line of credit ("LOC") in November 2007. The LOC had a credit line of $20,000 and accrues interest at a rate of 10% per annum, compounded monthly.  In March 2008 this LOC increased to $40,000. It is secured by 100% of the stock of Emazing Interactive, Inc. that is beneficially owned by the President and his father.

As of March 31, 2008, the balanced owed pursuant to the LOC was $20,000 and interest accrued but not paid during the period three month period ended March 31, 2008 was $167.

NOTE 9 – NEW ACCOUNTING PRONOUCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

GOLD PARTNER FEATURES	SILVER PARTNER FEATURES	BRONZE PARTNER FEATURES
1. High priority branding on our website, clothing, computer cases and IRC channel	1. Branding on our website and IRC	1. Branding on IRC for a limited time
2. High priority advertising on television, radio, eSports websites and magazine interviews	2. Limited advertising on television, radio, eSports and magazine special features	2. Listed as a supporter for a limited time
3. Main sponsor image, banner and description of company on our website	3. Listed as an official supporter on our website with a rotational banner and a small logo	3. Special features negotiable
4. Special features on your products: e.g. news and reviews	4. Special features on your products: e.g. news and reviews
5. Product/brand endorsement on our website and at events	5. Product endorsement on our website and limited endorsement at events
6. Availability for press attendances and media events. Product testing and feedback
Price: $5,000.00 per month	Price: $2,500.00 per month	Price: One time payment of $1,500.00+

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2008

Our fiscal quarter ended on March 31, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the period discussed herein

REVENUE.  Revenue for the three months ended March 31, 2008, was $12,144 compared to $1,437 for the period ended March 31, 2007. The increase in revenue is attributed to two items.  First: The new strategy and of ‘leasing’ time on the game servers in smaller increments versus a monthly subscription; and Two: The Company sold the Counter Strike 1.6 Team in the first quarter for which impacted the results $6,000.

EXPENSES. Total expenses for the three months ended March 31 2008, were $65,683 compared to expenses for the period ended March 31, 2007 of $9,731.  Expenses were up versus 2007 mainly due to contract services of $30,000 for business development, professional services (accounting /audit fees and business consulting) expenses ($22,000), increased server commitment ($3,500) and computer expenses ($1,000).  The above expenses did not include depreciation and amortization of $6,370 for the three months ended March 31, 2008 and $4,506 for the three months ended March 31, 2007.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2008 was $60,056 compared to the period ended March 31, 2007 of $12,437.   The increase in loss correlates to the increase in expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Emazing filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on December 21, 2006 and Emazing has raised funds under that registration statement at $0.50 per share. In September,  when we cut off our offering and started trading on the OTCBB under the symbol EMZG,  we had raised $154,750 by selling  309,500 shares of common stock under that registration statement.  In the three month period ended March 31, 2008, an additional 24,000 shares (restricted) were sold raising funds of $12,000.

Employees

At March 31, 2008, the Company has one employee.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) Report on Form 8-K was filed on March 20, 2008 disclosing an amendment to our lin-of-credit from $20,000 to $40,000.

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

By:  /s/  G. Edward Hancock

G. Edward Hancock, President, CFO

Date: May 15, 2008