Form 10-Q
period 2008-07-31
EMAZING INTERACTIVE, INC.
filed 2008-08-04
CIK 1376321

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of July 30, 2008, there were 5,743,500 shares of Common Stock of the issuer outstanding.

EMAZING INTERACTIVE, INC.
 Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$556	$17,513

Total Current Assets	556	17,513

Fixed assets:
Computer Equipment	27,950	27,950
Less: Accumulated Depreciation	(15,875)	(11,216)
Total Fixed Assets	12,075	16,734

Intangible Assets:
Gaming Software	48,488	48,488
Less: Accumulated Amortization	(31,366)	(23,285)
Total Intangible Assets	17,122	25,203

Total Assets	$29,753	$59,450

Liabilities and Shareholders’ Equity/(Deficit)

Current Liabilities
Accounts Payable	$43,958	$42,217
Accounts Payable – Related Parties	3,667	21,500
Accrued Expenses	2,500	0
Line of Credit	30,000	0
Due to Related Parties	3,092	5,678
Total liabilities (all current)	83,217	69,395

Shareholders’ Equity/(Deficit):
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,743,500 and 5,659,500 shares issued and outstanding respectively	5,744	5,659
Additional Paid in Capital	232,856	190,941
Accumulated Deficit	(292,063)	(206,545)
Total Shareholders’ Equity/(Deficit)	(53,464)	(9,945)
Total Liabilities and Shareholder’ Equity/(Deficit)	$29,753	$59,450

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$12,055	$8,452	$24,199	$9,889

Operating Expenses:
Depreciation and Amortization	6,370	4,506	12,740	9,012
General and Administrative	30,398	33,815	96,081	43,544
Total Operating Expenses	36,768	38,321	108,821	52,556

Net Operating Income	(24,713)	(29,869)	(84,622)	(42,667)

Other Income (Expense)
Interest Income	0	423	21	785
Interest Expense	(750)	0	(917)	0
Total Other Income (Expense)	(750)	423	(896)	785

Net Loss	$(25,463)	$(29,446)	$(85,518)	$(41,882)

Basic and Diluted Earnings per Share	$0.00	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,743,500	5,583,122	5,677,511	5,520,043

See accompanying summary of accounting policies and notes to financial statements.

	EMAZING INTERACTIVE, INC.
	Consolidated Statement of Shareholders' Equity
	For the Six Months Ended June 30, 2008 (Unaudited)
	and the Year Ended December 31, 2007 (Audited)

			Additional
	Common		Paid-in	Retained
	Shares	Par	Capital	(Deficit)	Totals

Balances at December 31, 2006	5,350,000	$5,350	$36,500	$(81,389)	$(39,539)

Issuance of Common Stock for Cash	303,500	304	151,446		151,750
Conversion of Debt for Stock	6,000	6	2,994		3,000

Net loss				(125,156)	(125,156)

Balance at December 31, 2007	5,659,500	5,660	190,940	(206,545)	(9,946)

Issuance of Common Stock for Cash	24,000	24	11,976		12,000
Issuance of Common Stock for Services	60,000	60	29,940		30,000

Net loss				(85,518)	(85,518)

Balance at June 30, 2008	5,743,500	$5,744	$232,856	$(292,063)	$(53,464)

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,518)	$(41,882)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	12,740	9,012
Common stock issued for services	30,000	0
Change in assets and liabilities:
Increase (Decrease) in other assets	0	(14,103)
Increase (Decrease) in accounts payable	1,741	(17,150)
Decrease in accounts payable – related parties	(17,833)	(10,329)
Decrease in due to related parties	(2,587)	0
Increase in accrued expenses	2,500	0
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(58,957)	(74,452)

CASH FLOWS USED IN INVESTING ACTIVITIES
Software upgrade	0	(10,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	0	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of debt to stock	0	3,000
Proceeds from sale of common stock	12,000	113,751
Proceeds from line of credit	30,000	0

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	42,000	116,751

NET INCREASE IN CASH	(16,957)	32,299

Cash, beginning of period	17,513	71
Cash, end of period	$556	$32,370

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$917	$0
Common stock issued for services	$30,000	$0

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Emazing Interactive, Inc. (The “Company”) operates as an online gaming facilitator through its subsidiary Emazing Gaming, LLC.  The Company is located in Allen, Texas and was incorporated on April 11, 2006 under the laws of the State of Texas. On October 2, 2006, the Company converted its corporate charter to domicile in Nevada.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended June 30, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of Emazing Gaming, LLC, an operating subsidiary.

Reclassification:

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

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Notes 9 and 10 for a discussion of new accounting pronouncements.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Revenue Recognition:

The Company recogmizes revenue from the sale of products in accordance with the Securities and Exchange Comission Staff Accounting Bullitin No. 104 (:SAB 104”), “Revenue Recognition in Financial Statements”.  Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exsists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally at point of sale;
•	The price is fixed and determinable; and
•	Collectiblity is reasonably assured.

Revenue from game rental is all paid at the point of purchase online through PayPal.

Web-Site Development Costs:

The Company adopted EITF 00-02, “Accounting for Website Developments Costs”.  In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years.  Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred.  Prior to this development, Emazing had no website.  As of June 30, 2008, $488 has been expensed and $48,488 capitalized.  For the three month periods ended June 30, 2008 and June 30, 2007 amortization expense was $4,041 and $3,207 respectively.

Income Taxes:

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	Dec 31, 2007
Computer Equipment	$ 27,950	$ 27,950
Less: Accumulated Depreciation	(15,875)	(11,216)
Total Fixed Assets	$ 12,075	$ 16,734

Depreciation expense for the three month periods ended June 30, 2008 and 2007 was $2,326 and $1,663 respectively, and $4,658 and $3,326 for the six month periods ended June 30, 2008 and 2007 respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	Dec 31, 2007
Gaming Software	$ 48,488	$ 48,488
Less: Accumulated Amortization	(31,366)	(23,285)
Total Intangible Assets	$ 17,122	$ 25,203

Amortization expense for the three month period ended June 30, 2008 and 2007 was $4,041 and $2,843 respectively, and $8,081 and $5,686 for the six month period ended June 30, 2008 and 2007 respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At June 30, 2008, there were 5,743,500 shares outstanding.

NOTE 5 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2008 are as follows:

June 30, 2008
Deferred tax assets attributable to:
Prior years	$ 67,565
Tax benefit (liability) for current year	21,380
Total Deferred Tax Benefit	$ 88,945
Valuation allowance	(88,945)
Net Deferred Tax Benefit	$ 0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

June 30, 2008
Income tax before extraordinary item:	$ 0
Tax (benefit) liability on current year operations	(21,380)
Valuation reserve	21,380
Net Provision (Benefit)	$ 0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2008.

NOTE 6 – DUE TO SHAREHOLDER – RELATED PARTY TRANSACTIONS

The Company is obligated to a shareholder and related parties for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid on these advances.  Amounts due at June 30, 2008 were $3,092.

NOTE 7  - LINE OF CREDIT

The Company entered into a line of credit (“LOC”) in November 2007.  The LOC had a credit line of $20,000 and accrued interest at a rate of 10% per annum, compounded monthly.  In March 2008 this LOC increased to $40,000.  It is secured by 100% of the stock of Emazing Interactive, Inc. that is beneficially owned by the President and his father.

As of June 30, 2008, the balance owed pursuant to the LOC was $30,000.   Interest accrued but not paid during the three and six month periods ended June 30, 2008 was $750 and $917, respectively.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Emazing Interactive, Inc. has an accumulated deficit through June 30, 2008 totaling $292,063 and had negative working capital of $82,661.  Because of this accumulated loss, Emazing Interactive, Inc. will require additional working capital to develop its business operations.  Emazing Interactive, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Emazing Interactive, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Emazing Interactive, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Emazing Interactive, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing Interactive, Inc..  If adequate working capital is not available Emazing Interactive, Inc. may not be able to continue its operations.

Management believes that the efforts it has made to promote its business will continue for the foreseeable future.  These conditions raise substantial doubt about Emazing Interactive, Inc.'s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Emazing Interactive, Inc. be unable to continue as a going concern.

NOTE 9 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 11 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of June 30, 2008, the Company did not have any instruments subject to valuation under SFAS 157.

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

Industry and Competition:

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

Online gaming has emerged as one of the biggest growing industries in the new millennium.  The Far East has played a significant role in paving the way for recognition for online gamers.  Multiplayer online games have generated over 1 billion dollars in revenue for the first time, in 2004.  A large proportion of this figure has come from player subscription games such as Everquest and Star Wars Galaxies, but a significant amount has also come from the first person shooter game sales.  This figure does not include the emergence of sponsored players and teams with many players earning above $100,000 in sponsorship deals. Typical earnings of a team range between $20k and $40k for the larger events.

RESULTS FOR THE  QUARTER ENDED June 30, 2008

Our quarter ended on June 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the second calendar  quarter for 2008 for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2008, was $12,055 compared to $8,452 for the period ended June 30, 2007.  The increase in revenue is attributed to the impact of sponsorship income which was $5,500 in 2008 and $0 in 2007.  Revenue for the six months ended June 30, 2008 was $24,199 compared to $9,889 for the six months ended June 30, 2007.  The increase in revenue is attributed to three main reasons: The increase in sponsorship income as previously mentioned;  the sale of the Counter-Strike 1.6 Team in the fisrt quarter of 2008 for $6,000; and the strategy of ‘leasing’ time on the game servers in smaller increments versus a monthly subscription

OPERATING EXPENSES. Total  operating expenses for the three months ended June 30, 2008, were $30,398 compared to expenses for the period ended June 30, 2007 of $33,815.  The decrease  is mainly attributed to reduced travel and related game fees of $7,500 that were partioally off-set by an increase in contract services.  The above expenses do not include depreciation and amortization expense which was $6,370 and $4,506 for the three months ended June 30,

2008 and 2007, respectively.  Total operating expenses for the six months ended June 30, 2008 were $96,018 compared to expenses for the period ended June 30, 2007 of $43,545.  The increase is attributed to an increase in contract services of $42,000 related to business development ($30,000) and the President and other contractors in their effort to implement the strategy and move the company forward ($12,000); and increased serer bandwidth ($4,500) ..  These costs were partially off-set by decreased travel and  related game fees.  The above expenses do not include depreciation and amortization expense which was $12,740 and $9,012 for the six months ended June 30, 2008 and 2007, respectively.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2008 was $25,463 compared to the period ended June 30, 2007 of $29,446.   Net loss for the six months ended June 30, 2008 was $85,518 compared to the period ended June 30, 2007 of $41,882.  The aforementioned increase/decrease in expenses more than off-set the increase in sales revenue.

LIQUIDITY AND CAPITAL RESOURCES. Emazing Interactive filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on December 21, 2006 and Emazing has raised funds under that registration statement at $0.50 per share. In September 2007, when we cut off our offering and started trading on the OTCBB under the symbol EMZG, we had raised $154,750 by selling  309,500 shares of common stock under that registration statement.  In the six month period ended June 30, 2008, an additional 24,000 shares (restricted) were sold raising funds of $12,000..

Employees

At June 30, 2008, the Company had one employee.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

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

By:  /s/  Edward Hancock
Edward Hancock, President, CFO

Date: July 30, 2008