Form 10-Q
period 2008-09-30
EMAZING INTERACTIVE, INC.
filed 2008-11-14
CIK 1376321

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

As of October 31, 2008, there were 5,753,500 shares of Common Stock of the issuer outstanding.

 i

EMAZING INTERACTIVE, INC.
 Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$2,634	$17,513

Total Current Assets	2,634	17,513

Fixed assets:
Computer Equipment	27,950	27,950
Less: Accumulated Depreciation	(18,205)	(11,216)
Total Fixed Assets	9,745	16,734

Intangible Assets:
Gaming Software	48,488	48,488
Less: Accumulated Amortization	(35,406)	(23,285)
Total Intangible Assets	13,082	25,203

Total Assets	$25,461	$59,450

Liabilities and Shareholders’ Equity/(Deficit)

Current Liabilities
Accounts Payable	$43,957	$42,217
Accounts Payable – Related Parties	4,250	21,500
Accrued Expenses	4,250	0
Line of Credit	35,000	0
Due to Related Parties	4,751	5,678
Total liabilities (all current)	92,208	69,395

Shareholders’ Equity/(Deficit):
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,753,500 and 5,659,500 shares issued and outstanding respectively	5,754	5,659
Additional Paid in Capital	237,846	190,941
Accumulated Deficit	(310,347)	(206,545)
Total Shareholders’ Equity/(Deficit)	(66,747)	(9,945)
Total Liabilities and Shareholder’ Equity/(Deficit)	$25,461	$59,450

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
Consolidated Statement of Operations
For the Three and Nine months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue	$14,891	$9,805	$39,042	$19,694

Operating Expenses:
Depreciation and Amortization	6,370	4,506	19,109	13,518
General and Administrative	25,924	42,528	122,005	86,075
Total Operating Expenses	32,294	47,034	141,114	99,593

Net Operating Income	(17,403)	(37,229)	(102,072)	(79,899)

Other Income (Expense)
Interest Income	0	157	20	944
Interest Expense	(833)	0	(1,750)	0
Total Other Income (Expense)	0	157	(1,730)	944

Net Loss	$(18,236)	$(37,072)	$(103,802)	$(78,955)

Basic and Diluted Earnings per Share	$0.00	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,747,708	5,601,370	5,724,394	5,547,449

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
Consolidted Statement of Shareholders' Equity
For the Nine months Ended September 30, 2008 (Unaudited)
and the Year Ended December 31, 2007

			Additional
	Common		Paid-in	Retained
	Shares	Par	Capital	(Deficit)	Totals

Balances at December 31, 2006	5,350,000	$5,350	$36,500	$(81,389)	$(39,539)

Issuance of Common Stock for Cash	303,500	304	151,446		151,750
Conversion of Debt for Stock	6,000	6	2,994		3,000

Net loss				(125,156)	(125,156)

Balance at December 31, 2007	5,659,500	5,660	190,940	(206,545)	(9,945)

Issuance of Common Stock for Cash	24,000	24	11,976		12,000
Issuance of Common Stock for Services	70,000	70	34,930		35,000

Net loss				(103,802)	(103,802)

Balance at September 30, 2008	5,753,500	$5,754	$237,846	$(310,347)	$(66,747)

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended September 30, 2008	Nine months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,802)	$(78,955)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	19,110	13,518
Common stock issued for services	35,000	0
Change in assets and liabilities:
Increase (decrease) in other assets	0	(12,606)
Increase (decrease) in accounts payable	1,740	(10,961)
Decrease in accounts payable – related parties	(17,250)	(10,318)
Decrease in due to related parties	(927)	0
Increase in accrued expenses	4,250	0
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(61,879)	(99,322)

CASH FLOWS USED IN INVESTING ACTIVITIES
Software upgrade	0	(10,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	0	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of debt to stock	0	3,000
Proceeds from sale of common stock	12,000	151,751
Proceeds from line of credit	35,000	0

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,000	154,751

NET INCREASE IN CASH	(14,879)	45,429

Cash, beginning of period	17,513	71
Cash, end of period	$2,634	$45,500

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$917	$0
Common stock issued for services	$35,000	$0

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended September 30, 2008 and 2007 have been made.

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

Revenue Recognition:

The Company recogmizes revenue from the sale of products in accordance with the Securities and Exchange Comission Staff Accounting Bullitin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”.  Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exsists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally at point of sale;
•	The price is fixed and determinable; and
•	Collectiblity is reasonably assured.

Revenue from game rental is all paid at the point of purchase online through PayPal.

Web-Site Development Costs:

The Company adopted EITF 00-02, “Accounting for Website Developments Costs”.  In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years.  Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred.  Prior to this development, Emazing had no website.  As of September 30, 2008, $488 has been expensed and $48,488 capitalized.  For the three month periods ended September 30, 2008 and September 30, 2007 amortization expense was $4,041 and $3,207 respectively.

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

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	Dec 31, 2007
Computer Equipment	$27,950	$27,950
Less: Accumulated Depreciation	(18,205)	(11,216)
Total Fixed Assets	$9,745	$16,734

Depreciation expense for the three month periods ended September 30, 2008 and 2007 was $2,329 and $1,663 respectively, and $6,987 and $4,987 for the nine month periods ended September 30, 2008 and 2007 respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	Dec 31, 2007
Gaming Software	$48,488	$48,488
Less: Accumulated Amortization \	(35,406)	(23,285)
Total Intangible Assets	$13,082	$25,203

Amortization expense for the three month period ended September 30, 2008 and 2007 was $4,041 and $3,207 respectively, and $12,122 and $9,622 for the nine month period ended September 30, 2008 and 2007 respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At September 30, 2008, there were 5,753,500 shares outstanding.

NOTE 5 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2008 are as follows:

September 30, 2008
Deferred tax assets attributable to:
Prior years	$67,565
Tax benefit (liability) for current year	25,950
Total Deferred Tax Benefit	$93,515
Valuation allowance	(93,515)
Net Deferred Tax Benefit	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

September 30, 2008
Income tax before extraordinary item:	$0
Tax (benefit) liability on current year operations	(25,950)
Valuation reserve	25,950
Net Provision (Benefit)	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2008.

NOTE 6 – DUE TO SHAREHOLDER – RELATED PARTY TRANSACTIONS

The Company is obligated to a shareholder and related parties for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid on these advances.  Amounts due at September 30, 2008 were $4,751.

NOTE 7  - LINE OF CREDIT

The Company entered into a line of credit (“LOC”) in November 2007.  The LOC had a credit line of $20,000 and accrued interest at a rate of 10% per annum, compounded monthly.  In March 2008 this LOC increased to $40,000.  It is secured by 100% of the stock of Emazing Interactive, Inc. that is beneficially owned by the President and his father.

As of September 30, 2008, the balance owed pursuant to the LOC was $35,000.   Interest accrued but not paid during the three and nine month periods ended September 30, 2008 was $833 and $1,750, respectively.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Emazing Interactive, Inc. has an accumulated deficit through September 30, 2008 totaling $310,347 and had negative working capital of $89,574.  Because of this accumulated loss, Emazing Interactive, Inc. will require additional working capital to develop its business operations.  Emazing Interactive, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Emazing Interactive, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Emazing Interactive, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Emazing Interactive, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing Interactive, Inc..  If adequate working capital is not available Emazing Interactive, Inc. may not be able to continue its operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.   Based on the Company’s industry, the issuance of this guidance should not have a significant impact on the Company’s financial statements.

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

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on its results of operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

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

As of September 30, 2008, the Company did not have any instruments subject to valuation under SFAS 157.

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

We generate revenues through our partnerships and sponsors. Sponsoring EMG GAMING will bring a product and/or brand name into the spotlight of gamers worldwide.  Our customer's brand will be synonymous with the youthful intelligent image that pro-gaming has.  Our customers have prime advertising space on our website, IRC channel every hour 24/7 and clothes, which we will wear at competitive events all year round. It is primarily through our fee structure for web server access that we generate revenue. Although our web site creates product awareness for our sponsors and partners, our revenue is generated by fees which our partners and sponsors remit to us for that exposure. In the E-Gaming industry, partners and sponsors will pay top dollar for a popular gaming web site as they can maximize their product and name exposure.  We also generate revenue by hosting events for our sponsors at places like county fairs and other celebrations.

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

RESULTS FOR THE  QUARTER ENDED September 30, 2008

Our quarter ended on September 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the third calendar quarter for 2008 for the three month period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2008, was $14,891 compared to $9,805 for the three months ended September 30, 2007.  The increase in revenue is attributed to the impact of event income which was $14,000 in 2008 and $0 in 2007.  Revenue for the nine months ended September 30, 2008 was $39,042 compared to $19,694 for the nine months ended September 30, 2007.  The increase in revenue is attributed to three main reasons: The increase in sponsorship income in Q2 ($5,500); the aforementioned event income of $14,000 and the sale of the Counter-Strike 1.6 Team in the first quarter of 2008 for $6,000.  This was partially offset by a reduction in server based income of $5,500.

OPERATING EXPENSES. Total  operating expenses for the three months ended September 30, 2008, were $25,924 compared to expenses for the period ended September 30, 2007 of $42,528.  The decrease is mainly attributed to lower consulting services of $11,300 and reduced travel and related game fees of $5,300.  The above expenses do not include depreciation and amortization expense which was $6,370 and $4,506 for the three months ended September 30, 2008 and 2007, respectively.  Total operating expenses for the nine months ended September 30, 2008 were $122,005 compared to expenses for the period ended September 30, 2007 of $86,075.  The increase is attributed to an increase in contract services of $30,700 related to business development ($30,000) and the President and other contractors in their effort to implement the strategy and move the company forward ($12,000); and increased server bandwidth ($4,500) .  These costs were partially off-set by decreased travel and related game fees.  The above expenses do not include depreciation and amortization expense which was $19,109 and $13,518 for the nine months ended September 30, 2008 and 2007, respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2008 was $18,236 compared to the period ended September 30, 2007 of $37,072.   Net loss for the nine months ended September 30, 2008 was $103,802 compared to the period ended September 30, 2007 of $78,955.  The aforementioned increase/decrease in expenses more than off-set the increase in sales revenue.

LIQUIDITY AND CAPITAL RESOURCES. Emazing Interactive filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on December 21, 2006 and Emazing has raised funds under that registration statement at $0.50 per share. In September 2007, when we cut off our offering and started trading on the OTCBB under the symbol EMZG, we had raised $154,750 by selling 309,500 shares of common stock under that registration statement.  In the nine month period ended September 30, 2008, an additional 24,000 shares (restricted) were sold raising funds of $12,000.

Employees

At September 30, 2008, the Company had one employee.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE
Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

By /s/ Edward Hancock

Edward Hancock, President, CFO

Date: November 14, 2008