Form 10-K
period 2008-12-31
EMAZING INTERACTIVE, INC.
filed 2009-03-31
CIK 1376321

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2008

EMAZING INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-138111	20-4672080
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

101 C North Greenville, Suite 255, Allen, Texas 75002
(Address of principal executive offices (zip code))

972-983-1453
(Registrant’s telephone number, including area code)

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008:  $793,500

Shares of common stock outstanding at December 31, 2008:    5,783,500

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

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

ITEM 1.                      DESCRIPTION OF BUSINESS

We were incorporated on April 21, 2006 in the State of Texas and re-domiciled to become a Nevada corporation in October 2006. In this report, we refer to Emazing Interactive, Inc. as "we," "us", “eMg” or "Emazing" unless we specifically state otherwise or the context indicates otherwise. We are a gaming organization that is working with prominent marketing services connected to the gaming scene.  We specialize in providing marketing awareness of products and services of our customers to millions of on-line gaming players and enthusiasts.

To date, our business development activities have primarily been concentrated in web server access and company branding in hosting web based e-games. This activity is structured whereby our partners and sponsors are provided premium web site exposure identifying their company, name, and product offerings.

We generate revenues through our partnerships, sponsors and web server access. Sponsoring Emazing will bring a product and/or brand name into the spotlight of gamers worldwide.  Our customer's brand will be synonymous with the youthful intelligent image that pro-gaming has.  Our customers have prime advertising space on our website, IRC channel every hour 24/7 and clothes, which we will wear at competitive events all year round. Although our web site creates product awareness for our sponsors and partners, our revenue is generated by fees which our partners and sponsors remit to us for that exposure. In the e-gaming industry, partners and sponsors will pay top dollar for a popular gaming web site as they can maximize their product and name exposure.

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

Online gaming has emerged as one of the biggest growing industries in the new millennium.  The Far East has played a significant role in paving the way for recognition for online gamers.  Multiplayer online games have generated over 1 billion dollars in revenue for the first time, in 2004.  A large proportion of this figure has come from player subscription games such as Everquest and Star Wars Galaxies, but a significant amount has also come from the first person shooter game sales.  This figure does not include the emergence of sponsored players and teams as has been seen in Asia over the last two to three years with many players earning above $100,000 in sponsorship deals.  These players have become cult figures in their respective countries and “national heroes”.  The way it stands now, is that this status will start migrating to the already maturing gaming markets such as the US, where global events here now command higher earnings for the winners..

These events have caused an influx from many large companies wanting to gain access to this emerging market.  Names such as Nike, Pepsi, Red Bull, and Dust-Off have begun their sponsorship programs globally with an emphasis on the US Market.  Gaming leagues and competitions such as WSVG, CPL, ESWC, WCG and WEG have become very popular in the US and the world, culminating in the Asian model for sponsored clans and players increasingly hugely as a result.

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

Marketing Strategy:

We aim to fit our partners’ needs and their marketing strategies when customizing a partnership between eMg and our partners. We are always open to new input and ideas and we put our partners’ needs first.

Future products and services:
The Company has gravitated away from leasing servers and owns their own servers. This has enabled the Company to scale operations toward servicing events and competitions and not soley relying on an internet pay-to-play strategy.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

The address of the Company’s corporate headquarters is 101 C North Greenville, Suite 255, Allen, Texas 75002.

ITEM  3.                      LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2008, at the annual meeting of shareholders, a majority of our shareholders approved the following actions, all as proposed in our Proxy Statement:

1.	To re-elect Edward Hancock as our sole director.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common  stock is currently  quoted on the  over-the-counter  Bulletin  Board under the symbol "EMZG."

The following  table sets forth the  quarterly  high and low bid prices for the common stock since the quarter  ended  March 31, 2007.  The prices set forth below represent  inter-dealer  quotations,  without retail markup,  markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended March 31, 2007	NA	NA
Quarter ended June 30, 2007	NA	NA
Quarter ended September 30,2007	NA	NA
Quarter ended December 31, 2007	$.50	$1.00
Quarter ended March 31, 2008	$1.00	$1.00
Quarter ended June 30, 2008	$1.00	$1.00
Quarter ended September 30, 2008	$1.00	$1.00
Quarter ended December 31, 2008	$1.00	$1.00

At December 31, 2008,  the closing price of the common stock was $1.00 and we had  approximately 62 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  names of various security brokers, dealers and registered clearing agencies for which the accuracy cannot  be guaranteed.  The transfer agent for our common stock is Signature Stock Transfer Inc.

Dividends
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants
The Company has no warrants outstanding.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of this annual report.

SUMMARY OF 2008

Results for the Year Ended December 31, 2008

REVENUE: Revenue (net of refunds) for the year ended December 31, 2008 was $63,470 compared to $35,089 for the year ended December 31, 2007.  The increase is attributable to expanding our market share by targeting events, like state fairs,  and having competitions at the events using  our servers and equipment, as well as the sale of a team during the first quarter of 2008.

EXPENSES: Total operating expenses, not including depreciation and amortization expense, for the year ended December 31, 2008 were $162,317 compared to $140,680 for 2007.  The increase in cost is attributable to an increase in contract services/programming fees of $58,000 and an increase in audit fees of $10,000; these cost were partially offset by a decrease in server hosting ($23,000), travel ($17,000) and programming ($5,000).  The server hosting cost reduced significantly in 2008 as we now own sufficient servers to host our own events.   Depreciation and amortization expense for the year ended December 31, 2008 was $25,479 versus $20,619 in 2007.

We had interest income in 2008 of $20 and $1,054 in 2007.

NET LOSS: Net loss for the year ended December 31, 2008 was $126,931 compared to a loss of $125,156 for the year ended December 31, 2007.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-11 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Edward Hancock	22	Director, President, Secretary and Director

Background of the Director and Executive Officer:

G. Edward Hancock, 22, started in eSports at age 13, being a very talented game player at an early age opened doors for him at such an early age for the level of competition offered. From the conception of the most popular game he has been in the in the top 15% of American players. Coupled with his 10 year computer and internet experience and knowledge of Game Servers this helped him to understand all aspects of the online gaming industry, particularly game servers and performance.

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

In 2003 Mr. Hancock helped open a LAN Game Center in Lake Forest,  California; this facility offered game play by the hour and was a very profitable business both financially and educationally. This business was sold and Mr. Hancock re-located to Dallas Texas, the home of the biggest online gaming league in the world, CAL, The Cyber Athletic League and CPL , The Cyber Professional League where twice a year teams and players from all over the world come to compete for over 100,000 in money and prizes. Mr. Hancock is now concentrating on managing teams as well as competing as Emazing’s sponsored teams, (called eMg) now represent over 15 teams throughout the world. Most of the teams are in the US and Canada and are supplied game servers from the eMg XDEF network.

In late 2005 Mr. Hancock started up eMg’s XDEF network, a high end gaming server rental company specializing in high performance game servers as well as low cost economical game servers for beginners. Over the next year this business has grown to one of the top US game server rental companies offering the high end consistent service game servers demand.

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2008 and 2007 as cash compensation.  He did not receive any non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
G Edward Hancock	Director, President, Secretary and Director	2008: $6,300 2007: $3,232

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2008 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Director	G Edward Hancock	5,000,000	86.45%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, there are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

•	a director or officer of the issuer;
•	any principal security holder;
•	any promoter of the issuer;
•	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 was $14,000 and in 2007 was $13,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditor include amounts paid for the review of the unaudited financial statements included in the registrant’s Form 10-Q were $2,000 per quarter.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to the Consolidated Financial Statements

(b) We filed one 8-K in March 2008 noting that on March 10, 2008, we entered into an Amendment to our Line of Credit, increasing the amount available from $20,000 to $40,000.  Our President, Mr. Hancock collateralized the Line of Credit with all of his shares of our common stock that he and his father owns (in the Company).

(c)           Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

EMAZING INTERACTIVE, INC.

By:           G. Edward Hancock

G. Edward Hancock
Chief Executive Officer & Chief Financial Officer

Dated: March 24, 2009

EMAZING INTERACTIVE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Emazing Interactive, Inc.
Allen, Texas

We have audited the accompanying consolidated balance sheets of Emazing Interactive, Inc. and subsidiary of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Emazing Interactive, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emazing Interactive, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs

The Hall Group, CPAs
Dallas, Texas

March 21, 2008

EMAZING INTERACTIVE, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

ASSETS
	2008	2007
Current Assets
Cash and Cash Equivalents	$8,234	$17,513
Total Current Assets	8,234	17,513

Fixed Assets
Computer Equipment	27,950	27,950
Less: Accumulated Amortization	(20,533)	(11,216)
Total Fixed Assets	7,417	16,734

Intangible Assets
Gaming Software	48,488	48,488
Less: Accumulated Amortization	(39,447)	(23,285)
Total Intangible Assets	9,041	25,203

TOTAL ASSETS	$24,692	$59,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$44,693	$42,217
Accounts Payable-Related Parties	7,250	21,500
Accrued Interest	2,625	0
Due to Related Parties	0	5,678
Line of Credit with Related Party	35,000	0
Total Liabilities (All Current)	89,568	69,395

Stockholders' Equity (Deficit)
Common Stock, $.001 par value, 50,000,000 shares authorized,
5,783,500 and 5,659,500 shares issued and outstanding	5,783	5,659
Additional Paid-In Capital	262,817	190,941
Retained Earnings (Deficit)	(333,476)	(206,545)
Total Stockholders' Equity (Deficit)	(64,876)	(9,945)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$24,692	$59,450

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

EMAZING INTERACTIVE, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
REVENUES	$63,470	$35,089

OPERATING EXPENSES
Depreciation & Amortization	25,479	20,619
Marketing Expense	910	5,357
General and Administrative Expenses	161,407	135,323
TOTAL OPERATING EXPENSES	187,796	161,299

NET OPERATING (LOSS)	(124,326)	(126,210)

OTHER INCOME (EXPENSE)
Interest Expense	(2,625)	0
Interest Income	20	1,054
TOTAL OTHER INCOME (EXPENSE)	(2,605)	1,054

NET (LOSS) BEFORE INCOME TAXES	(126,931)	(125,156)

Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	$(126,931)	$(125,156)

EARNINGS PER SHARE, BASIC AND DILUTED
Weighted Average of Outstanding Shares, Basic and Diluted	5,733,036	5,573,709
Income (Loss) for Common Stockholders	$(0.02)	$(0.02)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

EMAZING INTERACTIVE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2007	5,350,000	$5,350	36,500	$(81,389)	$(39,539)

Common Stock Issued for Cash	303,500	303	151,447		151,750
Conversion of Debt for Stock	6,000	6	2,994		3,000
Net Income (Loss)	0	0	0	(125,156)	(125,156)

Stockholders' Equity (Deficit) at December 31, 2007	5,659,500	$5,659	190,941	(206,545)	$(9,945)

Common Stock Issued for Cash	34,000	34	16,966		17,000
Common Stock for Services	90,000	90	54,910		55,000
Net Income (Loss)				(126,931)	(126,931)

Stockholders' Equity (Deficit) at December 31, 2008	5,783,500	$5,783	$262,817	$(333,476)	$(64,876)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

EMAZING INTERACTIVE, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(126,931)	$(125,156)
Adjustments to reconcile net income to net cash
provided by operating activities:
Common Stock Issued for Services	55,000	0
Depreciation & Amortization	25,479	20,619
Increase in Accounts Payable	2,476	3,498
(Decrease) in Accounts Payable - Related Parties	(14,250)	0
Increase in Accrued Interest	2,625	0
(Decrease) in Due from Related Parties	(5,678)	(18,269)
Net Cash Provided by Operating Activities	(61,279)	(119,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(18,000)
Net Cash (Used) by Investing Activities	0	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	35,000	0
Sale of Common Stock for Cash	17,000	151,750
Conversion of Debt to Stock	0	3,000
Net Cash Provided by Financing Activities	52,000	154,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,279)	17,442

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,513	71

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,234	$17,513

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$0

Noncash Investing Activity: Conversion of Debt to Stock	$0	$3,000
Common Stock Issued for Services	$55,000	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

EMAZING INTERACTIVE, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At December 31, 2008, the Company did not have any financial instruments other than cash and cash equivalents.

Fixed Assets:

Fixed Assets are depreciated over their useful lives.  Depreciation is calculated on a straight-line basis over three years. Repairs and maintenance is charged to expense as incurred.

Website Software Development Costs:

The Company adopted EITF 00-02, “Accounting for website developments costs”.  In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years.  Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred.  Prior to this development, Emazing had no website.  As of and for the years ended December 31, 2008 and 2007, $48,488 and $48,488 was capitalized and $385 and $11,588 was expensed, respectively.

Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;
•	The price is fixed and determinable; and
•	Collectability is reasonably assured.

Advertising Costs

The Company incurred $202 and $54 in advertising costs for the years ended December 31, 2008 and 2007, respectively.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Segment Reporting:

In 2008, the Company operated in one reportable segment under the Statements of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income" (“SFAS No. 130”), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended December 31, 2008 and 2007, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.

Recent Accounting Pronouncements:

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Computer Equipment	$27,950	27,950
Less: Accumulated Depreciation	(20,533)	(11,216)

Total Fixed Assets	$7,417	$16,734

Depreciation expense was $9,317 and $7,791 for the years ended December 31, 2008 and 2007 respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Gaming Software	$48,488	$48,488
Less: Accumulated Amortization	(39,447)	(23,285)

Total Intangible Assets	$9,041	$25,203

Amortization expense was $16,162 and $12,828 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4 – LINE OF CREDIT

The Company entered into a line of credit (“LOC”) in November 2007.  This LOC originally had a credit line of $20,000 and accrues interest at a rate of 10% per annum, compounded monthly.  It is secured by 100% of the stock of Emazing Interactive, Inc. that is beneficially owned by the President and his father.

The LOC was increased in March 2008 to $40,000 and the Company borrowed $35,000 from this LOC during 2008.    Interest expense of $2,625 has been accrued during 2008, but not paid, as of December 31, 2008.   The LOC and all accrued interest are due in full on May 31, 2009.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2008, there were 5,783,500 shares outstanding, which were issued during the following years:

Shares

At Inception	5,000,000
During 2006	350,000
During 2007	309,500
During 2008	124,000

Total Shares Outstanding	5,783,500

The Company issued 90,000 shares for consulting services during 2008.   The value of these shares ranged from $.50 to $1.00.  There were no shares issued for services during 2007.

NOTE 6 – INCOME TAXES

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized be recorded directly to retained earnings and reported as a change in accounting principle.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss carryforward	$83,369	$51,636
Less: valuation allowance	(83,369)	(51,636)
Net deferred tax asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $333,476 at December 31, 2008, and will expire in the years 2025 through 2028.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2008.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2008 and 2007, the Company was billed $12,375 and $30,341 from entities with common ownership to shareholders of the Company, of which $7,250 and $21,500 was in Accounts Payable – Related Parties at December 31, 2008 and 2007.

Amounts due to four different shareholders who have funded operating expenses totaled $5,678 at December 31, 2007 are reflected as “Due To Related Parties”.   These amounts were satisfied in full during 2008.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Emazing has an accumulated deficit through December 31, 2008 totaling $333,476 and had negative working capital of $81,334.  Because of this accumulated loss, Emazing will require additional working capital to develop its business operations. Emazing intends to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that Emazing will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Emazing's working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Emazing will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing.  If adequate working capital is not available Emazing may not continue its operations.

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

NOTE 9 – SUBSEQUENT EVENT

The Company borrowed $5,000 on its existing line of credit on January 12, 2009.