Form 10-Q
period 2009-03-31
EMAZING INTERACTIVE, INC.
filed 2009-05-14
CIK 1376321

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of October 31, 2008, there were 5,783,500 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

EMAZING INTERACTIVE, INC. Consolidated Balance Sheets As of March 31, 2009 and December 31, 2008

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$1,338	$8,234

Total Current Assets	1,338	8,234

Fixed assets:
Computer Equipment	27,950	27,950
Less: Accumulated Depreciation	(22,862)	(20,533)
Total Fixed Assets	5,088	7,417

Intangible Assets:
Gaming Software	48,488	48,488
Less: Accumulated Amortization	(43,488)	(39,447)
Total Intangible Assets	5,000	9,041

Total Assets	$11,426	$24,692

Liabilities and Shareholders’ Equity/(Deficit)

Current Liabilities
Accounts Payable	$52,458	$51,943
Accounts Payable – Related Parties	4,550	0
Accrued Expenses	3,625	2,625
Line of Credit	40,000	35,000
Total liabilities (all current)	100,633	89,568

Shareholders’ Equity/(Deficit):
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,783,500 and 5,783,500 shares issued and outstanding respectively	5,783	5,783
Additional Paid in Capital	262,817	262,817
Accumulated Deficit	(357,807)	(333,476)
Total Shareholders’ Equity/(Deficit)	(89,207)	(64,876)
Total Liabilities and Shareholder’ Equity/(Deficit)	$11,426	$24,692

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC. Consolidated Statement of Operations For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenue	$0	$12,144

Operating Expenses:
Depreciation and Amortization	6,370	6,370
General and Administrative	16,961	65,683
Total Operating Expenses	23,331	72,053

Net Operating Income	(23,331)	(59,909)

Other Income (Expense)
Interest Income	0	20
Interest Expense	(1,000)	(167)
Total Other Income (Expense)	(1,000)	(147)

Net Loss	$(24,331)	$(60,056)

Basic and Diluted Earnings per Share	$0.00	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,783,500	5,679,203

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
Consolidated Statement of Shareholders' Deficit
For the Three months Ended March 31, 2009 (Unaudited)
and the Year Ended December 31, 2008 (Audited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par	Capital	Deficit	Totals

Balances at December 31, 2007	5,659,500	$5,659	$190,941	$(206,545)	$(9,945)

Issuance of Common Stock for Cash	34,000	34	16,966		17,000
Issuance of Common Stock for Services	90,000	90	54,910		55,000

Net loss				(126,931)	(126,931)

Balance at December 31, 2008	5,783,500	5,783	262,817	(333,476)	(64,876)

Net loss				(24,331)	(24,331)

Balance at March 31, 2009	5,783,500	5,783	$262,817	$(357,807)	$(89,207)

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three months Ended March 31, 2009	Three months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,331)	$(60,056)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	6,370	6,370
Common stock issued for services	0	30,000
Change in assets and liabilities:
Increase (Decrease) in accounts payable	515	(3,341)
Increase in accounts payable – related parties	4,550	2,000
Increase(Decrease) in accrued expenses	1,000	(2,726)
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(11,896)	(27,753)

CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	12,000
Proceeds from line of credit	5,000	20,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	32,000

NET INCREASE IN CASH	(6,896)	4,247

Cash, beginning of period	8,234	17,513
Cash, end of period	$1,338	$21,760

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for Interest expense	$0	$0
Common stock issued for services	$0	$30,000

See accompanying summary of accounting policies and notes to financial statements.

EMAZING INTERACTIVE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2009 and 2008 have been made.

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

Web-Site Development Costs:

The Company adopted EITF 00-02, “Accounting for Website Developments Costs”.  In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive server and gaming orders, were capitalized and are being amortized over three years.  Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred.  Prior to this development, Emazing had no website.  As of March 31, 2009 and 2008, $0 has been expensed and $48,488 capitalized.  For the three month periods ended March 31, 2009 and March 31, 2008 amortization expense was $4,041 and $4,041 respectively.

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Disclosures About Fair Value of Financial Instruments” (SFAS No. 157), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At March 31, 2009, the Company did not have any financial instruments other than cash and cash equivalents.

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2009 and 2008, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Computer Equipment	$27,950	$27,950
Less: Accumulated Depreciation	(22,862)	(20,533)
Total Fixed Assets	$5,088	$7,417

Depreciation expense for the three month periods ended March 31, 2009 and 2008 was $2,329 and $2,329 respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	Dec 31, 2008
Gaming Software	$48,488	$48,488
Less: Accumulated Amortization	(43,488)	(39,447)
Total Intangible Assets	$5,000	$9,041

Amortization expense for the three month period ended March 31, 2009 and 2008 was $4,041 and $4,041 respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At March 31, 2009, there were 5,783,500 shares outstanding.

NOTE 5 – INCOME TAXES

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Net operating loss carryforward	$89,452	$83,369
Less: valuation allowance	(89,452)	(83,369)
Net deferred tax asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $357,800 at March 31, 2009, and will expire in the years 2025 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2009.

NOTE 6 – LINE OF CREDIT

The Company entered into a line of credit (“LOC”) in November 2007.  The LOC had a credit line of $20,000 and accrued interest at a rate of 10% per annum, compounded monthly.  In March 2008 the credit line was increased to $40,000.  It is secured by 100% of the stock of Emazing Interactive, Inc. that is beneficially owned by the President and his father.

As of March 31, 2009, the balance owed pursuant to the LOC was $40,000.   Interest accrued but not paid during the three month periods ended March 31, 2009 and 2008 was $1,000 and $167, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Emazing Interactive, Inc. has an accumulated deficit through March 31, 2009 totaling $357,807 and had negative working capital of $99,295.  Because of this accumulated loss, Emazing Interactive, Inc. will require additional working capital to develop its business operations.  Emazing Interactive, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Emazing Interactive, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Emazing Interactive, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Emazing Interactive, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Emazing Interactive, Inc..  If adequate working capital is not available Emazing Interactive, Inc. may not be able to continue its operations.

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

We also generate revenues through our partnerships, sponsors and web server access. Sponsoring Emazing will bring a product and/or brand name into the spotlight of gamers worldwide.  Our customer's brand will be synonymous with the youthful intelligent image that pro-gaming has.  Our customers have prime advertising space on our website, IRC channel every hour 24/7 and clothes, which we will wear at competitive events all year round. Although our web site creates product awareness for our sponsors and partners, our revenue is generated by fees which our partners and sponsors remit to us for that exposure. In the e-gaming industry, partners and sponsors will pay top dollar for a popular gaming web site as they can maximize their product and name exposure.

Business Operations

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

All games currently provided by EMazing are third party developed.

RESULTS FOR THE QUARTER ENDED March 31, 2009

Our quarter ended on March 31, 2009.  Any reference to the end of the fiscal quarter refers to the end of the first calendar quarter for 2009 for the three month period discussed herein.

SUMMARY
The current economic climate has had a significant impact on our business as companies and events that we serviced basically shut down in the first quarter.  Due to these circumstances we had no revenue in the quarter but have begun to see the market pick up in Q2 2009 as we begin to generate modest revenue.  In light of these circumstances we curtailed expenses as much as possible, reduced contract employees’ time, and incurred only truly necessary costs to keep the operations going.

REVENUE.  Revenue for the three months ended March 31, 2009, was $0 compared to $12,144 for the three months ended March 31, 2008.  The decrease in revenue is attributed to the impact of the current economic climate as referenced above.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2009, were $16,961 compared to expenses for the period ended March 31, 2008 of $65,683.  The decrease is due to curtailing expenses, $41,300 in reduced contract services, and $5,500 in reduced server expenses.  The above expenses do not include depreciation and amortization expense which was $6,370 for both three month periods ended March 31, 2009 and 2008.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2009 was $24,331 compared to the period ended March 31, 2008 of $60,056.  The aforementioned decrease in expenses is the reason for the reduced loss.

Employees: At March 31, 2009, the Company had one employee.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE
Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 12, 2009