Form 10-Q
period 2009-06-30
ChinaNet Online Holdings, Inc.
filed 2009-08-14
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  333-138111

ChinaNet Online Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.3 Min Zhuang Road, Building 6
Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC 100195

(Address of principal executive offices) (Zip Code)

+86-10-51600828
(Registrant’s telephone number, including area code)
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company) ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 13, 2009 the registrant had 15,774,300 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINANET ONLINE HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and per share data)

	June 30,	December 31
	2009	2008
	(US $)	(US $)
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$3,502	$2,679
Accounts receivable	2,124	978
Other receivables	324	-
Prepayment and deposit to suppliers	3,347	4,072
Due from related parties	129	109
Due from directors	81	-
Due from Control Group (see note 8)	248	243
Inventories	2	1
Other current assets	22	46
Total current assets	9,779	8,128

Property and equipment, net	658	678
Other long-term assets	44	7
	$10,481	$8,813

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160	$37
Advances from customers	580	608
Other payables	166	1,333
Accrued Payroll and other accruals	189	66
Due to related parties	72	346
Due to Control Group	1,187	1,149
Due to director	-	10
Taxes payable	2,169	1,746
Total current liabilities	$4,523	$5,295

Long-term borrowing from director	128	128

Stockholders’ equity:

Common stock ($0.001 par value; authorized-50,000,000 shares; issued and outstanding-15,774,300 shares and 13,790,800 shares at June 30, 2009 and December 31, 2008 respectively)	16	14
Additional paid-in capital	447	599
Appropriated retained earnings	304	304
Unappropriated retained earnings	4,954	2,370
Accumulated other comprehensive income	109	103
Total stockholders’ equity	$5,830	$3,390

	$10,481	$8,813

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In thousands, except for number of shares and per share data)

	For the six months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$19,178	$6,703	$9,381	$5,241
Cost of sales	11,889	4,988	5,611	3,643
Gross margin	7,289	1,715	3,770	1,598

Operating expenses
Selling expenses	2,629	582	1,166	388
General and administrative expenses	916	356	568	220
Research and development expenses	214	64	164	34
	3,759	1,002	1,898	642
Income from operations	3,530	713	1,872	956

Other income (expenses):
Interest income	5	2	2	1
Other income	6	-	2	-
Other expenses	-	(15)	-	(15)
	11	(13)	4	(14)
Income before income tax expense	3,541	700	1,876	942
Income tax expense	957	233	571	202

Net income	2,584	467	1,305	740

Other comprehensive income
Foreign currency translation gain	6	40	-	14
Comprehensive income	2,590	507	1,305	754
Earnings per share
Earnings per common stock
Basic and diluted	$0.19	$0.03	$0.09	$0.05

Weighted average number of common shares outstanding:
Basic and diluted shares	13,845,593	13,790,800	13,899,784	13,790,800

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2009	2008
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,584	$467
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and Amortization	85	22
Share-based compensation expenses (see note 22)	150	-
Changes in operating assets and liabilities
Accounts receivable	(1,145)	(1,122)
Other receivables	(89)	197
Prepayment and deposit to suppliers	731	(172)
Due from related parties	(22)	(161)
Due from/to Control Group	32	372
Other current assets	22	(87)
Accounts payable	123	146
Advances from customers	(29)	386
Accrued payroll and other accruals	123	10
Due to related parties	(274)	325
Taxes payable	420	130
Net cash provided by operating activities	2,711	513

Cash flows from investing activities
Purchases of vehicles and office equipment	(64)	(26)
Purchases of Intangible and other long-term assets	(37)	-
Net cash used in investing activities	(101)	(26)

Cash flows from financing activities
Increase of long-term borrowing from director	-	124
Increase of short-term loan to third parties	(235)	-
Increase/(decrease) in due to director	(90)	269
Increase/(decrease) in other payables	(1,169)	964
Cancellation and retirement of common stock (see note 15)	(300)	-
Net cash provided by (used in) financing activities	(1,794)	1,357

Effect of exchange rate fluctuation on cash and cash equivalents	7	73

Net increase in cash and cash equivalents	823	1,917

Cash and cash equivalents at beginning of year	2,679	317
Cash and cash equivalents at end of year	$3,502	$2,234

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$831	$68

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and principal activities

ChinaNet Online Holdings, Inc. (formerly known as Emazing Interactive, Inc.), (the “Company”), was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of the Company’s incorporation until June 26, 2009, when the Company consummated the Share Exchange, the Company’s activities were primarily concentrated in web server access and company branding in hosting web based e-games.

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800  shares (the “Exchange Shares”) of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing and communication services to small and medium companies in China through www.28.com (the portal website of the Company’s PRC Variable Interest Entity), TV medias and bank kiosks.

The Company’s wholly owned subsidiary, China Net BVI was incorporated in the British Virgin Islands on August 13, 2007. In April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established and is the parent company of Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the PRC (“Rise King WFOE”). The Company refers to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” Through a series of contractual agreements, we operate our business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”).  Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively. From time to time, we refer to them collectively as the “PRC Operating Entities.”

Shanghai Borongdingsi is owned 51% by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct e-banking advertisement business. The business is based on an e-banking cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The e-banking cooperation agreement has a term of eight years starting August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the kiosk business exclusively until the recovery of the cost of purchase of the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the succeeding net profit generated from the e-banking advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

a)	Change of reporting entity and basis of presentation

As a result of the Share Exchange on June 26, 2009, the former China Net BVI shareholders owned a majority of the common stock of the Company.  The transaction was regarded as a reverse merger whereby China Net BVI was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although the Company is the legal parent company.  The share exchange was treated as a recapitalization of the Company.  As such, China Net BVI (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, Emazing Interactive, Inc. was delivered with zero assets and zero liabilities at time of closing. Following the Share Exchange, the company changed its name from Emazing Interactive, Inc. to ChinaNet Online Holdings, Inc. The Financial Statements have been prepared as if China Net BVI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company, and its subsidiaries and Variable Interest Entities (“VIEs”), China Net BVI, China Net HK, Rise King WFOE, Beijing CNET Online and Business Opportunity Online.  According to the agreements between Beijing CNET Online and Shanghai Borongdingsi, although Beijing CNET Online legally owns 51% of Shanghai Borongdingsi’s interests, Beijing CNET Online only controls the assets and liabilities related to the bank kiosks business, which has been all included in the financial statements of Beijing CNET Online, but not controls other assets of Shanghai Borongdingsi, thus, Shanghai Borongdingsi’s financial statements were not consolidated by the Company.  The Company and its subsidiaries and VIEs are collectively referred to as the “Group”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading.

In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in China Net BVI’s audited financial statements on Form 8-K for the fiscal year ended December 31, 2008. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2009.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of June 30, 2009, final amounts may differ from these estimates.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

d)	Foreign currency translation

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating entities is Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating entities, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

e)	Revenue recognition

The Group's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). In accordance with SAB 104, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Advertising Revenue

Advertising revenues include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in EITF abstract issue No. 99-17.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, the Group provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Group considers the services to have been delivered. The Group treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon the Group’s credit assessments of its customers prior to entering into contracts, the Group determines if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, the Group recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

f)	Cost of revenue

Cost of sales primarily includes media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

g)	Advertising expenditure

Advertising costs are expensed when incurred and are included in “selling expenses” in the statement of operations and comprehensive income. For the six months ended June 30, 2009 and 2008, advertising expenses were approximately US$ 1,977,000 and US$ 352,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

h)	Income taxes

The Group follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. The Group had no deferred tax assets and liabilities recognized for the six months ended June 30, 2009 and 2008, and for the year ended December 31, 2008.

i)	Uncertain tax positions

The Group adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the six month ended June 30, 2009 and 2008, and for the year ended December 31, 2008, the Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

j)	Share-based Compensation

The Company account for stock-based compensation arrangements using the fair value method in accordance with the provisions of the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard (“APB”) Opinion No. 25 (Accounting for Stock Issued to Employees). SFAS 123R requires that the fair value of share awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of operations and comprehensive income over the service period.

The Company periodically issue common stock for acquisitions and services rendered.  Common stock issued in these circumstances is valued at the estimated fair market value, as determined by the management and board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

k)	Earnings per share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to holders of common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Cash and cash equivalents

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Cash	1,452	131
Deposits with short-term maturities	2,050	2,548
Total	3,502	2,679

4.	Accounts receivable

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Accounts receivable	2,124	978

All of the accounts receivable are non-interest bearing.  Based on the Group’s assessment of collectability, there has been no allowance for doubtful accounts recognized in the six months ended June 30, 2009 and the year ended December 31, 2008.

5.	Other receivables

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Short-term loan to third parties	235	-
Staff advances	89	-
	324	-

Short-term loan to third parties is non-interest bearing loan and will be repaid by the end of the year.

6.	Prepayment and deposit to suppliers

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Contract execution guarantee to TV advertisement and internet resources providers	2,060	2,268
Prepayment to TV advertisement and internet resources providers	1,182	1,784
Other deposits and prepayments	105	20
	3,347	4,072

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract execution guarantee to TV advertisement and internet resources providers are paid as a contractual deposit to the Group’s service providers.  These amounts will be used to offset the service fee need to be paid to the service providers in the last month of each contract period.

According to the contracts signed between the Group and its suppliers, the Group is normally required to pay the contract amount in advance.  These prepayments will be transferred to cost of sales when the related services are provided.

Therefore, management believes that there will not be any collectability issue about these deposits and prepayments, and no allowance for doubtful accounts is required.

7.	Due from related parties

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	108	49
Beijing Zujianwu Technology Co., Ltd.	14	15
Beijing Xiyue Technology Co., Ltd.	-	7
Beijing Fengshangyinli Technology Co., Ltd	-	15
Beijing Telijie Century Environmental Technology Co., Ltd.	1	-
Soyilianmei Advertising Co., Ltd.	6	23
	129	109

These related parties are directly or indirectly owned by the Control Group (see note 8), The Company provided advertising services to these parties. Due from these parties were outstanding payments for advertising services provided.

8.	Due from Control Group

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Due from Control Group	248	243

Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun, the owners of the Company’s PRC VIEs, Business Opportunity Online and Beijing CNET Online, are collectively referred to as the “Control Group.”

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Due from Control Group were short-term, non-interest bearing loan borrowed by the Control Group individuals.

9.	Property and equipment

        Property and equipment consist of the following:

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Vehicles	90	90
Office equipment	350	286
Electronic devices	438	437
Total property and equipment	878	813
Less: accumulated depreciation	220	135
Total property and equipment, net	658	678

10.	Other payables
	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Due to third parties	161	1,255
Others	5	78
	166	1,333

Due to third parties as of June 30, 2009 and December 31, 2008 represents non-interest bearing, working capital loans borrowed by the Group from third parties, which will be paid off in 2009.

11.	Due to related parties

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Beijing Rongde Information Technology Co., Ltd.	58	292
Beijing Saimeiwei Food Equipments Technology Co., Ltd	14	54
	72	346

These related parties are directly or indirectly owned by the Control Group, The Group provided advertising services to these parties, and due to these parties were advance payments received from these parties for advertising services will be provided in the future.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Due to Control Group

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Due to Control Group	1,187	1,149

Due to Control Group were amount paid by Control Group individuals on behalf of the Group which mainly included staff salary, performance bonus and cost of resources purchased.

13.	Taxation

1)    Income tax

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax have been made in the financial statements as the Company has no assessable profits for the six month ended June 30, 2009.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in the financial statements as China Net HK has no assessable profits for the six month ended June 30, 2009. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years, which subjects to an application filling by the Company. Rise King WFOE had a cumulative operating loss for the year ended December 31, 2008. Rise King will file the application for an income tax exemption, if it achieves an operating profit for the year ended December 31, 2009.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005.  In March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. The New EIT applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises. On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online has not obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT as of June 30, 2009.  Accordingly, Business Opportunity Online accounted for its current income tax using a tax rate of 25% for the six months ended June 30, 2009 and 2008, and year ended December 31, 2008.  If Business Opportunity Online is able to be re-qualified as a “High and New Technology Enterprise”, it will be entitled to the preferential tax rate of 15%.  Business Opportunity Online will file the application for tax refund to the tax authorities for the fiscal year 2009 after it obtains the approval for its High and New Technology Enterprise qualification.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	The applicable income tax rate for CNET Online Beijing was 25% for the six months ended June 30, 2009 and 2008, and the year ended December 31, 2008.

●
The New EIT also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous enterprise income tax law and rules.  A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate.  Rise King WFOE is invested by immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

2)    Business tax and relevant surcharges

Revenue of advertisement services are subject to 5.5% business tax and 3% cultural industry development surcharge of the gross service income, revenue from reselling of TV advertisement time is subject to 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to 5.5% business tax.  Business tax charged was included in cost of sales.

As of June 30, 3009 and December 31, 2008, taxes payable consist of:

	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Business tax payable	680	556
Culture industry development surcharge payable	180	4
Enterprise Income tax payable	1,260	1,132
Individual Income tax payable	49	54
	2,169	1,746

14.	Long-term borrowing from director
	June 30,	December 31,
	2009	2008
	US$(’000)	US$(’000)

Long-term borrowing from director	128	128

Long-term borrowing from director was non-interest bearing loan borrowed from director of the Group in relating to the long-term investment to the Company’s wholly-owned subsidiary Rise King WFOE.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	Reverse merger and common stock (restatement of the stockholders’ equity)

Pursuant to SEC Manual Item 2.6.5.4 Reverse acquisitions, which requires that “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.”

Pursuant to the terms of Share Exchange Agreement, the China Net BVI shareholders transferred to the Company all of the China Net BVI shares in exchange for the issuance of 13,790,800 shares of the Company’s common stock. Therefore, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2008 accordingly.

Immediately prior to the Share Exchange, 4,400,000 shares of the Company’s outstanding common stock were cancelled and retired.  China Net BVI also deposited $300,000 into an escrow account, which amount was paid to Emazing principal stockholder, who owned the 4,400,000 shares, as a result of the Share Exchange have been consummated.

16.	Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its PRC operating entities. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC operating entities only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s PRC operating entities.

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Rising King WFOE was established as a wholly-owned foreign invested enterprise and therefore is subject to the above mandated restrictions on distributable profits.

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory common reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. China Net Beijing and Business Opportunity Online were established as a domestic invested enterprise and therefore are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC operating entities  are restricted in their ability to transfer a portion of their net assets to the Company.

Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC operating entities as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$ 907,000 as of June 30, 2009.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	Related party transactions

	Six months ended June 30,
	2009	2008
	US$(’000)	US$(’000)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	887	82
-Beijing Zujianwu Technology Co., Ltd.	-	22
-Beijing Fengshangyinli Technology Co., Ltd.	61	48
-Soyilianmei Advertising Co., Ltd.	428	125
-Shiji Huigu Technology Investment Co., Ltd	-	1
- Beijing Telijie Cleaning Technology Co., Ltd.	15	32
-Beijing Telijie Century Environmental Technology Co., Ltd.	72	9
-Beijing Rongde Information Technology Co., Ltd.	-	71
	1,463	390

	Three months ended June 30,
	2009	2008
	US$(’000)	US$(’000)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	604	82
-Beijing Zujianwu Technology Co., Ltd.	-	22
-Beijing Fengshangyinli Technology Co., Ltd.	30	48
-Soyilianmei Advertising Co., Ltd.	263	125
-Shiji Huigu Technology Investment Co., Ltd	-	1
- Beijing Telijie Cleaning Technology Co., Ltd.	-	32
-Beijing Telijie Century Environmental Technology Co., Ltd.	72	9
-Beijing Rongde Information Technology Co., Ltd.	-	71
	969	390

18.	Employee defined contribution plan

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$ 74,000 and US$ 50,000 for the six months ended June 30, 2009 and 2008, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments

The following table sets forth the Group’s contractual obligations as of June 30, 2009:

	Rental payments	Server hosting and board-band lease payments	Internet resources and TV advertisement purchase payments	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Six months ended December 31,
-2009	65	85	5,808	5,958
Year ended December 31,
-2010	260	-	1,702	1,962
-2011	260	-	1,459	1,719
Total	585	85	8,969	9,639

20.	Segment reporting

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Group mainly operated in four principal segments: TV advertising, internet advertising, internet advertising resources resell and bank kiosk advertising. The following tables present summarized information by segments.

	Six months ended June 30, 2009
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	7,871	11,184	19	846	292	(1,034)	19,178
Cost of sales	2,155	9,684	1	775	16	(742)	11,889
Total operating expenses	3,112	308	78	-	553 *	(292)	3,759
Including: Depreciation and amortization expense	19	23	42	-	1	- -	85
Operating income(loss)	2,604	1,192	(60)	71	(277)	-	3,530

Expenditure for long-term assests	36	17	-	-	48	-	101
Net income (loss)	1,679	1,171	(60)	71	(277)	-	2,584
Total assets	7,879	5,603	374	-	1,097	(4,472)	10,481

* Including US$150,000 share-based compensation expenses (See note 22).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2009
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	4,187	5,442	19	475	292	(1,034)	9,381
Cost of sales	1,297	4,643	1	411	1	(742)	5,611
Total operating expenses	1,546	133	57	-	454 *	(292)	1,898
Including: Depreciation and amortization expense	10	11	21	-	1	-	43
Operating income(loss)	1,344	666	(39)	64	(163)	-	1,872

Expenditure for long-term assests	28	1	-	-	38	-	67
Net income (loss)	825	618	(39)	64	(163)	-	1,305
Total assets	7,879	5,603	374	-	1,097	(4,472)	10,481

*Including US$150,000 share-based compensation expenses (See note 22).

	Six months ended June 30, 2008
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	4,370	1,687	-	646	-	-	6,703
Cost of sales	2,186	1,434	-	1,368	-	-	4,988
Total operating expenses	595	407	-	-	-	-	1,002
Including: Depreciation and amortization expense	11	11	-	-	-	-	22
Operating income(loss)	1,589	(154)	-	(722)	-	-	713

Expenditure for long-term assests	22	4	-	-	-	-	26
Net income (loss)	1,343	(154)	-	(722)	-	-	467
Total assets	3,454	1,927	-	-	127	(366)	5,142

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2008
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	2,874	1,712	-	655	-	-	5,241
Cost of sales	799	1,456	-	1,388	-	-	3,643
Total operating expenses	228	414	-	-	-	-	642
Including: Depreciation and amortization expense	-	11	-	-	-	-	11
Operating income(loss)	1,847	(158)	-	(733)	-	-	956

Expenditure for long-term assests	-	3	-	-	-	-	3
Net income (loss)	1,631	(158)		(733)	-	-	740
Total assets	3,454	1,927	-	-	127	(366)	5,142

*
Due to the exchange rates used to convert RMB to US dollar for the six months and the three months ended June 30, are the respective average exchange rates prevailing during each reporting period which are differ from each other, the converted US dollar amount in the above tables contains exchange rate effects for each reporting period.

21.	Earnings per share

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)		(Unaudited)
	(Amount in thousands except for the number of shares and per share data)		(Amount in thousands except for the number of shares and per share data)
Numerator:
Net Income attributable to common shareholders	2,584	467	1,305	740

Denominator:
Weighted average number of common shares outstanding	13,845,593	13,790,800	13,899,784	13,790,800

Basic and diluted earnings per share	0.19	0.03	0.09	0.05

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the share exchange agreement.

22.	Share-based compensation expenses

On June 26, 2009, the Company issued 300,000 shares of common stock to TriPoint Capital Advisors, LLC. (“Tripoint), and 300,000 shares of common stock to Richever Limited (“Richever) respectively, that the Company’s board of directors previously approved for the financial consulting and corporate development services that they provided to us.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 600,000 shares issued were valued at $0.25 per share, the closing bid of the Company’s common stock on the date of issue.  Therefore, total aggregate value of the transaction that we recognized was US$150,000, which was recorded in general and administrative expenses as share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 17, 2009, the Company engaged J and M Group, LLC (“J&M”) to provide investor relations services. The initial term of the agreement is for one year.   As additional compensation, the Company agreed to issue J&M 120,000 shares of the Company’s common stock that vest 10,000 shares every 30 days. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 120,000 shares issued on June 17, 2009 will be valued at $0.15 per share, the closing bid of the Company’s common stock on the date of issue.  Therefore, total aggregate value of the transaction that we will recognize is US$18,000. Going forward the cost of these shares will be expensed as they vest.

23.	Subsequent Events

On July 1, 2009, the Company engaged Hayden Communications International, Inc. (“HC”) to provide investor relations services. The initial term of the agreement is for one year.   As additional compensation, the Company agreed to issue HC 80,000 shares of the Company’s common stock that vest 10,000 shares every 30 days. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 80,000 shares issued on July 1, 2009 will be valued at $1.75 per share, the closing bid of the Company’s common stock on the date of issue.  Therefore, total aggregate value of the transaction that we will recognize is US$140,000. Going forward the cost of these shares will be expensed as they vest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Current Report on Form 8-K filed with SEC on July 2, 2009 and “Quantitative and Qualitative Disclosure about Market Risks” in this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Our company (formerly known as Emazing Interactive, Inc.) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of our company’s incorporation until June 26, 2009, when our company consummated the Share Exchange (as defined below), our company’s activities were primarily concentrated in web server access and company branding in hosting web based e-games.

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us  all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing and communication services to small and medium companies in China.

Our wholly owned subsidiary, China Net BVI, was incorporated in the British Virgin Islands on August 13, 2007. In April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established and is the parent company of Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the PRC (“Rise King WFOE”). We refer to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” Through a series of contractual agreements, we operate our business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”).  Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively. From time to time, we refer to them collectively as the “PRC Operating Entities.”

Through our PRC Operating Entities, we are now one of China’s leading full-service media development and advertising platform for the small and medium enterprise (the “SME”) market.  We are a service oriented business that leverages proprietary advertising technology to prepare and publish rich media enabled advertising campaigns for clients on the internet and on television. Our goal is to strengthen our position as the leading diversified media advertising provider in China.  Our multi-platform advertising network consists of www.28.com, our internet advertising portal; our TV production and advertising unit, and our newly launched bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry.  Using proprietary technology, we provide additional services as a lead generator.  We are also a re-seller of internet and television advertising space that we purchase in large volumes from other well-known internet portals.

Basis of presentation, critical accounting policies and management estimates

●	Change of reporting entity and basis of presentation

As a result of the Share Exchange on June 26, 2009, the former China Net BVI shareholders own a majority of our common stock.  The transaction was regarded as a reverse merger whereby China Net BVI was considered to be the accounting acquirer as its shareholders retained control of our company after the Share Exchange, although we are the legal parent company.  The share exchange was treated as a recapitalization of our company.  As such, China Net BVI (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, Emazing Interactive, Inc. was delivered with zero assets and zero liabilities at time of closing. Following the Share Exchange, we changed our name from Emazing Interactive, Inc. to ChinaNet Online Holdings, Inc. Our financial statements have been prepared as if China Net BVI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

●	Critical accounting policies and management estimates

Our unaudited interim consolidated financial statements include the accounts of our company, and its subsidiaries and Variable Interest Entities (“VIEs”). All transactions and balances between us, our subsidiaries and VIEs have been eliminated upon consolidation.  We prepared our interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. We prepare our financial statements in conformity with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

Foreign currency translation

Our functional currency is United States dollars (“US$”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”).  The functional currency of our PRC operating entities is the Renminbi (“RMB’), and PRC is the primary economic environment in which our businesses operate.

For financial reporting purposes, the financial statements of our PRC operating entities, which are prepared using the RMB, are translated into our reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

Revenue recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). In accordance with SAB 104, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Advertising Revenue

Advertising revenues include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in EITF abstract issue no 99-17.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, our company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, our company considers the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon our credit assessments of customers prior to entering into contracts, we determine if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

Taxation

1.	Income tax

We follow the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. We had no deferred tax assets and liabilities recognized for the six months ended June 30, 2009 and 2008, and for the year ended December 31, 2008.

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the six month ended June 30, 2009 and 2008, and for the year ended December 31, 2008, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i) We are incorporated in the State of Nevada.  Under the current law of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as have assessable profits for the six month ended June 30, 2009.

ii) China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii) China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as China Net HK has no assessable profits for the six month ended June 30, 2009. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv) Our PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years, which subjects to an application filing by the Company. Rise King WFOE had a cumulative operating loss for the year ended December 31, 2008. Rise King will file the application for an income tax exemption, if it achieves an operating profit for the year ended December 31, 2009.

•
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005.  In March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. The New EIT applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises. On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online has not obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT as of June 30, 2009.  Accordingly, Business Opportunity Online accounted for its current income tax using a tax rate of 25% for the six months ended June 30, 2009 and 2008, and the year ended December 31, 2008.  If Business Opportunity Online is able to re-qualify as a “High and New Technology Enterprise”, it will be entitled to the preferential tax rate of 15%.  Business Opportunity Online will file the application for tax refund to the tax authorities for the fiscal year 2009 after it obtains the approval for its High and New Technology Enterprise qualification.

•	The applicable income tax rate for CNET Online Beijing was 25% for the six months ended June 30, 2009 and 2008, and the year ended December 31, 2008.

•
The New EIT also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous enterprise income tax law and rules.  A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate.  Rise King WFOE is owned by an intermediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to this intermediate holding company.

2.	Business tax and relevant surcharges

Revenue generated from our advertisement services are subject to 5.5% business tax and 3% cultural industry development surcharge of the gross service income.  Revenue generated from our TV advertisement segment is subject to 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue generated from our internet technical support services is subjected to 5.5% business tax.  Business tax charged was included in cost of sales.

Share-based Compensation

We account for stock-based compensation arrangements using the fair value method in accordance with the provisions of the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard (“APB”) Opinion No. 25 (Accounting for Stock Issued to Employees). SFAS 123R requires that the fair value of share awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of operations and comprehensive income over the service period.

We periodically issue common stock for acquisitions and services rendered.  Common stock issued in these circumstances is valued at the estimated fair market value, as determined by the management and board of directors.  Our management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

Reverse merger and common stock (restatement of the stockholders’ equity)

Pursuant to SEC Manual Item 2.6.5.4 Reverse acquisitions, which requires that “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.”

Pursuant to the terms of Share Exchange Agreement, the China Net BVI shareholders transferred to us all of the China Net BVI shares in exchange for the issuance of 13,790,800 shares of our common stock. Accordingly, we reclassified our common stock and additional paid-in-capital accounts for the year ended December 31, 2008 accordingly.

A.	RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except percentages, in thousands of US dollars.

	For the six months		For the three months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$19,178	$6,703	$9,381	$5,241
Cost of sales	11,889	4,988	5,611	3,643
Gross margin	7,289	1,715	3,770	1,598

Operating expenses
Selling expenses	2,629	582	1,166	388
General and administrative expenses	916	356	568	220
Research and development expenses	214	64	164	34
	3,759	1,002	1,898	642
Income from operations	3,530	713	1,872	956

Other income (expenses):
Interest income	5	2	2	1
Other income	6	-	2	-
Other expenses	-	(15)	-	(15)
	11	(13)	4	(14)
Income before income tax expense	3,541	700	1,876	942
Income tax expense	957	233	571	202

Net income	2,584	467	1,305	740

Other comprehensive income
Foreign currency translation gain	6	40	-	14
Comprehensive income	2,590	507	1,305	754
Earnings (loss) per share
Earnings per common stock
Basic and diluted	$0.19	$0.03	$0.09	$0.05

Weighted average number of common shares outstanding:
Basic and diluted shares	13,845,593	13,790,800	13,899,784	13,790,800

REVENUE

The following tables set forth a breakdown of our total revenue, divided into four segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	For the six months ended June 30,
	2009		2008
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	7,871	41.04%	4,370	65.19%
TV advertisement	10,486	54.68%	1,687	25.17%
Internet Ad. resources resell	802	4.18%	646	9.64%
Bank kiosks	19	0.10%	-	-
Total	19,178	100%	6,703	100%

Revenue type	For the three months ended June 30,
	2009		2008
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	4,187	44.63%	2,874	54.84%
TV advertisement	4,744	50.57%	1,712	32.66%
Internet Ad. resources resell	431	4.60%	655	12.50%
Bank kiosks	19	0.20%	-	-
Total	9,381	100%	5,241	100%

Revenue type	For the six months ended June 30,
	2009		2008
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	7,871	100%	4,370	100%
--From unrelated parties	7,031	89%	4,150	95%
--From related parties	840	11%	220	5%
TV advertisement	10,486	100%	1,687	100%
--From unrelated parties	9,863	94%	1,517	90%
--From related parties	623	6%	170	10%
Internet Ad. resources resell	802	100%	646	100%
--From unrelated parties	802	100%	646	100%
--From related parties	-	-	-	-
Bank kiosks	19	100%	-	-
--From unrelated parties	19	100%	-	-
--From related parties	-	-	-	-
Total	19,178	100%	6,703	100%
--From unrelated parties	17,715	92%	6,313	94%
--From related parties	1,463	8%	390	6%

Revenue type	For the three months ended June 30,
	2009 (Unaudited)		2008 (Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	4,187	100%	2,874	100%
--From unrelated parties	3,596	86%	2,654	92%
--From related parties	591	14%	220	8%
TV advertisement	4,744	100%	1,712	100%
--From unrelated parties	4,366	92%	1,542	90%
--From related parties	378	8%	170	10%
Internet Ad. resources resell	431	100%	655	100%
--From unrelated parties	431	100%	655	100%
--From related parties	-	-	-	-
Bank kiosks	19	100%	-	-
--From unrelated parties	19	100%	-	-
--From related parties	-	-	-	-
Total	9,381	100%	5,241	100%
--From unrelated parties	8,412	90%	4,851	93%
--From related parties	969	10%	390	7%

Total Revenues: Our total revenues increased significantly to US$ 19.2 million for the six months ended June 30, 2009 from US$ 6.7 million for the same period of 2008. For the second quarter of 2009, our total revenues also increased significantly to US$ 9.4 million from US$ 5.2 million for the same period of 2008.

    We derive the majority of our advertising service revenues from the sale of advertising space and provision of the related technical support on our portal website www.28.com; and from the sale of advertising time purchased from different TV stations to unrelated third parties and to some of our related parties. We report our advertising revenue between related and unrelated parties because historically about 5%-10% of our advertising service revenues came from clients related to some of our shareholders of our PRC operating entities. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis. We expect that our internet advertising service revenue and TV advertising service revenue will continue to be the primary source and constitute the substantial majority of our revenues for the foreseeable future.

    Our advertising service revenues are recorded net of any sales discounts. These discounts include volume discounts and other customary incentives offered to our advertising clients, including additional advertising time for their advertisements if we have unused places available in our website and represent the difference between our official list price and the amount we charge our advertising clients.

    We typically sign advertising contracts with our advertising clients that require us to place the advertisements on our portal website for specified places and specified periods; or place the advertisements during our purchased advisement time in specific TV programs for specified periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients.

•
We achieved a significant increase (about 80%) in internet advertising revenues to US$ 7.9 million for the six months ended June 30, 2009 from US$ 4.4 million for the same period of 2008.  This is primarily as a result of (1) the successful brand building effort for www.28.com we made in 2007 and 2008 both on TV and in other well-known portal websites in China; (2) more mature client service technologies; and (3) a more experienced sale team.

•
We also achieved a significant revenue increase (about 522%) in TV advertising, a business that we started in May 2008, to US$ 10 million for the six months ended June 30, 2009 from US$ 1.7 million for the same period in 2008.  We generated this US$ 10 million of TV advertising revenue by selling about 14,000 minutes of advertising time we purchased from about ten provincial TV stations.

•
Our resale of internet advertising resources is also a segment that we launched in May 2008. This business is mainly comprised of our resale of a portion of the internet resources that we purchase from other portal websites to our existing internet advertising clients, in order to promote our existing clients’ businesses through sponsored search, search engine traffic generation techniques and portal resources of other well-known portal websites.  We achieved US$ 0.8 million of this revenue for the six months ended June 30, 2009 from US$ 0.6 million for the same period of 2008. We do not consider this segment to be a core business and revenue source, because it does not promote the www.28.com brand and generates low to even negative margin due to the high purchase cost of internet resources from other well-known portal websites.

•
As of June 30, 2009, the bank kiosks advertising business is still in the test-run stage.  We will spend more resources to expand the bank kiosks advertising business in the second half year of 2009 through further client and central control system development.

Cost of revenues

     Our cost of revenues consists of costs directly related to the offering of our advertising services.  The following table sets forth our cost of revenues, divided into four segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	For the six months ended June 30,
	2009			2008
	(Unaudited)			(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	7,871	2,111	73%	4,370	2,186	50%
TV advertisement	10,486	8,986	14%	1,687	1,434	15%
Internet Ad. resources resell	802	775	3%	646	1,368	(112%)
Bank kiosk	19	1	95%	-	-	-
Others	-	16	N/A	-	-	-
Total	19,178	11,889	38%	6,703	4,988	26%

	For the three months ended June 30,
	2009			2008
	(Unaudited)			(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	4,187	1,253	70%	2,874	799	72%
TV advertisement	4,744	3,945	17%	1,712	1,456	15%
Internet Ad. resources resell	431	411	5%	655	1,388	(112%)
Bank kiosk	19	1	95%	-	-	N/A
Others	-	1	N/A	-	-	N/A
Total	9,381	5,611	40%	5,241	3,643	30%

Cost of revenues: Our total cost of revenues increased significantly to US$ 12 million for the six months ended June 30, 2009 from US$ 5 million for the same period of 2008.  For the second quarter of 2009, our total cost of revenues also increased significantly to US$ 5.6 million from US$ 3.6 million for the same period of 2008.  These increases in costs were in line with the significant increase of our total revenues for the above periods.

Our cost of revenues related to the offering of our advertising services mainly consists of internet resources purchased from other portal websites, technical services related to lead generation, sponsored search resources purchased, TV advertisement time costs purchased from TV stations, and business taxes and surcharges.

•
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, Tengxun (QQ), Google, 163.com, Sina and Sohu, to help our internet advertisement clients to get better exposure and to generate more visits from their advertisements placed on our portal website.  We accomplish these objectives though sponsored search, advanced tracking, advanced traffic generation technologies, and search engine optimization technologies in connection with the well-known portal websites indicated above. Our internet resources cost for internet advertising revenue was US$ 2.1 million and US$ 2.2 million for the six months ended 2009 and 2008, respectively, and US$ 1.3 million and US$ 0.8 million for the three months ended June 30, 2009 and 2008, respectively. Our average gross profit ratio for internet advertising services is about from 70%-80%.  We had a relatively lower gross profit ratio, 50%, for the six months ended June 30, 2008, mainly as a result of the fact that we had not yet generated a stable client base at that time.  With relatively limited revenue generated, the cost spent in the first six months of 2008 was not yet offset by an internet advertising business that had achieved the economy of scale that we had in the first six months of 2009.

•
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from about ten different provincial TV stations and resell it to our TV advertisement clients through infomercials produced by us. Our TV advertisement time cost was US$ 9 million and US$ 1.5 million for the six months ended 2009 and 2008, respectively, and US$ 3.9 million and US$ 1.5 million for the three months ended June 30, 2009 and 2008, respectively, which were in line with the increase of our TV advertising revenue for the above mentioned periods. Our average gross profit ratio for TV advertising business is about 15%.

•
Our resale of internet advertising resources is also a segment that we launched in May 2008.   We purchase advertising resources from other portal websites (such as Sina, Sohu, Baidu, 163, and Google, etc.) in large volumes, allowing us to enjoy a more favorable discount on rates. We normally purchase these internet resources for providing value-added services to our internet advertising clients on our own portal website www.28.com. However, besides placing advertisements on www.28.com, some of our advertising clients also want to use other direct channels for their promotions, so they purchase internet resources from us because, through us, they have access to lower rates as compared with market price. The gross profit ratio for this business is relatively low (about 3%-5%) compared with our other segments.  In 2008, with less experience in running an internet advertising business on www.28.com, we over purchased internet resources and could not use the resources to generate sufficient revenue to cover our costs due to our lack of a stable client base at that time. That is the main reason for the negative gross margin we had in this business sector for the six months ended June 30, 2008.  However, this situation improved significantly in the second half year of 2008, because we successfully increased our client base at that time, and brought more revenue into this business sector accordingly.

Gross Profit

As a result of the foregoing, our gross profit was US$ 7.3 million for the six months ended June 30, 2009 compared to US$ 1.7 million for the same period of 2008, and US$ 3.8 million and US$ 1.6 million for the three months ended June 30, 2009 and 2008, respectively.  According to our past experience, our comprehensive gross margin for the four segments of our business is about 35%-40%.

Operating Expenses and Net Income

     Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	For the six months ended June 30,
	2009		2008
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	19,178	100%	6,703	100%
Gross Profit	7,289	38%	1,715	26%
Selling expenses	2,629	14%	582	9%
General and administrative expenses	916	5%	356	5%
Research and development expenses	214	1%	64	1%
Total operating expenses	3,759	20%	1,002	15%

	For the three months ended June 30,
	2009 (Unaudited)		2008 (Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	9,381	100%	5,241	100%
Gross Profit	3,770	40%	1,598	30%
Selling expenses	1,166	12%	388	7%
General and administrative expenses	568	6%	220	4%
Research and development expenses	164	2%	34	1%
Total operating expenses	1,898	20%	642	12%

Operating Expenses:  Our operating expenses increased significantly to US$ 3.8 million for the six months ended June 30, 2009 from US$ 1 million for the same period of 2008, and increased to US$ 1.9 million for the three months ended June 30, 2009 from US$ 0.6 million for the same period of 2008.

•
Selling expenses: Selling expenses increased to US$ 2.6 million for the six months ended June 30, 2009 from US$ 0.6 million for the same period of 2008, and increased to US$ 1.2 million for the three months ended June 30, 2009 from US$ 0.4 million for the same period of 2008. The increase of our selling expenses were mainly due to (1) increase of brand development expense for www.28.com; (2) increase of staff performance bonus due to increase of our revenue; (3) increase of travelling expenses and other marketing expense due to expansion of our revenue; and (4) increase of staff salary and benefit due to expansion of our sales force.

Our selling expenses primarily consist of brand development advertising expenses we pay to TV stations for the television promotion of www.28.com, other advertising and promotional expenses, staff salaries, benefit and performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses.  Among the selling expenses, our website brand development expenses on television accounted for 70%-80% of the total selling expenses for each of three and six month periods in 2008 and 2009.  As we continue to expand our client base, we will increase our sales force accordingly, which will result in an increase in selling expenses. In general, we expect selling expenses to remain relatively stable as a percentage of total revenues.

•
General and administrative expenses: general and administrative expenses increased to US$ 0.9 million for the six months ended June 30, 2009 from US$ 0.4 million for the same period of 2008, and increased to US$ 0.6 million for the three months ended June 30, 2009 from US$ 0.2 million for the same period of 2008.  The increase in our general and administrative expenses was mainly due to (1) the increase in staff salaries and benefits due to expansion of the business; (2) the increase in office expenses, entertainment expenses, and travel expenses due to expansion of the business; (3) the increase in professional services charges related to reverse merger transaction, and (4) the increase in share-based compensation expenses recognized for of the issuance of our common stock in exchange for  professional services.  We recognized an aggregate of US$ 150,000 in compensation expenses in the second quarter of 2009 for our issuance of common stock to Tripoint Capital Advisors, LLC and Richever Limited for the professional services provided by them or their affiliates. We have US$ 18,000 in the aggregate of unrecognized share-based compensation expenses relating to our issuance of common stock to our investor relations service provider, J&M Group, LLC, that is subject to vesting provisions.  This compensation cost will be expensed as the common stock vests.

Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. We expect that our general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs in connection with the expansion of our business and incur increased professional services costs in connection with disclosure requirements under applicable securities laws, and our efforts to continuing to improve our internal control systems  in-line with the expansion of our business.

•
Research and development expenses: Research and development expenses increased to US$ 0.2 million for the six months ended June 30, 2009 from US$ 0.06 million for the same period of 2008. This change was mainly due to the increase of development cost to our client services based internet technology in 2008.

Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. We expect that our research and development expenses will increase in future period as we will expand and optimize our portal website and upgrade our advertising management software.

Operating Profit (Loss): As a result of the foregoing, our operating profit increased significantly to US$ 3.5 million for the six months ended June 30, 2009 from US$ 0.7 million for the same period of 2008, and increased to US$ 1.9 million for the three months ended June 30, 2009 from US$ 0.9 million for the same period of 2008.

Interest Income: Our interest income increased to US$ 0.005 million for the six months ended June 30, 2009 from US$ 0.002 million for the same period of 2008, primarily as a result of higher cash and cash equivalent balances generated from our operating and financing activities.

Other Income and Other Expenses: Other income and other expenses represent miscellaneous non-operating related income and expenses occurred.

Income Taxes: We recognized an income tax expense of US$ 0.96 million for the six months ended June 30, 2009 as compared to US$ 0.2 million for the same period of 2008.

Net Income: As a result of the foregoing, our net income amounted to US$ 2.6 million for the six months ended June 30, 2009 as compared to US$ 0.5 million for the same period of 2008. And we achieved a net income of US$ 1.3 million for the three months ended June 30, 2009 as compared to US$ 0.7 million for the same period of 2008.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.   As of June 30, 2009, we had cash and cash equivalents of US$ 3.5 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include advanced payment for advertising time purchase from TV station and for internet resources providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consists of the investments in computers and other office equipments. To date, we have financed our liquidity need primarily through proceeds from our operating activities.

The following table provides detailed information about our net cash flow for the periods indicated

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	Amount in thousands of US dollars

Net cash provided by operating activities	2,711	513
Net cash used in investing activities	(101)	(26)
Net cash provided by (used in) financing actives	(1,794)	1,357
Effect of foreign currency exchange rate changes on cash	7	73
Net increase in cash and cash equivalents	823	1,917

Net cash provided by operating activates: Our net cash provided by operating activities increased to US$ 2.7 million for the six months ended June 30, 2009 from US$ 0.5 million for the same period of 2008. This is mainly resulting from the increase in our net profit.

Net cash used in investing activities: Our net cash used in investing activities increased to US$ 0.1 million for the six months ended June 30, 2009 from US$ 0.03 million for the same period of 2008. This is because, during 2009, our company purchased more computers and office equipment as a result of the increase in our staff.

Net cash provided by (used in) financing activities: Our net cash used in financing activities increased to US$ 1.8 million for the six months ended June 30, 2009 compared with a net cash provided in financing activities amounting US$ 1.4 million for the same period of 2008.  Our net cash used in financing activities for the six months ended June 30, 2009 was mainly a repayment of the short-term loan we borrowed from third parties in 2008 which amounted to US$ 1.2 million.  We also used US$ 0.3 million to cancel and retire 4,400,000 shares of our common stock immediately prior to the reverse merger transaction. Net cash provided in financing activities for the six months ended June 30, 2008 was mainly from short-term loan we borrowed from third parties in that period.

C.	Off-Balance Sheet Arrangements

On July 1, 2009, we engaged Hayden Communications International, Inc. (“HC”) to provide investor relations services. The initial term of the agreement is for one year.   As additional compensation, we agreed to issue HC 80,000 shares of our common stock which would vest in increments of 10,000 shares every 30 days. We will recognize an aggregate share-based compensation expense for this arrangement equal to US$ 140,000. The cost of the shares of common stock issued to HC will be expensed as they vest.

D.	Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of June 30, 2009:

	Rental payments	Server hosting and board-band lease payments	Internet resources and TV advertisement purchase payments	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Six months ended December 31,
-2009	65	85	5,808	5,958
Year ended December 31,
-2010	260	-	1,702	1,962
-2011	260	-	1,459	1,719
Total	585	85	8,969	9,639

Our company did not have any significant capital commitment as of June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The functional currency of our Company is United States dollars (“US$”), and the functional currency of our Hong Kong subsidiary, China Net HK, is Hong Kong dollars (“HK$”).  The functional currency of our Company’s PRC Operating Entities is the Renminbi, and PRC is the primary economic environment in which we operate. The value of stockholders’ investment in our stock will be affected by the foreign exchange rate between US$, HK$ and RMB. To the extent we hold assets denominated in U.S. dollars any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of stockholders’ investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the foreign exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company’s business in recent years.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in RMB, as are expenses. The value of the RMB-to-US$ and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including US$, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to US$ had generally been stable and the RMB had appreciated slightly against the US$. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the US$. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the US$. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

•
The Company’s business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company’s business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

•
All of the Company’s revenue is derived from China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

•	If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on the normal operations of the Company.

Seasonality and Quarterly Fluctuations

Our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March has a lower number of sales reflected by our business due to the New Year holidays in China occurring during that period.  This is traditionally a period where business activities are suspended for many people as they begin to prepare for the most important Chinese festival for the year.  In addition, during the third quarter from July to August our business sees reduced revenues due to the fact that many Chinese workers and families  take their annual summer leaves.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2009, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net”), (ii) China Net’s shareholders who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net (the “China Net Shares”) and (iii) G. Edward Hancock, the then principal stockholder of the Company. Pursuant to the terms of the Exchange Agreement, the China Net’s shareholders transferred to the Company 10,000 shares of China Net, representing all of the China Net Shares in exchange for the issuance of 13,790,800 shares of the Company’s common stock (the “Share Exchange”).  As a result of the Share Exchange, China Net became our wholly-owned subsidiary and we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing advertising, marketing and communication services to small and medium companies in China.  We relied on the status of the China Net Shareholders as either accredited investors (as defined under Regulation D under Securities Act of 1933, as amended (the “Securities Act ”)) or as non-US persons (as defined under Regulation S under Securities Act), in connection with an exemption from Securities Act registration.  For a complete discussion of the Share Exchange please refer to the disclosures in the Company’s Current Report on Form 8-K dated June 26, 2009, as filed with the SEC on July 2, 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINANET ONLINE HOLDINGS, INC.

Date: August 14, 2009	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).