Form 10-Q
period 2009-09-30
ChinaNet Online Holdings, Inc.
filed 2009-11-16
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-52672

ChinaNet Online Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 12, 2009 the registrant had 15,774,300 shares of common stock outstanding.

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2009	December 31, 2008
	(US $)	(US $)
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$13,900	$2,679
Accounts receivable	2,426	978
Other receivables	896	-
Prepayment and deposit to suppliers	4,073	4,072
Due from related parties	263	109
Due from directors	3	-
Due from Control Group (see note 8)	13	243
Inventories	3	1
Other current assets	11	46
Total current assets	21,588	8,128

Property and equipment, net	838	678
Other long-term assets	45	7
	$22,471	$8,813

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$154	$37
Advances from customers	972	608
Other payables	41	1,333
Accrued payroll and other accruals	200	66
Due to related parties	20	346
Due to Control Group	954	1,149
Due to director	-	10
Taxes payable	3,026	1,746
Total current liabilities	5,367	5,295

Long-term liabilities:
Long-term borrowing from director	128	128
Warrant liabilities (see note 15)	6,428	-

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	September 30,	December 31,
	2009	2008
	(US $)	(US $)
	(Unaudited)	(Audited)

Stockholders’ equity:
Series A convertible preferred stock, US$0.001 par value; authorized-8,000,000 shares; issued and outstanding-4,121,600 and nil shares at September 30, 2009 and December 31, 2008 respectively (Liquidation preference: $10,304)	4	-
Common stock (US$0.001 par value; authorized-50,000,000 shares; issued and outstanding-15,774,300 shares and 13,790,800 shares at September 30, 2009 and December 31, 2008 respectively)	16	14
Additional paid-in capital	10,404	599
Appropriated retained earnings	304	304
(Accumulated deficit)/unappropriated retained earnings	(296)	2,370
Accumulated other comprehensive income	116	103
Total stockholders’ equity	10,548	3,390

	$22,471	$8,813

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$27,305	$13,314	$8,126	$6,679
Cost of sales	15,918	8,663	4,029	3,700
Gross margin	11,387	4,651	4,097	2,979

Operating expenses
Selling expenses	3,253	1,103	624	525
General and administrative expenses	1,530	588	614	233
Research and development expenses	347	92	133	28
	5,130	1,783	1,371	786

Income from operations	6,257	2,868	2,726	2,193

Other income (expenses):
Changes in fair value of warrants (see note 15)	(1,289)	-	(1,289)	-
Interest income	9	5	4	3
Other income	8	-	2	-
Other expenses	(100)	(15)	(99)	-
	(1,372)	(10)	(1,382)	3
Income before income tax expense	4,885	2,858	1,344	2,196
Income tax expense	1,653	804	696	581
Net income	3,232	2,054	648	1,615

Other comprehensive income
Foreign currency translation gain	13	71	8	2
Comprehensive income	$3,245	$2,125	$656	$1,617

Net income	$3,232	$2,054	$648	$1,615

Beneficial conversion feature of Series A convertible preferred stock	(5,898)	-	(5,898)	-

Net income (loss) attributable to common shareholders	$(2,666)	$2,054	$(5,250)	$1,615

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Earnings /(loss) per share
Earnings (loss) per common share
Basic and diluted	$(0.18)	$0.15	$(0.33)	$0.12

Weighted average number of common shares outstanding:
Basic and diluted	14,495,560	13,790,800	15,774,300	13,790,800

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2009	2008
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$3,232	$2,054
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	134	36
Disposal of fixed assets	19	-
Share-based compensation expenses (see note 25)	190	-
Changes in fair value of warrants (see note 15)	1,289	-
Changes in operating assets and liabilities
Accounts receivable	(1,445)	(550)
Other receivables	(166)	(88)
Prepayment and deposit to suppliers	9	(1,718)
Due from related parties	(154)	(88)
Due from/to Control Group	33	737
Other current assets	33	(47)
Accounts payable	117	(182)
Advances from customers	361	273
Accrued payroll and other accruals	134	8
Due to related parties	(327)	200
Taxes payable	1,275	706
Net cash provided by operating activities	4,734	1,341

Cash flows from investing activities
Purchases of vehicles and office equipment	(310)	(136)
Purchases of Intangible and other long-term assets	(38)	(6)
Net cash used in investing activities	(348)	(142)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	For the nine months ended September 30,
	2009	2008
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Increase of long-term borrowing from director	-	125
Decrease of short-term loan to third parties	(730)	-
Increase/(decrease) in due to director	(13)	536
Increase/(decrease) in other payables	(1,294)	836
Cancellation and retirement of common stock (see note 17)	(300)	-
Proceeds from issuance of Series A convertible preferred stock and warrants (net of issuance cost of US$ 1,142)	9,162	-
Net cash provided by financing activities	6,825	1,497

Effect of exchange rate fluctuation on cash and cash equivalents	10	78

Net increase in cash and cash equivalents	11,221	2,774

Cash and cash equivalents at beginning of year	2,679	317
Cash and cash equivalents at end of year	$13,900	$3,091

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$900	$161

See notes to the consolidated financial statements

1.	Organization and principal activities

ChinaNet Online Holdings, Inc. (formerly known as Emazing Interactive, Inc.) (the “Company”), was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of the Company’s incorporation until June 26, 2009, when the Company consummated the Share Exchange (as defined below), the Company’s activities were primarily concentrated in web server access and company branding in hosting web based e-games.

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company (“Growgain”), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800  shares (the “Exchange Shares”) of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing and communication services to small and medium companies in China through www.28.com (the portal website of the Company’s PRC Variable Interest Entity), TV media and bank kiosks.

The Company’s wholly owned subsidiary, China Net BVI was incorporated in the British Virgin Islands on August 13, 2007. In April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established and is the parent company of Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the PRC (“Rise King WFOE”). The Company refers to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” Through a series of contractual agreements, the Company operates its business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”). Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively. From time to time, we refer to them collectively as the “PRC Operating Entities.”

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading.

In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in China Net BVI’s audited financial statements on Form 8-K for the fiscal year ended December 31, 2008. The results of operations for the interim periods presented are not indicative of the operating results to be expected for the Company’s fiscal year ending December 31, 2009.

b)	FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third-quarter 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Company are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

c)	Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

d)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of September 30, 2009, final amounts may differ from these estimates.

e)	Foreign currency translation

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating entities is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating entities, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar (“US$”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

f)	Cash and cash equivalents

The Company received net proceeds of approximately US$9,162,000 in its August 2009 financing for continuing business expansion and development in PRC. The Company’s operations in PRC use RMB as its functional currency. The company is subject to the effects of exchange rate fluctuation with respect to any of these currencies.  Among approximately US$22,471,000 total assets of the Company, cash and cash equivalents increased to approximately US$ 13,900,000 as of September 30, 2009.

g)	Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (Accounting Standards Codification ™ (“ASC”) Topic 605). In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales

Sales include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in EITF abstract issue No. 99-17 (“ASC Topic 605, subtopic 20”).  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

h)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

i)	Advertising costs

Advertising costs are expensed when incurred and are included in “selling expenses” in the statement of income and comprehensive income. For the nine months ended September 30, 2009 and 2008, advertising expenses were approximately US$2,330,000 and US$697,000, respectively.

j)	Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. The Company had no deferred tax assets and liabilities recognized for the nine months ended September 30, 2009 and 2008, and for the year ended December 31, 2008.

k)	Uncertain tax positions

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ASC Topic 740”). ASC Topic 740 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the nine month ended September 30, 2009 and 2008, and for the year ended December 31, 2008, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

l)	Share-based Compensation

The Company accounts for stock-based compensation arrangements using the fair value method in accordance with the provisions of the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) (“ASC Topic 718”). ASC Topic 718 is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard (“APB”) Opinion No. 25 (Accounting for Stock Issued to Employees). ASC Topic 718 requires that the fair value of share awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of income and comprehensive income over the service period.

The Company periodically issue common stock for acquisitions and services rendered.  Common stock issued in these circumstances is valued at the estimated fair market value.

m)	Earnings / (loss) per share

Earnings / (loss) per share are calculated in accordance with SFAS No. 128, “Earnings Per Share” (“ASC Topic 260”). Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares issuable upon the conversion of the convertible preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis when the impact is dilutive. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

3.	Cash and cash equivalents

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Cash	703	131
Deposits with short-term maturities	13,197	2,548
	13,900	2,679

4.	Accounts receivable

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Accounts receivable	2,426	978

All of the accounts receivable are non-interest bearing.  Based on the Company’s assessment of collectability, there has been no allowance for doubtful accounts required in the nine months ended September 30, 2009 and the year ended December 31, 2008.

5.	Other receivables

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Short-term loan to third parties	730	-
Staff advances	166	-
	896	-

The short-term loan to third parties is non-interest bearing and will be collected by the end 2009.

6.	Prepayment and deposit to suppliers

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Contract execution guarantee to TV advertisement and internet resources providers	3,320	2,268
Prepayments to TV advertisement and internet resources providers	676	1,784
Other deposits and prepayments	77	20
	4,073	4,072

Contract execution guarantee to TV advertisement and internet resources providers are paid as a contractual deposit to the Company’s service providers.  These amounts will be used to offset the service fee needs to be paid to the service providers in the last month of each contract period.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amount in advance.  These prepayments will be transferred to cost of sales when the related services are provided.

Therefore, management believes that there will not be any collectability issue about these deposits and prepayments, and no allowance for doubtful accounts is required.

7.	Due from related parties

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	114	49
Beijing Zujianwu Technology Co., Ltd.	14	15
Beijing Xiyue Technology Co., Ltd.	-	7
Beijing Fengshangyinli Technology Co., Ltd	-	15
Beijing Telijie Century Environmental Technology Co., Ltd.	25	-
Soyilianmei Advertising Co., Ltd.	110	23
	263	109

These related parties are directly or indirectly owned by the Control Group (see note 8). The Company provided advertising services to these parties. Due from these parties were outstanding payments for advertising services provided.

8.	Due from Control Group

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Due from Control Group	13	243

Mr. Handong Cheng, Mr. Xuanfu, Liu and Ms. Li Sun, the owners of the Company’s PRC VIEs, Business Opportunities Online, and Beijing CNET Online before the Offshore Restructuring, are collectively referred to as the “Control Group”.

Due from Control Group were short-term, non-interest bearing loan borrowed by the Control Group individuals.

9.	Property and equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Vehicles	262	90
Office equipment	397	286
Electronic devices	438	437
Total property and equipment	1,097	813
Less: accumulated depreciation	259	135
Total property and equipment, net	838	678

10.	Other payables

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Due to third parties	-	1,255
Others	41	78
	41	1,333

Due to third parties as of December 31, 2008 represents non-interest bearing, working capital loans borrowed by the Company from third parties, which were repaid as of September 30, 2009.

11.	Due to related parties

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Beijing Rongde Information Technology Co., Ltd.	-	292
Beijing Saimeiwei Food Equipments Technology Co., Ltd	16	54
Beijing Telijie Century Environmental Technology Co., Ltd.	4	-
	20	346

The related parties listed above are directly or indirectly owned by the Control Group and the Company provided advertising services to them. The advance payments listed above were received from these parties for advertising services that will be provided in the future.

12.	Due to Control Group

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Due to Control Group	954	1,149

Due to Control Group were amounts paid by Control Group individuals on behalf of the Company which mainly included staff salary, performance bonus and cost of resources purchased.

13.	Taxation

1)	Income tax

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  The Company become a holding company after the Share Exchange and does not conduct any substantial operations of its own. No provision for federal corporate income tax have been made in the financial statements as the Company has no assessable profits for the nine months ended September 30, 2009 or prior periods.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in the financial statements as China Net HK has no assessable profits for the nine months ended September 30, 2009. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years, which subjects to an application filling by the Company.  Rise King WFOE had a cumulative operating loss for the year ended December 31, 2008. Rise King will file the application for an income tax exemption if it achieves an operating profit for the year ended December 31, 2009.

•
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005.  In March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. The New EIT applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises. On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online has not obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law as of September 30, 2009.  Accordingly, Business Opportunity Online accounted for its current income tax using a tax rate of 25% for the nine months ended September 30, 2009 and 2008, and year ended December 31, 2008.  If Business Opportunity Online is able to be re-qualified as a “High and New Technology Enterprise”, it will be entitled to the preferential tax rate of 15%.  Business Opportunity Online will file the application for tax refund to the tax authorities for the fiscal year 2009 after it obtains the approval for its High and New Technology Enterprise qualification.

•	The applicable income tax rate for Beijing CNET Online was 25% for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008.

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

3)	Value added tax

As a small-scale value added tax payer, revenue from sales of self-developmented software of Rise King WFOE is subjected to 3% value added tax.

As of September 30, 3009 and December 31, 2008, taxes payable consist of:

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Business tax payable	790	556
Culture industry development surcharge payable	292	4
Value added tax payable	3	-
Enterprise income tax payable	1,889	1,132
Individual income tax payable	52	54
	3,026	1,746

14.	Long-term borrowing from director

	September 30,	December 31,
	2009	2008
	US$(‘000)	US$(‘000)

Long-term borrowing from director	128	128

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the long-term investment in the Company’s wholly-owned subsidiary Rise King WFOE.

15.	Warrant liabilities

On August 21, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company sold units, comprised of 10% Series A Convertible Preferred Stock, par value US$0.001 per share (the “Series A preferred stock”), and two series of warrants, for a purchase price of US$2.50 per unit (the “August 2009 Financing”).  The Company sold 4,121,600 units in the aggregate, which included (i) 4,121,600 shares of Series A preferred stock, (ii) Series A-1 Warrants to purchase 2,060,800 shares of common stock at an exercise price of US$3.00 per share with a three-year term, and (iii) Series A-2 Warrants to purchase 2,060,800 shares of common stock at an exercise price of US$3.75 with a five-year term.  Net proceeds were approximately US$9,162,000, net of issuance costs of approximately US$1,142,000.  TriPoint Global Equities, LLC acted as placement agent and received (i) a placement fee in the amount equal to 8% of the gross proceeds and (ii) warrants to purchase up to 329,728 shares of common stock at an exercise price of US$2.50, 164,864 shares at an exercise price of US$3.00 and 164,864 shares at an exercise price of US$3.75, respectively, with a five-year term (“Placement Agent Warrants” and together with the Series A-1 Warrant and Series A-2 Warrant, the “Warrants”).

The Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common shares. That limitation may be waived by the holders of the Warrants by sending a written notice to the Company not less than 61 days prior to the date that they would like to waive the limitation.

Accounting for warrants

The Company analyzed the Warrants in accordance to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“ASC Topic 815”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”), which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

Fair value of the warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and Series A preferred stock using various pricing models and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.

Allocation of the proceeds at commitment date and re-measurement as of September 30, 2009

As described in Note 16 below, the total proceeds allocated to the Series A-1 Warrants and Series A-2 Warrants were approximately US$4,406,000 as of August 21, 2009, and the re-measured fair value of the warrants as of September 30, 2009 was approximately US$5,503,000.  The changes in fair value of the Series A-1 Warrants and Series A-2 Warrants which are approximately US$1,097,000 were recorded in earnings for the nine and three month period ended September 30, 2009.

Placement Agent Warrants

In accordance with Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering” (“ASC Topic 340 subtopic 10 section S99-1”), “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”  In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”  Accordingly, the Company concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If the Company had not issued the warrants to the placement agent, the Company would have had to pay the same amount of cash as the fair value.  Therefore, the Company deducted the total fair value of the Placement Agent Warrants as of the Commitment Date which was approximately US$733,000 as a deduction of the fair value assigned to the Series A preferred stock.

Since they contain the same terms as the Series A-1 and Series A-2 Warrants, the Placement Agent Warrants are also entitled to the benefits of the “Down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under SFAS 133 (“ASC Topic 815”) with changes in fair value recorded in earnings at each reporting period. As of September 30, 2009, the total fair value of the Placement Agent Warrants were approximately US$925,000, therefore, the changes of the total fair value of the Placement Agent Warrants which were approximately US$192,000 were recorded in earnings for the nine and three month periods ended September 30, 2009.

The following table summarized the above transactions:

	As of September 30, 2009	As of August 21, 2009	Changes in Fair Value
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	2,962	2,236	726
Series A-2 warrant	2,541	2,170	371
Placement Agent Warrants	925	733	192
	6,428	5,139	1,289

16.	Series A Convertible Preferred Shares

Key terms of the Series A preferred stock sold by the Company in the August 2009 financing are summarized as follows:

Dividends

Dividends on the Series A preferred stock shall accrue and be cumulative from and after the issuance date.  For each outstanding share of Series A preferred stock, dividends are payable at the per annum rate of 10% of the Liquidation Preference Amount of the Series A preferred stock.  Dividends are payable quarterly within thirty (30) days following the last Business Day of each August, November, February and May of each year (each, a “Dividend Payment Date”), and continuing until such stock is fully converted. The Company shall have the right, at its sole and exclusive option, to pay all or any portion of each and every quarterly dividend that is payable on each Dividend Payment Date, either (i) in cash, or (ii) by issuing to the holder of Series A preferred stock such number of additional Conversion Shares which, when multiplied by US$2.50 would equal the amount of such quarterly dividend not paid in cash.

Voting Rights

The Series A preferred stock holders are entitled to vote separately as a class on matters affecting the Series A preferred stock and with regard to certain corporate matters set forth in the Series A Certificate of Designation, so long as any shares of the Series A preferred stock remain outstanding. Holders of the Series A preferred stock are not, however, entitled to vote on general matters along with holders of common stock.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (each, a “Liquidation”), the holders of the Series A preferred stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to US$2.50 per share of the Series A preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of Liquidation (collectively, the “Series A Liquidation Preference Amount”) before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of Liquidation, the assets thus distributed among the holders of the Series A shares shall be insufficient to permit the payment to such holders of the full Series A Preference Amount, then the entire assets of the Company legally available for distribution shall be distributed ratably among the holders of the Series A preferred stock.

Conversion Rights

Voluntary Conversion:

At any time on or after the date of the initial issuance of the Series A preferred stock, the holder of any such shares of Series A preferred stock may, at such holder’s option, subject to the limitations described below in “Conversion Restriction”, elect to convert all or portion of the shares of Series A preferred stock held by such person into a number of fully paid and non-assessable shares of common stock equal to the quotient of Liquidation preference amount of the Series A preferred stock divided by the initial conversion price of US$2.5. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents with lower price or without considerations etc, as stimulated in the Certification of Designations.

Mandatory Conversion:

All outstanding shares of the Series A preferred stock shall automatically convert into shares of common stock, subject to the limitations described below in “Conversion Restriction”, at the earlier to occur of (i) twenty-four month anniversary of the Closing Date, and (ii) at such time that the Volume Weighted Average Price of the Company’s common stock is no less than US$5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock of at least 50,000 shares per day.

Conversion Restriction

Holders of the Series A preferred stock may not convert the preferred stock to common shares if the conversion would result in the holder beneficially owning more than 9.99% of the Company’s outstanding shares of common stock. That limitation may be waived by a holder of the Series A preferred stock by sending a written notice to the Company on not less than 61 days prior to the date that they would like to waive the limitation.

Registration Rights Agreement

In connection with the Financing, the Company entered into a registration rights agreement (the “RRA”) with the Investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the SEC to register the shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”), thirty (30) days after the closing of the Financing.  The Company has agreed to use its best efforts to have the Registration Statement declared effective within 150 calendar days after filing, or 180 calendar days after filing in the event the Registration Statement is subject to a “full review” by the SEC.

The Company is required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  The Company will pay liquidated damages of 2% of each holder’s initial investment in the Units sold in the Financing per month, payable in cash, up to a maximum of 10%, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  However, no liquidated damages shall be paid with respect to any securities being registered that the Company are not permitted to include in the Financing Registration Statement due to the SEC’s application of Rule 415.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance to Financial Accounting Standards Board Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“ASC Topic 825 subtopic 20”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“ASC Topic 450”).  The Company concluded that such obligation was not probable to incur based on the best information and facts available as of September 30, 2009.  Therefore, no contingent obligation related to the RRA liquidated damages was recognized as of September 30, 2009.

Security Escrow Agreement

The Company entered into a securities escrow agreement with the Investors (the “Escrow Agreement”), pursuant to which Rise King Investment Limited, a British Virgin Islands company (the “Principal Stockholder”), initially placed 2,558,160 shares of Common Stock (the “Escrow Shares”) into an escrow account.  Of the Escrow Shares, 1,279,080 shares (equivalent to 50% of the Escrow Shares) are being held as security for the achievement of audited net income equal to or greater than $7.7 million for the fiscal year 2009 (the “2009 Performance Threshold”) and the remaining 1,279,080 of the Escrow Shares are being held as security for the achievement of audited net income equal to or greater than $14 million for the fiscal year 2010 (the “2010 Performance Threshold”).

If the Company achieves at least 95% of the applicable Performance Threshold, all of the Escrow Shares for the corresponding fiscal year shall be returned to the Principal Stockholder. If the Company achieves less than 95% of the applicable Performance Threshold, the Investors shall receive in the aggregate, on a pro rata basis (based upon the number of shares of Series A preferred stock or conversion shares owned by each such Investor as of the date of distribution of the Escrow Shares), 63,954 shares of the Escrow Shares for each percentage by which the applicable Performance Threshold was not achieved up to the total number of Escrow Shares for the applicable fiscal year.  Any Escrow Shares not delivered to any investor because such investor no longer holds shares of Series A preferred stock or conversion shares shall be returned to the Principal Stockholder.

For the purposes of the Escrow Agreement, net income is defined in accordance with US GAAP and reported by the Company in its audited financial statements for each of the fiscal years ended 2009 and 2010; provided, however, that net income for each of fiscal years ended 2009 and 2010 shall be increased by any non-cash charges incurred (i) as a result of the Financing , including without limitation, as a result of the issuance and/or conversion of the Series A preferred stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the investors, as applicable, pursuant to the terms of the Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to Messrs. Handong Cheng and Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders”), upon the exercise of options granted to the PRC Shareholders by the Principal Stockholder, (iv) as a result of the issuance of warrants to any placement agent and its designees in connection with the Financing, (v) the exercise of any warrants to purchase common stock outstanding and (vi) the issuance under any performance based equity incentive plan that the Company adopts.

Fair Value of the Series A preferred stock:

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and Series A preferred stock using various pricing models and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.

Accounting for the Series A preferred stock

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  The Company concluded that the embedded conversion feature of the Series A preferred stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

Allocation of the proceeds at commitment date and calculation of beneficial conversion feature

The following table summarized the allocation of proceeds to the Series A preferred stock and the Warrants:

	Gross proceeds Allocated	Number of Instruments	Allocated value per instrument
	US$ (‘000)		US$

Series A-1 Warrant	2,236	2,060,800	1.08
Series A-2 Warrant	2,170	2,060,800	1.05
Series A preferred stock	5,898	4,121,600	1.43
Total	10,304

In accordance to the schedule above, the unit price is: [1.08*50%+1.05*50%+1.43] = US$2.50 per unit.

The Company then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  The Company concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance to ASC Topic 470, subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock.  Accordingly, the total proceeds allocated to Series A preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to the Company’s common stock at any time on or after the initial issue date, all discount was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders.

According to Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering” (“ASC Topic 340 subtopic 10 section S99-1”), “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.  Accordingly, the Company deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock.

The movement of balance of the Series A preferred stock presented on the consolidated balance sheet is as follows:

	Par Value	Additional paid in capital
	US$ (‘000)	US$ (‘000)

Series A preferred stock-Balance as of July 1, 2009	-	-
Proceeds allocated to Series A preferred stock as of August 21, 2009	4	5,894
Allocation of proceeds to beneficial conversion feature	(4)	(5,894)
Recognize the beneficial conversion feature as deemed dividend	4	5,894
Deduction of issuing cost paid in cash	-	(1,142)
Deduction of fair value of the Placement Agent Warrant	-	(733)
Series A preferred stock-Balance as of September 30, 2009	4	4,019

17.	Reverse merger and common stock (reclassification of stockholders’ equity)

In a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.

Pursuant to the terms of Share Exchange Agreement, the China Net BVI shareholders transferred to the Company all of the China Net BVI shares in exchange for the issuance of 13,790,800 shares of the Company’s common stock. Accordingly, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2008.

Immediately prior to the Share Exchange, 4,400,000 shares of the Company’s outstanding common stock were cancelled and retired.  China Net BVI also deposited $300,000 into an escrow account, which amount was paid to Emazing’s principal stockholder, who owned the 4,400,000 shares as a result of the Share Exchange having been consummated.

18.	Additional paid-in capital

The movement of balance of the Series A preferred stock presented on the consolidated balance sheet is as follows:

Additional paid-in capital
US$(‘000)

Balance as of July 1, 2009	447
Share-based payment	40
Total movement of Series A preferred stock in additional paid-in capital (note 16)	4,019
Allocation of proceeds to beneficial conversion feature	5,898
Series A preferred stock-balance as of September 30, 2009	10,404

19.	Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its PRC operating entities. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC operating entities only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s PRC operating entities.

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

Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC operating entities as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$ 1,035,000 as of September 30, 2009.

20.	Related party transactions

	Nine months ended September 30,
	2009	2008
	US$(‘000)	US$(‘000)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	1,232	187
-Beijing Zujianwu Technology Co., Ltd.	-	33
-Beijing Fengshangyinli Technology Co., Ltd.	72	95
-Soyilianmei Advertising Co., Ltd.	539	247
-Shiji Huigu Technology Investment Co., Ltd	-	1
-Beijing Telijie Cleaning Technology Co., Ltd.	15	53
-Beijing Telijie Century Environmental Technology Co., Ltd.	127	29
-Beijing Rongde Information Technology Co., Ltd.	-	214
	1,985	859

	Three months ended September 30,
	2009	2008
	US$(‘000)	US$(‘000)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	345	107
-Beijing Zujianwu Technology Co., Ltd.	-	11
-Beijing Fengshangyinli Technology Co., Ltd.	11	47
-Soyilianmei Advertising Co., Ltd.	111	122
-Shiji Huigu Technology Investment Co., Ltd	-	-
-Beijing Telijie Cleaning Technology Co., Ltd.	-	21
-Beijing Telijie Century Environmental Technology Co., Ltd.	55	20
-Beijing Rongde Information Technology Co., Ltd.	-	146
	522	474

21.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$ 118,000 and US$ 77,000 for the nine months ended September 30, 2009 and 2008, respectively.

22.	Commitments

The following table sets forth the Company’s contractual obligations as of September 30, 2009:

	Rental payments	Server hosting and board-band lease payments	Internet resources and TV advertisement purchase payments	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)

Three months ended December 31, 2009	-	33	4,483	4,516
Year ended December 31,
-2010	260	-	244	504
-2011	260	-	-	260
Total	520	33	4,727	5,280

23.	Segment reporting

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“ASC Topic 280”), as of September 30, 2009, the Company mainly operated in five principal segments: TV advertising, internet advertising, bank kiosk advertising, internet advertising resources resell and internet information management. Internet information management is a new product and business segment of the Company, which was officially launched in August 2009. It is an intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet. The following tables present summarized information by segments.

	Nine months ended September 30, 2009
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Intersegment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	12,601	14,299	21	1,088	38	713	(1,455)	27,305
Cost of sales	3,396	12,218	2	1,008	2	34	(742)	15,918
Total operating expenses	4,175	485	99	-	-	*992	(621)	5,130
Including: Depreciation and amortization expense	31	36	62	-	-	5	-	134
Operating income(loss)	5,030	1,596	(80)	80	36	(313)	(92)	6,257

Changes in fair value of warrants (See note 15)	-	-	-	-	-	(1,289)	-	(1,289)

Expenditure for long-term assets	169	135	-	-	-	136	(92)	348
Net income (loss)	3,333	1,557	(80)	80	36	(1,602)	(92)	3,232

*Including US$190,000 share-based compensation expenses (See note 25).

	Three months ended September 30, 2009
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Intersegment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	4,730	3,114	1	243	38	421	(421)	8,126
Cost of sales	1,241	2,534	2	232	2	18	-	4,029
Total operating expenses	1,063	177	21	-	-	*439	(329)	1,371
Including: Depreciation and amortization expense	12	12	21	-	-	4	-	49
Operating income(loss)	2,426	403	(22)	11	36	(36)	(92)	2,726

Changes in fair value of warrants (See note 15)	-	-	-	-	-	(1,289)	-	(1,289)

Expenditure for long-term assets	133	118	-	-	-	88	(92)	247
Net income (loss)	1,654	386	(22)	11	36	(1,325)	(92)	648
Total assets at 9/30/2009	10,359	5,985	355	-	-	9,868	(4,096)	22,471

*Including US$40,000 share-based compensation expenses (See note 25).

	Nine months ended September 30, 2008
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Intersegment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	7,317	3,882	-	2,115	-	-	-	13,314
Cost of sales	2,853	3,272	-	2,538	-	-	-	8,663
Total operating expenses	1,139	643	-	-	-	1	-	1,783
Including: Depreciation and amortization expense	15	21	-	-	-	-	-	36
Operating income(loss)	3,325	(33)	-	(423)	-	(1)	-	2,868

Expenditure for long-term assets	29	112	-	-	-	1	-	142
Net income (loss)	2,546	(68)	-	(423)	-	(1)	-	2,054

	Three months ended September 30, 2008
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Intersegment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	2,963	2,223	-	1,493	-	-	-	6,679
Cost of sales	658	1,862	-	1,180	-	-	-	3,700
Total operating expenses	549	236	-	-	-	1	-	786
Including: Depreciation and amortization expense	4	10	-	-	-	-	-	14
Operating income(loss)	1,756	125	-	313	-	(1)	-	2,193

Expenditure for long-term assets	8	111	-	-	-	1	-	120
Net income (loss)	1,214	89	-	313	-	(1)	-	1,615
Total assets at 9/30/2008	5,230	3,159	-	-	-	137	(1,623)	6,903

Due to the exchange rates used to convert RMB to US dollar for the nine months and three months ended September 30, 2009 and 2008 are the respective average exchange rates prevailing during each reporting period which are differ from each other, the converted US dollars amount in the above tables contains exchange rate effects for each reporting period.

24.	Earnings (Loss) per share

Basic and diluted earnings (loss) per share for each of the periods presented are calculated as follows:\

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)
	(Unaudited)		(Unaudited)
	(Amount in thousands except for the number of shares and per share data)		(Amount in thousands except for the number of shares and per share data)
Numerator:
Net income (loss) attributable to common shareholders-basic and diluted	(2,666)	2,054	(5,250)	1,615
Denominator:
Weighted average number of common shares outstanding-basic and diluted	14,495,560	13,790,800	15,774,300	13,790,800

Basic and diluted earnings (loss) per share	$(0.18)	$0.15	$(0.33)	$0.12

All share and per share data have been retroactively adjusted to reflect the recapitalization of the Company after the Share Exchange Agreement.

As of September 30, 2009, a total of 4,121,600 convertible preferred shares and a total of 4,781,056 outstanding warrants have not been included in the calculation of diluted earnings (loss) per share in order to avoid any anti-dilutive effect.

25.	Share-based compensation expenses

On June 26, 2009, the Company issued 300,000 shares of common stock to TriPoint Capital Advisors, LLC, and 300,000 shares of common stock to Richever Limited, respectively, that the Company’s board of directors previously approved for the financial consulting and corporate development services that they provided.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 600,000 shares issued were valued at $0.25 per share, the closing bid of the Company’s common stock on the date of issue.  Therefore, total aggregate value of the transaction that we recognized was US$150,000, which was recorded in general and administrative expenses as share-based compensation expenses.

On June 17, 2009, the Company engaged J and M Group, LLC (“J&M”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue J&M 120,000 shares of the Company’s common stock that vest 10,000 shares every 30 days. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 120,000 shares issued on June 17, 2009 were valued at $0.15 per share, the closing bid of the Company’s common stock on the date of issue.  Therefore, total aggregate number of shares granted to J&M vested as of September 30, 2009 was 30,000 shares.  Total aggregate value of the transaction that the Company recognized in the nine and three months ended September 30, 2009 were US$4,500, which were recorded in general and administrative expenses as share-based compensation expenses. Going forward the cost of these shares will be expensed as they vest.

On July 1, 2009, the Company engaged Hayden Communications International, Inc. (“HC”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue HC 80,000 shares of the Company’s common stock that vest on a straight line basis over the contract period. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 80,000 shares issued on July 1, 2009 were valued at $1.75 per share, the closing bid of the Company’s common stock on the date of issue.  Therefore, total aggregated number of shares granted to HC vested as of September 30, 2009 was 20,000 shares.  Total aggregate value of the transaction that the Company recognized in the nine and three months ended September 30, 2009 were US$35,000, which were recorded in general and administrative expenses as share-based compensation expenses. Going forward the cost of these shares will be expensed as they vest.

26.	Subsequent events

The Company did not have any significant subsequent events as of September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Current Report on Form 8-K filed with SEC on July 2, 2009, and “Quantitative and Qualitative Disclosure about Market Risks” in this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company (“Growgain”), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us  all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing and communication services to small and medium companies in China.

Our wholly owned subsidiary, China Net BVI, was incorporated in the British Virgin Islands on August 13, 2007. In April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established and is the parent company of Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the PRC (“Rise King WFOE”). We refer to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” Through a series of contractual agreements, we operate our business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”). Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively. From time to time, we refer to them collectively as the “PRC Operating Entities.”

Through our PRC Operating Entities, we are now one of China’s leading full-service media development and advertising platform for the small and medium enterprise (the “SME”) market.  We are a service oriented business that leverages proprietary advertising technology to prepare and publish rich media enabled advertising campaigns for clients on the internet and on television. Our goal is to strengthen our position as the leading diversified media advertising provider in China.  Our multi-platform advertising network consists of www.28.com, our internet advertising portal; our TV production and advertising unit, and our newly launched bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry.  Using proprietary technology, we provide additional services as a lead generator.  We are also a re-seller of internet and television advertising space that we purchase in large volumes from other well-known internet portals. We launched a new service in August 2009, which is known as “Internet Information Management” service. This product is an intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet.

Basis of presentation, critical accounting policies and management estimates

•	Change of reporting entity and basis of presentation

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

•	Critical accounting policies and management estimates

Our unaudited interim consolidated financial statements include the accounts of our company, and its subsidiaries and Variable Interest Entities (“VIEs”). All transactions and balances between us, our subsidiaries and VIEs have been eliminated upon consolidation.  We prepared our interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. We prepare our financial statements in conformity with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Foreign currency translation

Our functional currency is United States dollars (“US$”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”).  The functional currency of our PRC operating entities is the Renminbi (“RMB’), and PRC is the primary economic environment in which our businesses operate.

For financial reporting purposes, the financial statements of our PRC operating entities, which are prepared using the RMB, are translated into our reporting currency, the $US. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

Revenue recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (Accounting Standards Codification ™ (“ASC”) Topic 605). In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales

Advertising revenues include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in EITF abstract issue no 99-17 (“ASC Topic 605, subtopic 20”).  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, our company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, our company considers the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon our credit assessments of customers prior to entering into contracts, we determine if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

Taxation

1.	Income tax

We follow the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. We had no deferred tax assets and liabilities recognized for the nine months ended September 30, 2009 and 2008, and for the year ended December 31, 2008.

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ASC Topic 740”). ASC Topic 740 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the nine month ended September 30, 2009 and 2008, and for the year ended December 31, 2008, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

We are incorporated in the State of Nevada.  Under the current law of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the nine month ended September 30, 2009.

China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the nine month ended September 30, 2009. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

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

•
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005.  In March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. The New EIT applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises. On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online has not obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT as of September 30, 2009.  Accordingly, Business Opportunity Online accounted for its current income tax using a tax rate of 25% for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008.  If Business Opportunity Online is able to re-qualify as a “High and New Technology Enterprise”, it will be entitled to the preferential tax rate of 15%.  Business Opportunity Online will file the application for tax refund to the tax authorities for the fiscal year 2009 after it obtains the approval for its High and New Technology Enterprise qualification.

•	The applicable income tax rate for CNET Online Beijing was 25% for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008.

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

3.	Value added tax

As a small-scale value added tax payer, revenue from sales of self-development software of Rise King WFOE is subject to 3% value added tax.

Warrant liabilities

On August 21, 2009 (the “Closing Date”), we entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which we sold units, comprised of 10% Series A Convertible Preferred Stock, par value US$0.001 per share (the “Series A preferred stock”), and two series of warrants, for a purchase price of US$2.50 per unit (the “August 2009 Financing”).  We sold 4,121,600 units in the aggregate, which included (i) 4,121,600 shares of Series A preferred stock, (ii) Series A-1 Warrants to purchase 2,060,800 shares of common stock at an exercise price of US$3.00 per share with a three-year term, and (iii) Series A-2 Warrants to purchase 2,060,800 shares of common stock at an exercise price of US$3.75 with a five-year term.  Net proceeds were approximately US$9,162,000, net of issuance costs of approximately US$1,142,000.  TriPoint Global Equities, LLC acted as placement agent and received (i) a placement fee in the amount equal to 8% of the gross proceeds and (ii) warrants to purchase up to 329,728 shares of common stock at an exercise price of US$2.50, 164,864 shares at an exercise price of US$3.00 and 164,864 shares at an exercise price of US$3.75 respectively, with a five-year term (“Placement Agent Warrants” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”).

The Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 9.99% of our outstanding common shares. That limitation may be waived by the holders of the Warrants by sending a written notice to us not less than 61 days prior to the date that they would like to waive the limitation.

Fair value of the warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. We estimated the fair value of the Warrants and Series A preferred stock using various pricing models and available information that we deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.

Placement Agent Warrants

In accordance with Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering” (“ASC Topic 340 subtopic 10 section S99-1”),  “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”  In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”  Accordingly, we concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we deducted the total fair value of the Placement Agent Warrants as of the Commitment Date as a deduction of the fair value assigned to the Series A preferred stock.

Since they contain the same terms as the Series A-1 and Series A-2 Warrants, the Placement Agent Warrants are also entitled the “Down-round protection” provision, which means that the Placement Agent Warrants will also need to be accounted as a derivative under SFAS 133 (“ASC Topic 815”) with changes in fair value recorded in earnings at each reporting period.

Series A preferred stock

Key terms of the Series A preferred stock sold by us in the August 2009 financing are summarized as follows:

Dividends

Dividends on the Series A preferred stock shall accrue and be cumulative from and after the issuance date.  For each outstanding share of Series A preferred stock, dividends are payable at the per annum rate of 10% of the Liquidation Preference Amount of the Series A preferred stock.  Dividends are payable quarterly within thirty (30) days following the last Business Day of each August, November, February and May of each year (each, a “Dividend Payment Date”), and continuing until such stock is fully converted. We shall have the right, at its sole and exclusive option, to pay all or any portion of each and every quarterly dividend that is payable on each Dividend Payment Date, either (i) in cash, or (ii) by issuing to the holder of Series A preferred stock such number of additional Conversion Shares which, when multiplied by US$2.5 would equal the amount of such quarterly dividend not paid in cash.

Voting Rights

The Series A preferred stock holders are entitled to vote separately as a class on matters affecting the Series A preferred stock and with regard to certain corporate matters set forth in the Series A Certificate of Designation, so long as any shares of the Series A preferred stock remain outstanding. Holders of the Series A preferred stock are not, however, entitled to vote on general matters along with holders of common stock.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of us, whether voluntary or involuntary (each, a “Liquidation”), the holders of the Series A preferred stock then outstanding shall be entitled to receive, out of the assets of us available for distribution to its stockholders, an amount equal to US$2.5 per share of the Series A preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of Liquidation (collectively, the “Series A Liquidation Preference Amount”) before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of Liquidation, the assets thus distributed among the holders of the Series A shares shall be insufficient to permit the payment to such holders of the full Series A Preference Amount, then the entire assets of us legally available for distribution shall be distributed ratably among the holders of the Series A preferred stock.

Conversion Rights

Voluntary Conversion:

At any time on or after the date of the initial issuance of the Series A preferred stock, the holder of any such shares of Series A preferred stock may, at such holder’s option, subject to the limitations described below in “Conversion Restriction”, elect to convert all or portion of the shares of Series A preferred stock held by such person in a number of fully paid and non-assessable shares of common stock equal to the quotient of Liquidation preference amount of the Series A preferred stock divided by the initial conversion price of US$2.50. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents with lower price or without considerations etc, as stimulated in the Certification of Designation.

Mandatory Conversion:

All outstanding shares of the Series A preferred stock shall automatically convert into shares of common stock, subject to the limitations described below in “Conversion Restriction”, at the earlier to occur of (i) twenty-four month anniversary of the Closing Date, and (ii) at such time that the Volume Weighted Average Price of our common stock is no less than US$5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock of at least 50,000 shares per day.

Conversion Restriction

Holders of the Series A preferred stock may not convert the preferred stock to shares of common stock if the conversion would result in the holder beneficially owning more than 9.99% of our outstanding shares of common stock. That limitation may be waived by a holder of the Series A preferred stock by sending a written notice to us on not less than 61 days prior to the date that they would like to waive the limitation.

Registration Rights Agreement

In connection with the Financing, we entered into a registration rights agreement (the “RRA”) with the Investors in which we agreed to file a registration statement (the “Registration Statement”) with the SEC to register the shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”), thirty (30) days after the closing of the Financing.  We have agreed to use its best efforts to have the Registration Statement declared effective within 150 calendar days after filing, or 180 calendar days after filing in the event the Registration Statement is subject to a “full review” by the SEC.

We are required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  We will pay liquidated damages of 2% of each holder’s initial investment in the Units sold in the Financing per month, payable in cash, up to a maximum of 10%, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  However, no liquidated damages shall be paid with respect to any securities being registered that we are not permitted to include in the Financing Registration Statement due to the SEC’s application of Rule 415.

We evaluated the contingent obligation related to the RRA liquidated damages in accordance to Financial Accounting Standards Board Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“ASC Topic 825 subtopic 20”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“ASC Topic 450”).  We concluded that such obligation was not probable to incur based on the best information and facts available as of September 30, 2009.  Therefore, no contingent obligation related to the RRA liquidated damages was recognized as of September 30, 2009.

Security Escrow Agreement

We entered into a securities escrow agreement with the Investors (the “Escrow Agreement”), pursuant to which Rise King Investment Limited, a British Virgin Islands company (the “Principal Stockholder”), initially placed 2,558,160 shares of our common stock (the “Escrow Shares”) into an escrow account.  Of the Escrow Shares, 1,279,080 shares (equivalent to 50% of the Escrow Shares) are being held as security for the achievement of audited net income equal to or greater than $7.7 million for the fiscal year 2009 (the “2009 Performance Threshold”) and the remaining 1,279,080 of the Escrow Shares are being held as security for the achievement of audited net income equal to or greater than $14 million for the fiscal year 2010 (the “2010 Performance Threshold”).

If we achieve at least 95% of the applicable Performance Threshold, all of the Escrow Shares for the corresponding fiscal year shall be returned to the Principal Stockholder. If we achieve less than 95% of the applicable Performance Threshold, the Investors shall receive in the aggregate, on a pro rata basis (based upon the number of shares of Series A preferred stock or conversion shares owned by each such Investor as of the date of distribution of the Escrow Shares), 63,954 shares of the Escrow Shares for each percentage by which the applicable Performance Threshold was not achieved up to the total number of Escrow Shares for the applicable fiscal year.  Any Escrow Shares not delivered to any investor because such investor no longer holds shares of Series A preferred stock or conversion shares shall be returned to the Principal Stockholder.

For the purposes of the Escrow Agreement, net income is defined in accordance with US GAAP and reported by us in its audited financial statements for each of the fiscal years ended 2009 and 2010; provided, however, that net income for each of fiscal years ended 2009 and 2010 shall be increased by any non-cash charges incurred (i) as a result of the Financing , including without limitation, as a result of the issuance and/or conversion of the Series A preferred stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the investors, as applicable, pursuant to the terms of the Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to Messrs. Handong Cheng and Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders”), upon the exercise of options granted to the PRC Shareholders by the Principal Stockholder, (iv) as a result of the issuance of warrants to any placement agent and its designees in connection with the Financing, (v) the exercise of any warrants to purchase common stock outstanding  and (vi) the issuance under any performance based equity incentive plan that we adopt.

Fair Value of the Series A preferred stock:

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. We estimated the fair value of the Warrants and Series A preferred stock using various pricing models and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.

Accounting for the Series A preferred stock

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that not within the control of us on or after an agreed upon date. We evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  We concluded that the embedded conversion feature of the Series A preferred stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

Allocation of the proceeds at commitment date and calculation of beneficial conversion feature

The following table summarized the allocation of proceeds to the Series A preferred stock and the Warrants:

	Gross proceeds Allocated	Number of instruments	Allocated value per instrument
	US$(‘000)		US$

Series A-1 Warrant	2,236	2,060,800	1.08
Series A-2 Warrant	2,170	2,060,800	1.05
Series A preferred stock	5,898	4,121,600	1.43
Total	10,304

In accordance to the schedule above, the unit price is: [1.08*50%+1.05*50%+1.43] = US$2.50 per unit.

We then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  We concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance to ASC Topic 470, subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock.  Accordingly, the total proceeds allocated to Series A preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to tour  common stock at any time on or after the initial issuing date, all discount was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders.

According to Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering” (“ASC Topic 340 subtopic 10 section S99-1”),  “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.  Accordingly, we deducted the direct issuing cost paid in cash from the assigned fair value to the Series A preferred stock.

Share-based Compensation

We account for stock-based compensation arrangements using the fair value method in accordance with the provisions of the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) (“ASC Topic 718”). ASC Topic 718 is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard (“APB”) Opinion No. 25 (Accounting for Stock Issued to Employees). ASC Topic 718 requires that the fair value of share awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of operations and comprehensive income over the service period.

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

Reverse merger and common stock (reclassification of the stockholders’ equity)

SEC Manual Item 2.6.5.4, Reverse Acquisitions, requires that “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.”

Pursuant to the terms of Share Exchange Agreement, the China Net BVI shareholders transferred to us all of the China Net BVI shares in exchange for the issuance of 13,790,800 shares of our common stock. Accordingly, we reclassified our common stock and additional paid-in-capital accounts for the year ended December 31, 2008.

A.	RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, in thousands of US dollars.
	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$27,305	$13,314	$8,126	$6,679
Cost of sales	15,918	8,663	4,029	3,700
Gross margin	11,387	4,651	4,097	2,979

Operating expenses
Selling expenses	3,253	1,103	624	525
General and administrative expenses	1,530	588	614	233
Research and development expenses	347	92	133	28
	5,130	1,783	1,371	786

Income from operations	6,257	2,868	2,726	2,193

Other income (expenses):
Changes in fair value of warrants (see note 15)	(1,289)	-	(1,289)	-
Interest income	9	5	4	3
Other income	8	-	2	-
Other expenses	(100)	(15)	(99)	-
	(1,372)	(10)	(1,382)	3
Income before income tax expense	4,885	2,858	1,344	2,196
Income tax expense	1,653	804	696	581
Net income	3,232	2,054	648	1,615

Other comprehensive income
Foreign currency translation gain	13	71	8	2
Comprehensive income	$3,245	$2,125	$656	$1,617

Net income	$3,232	$2,054	$648	$1,615

Beneficial conversion feature of Series A convertible preferred stock	(5,898)	-	(5,898)	-

Net income (loss) attributable to common shareholders	$(2,666)	$2,054	$(5,250)	$1,615

Earnings /(loss) per share
Earnings / (loss) per share
Basic and diluted	$(0.18)	$0.15	$(0.33)	$0.12

Weighted average number of common shares outstanding:
Basic and diluted	14,495,560	13,790,800	15,774,300	13,790,800

Non-GAAP Measures

To supplement the unaudited consolidated statement of income and comprehensive income presented in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”), we also provided non-GAAP measures of income from operations, income before income tax expenses, net income for the nine and three month periods ended September 30, 2009, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the issuing of Series A preferred stock and warrants in August 2009 financing.  The non-GAAP financial measures are provided to enhance the investors’ overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deems it important to provide all of this information to investors.

The following table presented reconciliations of our non-GAAP financial measures to the unaudited consolidated statements of income and comprehensive income for the nine and three months ended September 30, 2009:

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2009	2009	2009
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	GAAP	NON GAAP	GAAP	NON GAAP
	(All amounts in thousands of US dollars)

Income from operations	$6,257	$6,257	$2,726	$2,726
Other income (expenses):
Changes in fair value of warrants	(1,289)	-	(1,289)	-
Interest income	9	9	4	4
Other income	8	8	2	2
Other expenses	(100)	(100)	(99)	(99)
	(1,372)	(83)	(1,382)	(93)
Income before income tax expense	4,885	6,174	1,344	2,633
Income tax expense	1,653	1,653	696	696
Net income	3,232	4,521	648	1,937

Other comprehensive income
Foreign currency translation gain	13	13	8	8
Comprehensive income	$3,245	$4,534	$656	$1,945

Net income	$3,232	$4,521	$648	$1,937

Beneficial conversion feature of Series A convertible preferred stock	(5,898)	-	(5,898)	-
Net income (loss) attributable to common shareholders	$(2,666)	$4,521	$(5,520)	$1,937

Earnings (loss) per common share-Basic	$(0.18)	$0.31	$(0.33)	$0.12

Earnings (loss) per common share-Diluted	$(0.18)	$0.30	$(0.33)	$0.11

REVENUE

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:
Revenue type	For the nine months ended September 30,
	2009		2008
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	12,601	46.15%	7,317	54.96%
TV advertisement	13,600	49.81%	3,882	29.16%
Internet Ad. resources resell	1,045	3.83%	2,115	15.88%
Bank kiosks	21	0.07%	-	-
Internet information management	38	0.14%	-	-
Total	27,305	100%	13,314	100%

Revenue type	For the three months ended September 30,
	2009		2008
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	4,730	58.21%	2,963	44.36%
TV advertisement	3,114	38.32%	2,223	33.28%
Internet Ad. resources resell	243	2.99%	1,493	22.36%
Bank kiosks	1	0.01%	-	-
Internet information management	38	0.47%	-	-
Total	8,126	100%	6,679	100%

Revenue type	For the nine months ended September 30,
	2009		2008
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	12,601	100%	7,317	100%
--From unrelated parties	11,420	90.63%	6,999	95.65%
--From related parties	1,181	9.37%	318	4.35%
TV advertisement	13,600	100%	3,882	100%
--From unrelated parties	12,796	94.09%	3,341	86.06%
--From related parties	804	5.91%	541	13.94%
Internet Ad. resources resell	1,045	100%	2,115	100%
--From unrelated parties	1,045	100%	2,115	100%
--From related parties	-	-	-	-
Bank kiosks	21	100%	-	-
--From unrelated parties	21	100%	-	-
--From related parties	-	-	-	-
Internet information management	38	100%	-	-
--From unrelated parties	38	100%	-	-
--From related parties	-	-	-	-
Total	27,305	100%	13,314	100%
--From unrelated parties	25,320	92.73%	12,455	93.55%
--From related parties	1,985	7.27%	859	6.45%

Revenue type	For the three months ended September 30,
	2009 (Unaudited)		2008 (Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	4,730	100%	2,963	100%
--From unrelated parties	4,389	92.79%	2,866	96.73%
--From related parties	341	7.21%	97	3.27%
TV advertisement	3,114	100%	2,223	100%
--From unrelated parties	2,933	94.19%	1,846	83.04%
--From related parties	181	5.81%	377	16.96%
Internet Ad. resources resell	243	100%	1,493	100%
--From unrelated parties	243	100%	1,493	100%
--From related parties	-	-	-	-
Bank kiosks	1	100%	-	-
--From unrelated parties	1	100%	-	-
--From related parties	-	-	-	-
Internet information management	38	100%	-	-
--From unrelated parties	38	100%	-	-
--From related parties	-	-	-	-
Total	8,126	100%	6,679	100%
--From unrelated parties	7,604	93.58%	6,205	92.90%
--From related parties	522	6.42%	474	7.10%

Total Revenues: Our total revenues increased significantly to US$ 27.3 million for the nine months ended September 30, 2009 from  US$ 13.3 million for the same period of 2008. For the three months ended September 30, of 2009, our total revenues also increased to US$ 8.1 million from US$ 6.7 million for the same period of 2008.

We derive the majority of our advertising service revenues from the sale of advertising space and provision of the related technical support on our portal website www.28.com; and from the sale of advertising time purchased from different TV programs to unrelated third parties and to some of our related parties. We report our advertising revenue between related and unrelated parties because historically about 5%-10% of our advertising service revenues came from clients related to some of the shareholders of our PRC operating entities. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis. We expect that our internet advertising service revenue and TV advertising service revenue will continue to be the primary source and constitute the substantial majority of our revenues for the foreseeable future.

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

We achieved a significant increase (about 72%) in internet advertising revenues to US$ 12.6 million for the nine months ended September 30, 2009 from US$ 7.3 million for the same period of 2008.  This is primarily as a result of (1) the successful brand building effort for www.28.com we made in 2007 and 2008 both on TV and in other well-known portal websites in China; (2) more mature client service technologies; and (3) a more experienced sale team.

We also achieved a significant revenue increase (about 250%) in TV advertising, a business that we started in May 2008, to US$ 13.6 million for the nine months ended September 30, 2009 from US$ 3.9 million for the same period in 2008.  We generated this US$ 13.6 million of TV advertising revenue by selling about 17,400 minutes of advertising time we purchased from about ten provincial TV stations.

Our resale of internet advertising resources is also a segment that we launched in May 2008. This business is mainly comprised of our resale of a portion of the internet resources that we purchase from other portal websites to our existing internet advertising clients, in order to promote our existing clients’ businesses through sponsored search, search engine traffic generation techniques and portal resources of other well-known portal websites.  We achieved US$ 1 million of this revenue for the nine months ended September 30, 2009 and US$ 2.1 million for the same period of 2008. We do not consider this segment to be a core business and revenue source, because it does not promote the www.28.com brand and generates low to even negative margin due to the high purchase cost of internet resources from other well-known portal websites.

Because of these issues relating to this segment, we decreased the revenue of this segment in 2009 to optimize our revenue generation strategy and to better control our cost of revenue.

As of September 30, 2009, the bank kiosks advertising business is still in the test-run stage.  We will spend more resources to expand this business in the future through further client and central control system development.

Internet information management is a new product and business segment that we launched in August 2009. This product is an intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet. We charge a monthly fee for this service.  For the three month ended September 30, 2009, we achieved US$ 0.038 million revenue from this service. We will spend more efforts to promote this service to our existing clients in the future.

Cost of revenues

Our cost of revenues consists of costs directly related to the offering of our advertising services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:
	For the nine months ended September 30,
	2009			2008
	(Unaudited)			(Unaudited)
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	12,601	3,352	73%	7,317	2,853	61%
TV advertisement	13,600	11,520	15%	3,882	3,272	16%
Internet Ad. resources resell	1,045	1,008	4%	2,115	2,538	(20%)
Bank kiosk	21	2	90%	-	-	-
Internet information management	38	2	95%	-	-	-
Others	-	34	N/A	-	-	-
Total	27,305	15,918	42%	13,314	8,663	35%

	For the three months ended September 30,
	2009			2008
	(Unaudited)			(Unaudited)
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP Ratio

Internet advertisement	4,730	1,241	74%	2,963	658	78%
TV advertisement	3,114	2,534	19%	2,223	1,862	16%
Internet Ad. resources resell	243	232	5%	1,493	1,180	21%
Bank kiosk	1	2	(100%)	-	-	-
Internet information management	38	2	95%	-	-	-
Others	-	18	N/A	-	-	-
Total	8,126	4,029	50%	6,679	3,700	45%

Cost of revenues: Our total cost of revenues increased significantly to US$ 15.9 million for the nine months ended September 30, 2009 from US$ 8.7 million for the same period of 2008.  For the three months ended September 30, 2009, our total cost of revenues also increased to US$ 4 million from US$ 3.7 million for the same period of 2008.  These increases in costs were in line with the significant increase of our total revenues for the above periods.

Our cost of revenues related to the offering of our advertising services mainly consists of internet resources purchased from other portal websites, technical services related to lead generation, sponsored search resources purchased, TV advertisement time costs purchased from TV stations, and business taxes and surcharges.

•
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, Tengxun (QQ), Google, 163.com, Sina and, to help our internet advertisement clients to get better exposure and to generate more visits from their advertisements placed on our portal website.  We accomplish these objectives though sponsored search, advanced tracking, advanced traffic generation technologies, and search engine optimization technologies in connection with the well-known portal websites indicated above. Our internet resources cost for internet advertising revenue was US$ 3.4 million and US$ 2.9 million for the nine months ended 2009 and 2008, respectively, and US$ 1.2 million and US$ 0.7 million for the three months ended September 30, 2009 and 2008 respectively. Our average gross profit ratio for internet advertising services is about 70%-80%.  We had a relatively lower gross profit ratio, 61% for the nine months ended September 30, 2008, mainly as a result of the fact that we had not yet generated a stable client base at that time.  With relatively limited revenue generated, the cost spent in the first nine months of 2008 was not yet offset by an internet advertising business that had achieved the economy of scale that we had in the first nine months of 2009. However, this situation has been improved significantly since the third quarter of 2008, the gross profit ratio for the three months ended September 30, 2008 increased to 78%, which led an increase of gross profit ratio for the nine months ended September 30, 2008 to 61% from 50% for the six months ended June 30, 2008.

•
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from about ten different provincial TV stations and resell it to our TV advertisement clients through infomercials produced by us. Our TV advertisement time cost was US$ 11.5 million and US$ 3.3 million for the nine months ended 2009 and 2008, respectively, and US$ 2.5 million and US$ 1.9 million for the three months ended September 30, 2009 and 2008, respectively, which were in line with the increase of our TV advertising revenue for the above mentioned periods. Our average gross profit ratio for TV advertising business is about 15%. We had a relatively high gross profit ratio of this segment for the three months ended September 30, 2009, which is because we enhanced our infomercials production service, which led to an increase of the production fee we charged to our clients in this period.

•
Our resale of internet advertising resources is a segment that we launched in May 2008.  We purchase advertising resources from other portal websites (such as Sina, Sohu, Baidu, 163, and Google, etc.) in large volumes, allowing us to enjoy a more favorable discount on rates. We normally purchase these internet resources for providing value-added services to our internet advertising clients on our own portal website www.28.com. However, besides placing advertisements on www.28.com, some of our advertising clients also want to use other direct channels for their promotions, so they purchase internet resources from us because, through us, they have access to lower rates as compared to the market price. The gross profit ratio for this business is relatively low (about 3%-5%) compared with our other segments.  In 2008, with less experience in running an internet advertising business on www.28.com, we over purchased internet resources and could not use the resources to generate sufficient revenue to cover our costs due to our lack of a stable client base at that time. That is the main reason for the negative gross margin we had in this business sector for the nine months ended September 30, 2008.  However, this situation improved significantly in the second half year of 2008, because we successfully increased our client base in the second half year of 2008, and brought more revenue into this business sector accordingly.

Gross Profit

As a result of the foregoing, our gross profit was US$ 11.4 million for the nine months ended September 30, 2009 compared to US$ 4.7 million for the same period of 2008, and US$ 4.1 million and US$ 3 million for the three months ended September 30, 2009 and 2008, respectively.  According to our past experience, the comprehensive gross margin of our business is about 35%-45%.  We had a relatively high comprehensive gross margin of our business for the three months ended September 30, 2009, because we enhanced our promotion of internet advertising for spare spaces of our portal website and enhanced the production service for our TV infomercials, which allowed us to generate more revenue without increasing additional cost.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	For the nine months ended September 30,
	2009		2008
	(Unaudited)		(Unaudited)
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	27,305	100%	13,314	100%
Gross Profit	11,387	42%	4,651	35%
Selling expenses	3,253	12%	1,103	8%
General and administrative expenses	1,530	6%	588	4%
Research and development expenses	347	1%	92	1%
Total operating expenses	5,130	19%	1,783	13%

	For the three months ended September 30,
	2009 (Unaudited)		2008 (Unaudited)
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	8,126	100%	6,679	100%
Gross Profit	4,097	50%	2,979	45%
Selling expenses	624	8%	525	8%
General and administrative expenses	614	8%	233	3%
Research and development expenses	133	1%	28	1%
Total operating expenses	1,371	17%	786	12%

Operating Expenses:  Our operating expenses increased significantly to US$ 5.1 million for the nine months ended September 30, 2009 from US$ 1.8 million for the same period of 2008, and increased to US$ 1.4 million for the three months ended September 30, 2009 from US$ 0.8 million for the same period of 2008.

•
Selling expenses: Selling expenses increased to US$ 3.3 million for the nine months ended September 30, 2009 from US$ 1.1 million for the same period of 2008, and increased to US$ 0.6 million for the three months ended September 30, 2009 from US$ 0.5 million for the same period of 2008. The increase of our selling expenses were mainly due to (1) increase of brand development expense for www.28.com; (2) increase of staff performance bonus due to increase of our revenue; (3) increase of travelling expenses and other marketing expense due to expansion of our revenue; and (4) increase of staff salary and benefit due to expansion of our sales force.

Our selling expenses primarily consist of brand development advertising expenses we pay to TV stations for the television promotion of www.28.com, other advertising and promotional expenses, staff salaries, benefit and performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses.  Among the selling expenses, our website brand development expenses on television accounted for 60%-70% of the total selling expenses for each of three and nine month periods in 2009 and 2008.  As we continue to expand our client base, we will increase our sales force accordingly, which will result in an increase in selling expenses. In general, we expect selling expenses to remain relatively stable as a percentage of total revenues.

•
General and administrative expenses: general and administrative expenses increased to US$ 1.5 million for the nine months ended September 30, 2009 from US$ 0.6 million for the same period of 2008, and increased to US$ 0.6 million for the three months ended September 30, 2009 from US$ 0.2 million for the same period of 2008.  The increase in our general and administrative expenses was mainly due to (1) the increase in staff salaries and benefits due to expansion of the business; (2) the increase in office expenses, entertainment expenses, and travel expenses due to expansion of the business; (3) the increase in professional services charges related to reverse merger transaction and financing transaction, and (4) the increase in share-based compensation expenses recognized for of the issuance of our common stock in exchange for professional services.  We recognized an aggregate of US$ 190,000 of share-based compensation expenses for the nine months ended September 30, 2009 for our issuance of common stock to Tripoint Capital Advisors, LLC and Richever Limited and investor relations service providers for the professional services provided by them or their affiliates.

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

•
Research and development expenses: Research and development expenses increased to US$ 0.3 million for the nine months ended September 30, 2009 from US$ 0.09 million for the same period of 2008. These changes are  mainly due to the increase of development cost to our client services based internet technology in 2009.

Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. We expect that our research and development expenses will increase in future period as we will expand and optimize our portal website and upgrade our advertising management software. In general, we expect research and development expenses to remain relatively stable as a percentage of total revenues.

Operating Profit: As a result of the foregoing, our operating profit increased significantly to US$ 6.3 million for the nine months ended September 30, 2009 from US$ 2.9 million for the same period of 2008, and increased to US$ 2.7 million for the three months ended September 30, 2009 from US$ 2.2 million for the same period of 2008.

Changes in Fair Value of Warrants: We accounted our warrants issued to investors and placement agent in August 2009 financing as derivative liabilities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“ASC Topic 815”). Pursuant to ASC Topic 815, a derivative should be measured at fair value at the commitment date, and re-measured at fair value with changes in fair value recorded in earnings at each reporting period. With the assistance of an independent appraisal firm, we gauged the total fair value of the warrants we issued in August 2009 financing to be approximately US$ 5.1 million as of August 21, 2009 (the Commitment Date) and re-measured to be approximately US$ 6.4 million as of September 30, 2009. Therefore, approximately US$ 1.3 million was recorded as changes in fair value of warrants as a deduction of the operating profit for the nine and three months ended September 30, 2009.

Interest Income: Our interest income increased to US$ 0.009 million for the nine months ended September 30, 2009 from US$ 0.005 million for the same period of 2008, primarily as a result of higher cash and cash equivalent balances generated from our operating and financing activities.

Other Income and Other Expenses: Other income and other expenses represent miscellaneous non-operating related income and expenses occurred. The increase of the other expenses in the three months ended September 30, 2009 was due to our donation of about US$ 66,000 to China Communist Youth League Qinghai Committee to support young people starting their own business with the help of infomercials provided by www.28.com.

Income Tax: We recognized an income tax expense of US$ 1.65 million for the nine months ended September 30, 2009 as compared to US$ 0.8 million for the same period of 2008. We computed our income tax using an applicable income tax rate of 25%, the increase of the income tax expense was in line with the increase of our profit before income tax.

Net Income: As a result of the foregoing, our net income amounted to US$ 3.2 million for the nine months ended September 30, 2009 as compared to US$ 2.1 million for the same period of 2008. And we achieved a net income of US$ 0.7 million for the three months ended September 30, 2009 as compared to US$ 1.6 million for the same period of 2008. Excluding the non-cash charges recorded as changes in fair value of warrants in the nine and three month ended September 30, 2009, we achieved net income amounted to US$ 4.5 million and US$ 1.9 million for the nine and three months ended September 30, 2009, respectively.

Beneficial conversion feature of Series A convertible preferred stock: We evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  We concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature which is approximately US$5,898,000, is greater than the proceeds allocated to the Series A preferred stock.  In accordance to ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock.  Accordingly, the total proceeds allocated to Series A preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to our common stock at any time on or after the initial issuing date, all discount was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders.

Non-GAAP Earnings per share: Non-GAAP basic earnings per common share for the nine and three months ended September 30, 2009 were $0.31 and $0.12, respectively; and Non-GAAP diluted earnings per common shares for the nine and three months ended September 30, 2009 were $0.30 and $0.11, respectively, reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares issuable upon the conversion of the convertible preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of September 30, 2009, we had cash and cash equivalents of US$ 13.9 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include advanced payment for advertising time purchased from TV stations and for internet resources providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consists of the investments in computers and other office equipment. To date, we have financed our liquidity need primarily through proceeds from our operating activities.

The following table provides detailed information about our net cash flow for the periods indicated

	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
	Amounts in thousands of US dollars

Net cash provided by operating activities	4,734	1,341
Net cash used in investing activities	(348)	(142)
Net cash provided by financing actives	6,825	1,497
Effect of foreign currency exchange rate changes on cash	10	78
Net increase in cash and cash equivalents	11,221	2,774

Net cash provided by operating activates: Our net cash provided by operating activities increased to US$ 4.7 million for the nine months ended September 30, 2009 from US$ 1.3 million for the same period of 2008. This is mainly resulting from the increase in our net profit.

Net cash used in investing activities: Our net cash used in investing activities increased to US$ 0.3 million for the nine months ended September 30, 2009 from US$ 0.1 million for the same period of 2008. This is because, during 2009, our company purchased more vehicle, computers and office equipment as a result of the expansion of our business and increase in our staff.

Net cash provided by financing activities: Our net cash provided by financing activities increased to US$ 6.8 million for the nine months ended September 30, 2009 from US$ 1.5 million for the same period of 2008.  This is mainly because we completed our August 2009 financing and received net proceeds of US$ 9.2 million from this financing. We also used approximately US$ 2 million to pay off the third party loans during the nine months ended September 30, 2009 and US$ 0.3 million to cancel and retire 4,400,000 shares of our common stock immediately prior to the reverse merger transaction. Net cash provided by financing activities for the nine months ended September 30, 2008 was mainly sourced from short-term loans we borrowed from third parties and our directors in that period.

C.	Off-Balance Sheet Arrangements

Our Company did not have any significant off-balance sheet arrangement as of September 30, 2009.

D.	Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of September 30, 2009:

	Rental payments	Server hosting and board-band lease payments	Internet resources and TV advertisement purchase payments	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)

Three months ended December 31,
-2009	-	33	4,483	4,516
Year ended December 31,
-2010	260	-	244	504
-2011	260	-	-	260
Total	520	33	4,727	5,280

Our Company did not have any significant capital commitments as of September 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2009, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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