Form 10-K
period 2009-12-31
ChinaNet Online Holdings, Inc.
filed 2010-03-31
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-52672

CHINANET ONLINE  HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No.3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC	100195
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   +86-10-51600828

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
$0.0001 Common Stock	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “ large accelerated filer,” “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The aggregate market value of the 2,593,040 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $6,482,600 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.50 per share, as reported on the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of March 29, 2010 was 16,426,320.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINANET ONLINE HOLDINGS, INC.
TABLE OF CONTENTS

Annual Report on Form 10-K for the Year Ended December 31, 2009

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at www.chinanet-online.com.

PART I

ITEM 1.	BUSINESS

Business Overview

The Company is a holding company that conducts its primary businesses through its subsidiaries and operating companies, Business Opportunity Online, Beijing CNET Online, and Shanghai Borongdongsi. We are one of China’s leading full-service media development and advertising platforms for the small and medium enterprise (the “SME” ) market.  We are a service-oriented business that leverages proprietary advertising technology to prepare and publish rich media enabled advertising campaigns for clients on the Internet and on television. Our goal is to strengthen our position as the leading diversified media advertising provider in China.  Our multi-platform advertising network consists of the website www.28.com (“28.com”), our Internet advertising portal, ChinaNet TV, our TV production and advertising unit, and our bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry.  Using proprietary technology, we provide additional services as a lead generator.  We also have pursued a strategy as a re-seller of Internet and television advertising space that we purchase in bulk.

We have provided advertising and lead generation services to over 500 clients in a variety of consumer focused industries.  Our media campaign service combines both Internet and television advertising, thereby maximizing advertising exposure for our clients.  Through the high traffic internet portal 28.com, operated through Business Opportunity Online, companies and entrepreneurs advertise their products, services and business opportunities.  28.com offers campaign management tools for our clients including lead generation and capture, advanced tracking, search engine optimization, resource scheduling, and content management.  Through the 28.com site our customers can build sales channels and develop relationships directly with sales agents, distributors, resellers and/or franchisees.  It also functions as a one-stop destination for end-users seeking new business opportunities.  Through our ChinaNet TV division, operated through Beijing CNET Online, we have in-house television productions and distribution capabilities.  We create and distribute television shows that are typically 10 or 20 minutes in length and broadcast on local television stations.  Airtime is purchased in 40 minute blocks which air two to four segments each.  The television shows are comprised of advertisements, similar to infomercials, but include promotions for several clients during the allotted time.  We have also commenced production, on a lesser scale, of web video advertisements for clients to be placed on 28.com.

In May 2008, we launched our bank kiosk division, operated through Shanghai Borongdongsi, which provides interactive LCD ad displays targeting banking customers.  In cooperation with the China Construction Bank, we placed 200 interactive kiosks in its branches throughout Henan Province.  Each kiosk has an LCD advertising display panel, which provides advertising aimed at bank customers. The kiosk also provides Internet access on a separate screen so that customers can perform basic non-cash banking functions such as transferring money, purchasing annuities and/or insurance, and paying bills.

  We derive our revenue principally by:

•	charging our clients fixed monthly fees to advertise on 28.com;
•	charging productions fees for television and web video spots;
•	selling advertising time slots on our television shows and bank kiosks;
•	reselling Internet space and television space at a discount to the direct cost of any individual space or time slot, but at a mark-up to our cost due to purchase of these items in bulk; and
•	collecting fees associated with lead generation

The five largest industries in terms of revenue in which our advertising clients operate are (1) food and beverage, (2) women accessories, (3) footwear, apparel and garments, (4) home goods and construction materials, and (5) environmental protection equipment.  Advertisers from these industries together accounted for approximately 87% of our revenue in 2009.

Since we commenced our current business operations in 2003, we have experienced significant growth in our network and in our financial results.  We generated total revenues of $37.7 million in 2009 compared to $21.5 million in 2008 and a net income of $4.0 million in 2009 compared to net income of $2.8 million in 2008.  When our net income of $4.0 million in 2009 is adjusted to exclude non-cash charges related to our issuance of Series A preferred stock and warrants in our August 2009 financing, we generated net income of $8.4 million in 2009.  When our net income is presented as required by US GAAP to recognize a deemed dividend in 2009 arising from the intrinsic value of the beneficial conversion feature of our Series A preferred stock, we experienced a net loss attributable to common shareholders of $2.3 million.

On December 22, 2009, we entered into a co-operation agreement with China’s Social Welfare & Education Foundation to fund public service programs in support of the government’s social goal of raising employment rates among college graduates in China.  According to the agreement, we will donate approximately $1.5 million per year for the next three years starting in 2010 to China’s Social Welfare & Education Foundation. These funds will help to support the Venture Resources Program (“Program”). Through the Program, college graduates will apply for grants that will help offset the costs associated with starting a new business. Important information regarding the Program will be accessible through ChinaNet’s www.28.com portal which will serve as the official website for the Program. College graduates lacking real world experience will also benefit from guidance provided by well-known entrepreneurs and venture experts. These experts will teach business knowledge, help students establish self-awareness, inspire and support students to develop their own businesses, and to improve their prospects for employment.

Recent Development

On March 29, 2010, we entered into an agreement to amend certain provisions of the Series A-1, Series A-2 and the placement agent Warrants with the holders of those Warrants originally issued on August 21, 2009.  The amendment to the Warrants removes certain anti-dilution protection rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise prices of the Series A-1, Series A-2 and the placement agent Warrants, which are currently $3.00, $3.75 and $2.5 to $3.75, respectively.  In addition, the amendment to the Warrants added a provision to grant the holders of the Warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise prices of the Warrants then in effect or without consideration.  The parties agreed that the amendments to the Warrants would be retroactive from and including, August 21, 2009.  Except as set forth above, the terms and provisions of the Warrants shall remain in full force and effect.

Industry and Market Overview

Overview of the Advertising Market in China

China has the largest advertising market in Asia, excluding Japan.  According to ZenithOptimedia in 2007, China’s advertising market was the fifth largest in the world by media expenditure, which was approximately $15.4 billion, accounting for 15.6% of the total advertising spending in the Asia-Pacific region.  ZenithOptimedia also projected that the advertising market in China will be one of the fastest growing advertising markets in the world, at a CAGR of 12.8% from 2007 to 2011. By 2011, China is projected to account for 19.6% of the total advertising spending in the Asia-Pacific region.

The growth of China’s advertising market is driven by a number of factors, including the rapid and sustained economic growth and increases in disposable income and consumption in China. According to ZenithOptimedia, China was the third largest economy in the world in 2007 in terms of GDP, which amounted to US$3.1 trillion. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased from RMB 13,786 in 2007 to RMB 15,781 in 2008 and to 17,175 in 2009, which, representing an increase of 14.5% and 8.8% respectively.

We believe the advertising market in China has significant potential for future growth due to relatively low levels of advertising spending per capita and as a percentage of GDP compared to more developed countries or regions. The following table sets forth the advertising spending per capita and as a percentage of GDP in 2007 in China compared to more developed countries or regions:

Advertising Spending in 2007

	Per Capita (US$)	As a % of GDP

China	$11.62	0.5%
Hong Kong	438.63	1.5%
South Korea	206.71	1.0%
Japan	320.76	0.9%
Asia Pacific (weighted average)	29.98	0.8%
United States	586.11	1.3%
United Kingdom	419.79	0.9%

Source: ZenithOptimedia (December, 2008)

According to ZenithOptimedia’s latest research, China will become the second largest economy and the fourth largest advertisement market in the world, the percentage of the expected increase of advertising spending in China for 2010 compares to 2009 will rebound to 10.5%.  The following table sets forth the percentage of advertising spending increase compares with previous year in China compared to more developed countries or regions from 2004 through 2010:

Advertising spending growth rate 2004-2010

	Year 05 vs.04	Year 06 vs.05	Year 07 vs.06	Year 08 vs.07	Year 09 vs.08	Year 10 vs.09
	%	%	%	%	%	%
China	16.5	20.2	14.1	13.5	7.4	10.5
Global	6.1	6.9	6.3	1.0	-10.2	3.9
United States	3.1	4.5	2.6	-3.7	-12.7	-2.4
Europe	4.7	5.8	4.2	-1.5	-11.8	-0.5
Asia Pacific	9.1	5.9	6.3	2.3	-3.1	5.3
Japan	8.5	1.1	0.7	-3.9	-8.4	0.0

Source: ZenithOptimedia (December, 2009)

Overview of the Internet Advertising Industry

According to ZenithOptimedia, the Internet is the only advertising medium that is expected to experience an increase in expenditures in 2010 and will remain a stabled growth thereafter. This growth is expected to stem primarily from the use of search engine, rich media, video and game embedded advertisements. The growth of Internet advertising is expected to be 11.3% in 2010 and 15.3% in 2011, and according to the iResearch China Merchant Website Research Report, is expected to reach $5.8 billion in 2012.

The diagram below depicts annual size, growth, and potential growth of Chinese Internet advertising market from 2001 to 2012:

High Demand for the Internet Advertising in China

We believe that the Internet advertising market in China also has significant potential for future growth due to high demand from the rapid development of franchise and chain store business and the SMEs. According to the 2008 China Franchise Development Report by China Chain Store & Franchise Development Report, there were approximately 3,000 franchise enterprises and 260,000 chain stores in China by the end of 2007, and the number of franchise enterprises and chain stores is expected to increase to 4,000 and 320,000, respectively by 2010.

The development of the SME market is still in its early stages and since their sales channels and distribution networks are still underdeveloped, they are driven to search for new participants by utilizing Internet advertising.  The SMEs tend to be smaller, less-developed brands primarily focused on restaurants, garments, building materials, home appliances, and entertainment with low start-up costs within a range of $1,000-$15,000. The Chinese government has promulgated a series of laws and regulations to protect and promote the development of SMEs which appeals to entrepreneurs looking to benefit from the central government’s support of increased domestic demand.  SMEs are now responsible for about 60% of China's industrial output and employment of about 75% of urban Chinese workforce. SMEs are creating the most new urban jobs, and they are the main destination for workers laid-off from state-owned enterprises (SOEs) that re-enter the workforce.

Our Principal Products and Services

Our products and services include:

•	Bundled advertising campaign services, comprised of 28.com, our Internet advertising portal, and our television and web advertisement services;

•	Agency services, whereby we re-sell to our customers web advertising space on third-party Internet sites and television advertising space; and

•	Resale of Internet Advertising resources; and

•	In-bank advertising services conducted through our network of kiosks located in bank branches.

Internet Advertising

We founded 28.com in 2003. 28.com is a leading Internet site for information about small business opportunities in China.  It was one of the earliest entrants in this sector, allowing it to currently hold a 30% market share in China. Our revenue from 28.com is twice as big as our closest competitor, u88.cn. We have provided services to more than 500 long-term clients advertising business opportunities on the site.  The platform provides advertisers with the tools to build sales channels and develop relationships directly with sales agents, distributors, resellers and/or franchisees. 28.com has the following features which enable it to be an attractive platform for the advertisers:

•	Allows entrepreneurs interested in inexpensive franchise and business opportunities to find in-depth details about these opportunities in various industries;

•	Provides one-stop shopping for SMEs and entrepreneurs by providing customized services such as design, website setup, and advertisement placement through promoting;

•	Bundles with 28.com video production, advanced traffic generation techniques and search-engine optimization.

28.com charges its clients fixed monthly fees for ad placements on its homepage at an average monthly price of $3,000. The site has provided services to more than 500 long term clients and the total revenue per month reached approximately $1.5 million in 2009.  This segment accounted for 47.0% of our revenue in 2009 and 53% of our revenue in 2008.

Television Advertising

As part of our media campaign services, we produce and distribute television shows that are comprised of advertisements similar to infomercials, but include promotions for several clients during the allotted time.  Our clients pay us for editorial coverage and advertising spots. We are one of the larger producers of television shows of this nature in China, with a total show time that reached 23,210 minutes in 2009 and an estimated 35,000 minutes in 2010. The shows produced by our TV unit are distributed during airtime purchased on the biggest national satellite television stations including Hunan TV, Jiangxi TV, Shandong TV, Guangdong TV, Fujian TV, Guangxi TV, Mongolia TV, Yunnan TV, Tianjin TV and Heilongjiang TV. The brand of shows produced by us are entitled “Gold List,” “Online Business Opportunities,” “The Charm of Wealth,” “ Venture Express,” “Start” and “Run’ s Road to Wealth.”   This segment accounted for 49% of our revenue in 2009 and 33% of our revenue in 2008.

Resale of Internet Advertising Resources

We resell to our clients sponsored search resources from Baidu. This segment accounted for 3.0% of our revenue in 2009.

Bank Kiosks

We operate our bank kiosk advertising network, launched in 2008, through Shanghai Borongdingsi. We place our kiosk machines, each of which includes a large, LCD advertising display, in bank branches to target banking patrons. We market our LCD display network to advertisers in the financial services and insurance industries. As of December 31, 2009, we had approximately 200 flat-panel displays placed in branches of China Construction Bank in Henan Province. The kiosks are useful to the banks because, in addition to the LCD advertising display, they provide bank customers with free Internet access to on-line banking services, thereby potentially shortening wait times in branches for teller services.  We believe bank kiosks are a cost effective solution for advertisers because the interactive client interface captures information for follow up and also due to the ability to update content remotely. We originally planned to place 2,000 kiosks by the end of 2009.  However, we noted that our target clients in this segment who are mostly financial and insurance service institutions had not been fully recovered from the negative effect of the global financial crisis, and we also noted that our potential competitors who are also engaged in the outdoor advertising business encountered a decrease of revenue in the year.  Therefore, we decided to suspend our further expansion in this segment in 2009.  Along with the improvement of the global economy and the recovery of the financial industry, we plan to proceed with our expansion in this segment by increase approximately 1,300 kiosks and to enhance the corresponding central control system and the client service system in 2010.

Our target client base for bank kiosk advertising include: large telecommunication companies, large banks, well-known insurance and financial institutions and auto companies.  Such as: China Telecom, China Mobile, China Unicom, China Construction Bank, Ping An of China, China International Fund Management Co., Ltd., Toyota, PICC, Guangzhou Honda and Audi. As of December 31, 2009, we generated US$ 0.15 million revenue from this business segment from Henan Standard Life.

Internet Information Management

Internet information management is a new business segment that we launched in August 2009, which offers our clients an intelligence software product based on our proprietary search engine optimization technology.  The main objective of the product is to help our clients gain an early warning of potential negative exposure on the internet so that when necessary they can formulate an appropriate response.  We charge a monthly fee to clients using this service.  For the year ended December 31, 2009, we generated US$ 0.12 million revenue from this new business segment. We plan to build our efforts to offer this service to our existing clients in the future.

Our Competitive Strengths

Over our seven-year history, we believe that we have built a strong track record of significant competitive strengths such as:

Innovative Operations

•
Client-based innovation. Our services, which bundle for a set fee Internet ads, television shows and other services, including lead generation, simplifies the targeting process for our clients by allowing them to use one vendor for their Internet and television ad buys.

•
Target market innovation and expansion of audience base.   We believe that by offering multiple advertising media platforms, we enable advertisers to reach a wide range of consumers with complementary and mutually reinforcing advertising campaigns. We are better able to attract advertisers who want to reach targeted consumer groups through a number of different advertising media in different venues and at different times of the day.

Strong Technological Advantages

•
Award winning R&D team. We have a R&D team with extensive experience in China’s advertising and marketing industry. Bin Zhang, Vice President of China Net TV, has been actively engaged in technology research and development in this area since 1998. We appointed our Chief Technology Officer Mr. Hongli Xu in September 2009.  Mr. Xu has about 20 years experience in the internet and software development industry in various sectors, we believe Mr. Xu will provide critical leadership in our R&D team, as we continue to elevate ChinaNet's position in the Chinese media and advertising markets.

•
Advanced campaign tracking and monitoring tools. We have deployed advanced tracking, search engine optimization, resource scheduling, content management and ad campaign management tools so as to achieve effective and efficient advertising effects.

•
Valuable intellectual property. We have three copyright certificates and property rights for three software products in connection with the Internet advertising business which were developed by our research and development team.

•
Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over ten years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting up our business and he has successfully grown our business to become a pioneer in online media marketing and advertising services. He also secured our status as the sole strategic alliance partner of China Construction Bank with respect to bank kiosk advertising. Zhige Zhang, our chief financial officer has over six years’ experience in software development and Internet ad technology.

First Mover Advantages

•
Early Market Entrant as a vertically integrated ad portal and Internet agency.   We have over 5 years of operations as a vertically integrated ad portal and ad agency. We have 7 years of experience as an Internet advertising agency.  We commenced our Internet advertising services business in 2003 and was among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable nationwide network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge and experience in this nascent segment of the advertising industry.

•
Early mover advantage in bank kiosk.   We are one of earlier advertising agents to have established an in-bank advertising network. We believe that the establishment of our in-bank kiosk segment gives us a competitive edge over competing networks as well as over many other forms of traditional advertising.

•
Exclusive Strategic Partnership with Top Chinese banks.   In 2008, we entered into an eight-year strategic partnership with China Construction Bank to be its strategic partner in the establishment of a nationwide network of bank kiosks displaying our clients’ advertising on large LCD screens and providing bank customers with free internet access to on-line banking services. We pay for the kiosks and then provide them to China Construction Bank for free in exchange for the exclusive right to display advertising on the kiosks. We have already placed 200 kiosks at branches in Henan Province. We also have been negotiating similar potential deals with Bank of Communications and Agricultural Bank of China., but, as of December 31, 2009, we have not yet signed any new strategic partnership agreement with another bank due to our decision not to expand further in this segment in 2009. However, we have been maintained active communications with these banks, and we will continue our negotiations with them in 2010 as part of our plan to further grow the kiosk business in fiscal year 2010. We believe exclusivity with the top Chinese banks will create higher barriers to entry for potential competitors.

Growth Strategy

 Our objectives are to strengthen our position as the leading Internet advertising and marketing services and diversified media advertising network in China and continue to achieve rapid growth. We intend to achieve these objectives by implementing the following strategies:

Nationally Expand Our Bank Kiosk Platform

We intend to expand our bank kiosk platform in 2010 in order to appeal to our financial industry advertisers and increase our revenues in this business line. To achieve this goal, we intend to increase the number of bank kiosks. We intend to enter into new strategic partnerships with other banks to achieve this result.

Continue to Expand Internet Advertising through Adding New Modules into Our 28.com Network

We intend to add new modules into the 28.com site, such as customer relationship management (CRM), supply chain management and enterprise resources planning (ERP) systems in order to enhance the functionality of our Internet advertising network. We have launched a new module which was Internet information Management in August 2009. This product is an artificial intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet.  We charged monthly fee to these clients.  Although this segment is not consider as our primary source of revenue, we will continue to promote this service to our clients as a value-added service to help us achieve more revenue with limited increase of our cost of revenue.

Leverage our integrated platform to increase operational and cross-selling synergies

We plan to maximize opportunities for our business to increase both revenue and cost synergies. We intend to increase cross-selling by developing additional flexible, bundled advertising packages that allow advertisers to reach consumers by complementary and reinforcing media. At the same time, we intend to further leverage the existing elements of our integrated media platform to enhance the platform’s attractiveness to advertisers. Advertisers can launch a coordinated campaign across multiple media while enjoying cost savings from our bundling and volume discounts.

Promote Our Brand Name and Augment Our Service Offerings to Attract a Wider Client Base and Increase Revenues

Enhancing our brand name in the industry will allow us to solidify and broaden our client base by growing market awareness of our services and our ability to target discrete consumer groups more effectively than mass media. We believe the low cost of reaching consumers with higher-than-average disposable incomes through our network and our development of additional advertising media platforms and channels within our network can enable our customers to reach that goal. As we increase our advertising client base and increase sales, demand for and sale of time slots and frame space on our network will grow.

Our Advertising Clients; Sales and Marketing

Our Advertising Clients

The quality and coverage of our network has attracted a broad base of advertising clients. As of December 31, 2009, more than 500 long term customers have purchased advertising time s lots on our 28.com portal, China Net TV and our bank kiosks. We derive all of our revenues from:

•	charging our clients fixed monthly fees to advertise on 28.com;
•	charging production fees for television and web video spots;
•	Selling advertising time slots on our television shows and bank kiosks;
•	reselling Internet space and television space at a discount to the direct cost of any individual space or time slot, but at a mark-up to our cost due to purchase of these items in bulk; and
•	collecting fees associated with lead generation.

For the year ended December 31, 2009, we derived 47% of our revenues from our Internet advertising and 49% from our TV advertising.

The following table sets forth a breakdown of our revenue from Internet advertising by industry for the year ended December 31, 2009:

Industry	Percentage of total revenue
Food and beverage	22.0%
Women Accessories	11.0%
Footwear, apparel and garments	23.0%
Home Goods and Construction Materials	13.0%
Environmental Protection Equipment	11.0%
Cosmetic and Health Care	5.0%
Education Network	11.0%
Others	4.0%
Total	100.0%

Sales and Marketing

Sales and Marketing.    We employ an experienced advertising sales force. We provide in-house education and training to our sales force to ensure they provide our current and prospective clients with comprehensive information about our services, the advantages of using our advertising networks as marketing channels, and relevant information regarding the advertising industry.  We also market our advertising services from time to time by placing advertisements on television, and acting as sponsor to third-party programming as well as to our shows.

Market Research.    We believe our advertising clients derive substantial value from our ability to provide advertising services targeted at specific segments of consumer markets. Market research is an important part of evaluating the effectiveness and value of our business to advertisers. We conduct market research, consumer surveys, demographic  analysis and other advertising industry research for internal use to evaluate new and existing advertising channels. We also purchase or commission studies containing relevant market study data from reputable third-party market research firms, iResearch Consulting Co., Ltd. We typically consult such studies to assist us in evaluating the effectiveness of our network to our advertisers. A number of these studies contain research on the numbers and socio-economic and demographic profiles of the people who visit our network.

Suppliers

The primary hardware required for the operation of our business consists of servers and other firmware with which we operate 28.com, video production and editing equipment for our television programming, and components for our bank kiosks, including the LCD displays.  We also develop and install software in our displays to assist us with the configuration, editing and operation of our advertising content cycles. Maintaining a steady supply of these kiosks and their proprietary LCD displays is important to our operations and the growth of our advertising network. We purchase our television displays from third party manufacturers who build these components according to our specifications. We select component suppliers based on price and quality. As there are several other qualified alternative suppliers for our equipment, our obligation to our current suppliers is not exclusive. We have never experienced any material delay or interruption in the supply of our digital television displays.

We deploy advanced traffic generation techniques, search-engine optimization and other technologies that assist advertisers, advertising agencies and web publishers in creating and delivering Internet ads, monitoring and analyzing website traffic, tracking the performance of advertising campaigns and implementing direct marketing.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce cost and time to deploy, configure, maintain, support and manage computer servers and system. Whether or not we deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through 28.com to enhance ease of use. In addition, we focus on enhancing related software systems enabling us to track and monitor advertiser demands.

Intellectual Property

We have three software copyright certificates issued by the State Copyright Office of the PRC (“SCO”) as below:

Name of Software	Registration Number
基于互联网广告效果投放综合监测及管理平台软件 V1.0 Software V1.0 of General Monitoring and Management Platform on Internet Advertising Effect	2008SRBJ4073
基于效果的搜索引擎服务平台软件 V1.0 Software V1.0 of Effect-based Search Engine Service Platform	2008SRBJ4084
基于互联网广告留言综合分析及管理平台软件 V1.0 Software V1.0 of General Analysis and Management Platform on Internet Based Advertising Message	2008SRBJ4084

With this intellectual property, we can facilitate our provision of services that are in demand by the appropriate customers and can track end users to help our customers assess and adjust their marketing strategies.

We started the upgrade process of our Office Automation (OA) system in 2009, to enhance the accuracy of our client service and efficiency of our cross-department communication.  Our OA system upgrade mainly include the following modules: Advertising contract management, Accounts receivable collection management, Customer relationship management.

We plan to increase the investment of R&D expenditures to enhance the safety of our hardware and server which we dependent upon in supporting our network and managing and monitoring programs on the network.

Competition

We compete with other advertising companies in China including companies that operate Internet advertising portals or television advertising media networks, such as u88.cn 3158.com 08.cn and 78.cn. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboard, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, magazines and radio.

Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Government Regulation

The PRC government imposes extensive controls and regulations over the media industry, including on television, radio, newspapers, magazines, advertising, media content production, and the market research industry. This section summarizes the principal PRC regulations that are relevant to our lines of business.

Regulations on the Advertising Industry in China

Foreign Investments in Advertising

Under the Administrative Provision on Foreign Investment in the Advertising Industry, jointly promulgated by the SAIC and MOFCOM on March 2, 2004, or the 2004 Provision, foreign investors can invest in PRC advertising companies either through wholly owned enterprises or joint ventures with Chinese parties. Since December 10, 2005, foreign investors have been allowed to own up to 100% equity interest in PRC advertising companies. However, the foreign investors must have at least three years of direct operations outside China in the advertising industry as their core business. This requirement is reduced to two years if foreign investment in the advertising company is in the form of a joint venture. Such requirement is also provided similarly in the newly promulgated regulation that replaced the 2004 Provision as of October 1, 2008, except that according to the new regulation, the establishment of wholly foreign-owned advertising companies must be approved by the SAIC or its authorized provincial counterparts and provincial MOFCOM instead of the SAIC and MOFCOM only. Foreign-invested advertising companies can engage in advertising design, production, publishing and agency, provided that certain conditions are met and necessary approvals are obtained.

We have not engaged in direct operations outside China in the advertising industry as our core business. Therefore, our subsidiary in China, Rise King WFOE, is ineligible to apply for the required licenses for providing advertising services in China. Our advertising business is operated by Business Opportunity Online and Beijing CNET Online in China.  We have been, and are expected to continue to be, dependent on these companies to operate our advertising business. We do not have any equity interest in our PRC Operating Entities, but Rise King WFOE, receives the economic benefits of the same through the Contractual Arrangements.

We have been advised by our PRC counsel, that each of the Contractual Agreements complies, and immediately after the completion of the transactions contemplated herein, will comply with all applicable PRC laws and regulations and does not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, there exist substantial uncertainties regarding the application, interpretation and enforcement of current and future PRC laws and regulations and its potential effect on its corporate structure and contractual arrangements. The interpretation of these laws and regulations are subject to the discretion of competent PRC authorities. There can be no assurance that the PRC regulatory authorities will not take a view different from the opinions of our PRC counsel and determine that its corporate structure and contractual arrangements violate PRC laws, rules and regulations. In the event that the PRC regulatory authorities determine in their discretion that our corporate structure and contractual arrangements violate applicable PRC laws, rules and regulations, including restrictions on foreign investment in the advertising industry in the future, We may be subject to severe penalties, including an order to cease its business operations.

Business License for Advertising Companies

On October 27, 1994, the Tenth Session of the Standing Committee of the Eighth National People’s Congress adopted the Advertising Law which became effective on February 1, 1995. According to the currently effective Advertising Law and its various implementing rules, companies engaging in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes within its scope the operation of an advertising business. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. We have obtained such a business license from the local branches of the SAIC as required by existing PRC regulations. We do not expect to encounter any difficulties in maintaining the business license. However, if we seriously violate the relevant advertising laws and regulations, the SAIC or its local branches may revoke our business licenses.

Outdoors

The Advertising Law in China stipulates that the exhibition and display of outdoor advertisements must comply with certain requirements. It provides that the exhibition and display of outdoors advertisements must not:

•	utilize traffic safety facilities and traffic signs;
•	impede the use of public facilities, traffic safety facilities and traffic signs;
•	obstruct commercial and public activities or create an unpleasant sight in urban areas;
•	be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; or
•	be placed in areas prohibited by the local governments from having outdoor advertisements.

In addition to the Advertising Law, the SAIC promulgated the Outdoor Advertising Registration Administrative Regulations on December 8, 1995, as amended on December 3, 1998 and May 22, 2006, which also governs the outdoor advertising industry in China. Under these regulations, outdoor advertisements in China must be registered with the local SAIC before dissemination. The advertising distributors are required to submit a registration application form and other supporting documents for registration. After review and examination, if an application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. The content, quantity, format, specifications, periods, distributors’ name, and locations of dissemination of the outdoor advertisement must be submitted for registration with the local SAIC. A change of registration with local SAICs must be effected in the event of a change in the distributor, the location of dissemination, the periods, the content, the format, or the specifications of the advertisements. It is unclear whether the SAIC, or any of its local branches in the municipalities and provinces covered by our network, will deem our business as outdoor advertising business, and thus require us to obtain the Outdoor Advertising Registration Certificate. If the PRC government determines that we were obligated to complete outdoor advertisement registration as an outdoor advertising network operator, we may be subject to administrative sanctions, including discontinuation of its business for failure to complete such registration.”

In addition, on December 6, 2007, the State Administration of Radio, Film and Television (“SARFT”) promulgated the December 2007 Notice pursuant to which the broadcasting of audio and visual programs, including news, drama series, sports, technology, entertainment and other programs, through radio and television networks, the Internet and other information systems affixed to vehicles and buildings and in airports, bus and railway stations, shopping malls, banks, hospitals and other outdoor public media would be subject to approval by the SARFT. The December 2007 Notice required the local branches of SARFT to investigate and record any organization or company engaging in the activities described in the December 2007 Notice without permission, to send written notices to such organizations or companies demanding their compliance with the December 2007 Notice, and to report the results of such investigations to SARFT by January 15, 2008. We have not yet received any notice from the SARFT or any of its local branches demanding compliance with the December 2007 Notice.  We may, however, be required to obtain an approval from SARFT under the December 2007 Notice, or may be required to remove entertainment programs from its advertising network.

Advertising Content

PRC advertising laws, rules and regulations set forth certain content requirements for advertisements in China including, among other things, prohibitions on false or misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceutical products, medical procedures, alcohol, tobacco, and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws or regulations, must be submitted to relevant authorities for content approval prior to dissemination.

Advertisers, advertising operators, including advertising agencies, and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute is true and in full compliance with applicable laws. In providing advertising services, advertising operators and advertising distributors must review the supporting documents provided by advertisers for advertisements and verify that the content of the advertisements complies with applicable PRC laws, rules and regulations. Prior to distributing advertisements that are subject to government censorship and approval, advertising distributors are obligated to verify that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for their advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

We do not believe that advertisements containing content subject to restriction or censorship comprise a material portion of the advertisements displayed on our media network. However, there can be no assurance that each advertisement displayed on our network complies with relevant PRC advertising laws and regulations. Failure to comply with PRC laws and regulations relating to advertisement content restrictions governing the advertising industry in China may result in severe penalties.

Regulation on Intellectual Property

Regulation on Trademark

The Trademark Law of the PRC was adopted at the 24th meeting of the Standing Committee of the Fifth National People’s Congress on August 23, 1982 and amended on February 22, 1993 and October 27, 2001. The Trademark Law sets out the guidelines on administration of trademarks and protection of the exclusive rights of trademark owners. In order to enjoy an exclusive right to use a trademark, one must register the trademark with the Trademark Bureau of the SAIC and obtain a registration certificate.

Regulation on Patents

The Patent Law of the PRC was adopted at the 4th Meeting of the Standing Committee of the Sixth National People’s Congress on March 12, 1984 and subsequently amended in 1992 and 2000. The Patent Law extends protection to three kinds of patents: invention patents, utility patents and design patents. According to the Implementing Regulations of the Patent Law, promulgated by the State Council of the PRC on December 28, 2002 and effective on February 1, 2003, an invention patent refers to a new technical solution relating to a product, a process or improvement. When compared to existing technology, an invention patent has prominent substantive features and represents notable progress. A utility patent refers to any new technical solution relating to the shape, the structure, or their combination, of a product. Utility patents are granted for products only, not processes. A design patent (or industrial design) refers to any new design of the shape, pattern or color of a product or any combination thereof that creates an aesthetic feeling and is suitable for industrial application. Inventors or designers must register with the State Intellectual Property Office to obtain patent protection. The term of protection is twenty years for invention patents and ten years for utility patents and design patents. Unauthorized use of patent constitutes an infringement and the patent holders are entitled to claims of damages, including royalties, to the extent reasonable, and lost profits.

Regulation on Copyright

The Copyright Law of the PRC was adopted at the 15th Meeting of the Standing Committee of the Seventh National People’s Congress on September 7, 1990 and amended on October 27, 2001. Unlike patent and trademark protection, copyrighted works do not require registration for protection in China. However, copyright owners may wish to voluntarily register with China’s National Copyright Administration to establish evidence of ownership in the event enforcement actions become necessary. Consent from the copyright owners and payment of royalties are required for the use of copyrighted works. Copyrights of movies or other audio or video works usually expire fifty years after their first publication. We believe that we are in compliance with the PRC regulations on copyright.

Regulations on Foreign Currency Exchange

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated on August 25, 2008 and various regulations issued by SAFE and other relevant PRC government authorities, the Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from SAFE or its local branch for conversion of the Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in Renminbi. Domestic companies or individuals can repatriate foreign currency payments received from abroad or deposit these payments abroad subject to applicable regulations that expressly require repatriation within certain period. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local branch. Foreign currencies received under current account items can be either retained or sold to financial institutions engaged in the foreign exchange settlement or sales business without prior approval from SAFE by complying with relevant regulations. Foreign exchange income under capital account can be retained or sold to financial institutions engaged in foreign exchange settlement and sales business, with prior approval from SAFE unless otherwise provided.

Our business operations, which are subject to the foreign currency exchange regulations, have all been in accordance with these regulations. We will take steps to ensure that our future operations are in compliance with these regulations.

Foreign Exchange Registration of Offshore Investment by PRC Residents

Pursuant to SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, or Circular No. 75, issued on October 21, 2005 and effective on November 1, 2005, (i) a PRC resident, including a PRC resident natural person or a PRC company, shall register with the local branch of SAFE before it establishes or controls an overseas SPV for the purpose of overseas equity financing (including convertible debt financing); (ii) when a PRC resident contributes the assets of or its equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident shall register his or her interest in the SPV and the change thereof with the local SAFE branch; and (iii) when the SPV undergoes a material event outside China, such as a change in share capital, or merger or acquisition, the PRC resident shall, within 30 days of the occurrence of such event, register such change with the local branch of SAFE. PRC residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006.  Such deadline has been further extended by the Circular 106.

Under Circular No. 75, failure to comply with the registration procedures set forth above may result in penalties, including restrictions on a PRC subsidiary’s foreign exchange activities in capital accounts and its ability to distribute dividends to the SPV. On May 29, 2007, SAFE issued Circular 106 as the implementing rules of Circular 75, which provides more detailed provisions and requirements for the registration procedures.

On December 25, 2006, the People’s Bank of China promulgated the “Measures for the Administration of Individual Foreign Exchange,” and on January 5, 2007, SAFE promulgated the implementation rules on those measures. These regulations became effective on February 1, 2007. Pursuant to these regulations, PRC citizens who are granted shares or share options by an overseas listed company according to its employee share option or share option plan are required, through a qualified PRC agent which may be the PRC subsidiary of such overseas listed company, to register with the SAFE and complete certain other procedures related to the share option or share option plan. Foreign exchange income received from the sale of shares or dividends distributed by the overseas listed company must be remitted into a foreign currency account of such PRC citizen or be exchanged into Renminbi. In addition, Circular 106 requires a PRC resident to make the SPV filing together with the employee stock option filing. Moreover, the PRC resident is required to make an amendment to the previous filings when he or she exercises his or her employee stock options.

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by PRC operating subsidiaries include the Company Law of the PRC (1993), as amended in 2006, the Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and the Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, PRC subsidiaries, including wholly owned foreign enterprises, or WFOEs, and domestic companies in China, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, its PRC significant subsidiaries, including WFOEs and domestic companies, are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the cumulative amount of such reserve reaches 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Tax

On March 16, 2007, the Fifth Session of the Tenth National People’s Congress of PRC passed the Enterprise Income Tax Law of the People’s Republic of China, or EIT Law, which became effective on January 1, 2008. On November 28, 2007, the State Council at the 197th Executive Meeting passed the Regulation on the Implementation of the Income Tax Law of the People’s Republic of China, which became effective on January 1, 2008.  The EIT Law adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and revoked the existing tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. However, there is a transition period for enterprises, whether foreign-invested or domestic, that received preferential tax treatments granted by relevant tax authorities prior to the effectiveness of the EIT Law. Enterprises that were subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and gradually transit to the new tax rate within five years after the effective date of the EIT Law.

Under the EIT Law, enterprises are classified as either “resident enterprises” or “non-resident enterprises.” Pursuant to the EIT Law and the Implementation Rules, enterprises established under PRC laws, or enterprises established outside China whose “de facto management bodies” are located in China, are considered “resident enterprises” and subject to the uniform 25% enterprise income tax rate for their global income. According to the Implementation Rules, “de facto management body” refers to a managing body that in practice exercises overall management and control over the production and business, personnel, accounting and assets of an enterprise. Our management is currently based in China and is expected to remain in China in the future. In addition, although the EIT Law provides that “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” is exempted income, and the Implementation Rules refer to “dividends, bonuses and other equity investment proceeds between qualified resident enterprises” as the investment proceeds obtained by a resident enterprise from its direct investment in another resident enterprise, however, it is unclear whether our circumstance is eligible for exemption.

Furthermore, the EIT Law and Implementation Rules provide that the “non-resident enterprises” are subject to the enterprise income tax rate of 10% on their income sourced from China, if such “non-resident enterprises” (i) do not have establishments or premises of business in China or (ii) have establishments or premises of business in China, but the relevant income does not have actual connection with their establishments or premises of business in China. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between China and the jurisdictions in which its non-PRC shareholders reside. Under the Double Tax Avoidance Arrangement between Hong Kong and Mainland China, if the Hong Kong resident enterprise owns more than 25% of the equity interest in a company in China, the 10% withholding tax on the dividends the Hong Kong resident enterprise received from such company in China is reduced to 5%. If China Net HK is considered to be a Hong Kong resident enterprise under the Double Tax Avoidance Arrangement and is considered to be a “non-resident enterprise” under the EIT Law, the dividends paid to us by Rise King WFOE may be subject to the reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, issued on February 20, 2009 by the State Administration of Taxation, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment.

We are in the process of evaluating the impact of the EIT Law on our results of operations. Any significant income tax expenses may have a material adverse effect on our net income in 2008 and beyond. Reduction or elimination of the financial subsidies or preferential tax treatments we currently enjoy or imposition of additional taxes on us or our subsidiary in China may significantly increase our income tax expense and materially reduce our net income.

Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, including CSRC, MOC, SAT, SASAC, SAIC and SAFE, jointly promulgated the M&A Rules, which became effective on September 8, 2006, to regulate foreign investment in PRC domestic enterprises. The M&A Rules provide that the MOC must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exist: (i) the transaction involves an important industry in China; (ii) the transaction may affect national “economic security”; or (iii) the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China. The M&A Rules also contain a provision requiring offshore SPVs formed for the purpose of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and procedures for obtaining any required approval from the CSRC.

To date, the application of the M&A Rules is unclear. Our PRC counsel, has advised us that:

•	the CSRC approval requirement applies to SPVs that acquire equity interests in PRC companies through share exchanges and cash, and seek overseas listings; and

•
based on their understanding of the current PRC laws, rules and regulations and the M&A Rules, unless there are new PRC laws and regulations or clear requirements from the CSRC in any form that require the prior approval of the CSRC for the listing and trading of any overseas SPV’s securities on an overseas stock exchange, the M&A Rules do not require that we obtain prior CSRC approval because:  (i) the Share Exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) we are not a special purpose vehicle formed or controlled by PRC companies or PRC individuals; and (iii) we are owned or substantively controlled by foreigners.

However, the interpretation and application of the M&A Rules remain unclear, and the PRC government authorities have the sole discretion to determine whether the transaction is subject to the approval of the CSRC, especially when taking into consideration of the performance-based incentive option arrangement by way of the Share Transfer Agreements. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval is required for the transaction, we cannot predict how long it would take to obtain the approval. In addition, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative or other sanctions from these regulatory agencies.

Further, new rules and regulations or relevant interpretations may be issued from time to time that may require us to obtain retroactive approval from the CSRC in connection with the business combination. If this were to occur, our failure to obtain or delay in obtaining the CSRC approval for the business combination would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, results of operations and financial condition.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval is required for the business combination, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. New rules and regulations or relevant interpretations may require that we retroactively obtain approval from the CSRC in connection with the business combination. If this were to occur, our failure to obtain or delay in obtaining the CSRC approval for the transaction would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, results of operations and financial condition.

The M&A Rules also established additional procedures and requirements expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. These rules may also require the approval from the MOC where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including MOC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business.

Our Corporate History and Background

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of our incorporation until June 26, 2009, when we consummated the Share Exchange (as defined below), our business development activities were primarily concentrated in web server access and company branding in hosting web based e-games.

Our wholly owned subsidiary, China Net Online Media Limited was incorporated in the British Virgin Islands on August 13, 2007 (“China Net”).  In April 11, 2008, China Net became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established and is the parent company of Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the People's Republic of China (“Rise King WFOE”).  We refer to the transactions that resulted in China Net becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” We operate our business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“ Beijing CNET Online ”), and Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”).  Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.  From time to time, we refer to them collectively as the “ PRC Operating Entities ”.

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

Restructuring

In October 2008, a restructuring plan was developed (the “Restructuring”).  The Restructuring was accomplished in two steps.  The first step was for Rise King WFOE to acquire control over Business Opportunity Online and Beijing CNET Online (collectively the “PRC Operating Subsidiaries”) by entering into a series of contracts (the “Contractual Agreements”), which enabled Rise King WFOE to operate the business and manage the affairs of the PRC Operating Subsidiaries. Both of the PRC Operating Subsidiaries at that time and currently are owned by Messrs. Handong Cheng, Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders”). Messrs. Cheng and Liu, are now our Chief Executive Officer and Chief Operating Officer, respectively.  After the PRC Restructuring was consummated, the second step was for China Net to enter into and complete a transaction with a U.S. public reporting company, whereby that company would acquire China Net, China Net HK and Rise King WFOE, and control the PRC Operating Subsidiaries (the “China Net Companies”).

Legal Structure of the PRC Restructuring

 The PRC Restructuring was consummated in a manner so as not to violate PRC laws relating to restrictions on foreign ownership of businesses in certain industries in the PRC and the PRC M&A regulations.

The Foreign Investment Industrial Guidance Catalogue jointly issued by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission in 2007 classified various industries/business into three different categories: (i) encouraged for foreign investment, (ii) restricted to foreign investment, and (iii) prohibited from foreign investment.  For any industry/business not covered by any of these three categories, they will be deemed industries/business permitted to have foreign investment.  Except for those expressly provided restrictions, encouraged and permitted industries/business are usually open to foreign investment and ownership.  With regard to those industries/business restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership.

The business of the PRC Operating Subsidiaries falls under the class of a business that provides Internet content or information services, a type of value added telecommunication services, for which restrictions upon foreign ownership apply, which means Rise King WFOE is not allowed to do the business the PRC Operating Subsidiaries companies are currently pursuing.  Advertising business is open to foreign investment but one of the requirements is that the foreign investors of a WFOE shall have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“ SAIC ”) on August 22, 2008.  Rise King WFOE is not allowed to engage in the advertising business because its shareholder, China Net HK, does not meet such requirements.  In order to control the business and operations of the PRC Operating Subsidiaries, and consolidate the financial results of the two companies in a manner that does not violate current PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Subsidiaries. The Contractual Agreements allow us through Rise King WFOE to, among other things, secure significant rights to influence the two companies’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Subsidiaries.  In return, Rise King WFOE provides consulting services to the PRC Operating Subsidiaries.  In addition, to ensure that the PRC Operating Subsidiaries and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Subsidiaries.  They have also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content or information services in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Subsidiaries directly.

Each of the PRC Shareholders entered into a share transfer agreement (the “Share Transfer Agreement”) with Mr. Yang Li, the sole shareholder of Rise King BVI, which is a 55% shareholder of China Net. The PRC Shareholders have been granted the incentive options for the contributions that they have made and will continue to make to Rise King BVI. Under the Share Transfer Agreements Mr. Li granted to each of the PRC Shareholders an option to acquire, in the aggregate 10,000 shares of Rise King BVI, representing 100% of the issued and outstanding shares of Rise King BVI, provided that certain financial performance thresholds were met by the China Net.  The Share Transfer Agreement was formalized and entered into on April 28, 2009.  Subject to registering with the State Administration of Foreign Exchange (“SAFE”) prior to the exercise and issuance of the Option Shares under the Share Transfer Agreements, which is an administrative task,  there is no prohibition under PRC laws for the PRC Shareholders to earn an interest in Rise King BVI after the PRC Restructuring is consummated in compliance with PRC law.

Pursuant to the Share Transfer Agreement, the Option Shares vest and become exercisable in one-third increments upon the China Net Companies attaining consolidated gross revenue performance targets for fiscal 2009, the six month period ended June 30, 2010 and the six month period ended December 31, 2010 of RMB 100 million, RMB 60 million and RMB 60 million. If the China Net Companies achieve the performance targets the exercise price will be $1.00 per share.  If the targets are not met, the exercise price shall increase to $2.00 per shares. Therefore, as of February 14, 2011, 100% of the Option Shares will be exercisable.

Accounting Treatment of the Restructuring

The Restructuring is accounted for as a transaction between entities under common control in a manner similar to pooling of interests, with no adjustment to the historical basis of the assets and liabilities of the PRC Operating Subsidiaries.  The operations of the Entities are consolidated as if the current corporate structure had been in existence throughout the period presented in the audited financial statements. The Restructuring is accounted for in this manner because pursuant to an Entrustment Agreement dated June 5, 2009 (the “Entrustment Agreement”) between Rise King BVI and the PRC Shareholders, Rise King BVI granted to the PRC Shareholders, on a collective basis, managerial control over each of the China Net Companies by delegating to the PRC Shareholders its shareholder rights, including the right to vote, and its rights to designate management of the China Net Company.  The Entrustment Agreement, together with the Contractual Arrangements, demonstrates the ability of the PRC Shareholders to continue to control Business Opportunity Online and Beijing CNET Online, which are under our common control.

Below is a summary of the material terms of the Contractual Agreements.

Exclusive Business Cooperation Agreements

Pursuant to Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Subsidiaries in October 2008, Rise King WFOE has the exclusive right to provide to the PRC Operating Subsidiaries complete technical support, business support and related consulting services, which include, among other things, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Each PRC Operating Subsidiary has agreed to pay an annual service fee to Rise King WFOE equal to 100% of its audited total amount of operational income each year.  Each PRC Operating Subsidiary has also agreed to pay a monthly service fee to Rise King WFOE equal to 100% of the net income generated on a monthly basis. The payment and terms of payment are fixed to ensure that Rise King WFOE obtains 100% of the net income for that month, although adjustments may be made upon approval by Rise King WFOE to provide for operational needs. If at year end, after an audit of the financial statements of any PRC Operating Subsidiary, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC Operating Subsidiary must pay such shortfall to Rise King WFOE. Each agreement has a ten-year term, subject to renewal and early termination in accordance with the terms therein.

Exclusive Option Agreements

Under Exclusive Option Agreements entered into by and among Rise King WFOE, each of the PRC Shareholders, dated as of October 8, 2008, each of the PRC Shareholders irrevocably granted to Rise King WFOE or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Subsidiary for a purchase price of RMB 10 or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Rise King WFOE or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at the election of Rise King WFOE.

Equity Pledge Agreements

Under the Equity Pledge Agreements entered into by and among Rise King WFOE, the PRC Operating Subsidiaries and each of the PRC Shareholders, dated as of October 8, 2008, the PRC Shareholders pledge, all of their equity interests in  PRC Operating Subsidiaries to guarantee Beijing CNET Online’s performance of its obligations under the Exclusive Business Cooperation Agreement. If Beijing CNET Online or any of the PRC Shareholders breaches his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Rise King WFOE, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders of the PRC Operating Subsidiaries agree not to dispose of the pledged equity interests or take any actions that would prejudice Rise King WFOE's interest, and to notify Rise King WFOE of any events or upon receipt of any notices which may affect Rise King WFOE's interest in the pledge. Each of the equity pledge agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

Irrevocable Powers of Attorney

The PRC Shareholders have each executed an irrevocable power of attorney, dated as of October 8, 2008, to appoint Rise King WFOE as their exclusive attorneys-in-fact to vote on their behalf on all PRC Operating Subsidiary matters requiring shareholder approval.  The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Subsidiary.

Share Exchange

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) ChinaNet BVI, (ii) ChinaNet BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“ Clear ” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “ChinaNet BVI Shareholders”), who together own shares constituting 100% of the issued and outstanding ordinary shares of ChinaNet BVI (the “ChinaNet BVI Shares”), and (iii) G. Edward Hancock, the former principal stockholder of the Company. Pursuant to the terms of the Exchange Agreement, the ChinaNet BVI Shareholders transferred to the Company all of the ChinaNet BVI Shares in exchange for the issuance of 13,790,800 (the “Exchange Shares” ) shares of Common Stock (the “Share Exchange”).  As a result of the Share Exchange, ChinaNet BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing advertising, marketing and communication services to small and medium companies in China.

Immediately prior to the Share Exchange, we cancelled and retired 4,400,000 shares of our issued and outstanding Common Stock (the “Cancelled Shares”) (reducing our issued and outstanding shares to 1,383,500), and issued 600,000 shares of our Common Stock in the aggregate to certain third parties in consideration for services rendered (resulting in 1,983,500 shares of issued and outstanding Common Stock immediately prior to the Share Exchange).  A cash amount of $300,000, previously deposited by us into an escrow account was paid to G. Edward Hancock, our former majority shareholder and owner of the Cancelled Shares, as consideration for cancelling the Cancelled Shares in connection with the Share Exchange.  As a result of the cancellation of the Cancelled Shares, the share issuance described above, and the Share Exchange, we had 15,774,300 shares issued and outstanding immediately following the Share Exchange.

In connection with the Share Exchange, we entered into a Registration Rights Agreement dated June 26, 2009 with certain of our stockholders signatory thereto.  Pursuant to the Registration Rights Agreement, we agreed to provide those stockholders signatory thereto, for a 90-day period from the date of signing, piggyback registration rights under the Securities Act on a portion of their shares.  In the event that we do not file such registration statement within the 90-day period, the stockholders holding a majority of the securities registrable under the Registration Rights Agreement will have a demand registration right. There are no other penalties or liquidated damages (in securities of the Company, cash or otherwise) as a result of the Company not successfully filing a registration statement within the 90-day period or pursuant to the terms of the demand.  Although we timely complied with the filing of a registration statement as required, due to the SEC’s application of Rule 415, we were cutback certain shares on the registration statement and, as a result, we were unable to register the shares held by these stockholders.

Name Change

Prior to July 14, 2009, our company name was Emazing Interactive, Inc.  On July 14, 2009, the Company caused to be formed a corporation under the laws of the State of Nevada called ChinaNet Online Holdings, Inc. (the "Merger Sub") and acquired one hundred shares of its common stock for cash. As such, Merger Sub was merged with and into the Company.  As a result of the merger, the separate existence of the Merger Sub ceased.  As a further result of the merger, our corporate name was changed to “ChinaNet Online Holdings, Inc.”  We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

2009 Financing

On August 21, 2009 (the “Closing Date”), we entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “ Investors ”), pursuant to which we sold units, comprised of 10% Series A Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred Stock”), and two series of warrants, for a purchase price of $2.50 per unit and gross proceeds of approximately $10.3 million (the “Financing”).  Net proceeds from the Financing were approximately $9.5 million.  We sold 4,121,600 units in the aggregate, which included (i) 4,121,600 shares of our Series A Preferred Stock, (ii) Series A-1 Warrants to purchase 2,060,800 shares of Common Stock at an exercise price of $3.00 per share with a three-year term, and (ii) Series A-2 Warrants to purchase 2,060,800 shares of Common Stock at an exercise price of $3.75 with a five-year term.  In connection with the Financing, we issued to TriPoint Global Equities, LLC warrants to purchase 329,728 shares of our Common Stock at an exercise price of $2.50 per share, 164,864 at an exercise price of $3.00 and 164,864 at an exercise price of $3.75. The warrants expire on August 20, 2014.

In connection with the Financing, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the Common Stock underlying the Series A Preferred Stock, the Series A-1 Warrants and the Series A-2 Warrants (the “Registrable Securities) , thirty (30) days after the closing of the Financing.  All of the Registrable Securities were registered on a Registration Statement of Form S-1 (Reg. No. 333-162038), which went effective on December 31, 2009.  We are required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).

In connection with the Financing, we entered into a securities escrow agreement with the Investors (the “Escrow Agreement”), pursuant to which Rise King Investment Limited, a British Virgin Islands company (the “Principal Stockholder”), initially placed 2,558,160 shares of Common Stock (the “Escrow Shares”) into an escrow account.  Of the Escrow Shares, 1,279,080 shares (equivalent to 50% of the Escrow Shares) are being held as security for the achievement of audited net income equal to or greater than $7.7 million for the fiscal year 2009 (the “2009 Performance Threshold”) and the remaining 1,279,080 of the Escrow Shares are being held as security for the achievement of audited net income equal to or greater than $14 million for the fiscal year 2010 (the “2010 Performance Threshold”).

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

For the purposes of the Escrow Agreement, net income is defined in accordance with US GAAP and reported by us in our audited financial statements for each of the fiscal years ended 2009 and 2010; provided, however, that net income for each of fiscal years ended 2009 and 2010 shall be increased by any non-cash charges incurred (i) as a result of the Financing, including without limitation, as a result of the issuance and/or conversion of the Series A Preferred Stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the Investors, as applicable, pursuant to the terms of the Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to Messrs. Handong Cheng and Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders”), upon the exercise of options granted to the PRC Shareholders by the Principal Stockholder, (iv) as a result of the issuance of warrants to any placement agent and its designees in connection with the Financing, (v) the exercise of any warrants to purchase Common Stock outstanding  and (vi) the issuance under any performance based equity incentive plan that we adopt.

In addition, we are a party to a Lock-Up Agreement with each of our executive officers and directors (the “Affiliates”), under which the Affiliates have agreed with not to offer, sell, contract to sell, assign, transfer, hypothecate gift, pledge or grant a security interest in, or other wise dispose of  any shares of our common stock that such Affiliates presently own or may acquire after the Closing Date during the period commencing on the Closing Date and expiring on the date that is six months following the effective date of the Registration Statement  (the “Lock-up Period”), which is June 30, 2010.  Each Affiliate further agreed that during the 12-month period following the Lock-up Period, such Affiliate shall not transfer more than one-twelfth (1/12) of such Affiliate’s holding of Common Stock during any one calendar month.

Our net income as adjusted for the purposes of the Escrow Agreement was  $8.4 million and therefore we exceeded the 2009 Performance Threshold.

  Employee

As of December 31, 2009, we had 224 full-time employees, 91 of which are in sales and marketing, 53 in operations and support, 23 in management and administration and 57 in technology and R & D.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member ’ s retirement date.

Generally we enter into a standard employment contract with our officers and managers for a set period of years and a standard employment contract with other employees for a set period of years.  According to these contracts, all of our employees are prohibited from engaging in any activities that compete with our business during the period of their employment with us.  Furthermore, the employment contracts with officers or managers include a covenant that prohibits officers or managers from engaging in any activities that compete with our business for two years after the period of employment.

Corporation Information

 Our principal executive offices are located at No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC.  Our telephone number at this address is (86 10) 51600828 and our fax number is (86 10) 51600 328.  For more information, see www.chinanet-online.com.

ITEM 1A. RISK FACTORS

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Related to Our Business

The recent global economic and financial market crisis has had and may continue to have a negative effect on the market price of our business, and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, in the United States, China and other parts of the world. This global economic and financial market crisis has had, and may continue to have, a negative effect on the market price of our business, the volatility of which has increased as a result of the disruptions in the financial markets. It may also impair our ability to borrow funds or enter into other financial arrangements if and when additional founds become necessary for our operations. We believe many of our advertisers have also been affected by the current economic turmoil. Current or potential advertisers may no longer be in business, may be unable to fund advertising purchases or determine to reduce purchases, all of which would lead to reduced demand for our advertising services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed costs associated with our operations. Therefore, the global economic and financial market crisis could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

We have a limited operating history, which may make it difficult to evaluate our business and prospects.

We began our Internet advertising service via 28.com in 2003, and entered into the TV production and advertising with China Net TV in May 2008. Both the Internet and TV advertising platforms are targeting SME customers. The SME market in China is still in its early stages. In addition, we started our bank kiosk advertising service through Shanghai Borongdingsi for financial sector customers in 2008. Accordingly, our limited operating history and the early stage of development of the markets in which we operate makes it difficult to evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. Although our revenues have grown rapidly, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our Internet, TV and bank kiosk advertising platforms.

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute is fair, accurate and in full compliance with applicable laws, rules and regulations. Although we comply with the requirements by reviewing the business licenses and the profiles of our clients, clients may post advertisements about business opportunities that are not legitimate over which we have no control. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for its advertising business operations.

In April 2009, CCTV reported a story that a franchised store advertised on 28.com turned out to be a scam, and the fraud victim asserted she joined the store because she trusted the website.  Pursuant to the PRC advertising law, Business Opportunity Online as the publisher of advertisement has the obligation to check relevant documents and verify the content of the advertisement.  For commercial franchise business in China, a franchiser needs to file an application with the MOC or its local branches through the website http://txjy.syggs.mofcom.gov.cn/.  When a franchiser issues an advertisement through Business Opportunity Online, Business Opportunity Online checks the business license, the franchiser’s registration form, the trade mark certificate and other relevant documents to verify the content of the advertisement.  The Internet information services regulations and the anti unfair competition regulations have similar requirements for Internet advertisement publishers.  Based on the laws and regulations above, it is our view that there is neither any mandatory requirement that Business Opportunity Online bear any responsibility for the franchiser’s business activities, nor any valid action or investigation that can be brought by the consumer or the government against Business Opportunity Online based on the franchiser’s business activities.  Nevertheless, the possibility remains that Business Opportunity Online may be required to assume civil and administrative responsibilities subject to further investigation or enforcement by competent authorities.

If advertisers or the viewing public do not accept, or lose interest in, our advertising platforms, our revenues may be negatively affected and our business may not expand or be successful.

The Internet and bank kiosk advertising platforms in China are relatively new and their potential is uncertain. We compete for advertising revenues with many forms of more established advertising media. Our success depends on the acceptance of our advertising platforms by advertisers and their continuing interest in these media as part of their advertising strategies. Our success also depends on the viewing public’s continued receptiveness towards our advertising models. Advertisers may elect not to use our services if they believe that viewers are not receptive to our platforms or that our platforms do not provide sufficient value as an effective advertising medium. If a substantial number of advertisers lose interest in advertising on our platforms, we will be unable to generate sufficient revenues and cash flows to operate our business, and our financial condition and results of operations would be materially and adversely affected.

We operate in the advertising industry, which is particularly sensitive to changes in economic conditions and advertising trends.

Demand for advertising resulting advertising spending by our clients, is particularly sensitive to changes in general economic conditions. For example, advertising expenditures typically decrease during periods of economic downturn. Advertisers may reduce the money they spend to advertise on our advertising platforms for a number of reasons, including:

•	a general decline in economic conditions;

•	a decline in economic conditions in the particular cities where we conduct business;

•	a decision to shift advertising expenditures to other available less expensive advertising media; and

•	a decline in advertising spending in general.

A decrease in demand for advertising media in general, and for our advertising services in particular, would materially and adversely affect our ability to generate revenues, and have a material and adverse effect on our financial condition and results of operations.

If the Internet and, in particular, Internet marketing are not broadly adopted in China, our ability to generate revenue and sustain profitability from the website 28.com could be materially and adversely affected.

Our future revenues and profits from our online advertising agency business that we operate through 28.com are dependent in part upon advertisers in China increasingly accepting the use of the Internet as a marketing channel, which is at an early stage in China. Penetration rates for personal computers, the Internet and broadband in China are all relatively low compared to those in more developed countries. Furthermore, many Chinese Internet users are not accustomed to using the Internet for e-commerce or as a medium for other transactions. Many of our current and potential SME clients have limited experience with the Internet as a marketing channel, and have not historically devoted a significant portion of their marketing budgets to the Internet marketing and promotion. As a result, they may not consider the Internet as effective in promoting their products and services as traditional print and broadcast media.

We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

Increased competition could reduce our profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources, and may successfully mimic and adopt our business models. Moreover, increased competition will provide advertisers with a wider range of media and advertising service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

We have been expanding our operations and plan to continue to expand rapidly in China. To meet the demand of advertisers for a broader coverage, we must continue to expand our platforms by showing our TV productions and advertisements on more television stations, and expanding the bank kiosk platforms in terms of numbers and locations. The continued growth of our business has resulted in, and will continue to result in, substantial demand on our management, operational and other resources. In particular, the management of our growth will require, among other things:

•	increased sales and sales support activities;

•	improved administrative and operational systems;

•	enhancements to our information technology system;

•	stringent cost controls and sufficient working capital;

•	strengthening of financial and management controls; and

•	hiring and training of new personnel.

As we continue this effort, we may incur substantial costs and expend substantial resources. We may not be able to manage our current or future operations effectively and efficiently or compete effectively in new markets we enter. If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

Key employees are essential to growing our business.

Handong Cheng, our chief executive officer and president, Zhige Zhang, our chief financial officer and Xuanfu Liu, our chief operating officer are essential to our ability to continue to grow our business. They have established relationships within the industries in which we operate. If they were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. However, the Company currently has no employment agreements with key employees.

In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We may need additional capital and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our liquidity and financial position.

We may need additional cash resources due to changed business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of alternative advertising media companies;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flow;

•	PRC governmental regulation of foreign investment in advertising service companies in China;

•	economic, political and other conditions in China; and

•	PRC governmental policies relating to foreign currency borrowings.

Our failure to protect our intellectual property rights could have a negative impact on our business.

We believe our brand, trade name, copyrights, domain name and other intellectual property are critical to our success. The success of our business depends in part upon our continued ability to use our brand, trade names and copyrights to further develop and increase brand awareness. The infringement of our trade names and copyrights could diminish the value of our brand and its market acceptance, competitive advantages or goodwill. In addition, our information and operational systems, which have not been patented or otherwise registered as our property, are a key component of our competitive advantage and our growth strategy.

Monitoring and preventing the unauthorized use of our intellectual property is difficult. The measures we take to protect our brand, trade names, copyrights, domain name and other intellectual property rights may not be adequate to prevent their unauthorized use by third parties. Furthermore, application of laws governing intellectual property rights in China and abroad is uncertain and evolving, and could involve substantial risks to us. If we are unable to adequately protect our brand, trade names, copyrights, domain name and other intellectual property rights, we may lose these rights and our business may suffer materially. Further, unauthorized use of our brand, domain name or trade names could cause brand confusion among advertisers and harm our reputation. If our brand recognition decreases, we may lose advertisers and fail in our expansion strategies, and our business, results of operations, financial condition and prospects could be materially and adversely affected.

We rely on computer software and hardware systems in managing our operations, the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our computer software and hardware systems in supporting our network and managing and monitoring programs on the network. In addition, we rely on our computer hardware for the storage, delivery and transmission of the data on our network. Any system failure that interrupts the input, retrieval and transmission of data or increases the service time could disrupt our normal operation. Any failure in our computer software or hardware systems could decrease our revenues and harm our relationships with advertisers and consumers, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We have limited insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.  However, recent changes to the rules of the Securities and Exchange Commission have delayed the requirement for inclusion of such auditor attestation report in our annual report for the year ended December 31, 2009 until we file our annual report for the 2010 fiscal year.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Lack of experience as officers of publicly traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.

We will incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Regulation of Our Business and to Our Structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

All of our operations are conducted through the PRC Operating Entities (as defined below), and through our contractual agreements (as defined below) with each of our PRC Operating Subsidiaries (as defined below) in China. PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Since December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China. We do not currently directly operate an advertising business outside of China and cannot qualify under PRC regulations any earlier than two or three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period of time.  Our PRC Operating Subsidiaries hold the requisite licenses to provide advertising services in China. Our PRC Operating Subsidiaries directly operate our advertising network. We have been and are expected to continue to be dependent on these PRC Operating Subsidiaries to operate our advertising business for the foreseeable future. We have entered into Contractual Agreements with the PRC Operating Subsidiaries, pursuant to which we, through Rise King WFOE, provide technical support and consulting services to the PRC Operating Subsidiaries. In addition, we have entered into agreements with our PRC Operating Subsidiaries and each of their shareholders which provide us with the substantial ability to control these affiliates.

If we, our existing or future PRC Operating Subsidiaries or the PRC Operating Entities are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates advertising companies, would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of Rise King WFOE and/or the PRC Operating Subsidiaries;

•	discontinuing or restricting the operations of Rise King WFOE and/or the PRC Operating Subsidiaries;

•	imposing conditions or requirements with which we, Rise King WFOE and/or our PRC Operating Subsidiaries may not be able to comply;

•	requiring us or Rise King WFOE and/or PRC Operating Subsidiaries to restructure the relevant ownership structure or operations; or

•	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with the PRC Operating Subsidiaries and their shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with our PRC Operating Subsidiaries and their shareholders to operate our advertising business. These contractual arrangements may not be as effective in providing us with control over the PRC Operating Subsidiaries as direct ownership. If we had direct ownership of the PRC Operating Subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of those companies, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if the PRC Operating Subsidiaries or any of their subsidiaries and shareholders fail to perform its or their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against the PRC Operating Subsidiaries if they do not perform their obligations under its contracts with us or if any of the PRC citizens who hold the equity interest in the PRC Operating Subsidiaries do not cooperate with any such actions.

Many of these contractual arrangements are governed by PRC laws and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Contractual arrangements we have entered into among the PRC Operating Subsidiaries may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

If any of our PRC Operating Subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements with the PRC Operating Entities we currently have in place in a manner that would materially and adversely affect the PRC Operating Entities’ ability to pay dividends and other distributions to us. Furthermore, relevant PRC laws and regulations permit payments of dividends by the PRC Operating Entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, each of the PRC Operating Entities is also required to set aside a portion of its net income each year to fund specific reserve funds. These reserves are not distributable as cash dividends. In addition, subject to certain cumulative limits, the statutory general reserve fund requires annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends. As a result of these PRC laws and regulations, the PRC Operating Entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. Any limitation on the ability of the PRC Operating Entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

Risks Associated With Doing Business In China

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We derive a substantial portion of ours sales from China.

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 2.5% against the U.S. dollar in 2005 and 3.3% in 2006. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE.  However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, the Ministry of Commerce (the “MOC”), joined by the China Securities Regulatory Commission (the “CSRC”), State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration of Industry and Commerce (the “SAIC”), and SAFE, jointly promulgated a rule entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006.  This new regulation, among other things, has certain provisions that require SPVs formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the new regulation does not expressly provide that approval from the CSRC is required for the offshore listing of a Special Purpose Vehicle or the SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

It is not clear whether the provisions in the new regulation regarding the offshore listing and trading of the securities of a SPV applies to an offshore company such as us which owns controlling contractual interest in the PRC Operating Entities. We believe that the M&A Rules and the CSRC approval are not required in the context of the share exchange under our transaction because (i) such share exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) we are not a SPV formed or controlled by PRC companies or PRC individuals; and (iii) we are owned or substantively controlled by foreigners.  However, we cannot be certain that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the transactions effected by the share exchange circumvented the new M&A rules, the PRC Securities Law and other rules and notices.

If the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval is required for the transaction, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel the transaction.

The M&A Rules, along with foreign exchange regulations discussed in the above subsection, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, our operating companies’ ability to remit dividends to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control. In addition, such Chinese domestic residents may be unable to complete the necessary approval and registration procedures required by the SAFE regulations. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

New PRC enterprise income tax law could adversely affect our business and our net income.

On March 16, 2007, the National People’s Congress of the PRC passed the new Enterprise Income Tax Law (or EIT Law), which took effect on of January 1, 2008. The new EIT Law imposes a unified income tax rate of 25.0% on all companies established in China. Under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%.

With the introduction of the EIT Law, China has resumed imposition of a withholding tax (10.0% in the absence of a bilateral tax treaty or new domestic regulation reducing such withholding tax rate to a lower rate).  Per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China, a Hong Kong company as the investor, which is considered a “non-resident enterprise” under the EIT Law, may enjoy the reduced withholding tax rate of 5% if it holds more than 25% equity interest in its PRC subsidiary.  As China Net HK is the sole shareholder of Rise King WFOE, substantially all of our income will derive from dividends we receive from Rise King WFOE through China Net HK.  When we declare dividends from the income in the PRC, we can not assure whether such dividends may be taxed at a reduced withholding tax rate of 5% per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China as the PRC tax authorities may regard our China Net HK as a shell company formed only for tax purposes and still deem Rise King WFOE in the PRC as the subsidiary directly owned by us. Based on the Notice on Certain Issues with respect to the Enforcement of Dividend Provisions in Tax Treaties, issued on February 20, 2009 by the State Administration of Taxation, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment.

Investors should note that the new EIT Law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified.  Any increase in our tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

Under the new EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and holders of our securities.

Under the new EIT Law, an enterprise established outside of China with its “de facto management body” in China is considered a “resident enterprise,” meaning that it can be treated the same as a Chinese enterprise for enterprise income tax purposes. The implementing rules of the new EIT Law defines “de facto management body” as an organization that exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of an enterprise. Currently no interpretation or application of the new EIT Law and its implementing rules is available, therefore it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China Net is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide income as well as PRC enterprise income tax reporting obligations. This would mean that income such as interest on offering proceeds and other non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the new EIT Law and its implementing rules dividends paid to us by our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, a 10% withholding tax will be imposed on dividends we pay to our non-PRC shareholders.

Our Chinese operating companies are obligated to withhold and pay PRC individual income tax in respect of the salaries and other income received by their employees who are subject to PRC individual income tax. If they fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on our business.

Under PRC laws, Rise King WFOE and the PRC Operating Subsidiaries will be obligated to withhold and pay individual income tax in respect of the salaries and other income received by their employees who are subject to PRC individual income tax. Such companies may be subject to certain sanctions and other liabilities under PRC laws in case of failure to withhold and pay individual income taxes for its employees in accordance with the applicable laws.

In addition, the SAT has issued several circulars concerning employee stock options. Under these circulars, employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) are required to pay PRC individual income tax in respect of their income derived from exercising or otherwise disposing of their stock options. Our PRC entities will be obligated to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

Because Chinese laws will govern almost all of our business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 80% of our outstanding Common Stock.  Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.  As of March 30, 2010, the closing trade price of our Common Stock was $ 4.84 per share.  As of March 30, 2010, we had approximately       shareholders of record of our Common Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $1.00 per share and a high price of $5.90 per share.

 The market price of our Common Stock may be volatile.

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Because the Company became public by means of a reverse merger, it may not be able to attract the attention of major brokerage firms.

Additional risks may exist since the Company became public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of the Company since there is little incentive to brokerage firms to recommend the purchase of its Common Stock.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

The outstanding warrants may adversely affect us in the future and cause dilution to existing stockholders.

We currently have warrants outstanding to purchase up to 4,781,056 shares of our Common Stock. These warrants have a term ranging from three years to five years and exercise price ranges from $2.50 to $3.75 per share, subject to adjustment in certain circumstances. Exercise of the warrants may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

We may need additional capital and may sell additional securities or other equity securities or incur indebtedness, which could result in additional dilution to our shareholders or increase our debt service obligations.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our stock.  We plan to retain any future earning to finance growth.

The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock is traded on the NYSE Amex, a national securities exchange. We cannot assure you that our securities will meet the continued listing requirements be listed on the NYSE Amex in the future.

If the NYSE Amex delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Our Common Stock is considered “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our Common Stock is currently less than $5.00 per share and therefore may be a “penny stock.”  Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell the Common Stock and may affect your ability to sell shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summaries the location of real property we lease.  We do not own any real property.

Item	Address	Leased/Owned
1	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1 st Floor	Leased

2	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2 nd Floor	Leased

3	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, Basement	Leased

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NYSE AMEX under the trading symbol “CNET” since March 4, 2010.  Prior to that time our common stock was quoted on the OTC Bulletin Board (“ OTCBB ”) under the trading symbol “EMZG, ” until August 14, 2009, when our ticker symbol was change to “CHNT.” The last reported price for our common stock on the NYSE AMEX on March 30, 2010 was  $4.84 per share.

The following table shows the high and low bid quotations for our common stock reported by the OTCBB during 2008 and 2009, and the high and low closing sale prices for our common stock for the first quarter of 2010. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High	Low
2008	First Quarter	$1.00	$1.00

	Second Quarter	$1.00	$1.00

	Third Quarter	$1.00	$1.00

	Fourth Quarter	$1.00	$1.00

2009	First Quarter	$0.25	$0.25

	Second Quarter	$2.50	$1.65

	Third Quarter	$4.50	$1.75

	Fourth Quarter	$5.90	$3.75

2010	First Quarter (through March 30, 2010)	$7.00	$3.75

Holders

As of March 29, 2010, there were approximately 468 record holders of our common stock.

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from China for the payment of such dividends from the profits of the PRC Operating Subsidiaries. We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2009.

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our reports on Form 10-Q or Form 8-K, as applicable, filed with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-K. Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our audited consolidated financial statements and the financial data included in this Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, and its subsidiaries and Variable Interest Entities (“VIEs”).  We prepare our financial statements in conformity with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

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

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification or ASC is effective for interim and annual periods ending after September 15, 2009.  The principal impact on our financial statements for adopting the Codification is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the standards issued and adopted prior to the adoption of the Codification cross-reference alongside references to the Codification.

Foreign currency translation

Our functional currency is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of our PRC operating entities is Renminbi (“RMB’), and PRC is the primary economic environment in which we operate.

For financial reporting purposes, the financial statements of our PRC operating entities, which are prepared using the RMB, are translated into our reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	2009	2008
Balance sheet items, except for equity accounts	6.8372	6.8542

Items in the statements of income and comprehensive income, and statements cash flows	6.8409	6.9623

(a)	No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

Revenue recognition

Our revenue recognition policies are in compliance with ASC Topic 605 (Staff Accounting Bulletin No. 104, “Revenue Recognition”). In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales

Sales include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20 (formerly Emerging Issues Task Force (“EITF”) abstract issue No. 99-17”).  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, we provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered.  We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon our credit assessments of its customers prior to entering into contracts, we determine if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, we recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

Taxation

1.	Income tax

We adopt ASC Topic 740 (formerly SFAS No. 109, “Accounting for income taxes”) and uses liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence; it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. We had no deferred tax assets and liabilities recognized for the year ended December 31, 2009 and 2008.

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”), which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the year ended December 31, 2009 and 2008, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We are incorporated in the State of Nevada.  Under the current law of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the year ended December 31, 2009 or prior periods.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the year ended December 31, 2009. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv).  Our PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013.

•
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the exceeding three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online did not obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law as of December 31, 2008, therefore, its income tax was computed using the income tax rate of 25% for the year ended December 31, 2008.

With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the year ended December 31, 2009 due to its unexpired tax holidays for fiscal year 2009 through fiscal year 2010.

•	The applicable income tax rate for Beijing CNET Online was 25% for the year ended December 31, 2009 and 2008.

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

Accounting for warrants

We analyzed the Warrants in accordance to ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  We adopted the provisions of ASC Topic 815 subtopic 40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, we concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced, in the event we will issue or sell any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to our own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

Since they contain the same terms as the Series A-1 and Series A-2 Warrants, the Placement Agent Warrants are also entitled to the benefit of the “Down-round protection” provision, which means that the Placement Agent Warrant will also need to be accounted for as a derivative under SFAS 133 (“ASC Topic 815”) with changes in fair value recorded in earnings at each reporting period.

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

Registration Rights Agreement

In connection with the Financing, we entered into a registration rights agreement (the “RRA”) with the Investors in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”), thirty (30) days after the closing of the Financing.  We have agreed to use its best efforts to have the Registration Statement declared effective within 150 calendar days after filing, or 180 calendar days after filing in the event the Registration Statement is subject to a “full review” by the SEC.

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

We evaluated the contingent obligation related to the RRA liquidated damages in accordance to “ASC Topic 825 “Financial Instruments” subtopic 20” (formerly Financial Accounting Standards Board Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”). The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered.  Therefore, we concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized for the year ended December 31, 2009.

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

For the purposes of the Escrow Agreement, net income is defined in accordance with US GAAP and reported by us in its audited financial statements for each of the fiscal years ended 2009 and 2010; provided, however, that net income for each of fiscal years ended 2009 and 2010 shall be increased by any non-cash charges incurred (i) as a result of the Financing , including without limitation, as a result of the issuance and/or conversion of the Series A preferred stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the investors, as applicable, pursuant to the terms of the Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to Messrs. Handong Cheng and Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders”), upon the exercise of options granted to the PRC Shareholders by the Principal Stockholder, (iv) as a result of the issuance of warrants to any placement agent and its designees in connection with the Financing, (v) the exercise of any warrants to purchase common stock outstanding  and (vi) the issuance under any performance based equity incentive plan that we adopts.

In accordance to ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  We evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed with our investors, the release of these escrow shares to our Principal Stockholder will not regard to continue employment, and this arrangement is in substance an inducement made to facilitate the financing transaction, rather than as compensatory.  Therefore, we concluded that this arrangement should be recognized and measured according to its nature and reflects as a deduction of the proceeds allocated to the newly issued securities with no compensation expenses recorded in earnings.

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

Accounting for the Series A preferred stock

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control of us on or after an agreed upon date. We evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  We concluded that the embedded conversion feature of the Series A preferred stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

Allocation of the proceeds at commitment date and calculation of beneficial conversion feature

The following table summarized the allocation of proceeds to the Series A preferred stock and the Warrants:

	Gross proceeds Allocated	Number of instruments	Allocated value per instrument
	US$(’000)		US$
Series A-1 Warrant	2,236	2,060,800	1.08
Series A-2 Warrant	2,170	2,060,800	1.05
Series A preferred stock	5,898	4,121,600	1.43
Total	10,304

In accordance to the schedule above, the unit price is: 1.08*50%+1.05*50%+1.43 = US$2.5 per unit.

We then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  We concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance to ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock.  Accordingly, the total proceeds allocated to Series A preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to tour  common stock at any time on or after the initial issue date, all discount was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders.

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

Share-based Compensation

We accounted for share-based compensation in accordance with ASC Topic 718, (formerly SFAS No. 123R “Share-based Payment”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

Reverse merger and common stock (reclassification of the stockholders’ equity)

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

Recent Development

On March 29, 2010, we entered into an agreement to amend certain provisions of the Series A-1, Series A-2 and the placement agent Warrants with the holders of those Warrants originally issued on August 21, 2009.  The amendment to the Warrants removes certain anti-dilution protection rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise prices of the Series A-1, Series A-2 and the placement agent Warrants, which are currently $3.00, $3.75 and $2.5 to $3.75, respectively.  In addition, the amendment to the Warrants added a provision to grant the holders of the Warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise prices of the Warrants then in effect or without consideration.  The parties agreed that the amendments to the Warrants would be retroactive from and including, August 21, 2009.  Except as set forth above, the terms and provisions of the Warrants shall remain in full force and effect.

A.	RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, in thousands of US dollars.

	For the year ended December 31,
	2009	2008
	(US $)	(US $)
Sales
From unrelated parties	$35,354	$20,061
From related parties	2,370	1,447
	37,724	21,508

Cost of sales	21,233	13,786
Gross margin	16,491	7,722

Operating expenses
Selling expenses	4,198	2,705
General and administrative expenses	2,404	1,041
Research and development expenses	480	202
	7,082	3,948

Income from operations	9,409	3,774

Other income (expenses):
Changes in fair value of warrants	(4,425)	-
Interest income	14	8
Other expenses	(99)	(20)
	(4,510)	(12)

Income before income tax expense	4,899	3,762
Income tax expense	880	962
Net income	4,019	2,800

Other comprehensive income
Foreign currency translation gain	14	71
Comprehensive income	$4,033	$2,871

Net income	$4,019	$2,800

Beneficial conversion feature of Series A convertible preferred stock	(5,898)	-
Dividend of Series A convertible preferred stock	(373)	-
Net income (loss) attributable to common shareholders	$(2,252)	$2,800

Earnings /(loss) per share
Basic and diluted	$(0.15)	$0.20

Weighted average number of common shares outstanding:
Basic and diluted	14,825,125	13,790,800

NON-GAAP MEASURES

To supplement the audited consolidated statement of income and comprehensive income presented in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of income from operations, income before income tax expenses, net income and basic and diluted earnings per share for the year ended December 31, 2009 and 2008, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the issuing of Series A preferred stock and warrants in August 2009 financing.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deems it important to provide all of this information to investors.

The following table presented reconciliations of our non-GAAP financial measures to the audited consolidated statements of income and comprehensive income for the year ended December 31, 2009 and 2008 (all amounts in thousands of US dollars):

	For the year ended December 31,
	2009		2008
	GAAP	NON GAAP	GAAP	NON GAAP
Income from operations	$9,409	$9,409	$3,774	$3,774
Other income (expenses):
Changes in fair value of warrants	(4,425)	-	-	-
Interest income	14	14	8	8
Other expenses	(99)	(99)	(20)	(20)
	(4,510)	(85)	(12)	(12)
Income before income tax expense	4,899	9,324	3,762	3,762
Income tax expense	880	880	962	962
Net income	4,019	8,444	2,800	2,800
Other comprehensive income
Foreign currency translation gain	14	14	71	71
Comprehensive income	$4,033	$8,458	$2,871	$2,871

Net income	$4,019	$8,444	$2,800	$2,800

Beneficial conversion feature of series A convertible preferred stock	(5,898)	-	-	-
Dividend for series A convertible preferred stock	(373)	(373)	-	-

Net income (loss) attributable to common shareholders	$(2,252)	$8,071	$2,800	$2,800

Earnings (loss) per common share-Basic	$(0.15)	$0.54	$0.20	$0.20

Earnings (loss) per common share-Diluted	$(0.15)	$0.50	$0.20	$0.20

Weighted average number of common shares outstanding:
Basic	14,825,125	14,825,125	13,790,800	13,790,800
Diluted	14,825,125	16,725,442	13,790,800	13,790,800

REVENUE

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	For the year ended December 31,
	2009		2008
	(Amounts expressed in thousands of US dollars, except percentages)
Internet advertisement	17,722	47.0%	11,292	52.5%
TV advertisement	18,600	49.3%	7,007	32.6%
Internet Ad. resources resell	1,134	3.0%	3,081	14.3%
Bank kiosks	152	0.4%	128	0.6%
Internet information management	116	0.3%	-	-
Total	37,724	100%	21,508	100%

Revenue type	For the year ended December 31,
	2009		2008
	(Amounts expressed in thousands of US dollars, except percentages)
Internet advertisement	17,722	100%	11,292	100%
--From unrelated parties	16,332	92%	10,740	95%
--From related parties	1,390	8%	552	5%
TV advertisement	18,600	100%	7,007	100%
--From unrelated parties	17,620	95%	6,112	87%
--From related parties	980	5%	895	13%
Internet Ad. resources resell	1,134	100%	3,081	100%
--From unrelated parties	1,134	100%	3,081	100%
--From related parties	-	-	-	-
Bank kiosks	152	100%	128	100%
--From unrelated parties	152	100%	128	100%
--From related parties	-	-	-	-
Internet information management	116	100%	-	-
--From unrelated parties	116	100%	-	-
--From related parties	-	-	-	-
Total	37,724	100%	21,508	100%
--From unrelated parties	35,354	94%	20,061	93%
--From related parties	2,370	6%	1,447	7%

Total Revenues: Our total revenues increased significantly to US$ 37.7 million for the year ended December 31, 2009 from US$ 21.5 million for the same period of 2008.

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

    We typically sign advertising contracts with our advertising clients that require us to place the advertisements on our portal website for specified places and specified periods; and/or place the advertisements during our purchased advisement time in specific TV programs for specified periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients.

•
We achieved a significant increase (about 57%) in internet advertising revenues to US$ 17.7 million for the year ended December 31, 2009 from US$ 11.3 million for the same period of 2008.  This is primarily as a result of (1) the successful brand building effort for www.28.com we made in 2007 and 2008 both on TV and in other well-known portal websites in China; (2) more mature client service technologies; and (3) a more experienced sales team.

•
We also achieved a significant revenue increase (about 165%) in TV advertising, a business that we started in May 2008, to US$ 18.6 million for the year ended December 31, 2009 from US$ 7.0 million for the same period in 2008.  We generated this US$ 18.6 million of TV advertising revenue by selling about 23,210 minutes of advertising time that we purchased from about ten provincial TV stations.

•
Our resale of internet advertising resources is also a segment that we launched in May 2008. This business is mainly comprised of our resale of a portion of the internet resources that we purchase from other portal websites to our existing internet advertising clients, in order to promote our existing clients’ businesses through sponsored search, search engine traffic generation techniques and portal resources of other well-known portal websites.  We achieved US$ 1.1 million of this revenue for the year ended December 31, 2009 and US$ 3.1 million for the same period of 2008. We do not consider this segment to be a core business and revenue source, because it does not promote the www.28.com brand and generates low to even negative margin due to the high purchase cost of internet resources from other well-known portal websites. Because of these reasons relating to the segment, we allocated less of our revenue generating capacity to this segment in 2009 to optimize our strategic focus and to better control our cost of revenue.

•
As of December 31, 2009 the bank kiosks advertising business is still in the test-run stage.  We will spend more resources to expand this business in the future through further clients and central control system development.

•
Internet information management is a new business segment that we launched in August 2009, which offers our clients an artificial intelligence software product based on our proprietary search engine optimization technology.  The main objective of the product is to help our clients gain an early warning of potential negative exposure on the internet so that when necessary they can formulate an appropriate response.  We charge a monthly fee to clients using this service.  For the year ended December 31, 2009, we generated US$ 0.12 million revenue from this new business segment. We plan to build our efforts to offer this service to our existing clients in the future.

Cost of revenues

     Our cost of revenues consists of costs directly related to the offering of our advertising services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	For the year ended December 31,
	2009			2008
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio
Internet advertisement	17,722	4,456	75%	11,292	4,671	59%
TV advertisement	18,600	15,637	16%	7,007	5,939	15%
Internet Ad. resources resell	1,134	1,085	4%	3,081	3,154	(2%)
Bank kiosk	152	13	91%	128	22	83%
Internet information management	116	7	94%	-	-	-
Others	-	35	N/A	-	-	-
Total	37,724	21,233	44%	21,508	13,786	36%

Cost of revenues: Our total cost of revenues increased significantly to US$ 21.2 million for the year ended December 31, 2009 from US$ 13.8 million for the same period of 2008.  These increases in costs were in line with the significant increase of our total revenues for the above periods.

Our cost of revenues related to the offering of our advertising services mainly consists of internet resources purchased from other portal websites, technical services related to lead generation, sponsored search resources purchased, TV advertisement time costs purchased from TV stations, and business taxes and surcharges.

•
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, Tengxun (QQ), Google, and sogou, to help our internet advertisement clients to get better exposure and to generate more visits from their advertisements placed on our portal website.  We accomplish these objectives though sponsored search, advanced tracking, advanced traffic generation technologies, and search engine optimization technologies in connection with the well-known portal websites indicated above. Our internet resources cost for internet advertising revenue was US$ 4.5 million and US$ 4.7 million for the year ended 2009 and 2008, respectively. Our average gross profit ratio for internet advertising services is about 70%-80%.  We had a relatively lower gross profit ratio, which is 59% for the year ended December 31, 2008, mainly as a result of the fact that we had not yet generated a stable client base in the first half of fiscal year 2008.  With relatively limited revenue generated, the cost spent in the first half of fiscal year 2008 was not yet offset by an internet advertising business that had achieved the economy of scale that we had in the fiscal year 2009. However, this situation has been improved significantly since the third quarter of 2008, the gross profit ratio for the six months ended December 31, 2008 increased to 64%, which led an increase of gross profit ratio for the year ended December 31, 2008 to 59% from 50% for the six months ended June 30, 2008.  For the year ended December 31, 2009, the gross profit ratio for this segment improved to 75%.

•
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from about ten different provincial TV stations and resell it to our TV advertisement clients through infomercials produced by us. Our TV advertisement time cost was US$ 15.6 million and US$ 6.0 million for the year ended 2009 and 2008, respectively, which were in line with the increase of our TV advertising revenue for the above mentioned periods. Our average gross profit ratio for TV advertising business is about 15%.

•
Our resale of internet advertising resources is also a segment that we launched in May 2008.   We purchase advertising resources from Baidu in large volumes, allowing us to enjoy a more favorable discount on rates. We normally purchase these internet resources for providing value-added services to our internet advertising clients on our own portal website www.28.com. However, besides placing advertisements on www.28.com, some of our advertising clients also want to use other direct channels for their promotions, so they purchase internet resources from us because, through us, they have access to lower rates as compared to the market price. The gross profit ratio for this business is relatively low (about 3%-5%) compared with our other segments.  In 2008, with less experience in running an internet advertising business on www.28.com, we over purchased internet resources and could not use the resources to generate sufficient revenue to cover our costs due to our lack of a stable client base at that time. That is the main reason for the negative gross margin we had in this business sector for the year ended December 31, 2008.  However, this situation improved significantly in the second half year of 2008, because we successfully increased our client base in the second half of 2008, and brought more revenue into this business sector accordingly.  For the year ended December 31, 2009, the gross profit ratio for this segment improved to 4%.

Gross Profit

As a result of the foregoing, our gross profit was US$ 16.5 million for the year ended December 31, 2009 compared to US$ 7.7 million for the same period of 2008.  According to our past experience, the comprehensive gross margin of our business is about 35%-45%.  We achieved a much higher comprehensive gross margin for the year ended December 31, 2009 mainly due to the following reasons: (1) we have achieved a relatively stable client base in fiscal year 2009 which brought us more internet advertising revenue in fiscal year 2009 compared with that in fiscal year 2008, (2) the higher recognition of our website www.28.com by our current and potential customers allowed us to scale back on the use of traffic generation technologies with respect to 28.com and their associated costs and (3) our enhancements to our production services for our TV infomercials allowed us to provide, and generate fees for, higher margin services in our TV advertisement segment.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	For the year ended December 31,
	2009		2008
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue
Total Revenue	37,724	100%	21,508	100%
Gross Profit	16,491	44%	7,722	36%
Selling expenses	4,198	11%	2,705	13%
General and administrative expenses	2,404	7%	1,041	5%
Research and development expenses	480	1%	202	1%
Total operating expenses	7,082	19%	3,948	19%

Operating Expenses:  Our operating expenses increased significantly to US$ 7.1 million for the year ended December 31, 2009 from US$ 3.9 million for the same period of 2008.

•
Selling expenses: Selling expenses increased to US$ 4.2 million for the year ended December 31, 2009 from US$ 2.7 million for the same period of 2008. The increase in our selling expenses was mainly due to (1) increase in brand development expenses for www.28.com; (2) increase in staff performance bonuses due to increase of our revenue; (3) increase in traveling expenses and other marketing expenses due to the expansion of our revenue; and (4) increase in staff salary and benefits due to expansion of our sales force.

Our selling expenses primarily consist of brand development advertising expenses we pay to TV stations for the television promotion of www.28.com, other advertising and promotional expenses, staff salaries, benefit and performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses.  Among the selling expenses, our website brand development expenses on television accounted for approximately 70% of the total selling expenses for the year ended December 31, 2009 and 2008, respectively.  As we continue to expand our client base, we will increase our sales force accordingly, which will result in an increase in selling expenses. In general, we expect selling expenses to remain relatively stable as a percentage of total revenues.

•        General and administrative expenses: general and administrative expenses increased to US$ 2.4 million for the year ended December 31, 2009 from US$ 1.0 million for the same period of 2008.  The increase in our general and administrative expenses was mainly due to (1) the increase in staff salaries and benefits due to expansion of the business; (2) the increase in office expenses, entertainment expenses, and travel expenses due to expansion of the business. (3) the increase in professional services charges related to reverse merger transaction and financing transaction, and (4) the increase in share-based compensation expenses recognized for of the issuance of our common stock in exchange for professional services.

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

•
Research and development expenses: Research and development expenses increased to US$ 0.5 million for the year ended December 31, 2009 from US$ 0.2 million for the same period of 2008. These changes are mainly due to the increase of development cost to our client services based internet technology in 2009.

Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. We expect that our research and development expenses will increase in future periods as we will expand and optimize our portal website and upgrade our advertising management software. In general, we expect research and development expenses to remain relatively stable as a percentage of total revenues.

Operating Profit: As a result of the foregoing, our operating profit increased significantly to US$ 9.4 million for the year ended December 31, 2009 from US$ 3.8 million for the same period of 2008.

Changes in Fair Value of Warrants: We accounted our warrants issued to investors and placement agent in August 2009 financing as derivative liabilities under ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). Pursuant to ASC Topic 815, a derivative liability should be measured at fair value at the commitment date, and re-measured at fair value with changes in fair value recorded in earnings at each reporting period. With the assistance of an independent appraisal firm, we gauged the total fair value of the warrants we issued in August 2009 financing to be approximately US$ 5.1 million as of August 21, 2009 (the Commitment Date) and re-measured to be approximately US$ 9.6 million as of December 31, 2009. Therefore, approximately US$ 4.5 million was recorded as changes in fair value of warrants as a deduction of the operating profit for the year ended December 31, 2009.

Interest Income: Our interest income increased to US$ 0.014 million for the year ended December 31, 2009 from US$ 0.008 million for the same period of 2008, primarily as a result of higher cash and cash equivalent balances generated from our operating and financing activities.

Other Income and Other Expenses: Other income and other expenses represent miscellaneous non-operating related income and expenses occurred. The increase of the other expenses for the year ended December 31, 2009 was due to our donation of about US$ 0.08 million to China Communist Youth League Qinghai Committee to support young people starting their own business with the help of infomercials provided by www.28.com.

Income Tax: We recognized an income tax expense of US$ 0.88 million for the year ended December 31, 2009 and US$ 0.96 million for the same period of 2008.

With an effective date of September 4, 2009, one of our PRC operating entities, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Business Opportunity Online was eligible to enjoy the grandfathering treatment, because it was established before March 16, 2007 and was qualified as a “High and New Technology Enterprise” under the previous EIT laws, which was granted with a three-year EIT exemption from fiscal year 2005 through 2007 and an 50% EIT deduction to 7.5% from fiscal year 2008 through fiscal year 2010. Therefore, its income tax was computed using a tax rate of 7.5% for the year ended December 31, 2009 due to its unexpired tax holidays for fiscal year 2009 through fiscal year 2010. However, for fiscal year 2008, its income tax was computed using an effective tax rate of 25% due to not obtaining the reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law as of December 31, 2008.

The applicable income tax rate for Beijing CNET Online was 25% for the year ended December 31, 2009 and 2008. Rise King WFOE as a software company had a net loss for the year ended December 31, 2008 and was granted a two-year EIT exemption for fiscal year 2009 (its first profitable year) through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013. Therefore, no income tax expense was accrued for Rise King WFOE for the year ended December 31, 2009 and 2008.

Net Income: As a result of the foregoing, our net income amounted to US$ 4.0 million for the year ended December 31, 2009 as compared to US$ 2.8 million for the same period of 2008. Excluding the non-cash charges recorded as changes in fair value of warrants for the year ended December 31, 2009, which was approximately US$ 4.4 million, we achieved net income amounted to US$ 8.4 million and US$ 2.8 million for the year ended December 31, 2009 and 2008, respectively.

Beneficial conversion feature of Series A convertible preferred stock: We evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  We concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance to ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock, which is approximately US$5.9 million.  Accordingly, the total proceeds allocated to Series A preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to our common stock at any time on or after the initial issuing date, all discount was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders.

Dividend for Series A convertible preferred stock: Dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$10,304,000 for the year ended December 31, 2009 commencing from the dividend commencement date which is August 21, 2009.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.   As of December 31, 2009, we had cash and cash equivalents of US$ 13.9 million.

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

The following table provides detailed information about our net cash flow for the periods indicated

	For the year ended December 31,
	2009	2008
	Amounts in thousands of US dollars
Net cash provided by operating activities	4,617	821
Net cash used in investing activities	(930)	(497)
Net cash provided by financing actives	7,544	1,981
Effect of foreign currency exchange rate changes on cash	7	57
Net increase in cash and cash equivalents	11,238	2,362

Net cash provided by operating activates: Our net cash provided by operating activities increased to US$ 4.6 million for the year ended December 31, 2009 from US$ 0.8 million for the same period of 2008. This is mainly resulting from the increase in our net profit.

Net cash used in investing activities: Our net cash used in investing activities increased to US$ 0.9 million for the year ended December 31, 2009 from US$ 0.5 million for the same period of 2008. This is because, during 2009, our company purchased more vehicle, computers and office equipment as a result of the expansion of our business and increase in our staff.

Net cash provided by financing activities: Our net cash provided by financing activities increased to US$ 7.5 million for the year ended December 31, 2009 from US$ 2.0 million for the same period of 2008.  This is mainly because we completed our August 2009 financing and received net proceeds of US$ 9.2 million from this financing. We also used approximately US$ 1.3 million to pay off the third party loans during fiscal year 2009 and US$ 0.3 million to cancel and retire 4,400,000 shares of our common stock immediately prior to the reverse merger transaction. Net cash provided by financing activities for the year ended December 31, 2008 was mainly sourced from short-term loans we borrowed from third parties and our directors in that period.

Our accounts receivable balance as of December 31, 2009 increased to approximately US$3.2 million as compared to US$1.0 million as of December 31, 2008.   This increase resulted from our adoption of a more aggressive policy of extending credit to our customers in 2009 , allowing our customers to pay their fees after we provided advertising services to them.  In connection with these extensions of credit, we in turn granted credit discounts to our customers as incentives for them to pay in advance.  Our main goal in adopting this strategy was to increase market share and revenue.  In contract, in 2008, we normally required all customers to pay for the advertising services that we provide in advance.  Approximately US$2.2 million in receivables accrued in 2009 have been collected after year end. We will continue to strengthen our efforts to manage proactively the collections of our accounts receivable, and to restrict our credit policy accordingly if we determine that there is any significant risk of a material increase in bad debts.

Our other receivables balance as of December 31, 2009 increased to approximately US$ 2.6 million, including approximately US$2.3 million that we remitted to third party as an advanced deposit to participate in a bidding process for 2010 TV advertisement time on several TV stations.  In January 2010, we have collected approximately US$1.6 million of our other receivables accrued in 2009. The remaining balance of our other receivables is comprised of staff advances paid for normal business purposes.  We believe the likelihood of our collection of the remaining balance is high due to the nature of these receivables.

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC operating entities. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC operating entities only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of our PRC operating entities.

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

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, our PRC operating entities  are restricted in their ability to transfer a portion of their net assets to us.  Amounts restricted include paid-in capital and statutory reserve funds of our PRC operating entities as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$1.1 million as of December 31, 2009.

In addition, we entered contractual arrangements with our PRC Operating Entities including engaging Rise King WOFE as the exclusive services provider to provide comprehensive technical support, business support and related consulting services to our PRC Operating entities which allow Rise King WFOE to receive service fee accordingly. Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.  The PRC tax authorities may require us to adjust our taxable income under the contractual arrangements with the PRC Operating Entities we currently have in place in a manner that would materially and adversely affect the PRC Operating Entities’ ability to pay dividends and other distributions to us.

C.	Off-Balance Sheet Arrangements

None.

D.	Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of December 31, 2009:

	Rental payments	Server hosting and board-band lease payments	TV advertisement purchase payments	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Year ended December 31,
-2010	261	84	31,752	32,097
-2011	261	-	-	261
-Thereafter	-	-	-	-
Total	522	84	31,752	32,358

ITEM 7B.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Disclosure Controls

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

(b)           Changes in Internal Controls.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of March 30, 2010.   The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting.  Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Position
Handong Cheng	38	Chairman of the Board, Chief Executive Officer and President
Zhige Zhang	35	Chief Financial Officer, Treasurer and Director
Xuanfu Liu	43	Chief Operating Officer and Secretary
Hai Cui	39	Vice President, Head of Bank Kiosk Unit
Wen Hu	40	Vice President, Head of Television Operations
Li Wang	45	Vice President, Head of Human Resources
Bing Zhang	39	Vice President, Head of Business Development and Administration
Min Wu	36	Finance Director
Xinwei Liu	33	Vice General Manager, Head of 28.com
Hongli Xu	40	Chief Technology Officer
Zhiqing Chen	36	Director
Mototaka Watanabe	67	Director
Douglas MacLellan	54	Director

Handong Cheng, Chief Executive Office, President and Director

Mr. Cheng has served as Chief Executive Officer of China Net since September 2007.  Prior to that role, from October 2003 to September 2007, Mr. Cheng acted as President of China Net Online Advertising Limited.  Mr. Cheng holds and EMBA from Guanghua School of Management in Beijing, and a degree in economic law from the College of Law of Wuhan University.   Mr. Cheng appropriately serves on the Board of Directors as Chairman, Chief Executive Officer and President because he has acted as the instrumental visionary for our company since 2003, forging our key business strategies that have led to our current success.

Zhige Zhang, Chief Financial Officer, Treasurer and Director

 Mr. Zhang has served as Chief Financial Officer of China Net since January 2009.  Prior to that role, from January 2008 to January 2009, Mr. Zhang served as Executive Director of China Net.  From January 2007 to December 2007, Mr. Zhang was Director and Vice President of Fu Jian Rong Ji Software Limited.  From August 2002 to December 2006, Mr. Zhang acted as Chief Operating Officer of Beijing HSHZ Information System Engineering Company.  Mr. Zhang holds a degree in industry design from Guilin University of Electronic Technology.

Xuanfu Liu, Chief Operating Officer and Secretary

 Mr. Liu joined Business Opportunity Online as a Vice President in January 2004, and has served as Chief Operating Officer of China Net since September 2007.  Prior to joining Business Opportunity Online, Mr. Liu acted as a human resources officer at Chang Jiang Wired Electricity Factory in Wuhan, China.  Mr. Liu is the brother of Xinwei Liu.

Hai Cui, Vice President

 Mr. Cui, has served as a Vice President and Head of the Bank Kiosk Unit since 2008.  Prior to serving in that role, from 2005 to 2007, Mr. Cui served as a director and General Manager of Shanghai Borongdingsi. From 2001 to 2005, Mr. Cui was General Manager of Guang Zhou Hui Gang Technology Co., Limited.  Mr. Cui holds a M.S. in Computer Engineering from the College of Information Engineering, University of Zhengzhou.

Wen Hu, Vice President

 Mr. Hu has served as a Vice President and Head of Television Operations since October 2007.  Prior to serving as a Vice President of China Net, from October 2005 to September 2007, Mr. Hu acted as Vice General Manager of China Net.  Prior to joining China Net, from March 1999 to February 2004, Mr. Hu was Vice General Manager of Beijing Te Li Jie Tidy Technology Limited.  Mr. Hu graduated in 1991 from Hu Bei Xiao Gan City Radio and Television University.

Li Wang, Vice President

 Ms. Wang has served as a Vice President and Head of Human Resources since September 2007.  Prior to serving in that role, from August 2005 to August 2007, Ms. Wang acted as Senior Financial Director of China Net Online Advertising Limited.  From November 2001 to July 2005, Ms. Wang acted as Financial Director for Tidynet Cleaning Technology Limited, Beijing.  Ms. Wang holds a degree in accounting from Hu Bei Xiao Gan District Business School (now Xiao Gan Professional Technology College).

Bing Zhang, Vice President

 Mr. Zhang, has served as a Vice President and Head of Business Development and Administration since 2008.  Prior to serving in that role, from 2004 to 2007, Mr. Zhang acted as a Senior Consultant to China Net Online Advertising Limited. From 2001 to 2003, Mr. Zhang acted as General Manager for Shanghai JOINNS Company.  Mr. Zhang holds a M.S. in Chemical Engineering Technology from School of Chemical Engineering, University of Zhengzhou.

Min Wu, Finance Director and Principal Accounting Officer

 Ms. Wu has served as Finance Director and principal accounting officer of China Net since February 2009.  Prior to serving in that role, from May 2005 to December 2007, Ms. Wu acted as Financial Manager of Neotel Telecom Engineering Co., Limited.  From February 2001 to May 2003, Ms. Wu was an accountant with Shenzhen Branch of Shanghai Pudong Development Bank.  Ms. Wu holds a degree in business management from South Central University of Finance and Law, and a MBA from University of Science and Technology, Beijing.

Hongli Xu, Chief Technology Officer

 Mr. Xu served as Project Manager at ThinkingPower Technology Co., Ltd., from 2004 to 2006, an e-government software company focused on the broadcasting and television industry, where Mr. Xu oversaw the development and management of a full suite of software products designed to improve government interactions with citizens and businesses. From 2001 to 2004, Mr. Xu was Product Manager at Acer Digital Services (China) Company, the world's third largest PC manufacturer, where he was in charge of internet product development for several of the Company's subsidiaries. From 1998 to 2000, Mr. Xu served as Project Manager at Colored Ribbons Information System Co., Ltd, a software development company focused on the electron industry, where he was directly responsible for analyzing, designing, and testing business application solutions and software products. Mr. Xu created the first B2B website in China, "CCEC.com." Mr. Xu holds a Bachelor Degree in Software from Dalian University of Technology.

Xinwei Liu, Vice General Manager

 Mr. Liu has served as Vice General Manager and Head of 28.com since 2005.   Prior to becoming Vice General Manager of China Net, from 2003 to 2005, Mr. Liu acted as Managing Director of the China Net Advertising Department. Mr. Liu is the brother of Mr. Xuanfu Liu.

Zhiqing Chen, Director

Mr. Chen is a partner of Jin Mao P.R.C. Lawyers in Shanghai, specializing in corporate law, including foreign investments and mergers and acquisitions. Mr. Chen’s clients include local PRC enterprises as well as international corporations. Prior to joining the Company, Mr. Chen served as a non-management director for Shanghai Fumai Investment Management Co., Ltd., Shanghai Zhijinwu Investment Management Co., Ltd, and Shanghai Merciful Groups Co., Ltd.  Mr. Chen received a law degree in international economics from East China University, a master’s degree in economic philosophy from Fudan University, and an EMBA degree from Beijing University.

Mototaka Watanabe, Director

Mr. Watanabe serves as a corporate advisor to SJI, Inc. (Jasdaq Market), a provider of computer and computer peripheral equipment and software merchant wholesaler, and has served in several capacities there since 2005, including operating officer, manager of the president’s office and corporate auditor. From 2000 to 2005, Mr. Watanabe served as the executive director for TCC Inc., a power conversion company specializing in high quality connectors and adapters for the RF connector industry. Mr. Watanabe graduated in 1966 from Chuo University Faculty of Commerce in Japan.

Douglas MacLellan, Director

Mr. MacLellan currently serves as chairman and chief executive officer at Radient Pharmaceuticals, Inc. (AMEX: RPC), a vertically integrated specialty pharmaceutical company, and also serves as chairman and chief executive officer for the MacLellan Group, an international financial advisory firm established in 1992, where he advises clients on strategic planning, operational activities, corporate finance, economic policy, asset allocation and mergers & acquisitions. From 2005 to 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc. (OTCBB: OCSM), a Canadian based aquaculture company. From 2002 to 2006, Mr. MacLellan served as chairman and co-founder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from 1997 to 2002. MacLellan was educated at the University of Southern California, where he received advanced training in classical economic theory and international relations.

Family Relationships

There are no family relationships between any of our directors or executive officers except that Mr. Xinwei Liu is the brother of Mr. Xuanfu Liu.

Corporation Governance

Our board of directors has an audit committee, a nominating and corporate governance committee and a compensation committee, each of which was formed on November 30, 2009.

Audit Committee

Our board of directors has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  Zhiqing Chen, Mototaka Watanabe and Douglas MacLellan serve on the audit committee.  Our board of directors has determined that each of our Audit Committee members is “independent” as defined by Section 803A of the NYSE Amex Company Guide.

Our board of directors has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC, serving on our audit committee, and that Douglas MacLellan is the “audit committee financial expert.”  For information about Mr. MacLellan’s relevant experience which qualifies him as an “audit committee financial expert,” please see a description of his business experience under the section entitled, “Executive Officers and Directors.”

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is to assist our board of directors in identifying qualified individuals to become board members, in determining the composition of the board of directors and in monitoring the process to assess board effectiveness. Each of Messrs. Chen, Watanabe and MacLellan are members of the nominating and corporate governance committee. The nominating and corporate governance committee operates under a written charter. Mr. Chen is the chairman of nominating and corporate governance committee.

Compensation Committee

The compensation committee is responsible for (a) reviewing and providing recommendations to the board of directors on matters relating to employee compensation and benefit plans, and (b) assisting the board in determining the compensation of the chief executive officer and making recommendations to the board with respect to the compensation of the chief financial officer, other executive officers of the Company and independent directors. Each of Messrs.  Chen, Watanabe and MacLellan are members of the compensation committee. The compensation committee operates under a written charter. Mr. MacLellan is the chairman of compensation committee.

Code of Ethics

We adopted a Corporate Code of Ethics and Conduct on December 21, 2009. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A copy of the Code of Ethics is included as Exhibit 14.1 to this Annual Report on Form 10.  A copy of the Code of Ethics is available on our website at www.chinanet-online.com.  A printed copy of the Code of Ethics may be obtained free of charge by writing to us at our headquarters located at No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC 100195.

Mr. Handong Cheng holds the positions of principal executive officer and chairman of the Board of Company.  The board has not designated a lead director.  Given the limited number of directors comprising the board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly.  In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

The Board of Directors receives regular reports from the Chief Executive Officer and members of senior management on operational, financial, legal and regulatory issues and risks. The Audit Committee of the Board additionally is charged under its Charter with oversight of financial risk, including the Company’s internal controls, and it receives regular reports from management, the Company’s internal auditors and the Company’s independent auditors. When-ever a Committee of the Board receives a report involving risk identification, risk management or risk mitigation, the Chairman of the Committee reports on that discussion, as appropriate, to the full Board during the next Board meeting.

Security Holder Recommendation of Board Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2009.

ITEM 11. EXECUTIVE COMPENSATION

Background and Compensation Philosophy

Our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Board of Directors in determining the compensation of our executive officers.

Elements of Compensation

Some of our executive officers receive a base salary to compensate them for services rendered during the year. Our policy of compensating our certain executives with a cash salary has served the Company well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives equity incentives, or other benefits for the Company to continue to be successful.

Base Salary and Bonus. The value of base salary and bonus for each our executive reflects his skill set and the market value of that skill set in the sole discretion of the Board of Director.

Equity Incentives.  We have not granted stock based awards as a component of compensation to our executive officers. In the future, we may make awards under our equity incentive plan which awards may be granted if our Compensation Committee determines that it is in our best interest and the best interest of our stockholders to do so.

Retirement Benefits. Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites. We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation. We do not provide our executives the opportunity to defer receipt of annual compensation.

Summary Compensation Table

The following table sets forth all cash compensation paid by the Company, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)

G. Edward Hancock* Former President	2009 2008	1,250 6,300	- -	1,250 6,300

Handong Cheng, Chairman of the Board, President and Chief Executive Officer	2009 2008	26,577 12,009	- -	26,577 12,009

Zhige Zhang, Chief Financial Officer, Treasurer and Secretary	2009 2008	19,142 -	- -	19,142 -

Xuanfu Liu Chief Operating Officer	2009 2008	19,108 -	- -	19,108 -

Hai Cui Vice President, Head of Bank Kiosk Unit	2009 2008	8,951 -	365 -	9,316 -

Wen Hu Vice President, Head of Television Operations	2009 2008	18,632 7,531	365 -	18,997 7,531

Li Wang Vice President, Head of Human Resources	2009 2008	17,658 8,999	365 -	18,023 8,999

Bing Zhang Vice President, Head of Business Development and Administration	2009 2008	17,892 -	365 -	18,257 -

Xinwei Liu Vice General Manager, 28.com	2009 2008	19,523 9,729	365 -	19,888 9,729

Hongli Xu Chief Technology Officer	2009 2008	5,967 -	- -	5,967 -

Min Wu Finance Director	2009 2008	15,131 -	365 -	15,496 -

* Mr .Hancock resigned as President on June 26, 2009, in connection with the Share Exchange.

Other compensation represents the aggregate grant date fair value of the restricted shares granted to each named executive officer for financial reporting purpose pursuant to FASB ASC Topic 718 during fiscal year 2009.

Employment Agreements

We entered into a standard employment contract with our executive officers from fiscal year 2009 for a set period of years. According to these contracts, these executive officers will devote substantially all of his time to the service of the Company and may not compete directly or indirectly with us.  Before that, we didn’t have any employment agreements with any of our executive officers.

We entered into a standard employment contract with other employees for a set period of years.  According to these contracts, all of our employees are prohibited from engaging in any activities that compete with our business during the period of their employment with us.

The Company does not have change-in-control agreements with any of its directors or executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Grant Date	Number of securities underlying Unexercised Options (#) Exercisable	Number of securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($)
Douglas MacLelllan	11/30/2009	-	44,000	5	11/29/2014	-

Zhiqing Chen	11/30/2009	-	5,000	5	11/29/2014	-

Mototaka Watanabe	11/30/2009	-	5,000	5	11/29/2014	-

Vesting Schedule for unexercisable options

		Vesting Schedule
Name	Grant Date	2010	2011

Douglas MacLelllan	11/30/2009	22,000	22,000

Zhiqing Chen	11/30/2009	2,500	2,500

Mototaka Watanabe	11/30/2009	2,500	2,500

Total		27,000	27,000

Director Compensation for the fiscal year 2009

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All Other Compensation	Total
Douglas MacLellan	$5,000	-	-	-	-	-	$5,000
Zhiqing Chen	$500	-	-	-	-	-	$500
Mototaka Watanabe	$500	-	-	-	-	-	$500

Pursuant to one year agreements with the Company each of Messrs. Chen and Watanabe will receive a fee of $300 per month for the term of the agreement, as well $200 per month as long as each serves on the Audit Committee, while Mr. MacLellan will receive a monthly fee of $3,000 for the term of the agreement, as well as $2,000 a month so long as he serves as the Audit Committee Chairman. Upon execution of their agreements, Messrs. Chen and Watanabe were each awarded a 5-year option to purchase up to 5,000 shares of common stock of the Company at $5.00 per share, such options vesting in quarterly installments annually over 24 months, so long as each is, respectively, a member of the board of directors. Upon execution of his agreement, Mr. MacLellan was awarded (i) one 5-year option to purchase up to 24,000 shares of common stock of the Company at $5.00 per share, such options vesting in quarterly installments annually over 24 months, so long as he is a member of the board of directors and (ii) one 5-year option to purchase up to 20,000 shares of common stock of the Company at $5.00 per share, such options vesting in quarterly installments over 24 months, so long as he is Chairman of the Audit Committee. The Company will also reimburse each Independent Director for expenses related to his or her attending meetings of the board, meetings of committees of the board, executive sessions and shareholder meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March  , 2010 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers and director nominees as a group. As of March 29, 2010, we had 16,426,320 shares of Common Stock issued and outstanding.

 Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC 100195.

 All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 29, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock

Rise King Investments Limited (1) (6)	7,434,940	45.26%

Star (China) Holdings Limited (2)	1,279,080	7.79%

Surplus Elegant Investment Limited (3)	1,879,080	11.44%

Allglad Limited (4)	1,279,080	7.79%

Clear Jolly Holdings Limited (5)	1,279,080	7.79%

Li Sun (6)	7,434,940	45.26%

Handong Cheng (6)	7,434,940	45.26%

Xuanfu Liu (6)	7,434,940	45.26%

Sansar Capital Management (7)	1,640,989	9.99%

Taylor International Fund, Ltd. (8)	1,100,000	6.70%

Zhige Zhang	-	*

Hai Cui	150	*

Wen Hu	150	*

Li Wang	150	*

Bing Zhang	150	*

Min Wu	150	*

Xinwei Liu	150	*

Hongli Xu	-	*

Douglas McLellan	-	*

Mototaka Watanabe	-	*

Zhiqing Chen	-	*
All Directors and Executive Officers, as a group (11)	7,435,840	45.27%

* Less than one percent

(1)	The business address of Rise King Investments Limited is P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.

(2)	The business address of Star (China) Holdings Limited is P.O. Box 957, Offshore Incorporations, Center, Road Town, Tortola, British Virgin Islands.

(3)	The business address of Surplus Elegant Investments Limited is Portcullis Trustnet Chambers, Road Town, Tortola, British Virgin Islands.

(4)	The Business address of Allglad Limited is P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.

(5)	The business address of Clear Jolly Holdings Limited is P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.

(6)
In accordance with an Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited (“Rise King”) and Handong Cheng, Xuanfu Liu and Li Sun (collectively, the “Grantees”), Rise King collectively delegated to the Grantees its direct or indirect rights as a stockholder of China Net Online Media Group Limited, CNET Online Technology Limited, Rise King Century Technology Development (Beijing) Co., Ltd., or any subsidiaries of such companies (collectively, the “Covered Companies”), including the direct or indirect right to vote any equity interest in the Covered Companies, or to designate the management of such companies. As a result of the delegation of authority under the Entrustment Agreement, Mr. Cheng, Mr. Liu and Ms. Sun may be deemed to be beneficial owners of the shares of our common stock held by Rise King. Each of Mr. Cheng, Mr. Liu and Ms. Sun disclaim such beneficial ownership, and this prospectus shall not be deemed to be an admission that Mr. Cheng, Mr. Liu or Ms. Sun is the beneficial owner of any such shares for any purpose.

(7)
Consists of 1,000,000 shares underlying Series A Preferred Stock and Series A-1 and Series A-2 Warrants to purchase up to 1,000,000 shares of our Common Stock, subject to a 9.99% limitation on beneficial ownership of our Common Stock as more fully described in note 3 to the Selling Stockholder table below.  Mr. Sanjay Motwani, portfolio manager has voting and dispositive power over the shares held by Sansar Capital Management.  Mr. Motwani may be deemed to beneficially own the shares of Common Stock held by Sansar Capital Management. Mr. Motwani disclaims beneficial ownership of such shares. The address  for  Sansar Capital Management is 135 E 57th Street 23rd Floor, New York, NY 10022, U. S. A.

(8)
Consists of 100,000 shares of Common Stock, 500,000 shares underlying Series A Preferred Stock and Series A-1 and Series A-2 Warrants to purchase up to 500,000 shares of our Common Stock, subject to a 9.99% limitation on beneficial ownership of our Common Stock as more fully described in note 3 to the Selling Stockholder table below.  Stephen S. Taylor, portfolio manager  has voting and dispositive power over the shares held by Taylor International Fund Ltd.  Mr. Taylor may be deemed to beneficially own the shares of Common Stock held by Taylor International Fund, Ltd. Mr. Taylor disclaims beneficial ownership of such shares. The address  for  Taylor International Fund, Ltd. is 714 South Dearborn Street,2nd floor, Chicago, IL 60605.

Equity Compensation Plan Information at December 31, 2009

The following tabular disclosure provides information as of December 31, 2009 regarding the Company’s common stock authorized for issuance under equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	54,000	$5.00	4,891,980
Equity compensation plans not approved by security holders	-	-	-
Total	54,000		4,891,980

Our 2009 Omnibus Securities and Incentive Plan (the “Plan”) provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein (the “Awards”). Certain Awards are intended to qualify as “incentive stock options” within the meaning of our Internal Revenue Code (the “Code”). The Plan was approved by our Board on October 30, 2009, but has not yet been approved by our stockholders.

The total number of shares of our common stock that may be issued under the Plan may not exceed 5,000,000. In connection with the Financing, we agreed that during a period ending on August 20, 2012, such issuances shall not exceed ten percent (10%) of the issued and outstanding shares of Common Stock of the Company in the aggregate.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

PRC law currently limits foreign equity ownership of companies that provide value-added telecommunication services and advertisement services (in case the parent company is not qualified).  To comply with these foreign ownership restrictions, we operate our business in China through a series of contractual arrangements with the PRC Operating Subsidiaries and its shareholders.  Some of the shareholders of the PRC Operating Subsidiaries are also our directors and executive officers. These agreements are summarized as follows:

Exclusive Business Cooperation Agreements

Pursuant to Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Subsidiaries in October 2008, Rise King WFOE has the exclusive right to provide to the PRC Operating Subsidiaries complete technical support, business support and related consulting services, which include, among other things, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Each PRC Operating Subsidiary has agreed to pay an annual service fee to Rise King WFOE equal to 100% of its audited total amount of operational income each year.  Each PRC Operating Subsidiary has also agreed to pay a monthly service fee to Rise King WFOE equal to 100% of the net income generated on a monthly basis. The payment and terms of payment are fixed to ensure that Rise King WFOE obtains 100% of the net income for that month, although adjustments may be made upon approval by Rise King WFOE to provide for operational needs. If at year end, after an audit of the financial statements of any PRC Operating Subsidiary, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC Operating Subsidiary must pay such shortfall to Rise King WFOE. Each agreement has a ten-year term, subject to renewal and early termination in accordance with the terms therein.

Exclusive Option Agreements

Under Exclusive Option Agreements entered into by and among Rise King WFOE, each of the PRC Shareholders, dated as of October 8, 2008, each of the PRC Shareholders irrevocably granted to Rise King WFOE or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Subsidiary for a purchase price of RMB 10 or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Rise King WFOE or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at the election of Rise King WFOE.

Equity Pledge Agreements

Under the Equity Pledge Agreements entered into by and among Rise King WFOE, the PRC Operating Subsidiaries and each of the PRC Shareholders, dated as of October 8, 2008, the PRC Shareholders pledge, all of their equity interests in PRC Operating Subsidiaries to guarantee Beijing CNET Online’s performance of its obligations under the Exclusive Business Cooperation Agreement. If Beijing CNET Online or any of the PRC Shareholders breaches his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Rise King WFOE, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders of the PRC Operating Subsidiaries agree not to dispose of the pledged equity interests or take any actions that would prejudice Rise King WFOE's interest, and to notify Rise King WFOE of any events or upon receipt of any notices which may affect Rise King WFOE's interest in the pledge. Each of the equity pledge agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

Irrevocable Powers of Attorney

The PRC Shareholders have each executed an irrevocable powers of attorney, dated as of October 8, 2008, to appoint Rise King WFOE as their exclusive attorneys-in-fact to vote on their behalf on all PRC Operating Subsidiary matters requiring shareholder approval.  The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Subsidiary.

Entrustment Agreement

In accordance with an Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited (“Rise King”) and Handong Cheng, Xuanfu Liu, and Li Sun (collectively, the “Grantees”), Rise King collectively delegated to the Grantees its direct or indirect rights as a stockholder of China Net Online Media Group Limited, CNET Online Technology Limited, Rise King Century Technology Development (Beijing) Co., Ltd., or any subsidiaries of such companies (collectively, the “Covered Companies”), including the direct or indirect right to vote any equity interest in the Covered Companies, or to designate the management of such companies. As a result of the delegation of authority under the Entrustment Agreement, Mr. Cheng, Mr. Liu and Ms. Sun may be deemed to be beneficial owners of the shares of our common stock held by Rise King. Each of Mr. Cheng, Mr. Liu and Ms. Sun disclaim such beneficial ownership, and this Current Report shall not be deemed to be an admission that Mr. Cheng, Mr. Liu, or Ms. Sun is the beneficial owner of any such shares for any purpose.

Share Transfer Agreement

Each of the PRC Shareholders entered into a share transfer agreement (the “Share Transfer Agreements”) with Mr. Yang Li, the sole shareholder of Rise King BVI, which is a 55% shareholder of China Net for purpose of granting incentive options to the PRC Shareholders for the contributions that they have made and will continue to make to Rise King BVI. Under the Share Transfer Agreements, Mr. Li granted to each of the PRC Shareholders an option to acquire, in the aggregate 10,000 shares of Rise King BVI (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun), representing 100% of the issued and outstanding shares of Rise King BVI, at a purchase price of $1 per share (the par value of Rise King BVI’s common stock), provided that certain financial performance thresholds are met by the China Net Companies.

Under the terms of each Share Transfer Agreement, the PRC Shareholders will have the right to purchase the aggregate 10,000 shares of Rise King BVI as follows: (1) one-third of the shares at $1 per share if the China Net Companies generate at least RMB 100,000,000 of gross revenue for the twelve-month period from January 1, 2009 to December 31, 2009; (2) one-third of the shares at $1 per share when the China Net Companies generate at least RMB 60,000,000 of gross revenue for the six-month period from January 1, 2010 to June 30, 2010; and (3) one-third of the shares at $1 per share when the China Net Companies generate at least RMB 60,000,000 of gross revenue for the six-month period from July 1, 2010 to December 31, 2010.  In the event that the China Net Companies do not achieve any of the performance targets specified above, the PRC Shareholders may exercise the applicable option at the alternative exercise price of $2 per share. If the PRC Shareholders purchase all shares eligible for purchase under the Share Transfer Agreement, the PRC Shareholders will become China Net’s controlling shareholders through their beneficial ownership of Rise King BVI.

The Share Transfer Agreements were entered into on April 28, 2009. Subject to registering with the State Administration of Foreign Exchange (SAFE) prior to the exercise and issuance of the option shares under the Share Transfer Agreements, which is an administrative task, there is no prohibition under PRC laws for the PRC Shareholders to earn an interest in Rise King BVI after the PRC Restructuring is consummated in compliance with PRC law.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

 It is our policy that we will not enter into transactions required to be disclosed under Item 404 of Regulation S-K unless the audit committee or another independent body of our Board of Directors first reviews and approves the transactions.

Director Independence

Our Board of Directors has determined that each of Messrs. Zhiqing Chen, Mototaka Watanabe and Douglas MacLellan are independent, as that term is defined by Section 803A of the NYSE Amex Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 30, 2009, the Company engaged Bernstein & Pinchuk LLP (“BP”) to serve as its independent auditor.  Prior to that time, The Hall Group, CPAs was our independent auditor.

Aggregate fees billed to us by The Hall Group, CPA during the fiscal years ended December 31, 2009 and 2008 were:

	2009	2008
Audit Fees	$4,650	$14,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$4,650	$14,000

Aggregate fees billed to us by BP during the fiscal year ended December 31, 2009 and 2008 was

	2009	2008
Audit Fees	$122,510	$-
Audit Related Fees	$128,950	$48,000
Tax Fees	$-	-
All Other Fees	$-	-
Total	$251,460	$48,000

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit-Related Fees

This category consists of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

This category consists of professional services rendered for products and services provided, other than the services reported above under Audit Fees, Audit-Related Fees and Tax Fees.

Pre-Approval Policies and Procedures by the Audit Committee

The committee must pre-approve all audit, review, attest and permissible non-audit services (including any permissible internal control-related services) to be provided to the company or its subsidiaries by the independent auditors. The committee may establish pre-approval policies and procedures in compliance with applicable SEC rules.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this report:

(1)	The financial statements listed on the Financial Statement’s Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

Exhibit No.	Description

2.1
Share Exchange Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc., G. Edward Hancock, China Net Online Media Group Limited, and the shareholders of China Net Online Media Group Limited.(1)

2.2	Escrow Agreement, dated as of June 8, 2009, by and between Emazing Interactive, Inc., China Net Online Media Group Limited, Edward Hancock and Leser, Hunter, Taubman & Taubman. (1)

2.3	Agreement and Plan of Merger (2)

3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)

3.2	Articles of Merger. (2)

3.3	Certificate of Designation. (3)

3.4	By-laws. (4)

4.1	Registration Rights Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc. and certain stockholders listed therein. (1)

4.2	Form of Series A-1 Warrant. (3)

4.3	Form of Series A-2 Warrant. (3)

4.4	Registration Rights Agreement, dated as of August 21, 2009. (3)

Exhibit No.	Description
4.5*	2009 Omnibus Securities and Incentive Plan

10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)

10.2
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.3
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.4
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.

10.5
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.6
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.7
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.8
Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.9
Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.10
Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.11
Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.12
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.13
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.14
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.15
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

Exhibit No.	Description
10.16
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.17
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.18
Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.19
Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.20
Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.21	Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited and Handong Cheng, Xuanfu Liu and Li Sun. (1)

10.22	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Handong Cheng (1)

10.23	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Xuanfu Liu (1)

10.24	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Li Sun (1)

10.25
Internet Banking Experiencing All-in-One Engine Strategic Cooperation Agreement, dated August 7, 2008, by and between Henan Branch of China Construction Bank and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)

10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)

10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)

10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)

10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)

10.33	Form of Lock-up Agreement. (3)

10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)

Exhibit No.	Description
10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)

10.36*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)

10.37	Warrant Amendment Agreement +

14	Code of Ethics (6)

21.1	Subsidiaries of the Registrant (7)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+              Filed herewith

*           Denotes managerial contracts or compensatory plans or arrangements:

(1)           Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)           Incorporated by reference herein to the Company’s  Registration Statement  on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009

(7)           Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on September 22, 2009.

(b)           The exhibits listed on the Exhibit Index are filed as part of this report.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: March 31, 2010	By:	/s/Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2010	By:	/s/Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2010	By:	/s/Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: March 31, 2010	By:	/s/Min Wu
	Name:	Min Wu
	Title:	Principal Accounting Officer

Dated: March 31, 2010	By:	/s/Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: March 31, 2010	By:	/s/Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: March 31, 2010	By:	/s/Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

S-1

CHINANET ONLINE HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income and Comprehensive Income	F-4 - F-5

Consolidated Statements of Stockholders’ Equity	F-8 - F-9

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-10 - F-39

CHINANET ONLINE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP
March 31, 2010
New York, NY

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2009	2008
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$13,917	$2,679
Accounts receivable, net	3,173	978
Other receivables	2,636	-
Prepayments and deposit to suppliers	4,111	4,072
Due from related parties	492	109
Due from Control Group (see note 8)	-	243
Inventories	2	1
Other current assets	30	46
Total current assets	24,361	8,128

Property and equipment, net	1,355	678
Other long-term assets	48	7
	$25,764	$8,813

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$290	$37
Advances from customers	914	608
Other payables	27	1,333
Accrued payroll and other accruals	191	66
Due to related parties	24	346
Due to Control Group	1,142	1,149
Due to director	-	10
Taxes payable	1,978	1,746
Dividend payable	373	-
Total current liabilities	4,939	5,295

Long-term liabilities:
Long-term borrowing from director	128	128
Warrant liabilities (see note 16)	9,564	-

Commitments and contingencies (see note 22)	-	-

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	As of December 31,
	2009	2008
	(US $)	(US $)
Stockholders’ equity:
Series A convertible preferred stock, US$0.001 par value; authorized-8,000,000 shares; issued and outstanding-4,121,600 and nil shares at December 31, 2009 and 2008 respectively (Liquidation preference $10,304)	4	-
Common stock (US$0.001 par value; authorized-50,000,000 shares; issued and outstanding 15,828,320 shares and 13,790,800 shares at December 31, 2009 and 2008 respectively)	16	14
Additional paid-in capital	10,574	599
Statutory reserves	372	304
Retained earnings	50	2,370
Accumulated other comprehensive income	117	103
Total stockholders’ equity	11,133	3,390

	$25,764	$8,813

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2009	2008
	(US $)	(US $)
Sales
From unrelated parties	$35,354	$20,061
From related parties	2,370	1,447
	37,724	21,508

Cost of sales	21,233	13,786
Gross margin	16,491	7,722

Operating expenses
Selling expenses	4,198	2,705
General and administrative expenses	2,404	1,041
Research and development expenses	480	202
	7,082	3,948

Income from operations	9,409	3,774

Other income (expenses):
Changes in fair value of warrants (see note 16)	(4,425)	-
Interest income	14	8
Other expenses	(99)	(20)
	(4,510)	(12)

Income before income tax expense	4,899	3,762
Income tax expense	880	962
Net income	4,019	2,800

Other comprehensive income
Foreign currency translation gain	14	71
Comprehensive income	$4,033	$2,871

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME （CONTINUED）
(In thousands, except for number of shares and per share data)

	Year ended December 31,
	2009	2008
	(US $)	(US $)
Net income	$4,019	$2,800

Beneficial conversion feature of Series A convertible preferred stock (see note 17)	(5,898)	-

Dividend of Series A convertible preferred stock	(373)	-

Net income (loss) attributable to common shareholders	$(2,252)	$2,800

Earnings /(loss) per share
Earnings (loss) per common share
Basic and diluted	$(0.15)	$0.20

Weighted average number of common shares outstanding:
Basic and diluted	14,825,125	13,790,800
See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2009	2008
	(US $)	(US $)
Cash flows from operating activities
Net income	$4,019	$2,800
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	207	77
Other	8	6
Share-based compensation expenses (see note 25)	360	-
Changes in fair value of warrants (see note 16)	4,425	-
Allowances for doubtful debts	71	-
Changes in operating assets and liabilities
Accounts receivable	(2,262)	(741)
Other receivables	(2,634)	200
Prepayment and deposit to suppliers	(29)	(3,570)
Due from related parties	(382)	(107)
Due from/to Control Group	235	749
Other current assets	14	(33)
Accounts payable	253	(281)
Advances from customers	303	471
Accrued payroll and other accruals	124	21
Due to related parties	(322)	317
Taxes payable	227	912
Net cash provided by operating activities	4,617	821

Cash flows from investing activities
Purchases of vehicles and office equipment	(890)	(490)
Purchases of other long-term assets	(40)	(7)
Net cash used in investing activities	(930)	(497)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended December 31,
	2009	2008
	(US $)	(US $)
Cash flows from financing activities
Increase of long-term borrowing from director	-	126
Increase/(decrease) of due to director	(10)	548
Increase/(decrease) of other payables	(1,308)	1,307
Cancellation and retirement of common stock (see note 18)	(300)	-
Proceeds from issuance of Series A convertible preferred stock and warrants (net of issuance cost of US$ 1,142)	9,162	-
Net cash provided by financing activities	7,544	1,981

Effect of exchange rate fluctuation on cash and cash equivalents	7	57

Net increase in cash and cash equivalents	11,238	2,362

Cash and cash equivalents at beginning of year	2,679	317
Cash and cash equivalents at end of year	$13,917	$2,679

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$1,129	$673

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for number of shares)

	Series A convertible preferred stock		Common Stock		Additional			Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	Retained earnings	comprehensive income	Total
		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)
Balance, January 1, 2008	-	-	13,790,800	14	511	67	(193)	32	431
Assets donated by Control Group	-	-	-	-	88	-	-	-	88
Net income for the year	-	-	-	-	-	-	2,800	-	2,800
Appropriation of statutory reserves	-	-	-	-	-	237	(237)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	71	71
Balance, December 31, 2008	-	-	13,790,800	14	599	304	2,370	103	3,390
Effect of reverse acquisition	-	-	1,383,500	1	(301)	-	-	-	(300)
Issuance of Series A convertible preferred shares	4,121,600	4	-	-	5,894	-	-	-	5,898
Recognition of beneficial conversion feature upon issuance of Series A convertible preferred shares as deemed dividend	-	-	-	-	5,898	-	(5,898)	-	-
Deduction of issuing cost	-	-	-	-	(1,142)	-	-	-	(1,142)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands, except for number of shares)

	Series A convertible preferred stock		Common Stock		Additional			Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	Retained earnings	comprehensive income	Total
		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Deduction of grant date fair value of placement agent warrants as issuing cost	-	-	-	-	(733)	-	-	-	(733)
Series A convertible preferred stock dividend	-	-	-	-	-	-	(373)	-	(373)
Shares issued for services	-	-	600,000	1	149	-	-	-	150
Share based compensation related to service	-	-	-	-	79				79
Issuance of restricted shares	-	-	54,020	-	131	-	-	-	131
Net income for the year	-	-	-	-	-	-	4,019	-	4,019
Appropriation of statutory reserves	-	-	-	-	-	68	(68)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	14	14
Balance, December 31, 2009	4,121,600	4	15,828,320	16	10,574	372	50	117	11,133

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800  shares (the “Exchange Shares”) of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), which engages in providing advertising, marketing and communication services to small and medium companies in China through www.28.com (the portal website of the Company’s PRC Variable Interest Entity), TV media and bank kiosks.

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

Shanghai Borongdingsi is owned 51% by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct bank kiosk advertisement business. The business is based on a bank kiosk cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The bank kiosk cooperation agreement has a term of eight years starting August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the bank kiosk business exclusively until the recovery of the cost of purchase of the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the succeeding net profit generated from the bank kiosk advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies

a)	Change of reporting entity and basis of presentation

As a result of the Share Exchange on June 26, 2009, the former China Net BVI shareholders owned a majority of the common stock of the Company.  The transaction was regarded as a reverse acquisition whereby China Net BVI was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although the Company is the legal parent company.  The share exchange was treated as a recapitalization of the Company.  As such, China Net BVI (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, Emazing Interactive, Inc. was delivered with zero assets and zero liabilities at time of closing. Following the Share Exchange, the company changed its name from Emazing Interactive, Inc. to ChinaNet Online Holdings, Inc. The financial statements have been prepared as if China Net BVI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its subsidiaries and Variable Interest Entities (“VIEs”), China Net BVI, China Net HK, Rise King WFOE, Beijing CNET Online and Business Opportunity Online.  According to the agreements between Beijing CNET Online and Shanghai Borongdingsi, although Beijing CNET Online legally owns 51% of Shanghai Borongdingsi’s interests, Beijing CNET Online only controls the assets and liabilities related to the bank kiosk business, which has been all included in the financial statements of Beijing CNET Online, but does not controls other asset of Shanghai Borongdingsi, thus, Shanghai Borongdingsi’s financial statements were not consolidated by the Company.

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

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification or ASC is effective for interim and annual periods ending after September 15, 2009.  The principal impact on the Company’s financial statements for adopting the Codification is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Company is providing the standards issued and adopted prior to the adoption of the Codification cross-reference alongside references to the Codification.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

c)	Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

d)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases these estimates on historical experiences and the best information available at the time the estimates are made; however actual results could differ from those estimates. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of December 31, 2009, final amounts may differ from these estimates.

e)	Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating entities is Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating entities, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	2009	2008
Balance sheet items, except for equity accounts	6.8372	6.8542

Items in the statements of income and comprehensive income, and statements cash flows	6.8409	6.9623

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

g)	Accounts receivable, net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2009 and 2008, the Company has determined that approximately US$71,000 and US$ nil allowance for doubtful debts is required.

h)	Inventories

Inventories, consisting mainly of low value consumable articles are stated at the lower of cost or market value. Inventories are charged to expense when being withdrawn.

i)	Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Vehicles	5 years
Office equipment	3-5 years
Electronic devices	5 years

Depreciation expenses are included in selling expenses, general and administrative expenses and research and development expenses.

When property and equipment are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon.  Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

j)	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses incurred for the years ended December 31, 2009 and 2008.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

k)	Fair Value

Accounting Standard Codification ™ (“ASC”) Topic 820 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurement and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -Quoted prices in active markets for identical assets or liabilities.

  Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, trade and other receivables, prepayments, payables and other liabilities approximate fair values due to their short maturities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount as of December 31,
Financial instruments	Level 1	Level 2	Level 3	2009	2008
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Warrant liabilities	-	9,564	-	9,564	-

Due to lack of the liquidity of the Company’s underlying stock and other factors, such as registration status, the Company estimated the fair value of the warrant liabilities based upon observable inputs such as quoted prices for similar securities, quoted price in markets that are not active or other inputs that are observable to determine the fair value of the warrant liabilities.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2009 and 2008, except warrant liabilities as of December 31, 2009.

l)	Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605 (Staff Accounting Bulletin No. 104, “Revenue Recognition”). In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sales

Sales include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20 (formerly Emerging Issues Task Force (“EITF”) abstract issue No. 99-17”).  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

m)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

n)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred and are included in “selling expenses” in the statement of income and comprehensive income. For the year ended December 31, 2009 and 2008, advertising expenses for the Company’s own brand building were approximately US$3,063,000 and US$1,937,000, respectively.

o)	Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2009 and 2008 were approximately US$ 480,000 and US$202,000 respectively.

p)	Income taxes

The Company adopts ASC Topic 740 (formerly SFAS No. 109, “Accounting for income taxes”) and uses liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. The Company had no deferred tax assets and liabilities recognized for the year ended December 31, 2009 and 2008.

q)	Uncertain tax positions

The Company adopts ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”), which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the year ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

r)	Share-based Compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718, (formerly SFAS No. 123R “Share-based Payment”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

s)	Comprehensive income

The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income (formerly SFAS 130 “Reporting Comprehensive Income”), which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets are the cumulative foreign currency translation adjustments.

t)	Earnings / (loss) per share

Earnings / (loss) per share are calculated in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128 “Earning Per Share”). Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares issuable upon the conversion of the convertible preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis when the impact is dilutive. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

u)	Commitments and contingencies

The Company has adopted ASC 450 subtopic 20, Loss Contingencies (formerly SFAS 5 “Accounting for Contingencies”) in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability have been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

v)	Recent accounting pronouncements

Upon initial adoption of SFAS 157 on April 1, 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, “Effective Date of FASB Statement 157”), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other non-amortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS No. 141R, “Business Combinations”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets:), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FSP FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements did not have any material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued ASC Update No. 2009-05 to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS No. 157, “Fair Value Measurements”).  The adoption of this Update did not have any material effect on the Company’s Consolidated Financial Statements.

w)	New accounting pronouncement to be adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal ending December 31, 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal ending December 31, 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 with retrospective application required.

In January 2010, the FASB issued the following ASC Updates:

ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends ASC 810 subtopic 10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of petroleum and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in ASC 810 subtopic 10).

ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation and does not change any existing accounting standards.

ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

3.	Cash and cash equivalents

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Cash	616	131
Deposits with short-term maturities	13,301	2,548
	13,917	2,679

The Company received a net proceeds of approximately US$9,162,000 in its August 2009 financing for continuing business expansion and development in PRC. The Company’s operations in PRC use RMB as its functional currency. The company is subject to the effects of exchange rate fluctuation with respect to any of these currencies.  Among approximately US$25,764,000 total assets of the Company, cash and cash equivalents increased to approximately US$13,917,000 as of December 31, 2009.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	Accounts receivable

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Accounts receivable	3,244	978
Less: Allowance for doubtful debts	71	-
Accounts receivable,net	3,173	978

All of the accounts receivable are non-interest bearing.

5.	Other receivables

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Advance deposits for TV advertisement bidding	2, 261	-
Staff advances for normal business purpose	375	-
	2,636	-

Advance deposits for TV advertisement bidding were deposits made by the Company to participate in the biddings for TV advertisement time of 2010 in several TV stations, and approximately US$1,550,000 has been collected in January 2010. Management believes no allowance for doubtful accounts is required for these other receivables for the year ended December 31, 2009.

6.	Prepayments and deposit to suppliers

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Contract execution guarantees to TV advertisement and internet resources providers	3,086	2,268
Prepayments to TV advertisement and internet resources providers	991	1,784
Other deposits and prepayments	34	20
	4,111	4,072

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Management believes that there will not be any collectability issue about these deposits and prepayments, and no allowance for doubtful accounts is required for the year ended December 31, 2009 and 2008.

7.	Due from related parties

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Beijing Hongfujiali Information Technology Co., Ltd.	439	-
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	53	49
Beijing Zujianwu Technology Co., Ltd.	-	15
Beijing Xiyue Technology Co., Ltd.	-	7
Beijing Fengshangyinli Technology Co., Ltd	-	15
Soyilianmei Advertising Co., Ltd.	-	23
	492	109

These related parties are directly or indirectly owned by the Control Group (see note 8) or the management of the Company.  Amount due from Beijing Hongfujiali Information Technology Co., Ltd. which amounting approximately US$439,000 was advanced deposit for participating in year 2010 advertising resources bidding which has been collected in January 2010.  The rest of the related party balances were outstanding payments for advertising services the Company provided to these related parties.

8.	Due from Control Group

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Due from Control Group	-	243

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Mr. Handong CHENG, Mr. Xuanfu, LIU and Ms. Li SUN, the owners of the Company’s PRC VIEs, Business Opportunities Online, and Beijing CNET Online before the Offshore Restructuring, are collectively referred to as the “Control Group”.

Due from Control Group were short-term, non-interest bearing loans borrowed by the Control Group individuals.

9.	Property and equipment

        Property and equipment consist of the following:

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Vehicles	423	90
Office equipment	816	286
Electronic devices	438	437
Total property and equipment	1,677	813
Less: accumulated depreciation	322	135
	1,355	678

Depreciation expenses in aggregate for the years ended December 31, 2009 and 2008 were approximately US$207,000 and $77,000 respectively.

10.	Other payables
	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Due to third parties	-	1,255
Others	27	78
	27	1,333

Due to third parties as of December 31, 2008 represents non-interest bearing, working capital loans borrowed by the Company from third parties, which have been paid off as of December 31, 2009.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Due to related parties

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Beijing Rongde Information Technology Co., Ltd.	-	292
Beijing Saimeiwei Food Equipments Technology Co., Ltd	14	54
Beijing Telijie Century Environmental Technology Co., Ltd.	10	-
	24	346

The related parties listed above are directly or indirectly owned by the Control Group, the Company provided advertising services to them. The advance payments listed above are received from these parties for advertising services will be provided in the future periods.

12.	Due to Control Group

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Due to Control Group	1,142	1,149

Due to Control Group were amounts paid by Control Group individuals on behalf of the Company which mainly included staff salary, performance bonus, cost of resources purchased and other administrative expenses.

13.	Taxation

1)Income tax

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax have been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2009 or prior periods.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net to its shareholders, no BVI withholding tax will be imposed.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2009 or prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the exceeding three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online did not obtain the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law as of December 31, 2008, therefore, its income tax was computed using the income tax rate of 25% for the year ended December 31, 2008.

With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the year ended December 31, 2009 due to its unexpired tax holidays for fiscal year 2009 through fiscal year 2010.

●	The applicable income tax rate for Beijing CNET Online was 25% for the year ended December 31, 2009 and 2008.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2) Business tax and relevant surcharges

Revenue of advertisement services are subject to 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to 5.5% business tax.  Business tax charged was included in cost of sales.

3) Value added tax

As a small-scale value added tax payer, revenue from sales of self-developmented software of Rise King WFOE is subjected to 3% value added tax.

As of December 31, 2009 and 2008, taxes payable consist of:

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Business tax payable	1,003	556
Culture industry development surcharge payable	27	4
Value added tax payable	8	-
Enterprise income tax payable	886	1,132
Individual income tax payable	54	54
	1,978	1,746

A reconciliation of the provision for income taxes determined at the US federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2009	2008
	US$(’000)	US$(’000)
Pre-tax income	4,899	3,762
US federal rate	35%	35%

Income tax expense computed at U.S. federal rate	1,715	1,317
Reconciling items:
Rate differential for domestic earnings	(1,912)	(376)
Tax holiday effects	(692)	-
Non-deductible expenses	1,769	21

Effective tax expense	880	962

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009 and 2008, the Company did not have any significant temporary differences and carryforwards that may result in deferred tax.

14.	Dividend payable

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Dividend payable to Series A convertible stock holders	373	-

Dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$10,304,000 for the year ended December 31, 2009 commencing from the dividend commencement date which is August 21, 2009.

15.	Long-term borrowing from director

	As of December 31,
	2009	2008
	US$(’000)	US$(’000)
Long-term borrowing from director	128	128

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the long-term investment in the Company’s wholly-owned subsidiary Rise King WFOE.

16.	Warrant liabilities

On August 21, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company sold units, comprised of 10% Series A Convertible Preferred Stock, par value US$0.001 per share (the “Series A preferred stock”), and two series of warrants, for a purchase price of US$2.50 per unit (the “August 2009 Financing”).  The Company sold 4,121,600 units in the aggregate, which included (i) 4,121,600 shares of Series A preferred stock, (ii) Series A-1 Warrant to purchase 2,060,800 shares of common stock at an exercise price of US$3.00 per share with a three-year term, and (iii) Series A-2 Warrants to purchase 2,060,800 shares of common stock at an exercise price of US$3.75 with a five-year term.  Net proceeds were approximately US$9,162,000, net of issuance costs of approximately US$1,142,000.  TriPoint Global Equities, LLC acted as placement agent and received (i) a placement fee in the amount equal to 8% of the gross proceeds and (ii) warrants to purchase up to 329,728 shares of common stock at an exercise price of US$2.50, 164,864 shares at an exercise price of US$3.00 and 164,864 shares at an exercise price of US$3.75 respectively, with a five-year term (“Placement agent warrants” and together with the Series A-1 Warrant and Series A-2 Warrant, the “Warrants”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for warrants

The Company analyzed the Warrants in accordance to ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced, in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

Allocation of the proceeds at commitment date and re-measurement as of December 31, 2009

As described in Note 17 below, the total proceeds allocated to the Series A-1 warrants and Series A-2 warrants were approximately US$4,406,000 as of August 21, 2009, and the re-measured fair value of the warrants as of December 31, 2009 was approximately US$8,532,000. The changes in fair value of the Series A-1 warrant and Series A-2 warrant which are approximately US$4,126,000 were recorded in earnings for the year ended December 31, 2009.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Placement agent warrants

In accordance with ASC Topic 340 subtopic 10 section S99-1 (formerly Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering”),   “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”  In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”  Accordingly, the Company concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If the Company had not issued the warrants to the placement agent, the Company would have had to pay the same amount of cash as the fair value.  Therefore, the Company deducted the total fair value of the Placement agent warrants as of the Commitment Date which was approximately US$733,000 as a deduction of the fair value assigned to the Series A preferred stock.

Since they contain the same terms as the Series A-1 and Series A-2 Warrants, the Placement Agent Warrants are also entitled to the benefits of the “Down-round protection” provision, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under ASC Topic 815 with changes in fair value recorded in earnings at each reporting period. As of December 31, 2009, the total fair value of the Placement agent warrants were approximately US$1,032,000, therefore, the changes of the total fair value of the Placement agent warrants which were approximately US$299,000 were recorded in earnings for the year ended December 31, 2009.

The following table summarized the above transactions:

	As of December 31, 2009	As of August 21, 2009	Changes in Fair Value
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	4,513	2,236	2,277
Series A-2 warrant	4,019	2,170	1,849
Placement agent warrants	1,032	733	299
	9,564	5,139	4,425

17.	Series A convertible preferred shares

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (each, a “Liquidation”), the holders of the Series A preferred stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to US$2.5 per share of the Series A preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of Liquidation (collectively, the “Series A Liquidation Preference Amount”) before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of Liquidation, the assets thus distributed among the holders of the Series A shares shall be insufficient to permit the payment to such holders of the full Series A Preference Amount, then the entire assets of the Company legally available for distribution shall be distributed ratably among the holders of the Series A preferred stock.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement

In connection with the Financing, the Company entered into a registration rights agreement (the “RRA”) with the Investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission to register the shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”), thirty (30) days after the closing of the Financing.  The Company has agreed to use its best efforts to have the Registration Statement declared effective within 150 calendar days after filing, or 180 calendar days after filing in the event the Registration Statement is subject to a “full review” by the SEC.

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

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance to “ASC Topic 825 “Financial Instruments” subtopic 20” (formerly Financial Accounting Standards Board Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”). The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered by the Company.  Therefore, the Company concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized for the year ended December 31, 2009.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance to ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  The Company evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed between the Company and its investors, the release of these escrow shares to the Principal Stockholder will not regard to continue employment, and this arrangement is in substance an inducement made to facilitate the financing transaction on behalf of the Company, rather than as compensatory.  Therefore, the Company concluded that this arrangement should be recognized and measured according to its nature and reflects as a deduction of the proceeds allocated to the newly issued securities with no compensation expenses recorded in earnings.

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

Allocation of the proceeds at commitment date and calculation of beneficial conversion feature

The following table summarized the allocation of proceeds to the Series A preferred stock and the Warrants:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Gross proceeds Allocated	Number of Instruments	Allocated value per instrument
	US$ (’000)		US$
Series A-1 Warrant	2,236	2,060,800	1.08
Series A-2 Warrant	2,170	2,060,800	1.05
Series A preferred stock	5,898	4,121,600	1.43
Total	10,304

In accordance to the schedule above, the unit price is: [1.08*50%+1.05*50%+1.43] = US$2.5 per unit.

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

According to ASC Topic 340 subtopic 10 section S99-1 (formerly Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of offering”),   “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.  Accordingly, the Company deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock.

18.	Reverse acquisition and common stock (reclassification of the stockholders’ equity)

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	Related party transactions

	Year ended December 31,
	2009	2008
	US$(’000)	US$(’000)
Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	1,548	423
-Beijing Zujianwu Technology Co., Ltd.	-	34
-Beijing Fengshangyinli Technology Co., Ltd.	79	159
-Soyilianmei Advertising Co., Ltd.	539	449
-Beijing Telijie Cleaning Technology Co., Ltd.	-	53
-Beijing Telijie Century Environmental Technology Co., Ltd.	204	53
-Beijing Rongde Information Technology Co., Ltd.	-	276
	2,370	1,447

20.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$148,000 and US$ 106,000 for the year ended December 31, 2009 and 2008, respectively.

21.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and prepayments and other current assets. As of December 31, 2009 and 2008 substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

Risk arising from operations in foreign countries

All of the Company’s operations are conducted within the PRC. The Company’s operations in the PRC are subject to various political, economic, and other risks and uncertainties inherent in the PRC. Among other risks, the Company’s operations in the PRC are subject to the risks of restrictions on transfer of funds, changing taxation policies, foreign exchange restrictions; and political conditions and governmental regulations.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Currency convertibility risk

Significant part of the Company’s businesses is transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary to transfer its net assets, which to the Company through loans, advances or cash dividends.

22.	Commitments

The following table sets forth the Company’s contractual obligations as of December 31, 2009:

	Rental payments	Server hosting and board-band lease payments	TV advertisement purchase payments	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Year ended December 31,
-2010	261	84	31,752	32,097
-2011	261	-	-	261
-Thereafter	-	-	-	-
Total	522	84	31,752	32,358

23.	Segment reporting

Based on the criteria established by ASC Topic 280 “Segment report” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), as of December 31, 2009, the Company mainly operated in five principal segments: TV advertising, internet advertising, bank kiosk advertising, internet advertising resources resell and internet information management. Internet information management is a new product and business segment of the Company, which was officially launched in August 2009. It is an intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet.  The following tables present summarized information by segments.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2009
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)
Revenue	17,722	19,298	152	1,178	116	966	(1,708)	37,724
Cost of sales	4,456	16,335	13	1,086	6	35	(698)	21,233
Total operating expenses	5,794	688	120	-	-	1,490 *	(1,010)	7,082
Including: Depreciation and amortization expense	53	58	83	-	-	13	-	207
Operating income(loss)	7,472	2,275	19	92	110	(559)	-	9,409

Changes in fair value of warrants (See note 16)	-	-	-	-	-	4,425	-	4,425

Expenditure for long-term assets	432	221	-	-	-	277	-	930
Net income (loss)	6,705	2,079	19	92	110	(4,986)	-	4,019
Total assets	12,249	7,703	438	-	-	9,484	(4,110)	25,764

*Including US$360,000 share-based compensation expenses (See note 25).

	Year ended December 31, 2008
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)
Revenue	11,292	7,007	128	3,081	-	-	-	21,508
Cost of sales	4,671	5,939	22	3,154	-	-	-	13,786
Total operating expenses	2,923	1,006	9	-	-	10	-	3,948
Including: Depreciation and amortization expense	21	34	22	-	-	-	-	77
Operating income(loss)	3,698	62	97	(73)	-	(10)	-	3,774

Expenditure for long-term assets	41	23	431	-	-	2	-	497
Net income (loss)	2,068	669	73	-	-	(10)	-	2,800
Total assets	6,794	5,037	414	-	-	128	(3,560)	8,813

24.	Earnings (Loss) per share

Basic and diluted earnings (loss) per share for each of the periods presented are calculated as follows:

	Year ended December 31,
	2009	2008
	US$(’000)	US$(’000)
	(Amount in thousands except for the number of shares and per share data)
Numerator:
Net income (loss) attributable to common shareholders-basic and diluted	$(2,252)	$2,800
Denominator:
Weighted average number of common shares outstanding-basic and diluted	14,825,125	13,790,800

Basic and diluted earnings (loss) per share	$(0.15)	$0.20

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All share and per share data have been retroactively adjusted to reflect the reverse acquisition on June 26, 2009 whereby the 13,790,800 shares of common stock issued by the Company (nominal acquirer) to the shareholders of China Net BVI (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition.  For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

As of December 31, 2009, a total of 4,121,600 convertible preferred shares and a total of 4,781,056 outstanding warrants have not been included in the calculation of diluted earnings (loss) per share in order to avoid any anti-dilutive effect.

25.	Share-based compensation expenses

On June 26, 2009, the Company issued 300,000 shares of common stock to TriPoint Capital Advisors, LLC and 300,000 shares of common stock to Richever Limited, respectively, that the Company’s board of directors previously approved for the financial consulting and corporate development services that they provided.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 600,000 shares issued were valued at $0.25 per share, the closing bid of the Company’s common stock on the date of issue.  Therefore, total aggregate value of the transaction that we recognized was US$150,000, which was recorded in general and administrative expenses as share-based compensation expenses.

On June 17, 2009, the Company engaged J and M Group, LLC (“J&M”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue J&M 120,000 shares of the Company’s common stock that vest 10,000 shares every 30 days. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 120,000 shares issued on June 17, 2009 were valued at $0.15 per share, the closing bid of the Company’s common stock on the date of issue. Therefore, total aggregate number of shares granted to J&M vested as of December 31, 2009 was 60,000 shares.  Total aggregate value of the transaction that the Company recognized in the year ended December 31, 2009 were US$9,000, which were recorded in general and administrative expenses as share-based compensation expenses. Going forward the cost of these shares will be expensed as they vest.

On July 1, 2009, the Company engaged Hayden Communications International, Inc. (“HC”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue HC 80,000 shares of the Company’s common stock that vest on a straight line basis over the contract period. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 80,000 shares issued on July 1, 2009 were valued at $1.75 per share, the closing bid of the Company’s common stock on the date of issue. Therefore, total aggregated number of shares granted to HC vested as of December 31, 2009 was 40,000 shares.  Total aggregate value of the transaction that the Company recognized in the year ended December 31, 2009 were US$70,000, which were recorded in general and administrative expenses as share-based compensation expenses. Going forward the cost of these shares will be expensed as they vest.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 13, 2009, the Company issued 54,020 restricted shares to its employees and consultants which were fully vested upon issuance. These shares were valued at US$2.43 per share which represents the grant date fair value of these shares.  Total aggregate value of the transaction that the Company recognized in the year ended December 31, 2009 were approximately US$131,000 which were recorded in general and administrative expenses as share-based compensation expenses.

On November 30, 2009, the Company granted one 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such changes of control.  These options were valued at US$2.64 per share which represents the grant datefair value of these options.  The related compensation expenses will be recognized over its vesting period.  The Company didn’t recognize the compensation expenses for these options for the year ended December 31, 2009, due to the amount is immaterial.

The Company estimates the fair value of these options using the Black-Scholes option pricing model based on the following assumptions:

Underlying stock price	$3.43
Expected term	3
Risk-free interest rate	1.10%
Dividend yield	-
Expected Volatility	150%
Exercise price of the option	$5

Underlying stock price is a discounted stock price based upon the regression on actual discount obtained from an appropriate index due to lack of liquidity of the Company’s underlying stock and other factors.  As the three individuals receiving options are non-employee executive directors, the Company believes that forfeitures are highly unlikely, and termination is not applicable. As such, the Company developed a weighted-average expected term at 3 years based on analysis of the vesting schedule and exercise assumptions. The risk-free interest rate is based on the 3 year U.S. Treasury rate. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. The expected volatility is calculated using historical data obtained from an appropriate index due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

Options issued and outstanding at December 31, 2009 and their movements during the period are as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2009	-			-
Granted/Vested	54,000	5	$5.00	-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2009	54,000	4.92	$5.00	-

26.	Subsequent events

The company has evaluated events subsequent to the balance sheet date through March 31, 2010, which represents the date these financial statements were available to be issued.

In January and March 2010, there were 500,000 and 98,000 shares of Series A convertible preferred stock which were converted into the Company’s common stock, respectively.

In February 2010, the Company paid approximately US$285,000 in cash to the Series A convertible preferred stock holders which represent the dividend from August 21, 2009 (“the Dividend Commence Date”) to November 30, 2009 (“the Dividend Payment Date).

On March 4, 2010 the Company’s common stock was listed on the American Stock Exchange under the under the symbol “CNET”, before this the Company’s common stock was trade on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CHNT.”

The investor and placement agent warrants that were issued as a result of our August 2009 Financing contained a Down-round protection provision” whereby for a period of twelve (12) months following December 31, 2009 (the effective date of the Registration Statement) in the event the Company issued any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration.  As described in Note 16 and according to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

On March 29, 2010, the Company and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants. The amendment, which is retroactive from and including, August 21, 2009, to the investor and placement agent warrants removes the “Down-round protection” rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  In addition, the amendment to the warrants added a provision to grant the holders of a majority of the warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants. An estimate of the financial effect cannot be made at this time.