Form 10-Q
period 2010-03-31
ChinaNet Online Holdings, Inc.
filed 2010-05-17
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2010

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of May 17, 2010 the registrant had 16,891,820 shares of common stock outstanding.

TABLE OF CONTENTS

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	March 31,	December 31,
	2010	2009
	(US $)	(US $)
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$12,395	$13,917
Accounts receivable, net	4,235	3,173
Other receivables	2,120	2,636
Prepayments and deposits to suppliers	5,882	4,111
Due from related parties	161	492
Due from director	219	-
Inventories	2	2
Other current assets	460	30
Total current assets	25,474	24,361

Property and equipment, net	1,307	1,355
Other long-term assets	35	48
	$26,816	$25,764

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$500	$290
Advances from customers	428	914
Other payables	11	27
Accrued payroll and other accruals	266	191
Due to related parties	-	24
Due to Control Group	1,139	1,142
Due to director	282	-
Taxes payable	1,277	1,978
Dividends payable	317	373
Total current liabilities	4,220	4,939

Long-term borrowing from director	128	128
Warrant liabilities	-	9,564

Commitments and contingencies	-	-

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	March 31,	December 31,
	2010	2009
	(US $)	(US $)
	Unaudited

Stockholders’ equity:
Series A convertible preferred stock, US$0.001 par value; authorized-8,000,000 shares; issued and outstanding-3,403,600 and 4,121,600 shares at March 31, 2010 and December 31, 2009 respectively (Liquidation preference of $2.5 per share) (see note 18)	3	4
Common stock, US$0.001 par value; authorized-50,000,000 shares; issued and outstanding 16,546,320 shares and 15,828,320 shares at March 31, 2010 and December 31, 2009 respectively	17	16
Additional paid-in capital	18,340	10,574
Statutory reserves	372	372
Retained earnings	3,616	50
Accumulated other comprehensive income	120	117
Total stockholders’ equity	22,468	11,133

	$26,816	$25,764

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2010	2009
	(US $)	(US $)
	Unaudited	Unaudited

Sales
To unrelated parties	$10,034	$9,303
To related parties	194	494
	10,228	9,797

Cost of sales	6,727	6,277
Gross margin	3,501	3,520

Operating expenses
Selling expenses	427	1,462
General and administrative expenses	794	349
Research and development expenses	134	50
	1,355	1,861

Income from operations	2,146	1,659

Other income (expense):
Changes in fair value of warrants	1,861	-
Interest income	2	2
Other income	-	4
	1,863	6

Income before income tax expense	4,009	1,665
Income tax expense	214	386
Net income	3,795	1,279

Other comprehensive income
Foreign currency translation gain	3	3
Comprehensive income	$3,798	$1,282

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME CONTINUED
(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2010	2009
	(US $)	(US $)
	Unaudited	Unaudited

Net income	$3,795	$1,279

Dividend of Series A convertible preferred stock	(229)	-

Net income attributable to common shareholders	$3,566	$1,279

Earnings per share
Earnings per common share
Basic	$0.22	$0.09
Diluted	$0.18	$0.09

Weighted average number of common shares outstanding:
Basic	16,234,409	13,790,800
Diluted	21,059,683	13,790,800

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2010	2009
	(US $)	(US $)
	Unaudited	Unaudited

Cash flows from operating activities
Net income	$3,795	$1,279
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	92	42
Share-based compensation expenses	63	-
Changes in fair value of warrants	(1,861)	-
Changes in operating assets and liabilities
Accounts receivable	(1,062)	(369)
Other receivables	1,979	(63)
Prepayments and deposits to suppliers	(1,770)	(374)
Due from related parties	331	45
Due from/to director	63	-
Other current assets	(430)	11
Accounts payable	212	86
Advances from customers	(486)	496
Accrued payroll and other accruals	75	77
Other payables	(16)	-
Due to related parties	(24)	(13)
Due to Control Group	(4)	(256)
Taxes payable	(701)	532
Net cash provided by operating activities	256	1,493

Cash flows from investing activities
Purchases of vehicles and office equipment	(31)	(19)
Purchases of other long-term assets	-	(15)
Net cash used in investing activities	(31)	(34)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2010	2009
	(US $)	(US $)
	Unaudited	Unaudited

Cash flows from financing activities
Dividend paid to convertible preferred stockholders	(285)	-
Increase of short-term loan to third parties	(1,463)	(1,461)
Decrease in short-term loan from directors	-	(10)
Increase in other payables	-	14
Net cash provided by financing activities	(1,748)	(1,457)

Effect of exchange rate fluctuation on cash and cash equivalents	1	4

Net increase in cash and cash equivalents	(1,522)	6

Cash and cash equivalents at beginning of year	13,917	2,679
Cash and cash equivalents at end of year	$12,395	$2,685

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$1,019	$4

Non-cash transactions:

Warrant liability reclassify to additional paid in capital	$7,703	$-

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800  shares (the “Exchange Shares”) of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), provides advertising, marketing and communication services to small and medium companies in China through www.28.com (the portal website of the Company’s PRC Variable Interest Entity), TV media and bank kiosks.

The Company’s wholly owned subsidiary, China Net BVI was incorporated in the British Virgin Islands on August 13, 2007. On April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established, and is the parent company of, Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the PRC (“Rise King WFOE”). The Company refers to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” Through a series of contractual agreements, the Company operates its business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”). Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively. From time to time, we refer to them collectively as the “PRC Operating Entities.”

Shanghai Borongdingsi is owned 51% by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, and subsequently entered into a supplementary agreement in December 2008, pursuant to which they would conduct bank kiosk advertisement business. The business is based on a bank kiosk cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The bank kiosk cooperation agreement has a term of eight years starting August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the bank kiosk business exclusively until the recovery of the cost of purchase of the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the succeeding net profit generated from the bank kiosk advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2.	Summary of significant accounting policies

a)	Change of reporting entity and basis of presentation

As a result of the Share Exchange on June 26, 2009, the former China Net BVI shareholders became owners of a majority of the common stock of the Company.  The transaction was regarded as a reverse acquisition whereby China Net BVI was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although the Company is the legal parent company.  The share exchange was treated as a recapitalization of the Company.  As such, China Net BVI (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, Emazing Interactive, Inc. was delivered with zero assets and zero liabilities at time of closing. Following the Share Exchange, the company changed its name from Emazing Interactive, Inc. to ChinaNet Online Holdings, Inc. The financial statements have been prepared as if China Net BVI had always been the reporting company and then on the date of the Share Exchange, had changed its name and reorganized its capital stock.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company, and its subsidiaries and Variable Interest Entities (“VIEs”), China Net BVI, China Net HK, Rise King WFOE, Beijing CNET Online and Business Opportunity Online.  According to the agreements between Beijing CNET Online and Shanghai Borongdingsi, although Beijing CNET Online legally owns 51% of Shanghai Borongdingsi’s interests, Beijing CNET Online only controls the assets and liabilities related to the bank kiosks business, which has been included in the financial statements of Beijing CNET Online, but does not control any other assets of Shanghai Borongdingsi, thus, Shanghai Borongdingsi’s financial statements were not consolidated by the Company.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 31, 2010. The results of operations for the interim periods presented are not indicative of the operating results to be expected for the Company’s fiscal year ending December 31, 2010.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification or ASC is effective for interim and annual periods ending after September 15, 2009.  The principal impact on the Company’s financial statements for adopting the Codification is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Company is providing cross-references to the standards issued and adopted prior to the adoption of the Codification alongside references to the Codification.

c)	Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

d)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases these estimates on historical experiences and the best information available at the time the estimates are made; however actual results could differ from those estimates. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of March 31, 2010, final amounts may differ from these estimates.

e)	Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$” or “US dollar”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating entities is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating entities, which are prepared using the RMB, are translated into the Company’s reporting currency, the US dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

	March 31,		December 31,
	2010	2009	2009

Balance sheet items, except for equity accounts	6.8361	6.8456	6.8372

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8360	6.8466	6.8409

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Cash and cash equivalents

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

Vehicles	5 years
Office equipment	3-10 years
Electronic devices	5 years

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses incurred for the three months ended March 31, 2010 and 2009.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

k)	Fair Value

Accounting Standard Codification™ (“ASC”) Topic 820 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurement and Disclosures”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -    Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, trade and other receivables, prepayments, payables and other liabilities approximate fair values due to their short maturities.

Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount as of
	Level 1	Level 2	Level 3	December 31, 2009
Financial instruments	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	-	9,564	-	9,564

Due to lack of the liquidity of the Company’s underlying stock and other factors, the Company estimated the fair value of the warrant liabilities based upon observable inputs such as quoted prices for similar securities, quoted price in markets that are not active or other inputs that are observable to determine the fair value of the warrant liabilities.

Warrant liabilities measured at fair value as of December 31, 2009 were related to the investor and placement agent warrants (collectively, the “Warrants”) that were issued in connection with the Company’s August 2009 Financing.  The Warrants contained a “Down-round protection provision” pursuant to which for a period of twelve (12) months following December 31, 2009 (the effective date of the Registration Statement) in the event the Company issued any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration then the exercise price of the Warrants would be subject to downward adjustment.  As described in Note 17 and according to ASC Topic 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative liabilities should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

On March 29, 2010, the Company and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants (the “Warrant Amendments”). The Warrant Amendments, which are retroactive from and including, August 21, 2009, removes the “Down-round protection” rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants or without consideration.  In addition, the Warrant Amendments added a provision prohibiting the Company from issuing any new shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants or without consideration without the prior written consent of the holders of a majority of the then outstanding warrants until December 31, 2010.

As a result of Warrant Amendments, the Warrants issued in August 2009 financing were qualified as indexed to the Company’s own stock and then meet the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000, was recorded in earnings for the three month period ended March 31, 2010.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2010.

l)	Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605 (Staff Accounting Bulletin No. 104, “Revenue Recognition”). In accordance with ASC Topic 605, revenues are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

m)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

n)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred and are included in “selling expenses” in the statement of income and comprehensive income. For the three month period ended March 31, 2010 and 2009, advertising expenses for the Company’s own brand building were approximately US$ 252,000 and US$1,139,000, respectively.

o)	Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the three month period ended March 31, 2010 and 2009 were approximately US$ 134,000 and US$50,000 respectively.

p)	Income taxes

The Company adopts ASC Topic 740 (formerly SFAS No. 109, “Accounting for income taxes”) and uses liability method to account for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. The Company had no deferred tax assets and liabilities recognized for the three month period ended March 31, 2010 and for the year ended December 31, 2009.

q)	Uncertain tax positions

The Company adopts ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”), which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the three month period ended March 31, 2010 and 2009, and for the year ended December 31, 2009, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

The Company has adopted ASC 450 subtopic 20, Loss Contingencies (formerly SFAS 5 “Accounting for Contingencies”) in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

v)	New accounting pronouncement to be adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year ending December 31, 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal ending December 31, 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected that the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation” and does not change any existing accounting standards.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

3.	Cash and cash equivalents

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Cash	293	616
Deposits with short-term maturities	12,102	13,301
	12,395	13,917

The Company received net proceeds from investors of approximately US$9,162,000 in its August 2009 financing for continuing business expansion and development in PRC. The Company’s operations in PRC use RMB as its functional currency. The company is subject to the effects of exchange rate fluctuations with respect to any of these currencies.  In approximately US$ 26,816,000 total assets of the Company, cash and cash equivalents represented approximately 46% of the total assets as of March 31, 2010.

4.	Accounts receivable

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Accounts receivable	4,306	3,244
Less: Allowance for doubtful debts	71	71
Accounts receivable, net	4,235	3,173

All of the accounts receivable are non-interest bearing.  As of May 14, 2010, approximately US$2,500,000 of Accounts receivable had been collected. Management believes that there will not be any collectability issue about these accounts receivable, therefore additional allowance for doubtful accounts is not required for the three months ended March 31, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5.	Other receivables

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Advance deposits for TV advertisement bidding	-	2,261
Short-term loan to third parties	1,463	-
Staff advances for normal business purpose	657	375
	2,120	2,636

Advance deposits for TV advertisement bidding were deposits made by the Company to participate in the biddings for TV advertisement time of 2010 in several TV stations, and had been collected during the three month period ended March 31, 2010. Short-term loan to third parties were temporary loans, unsecured, no interest bearing, as of May 14, 2010, these balances had been collected. Management believes no allowance for doubtful accounts is required for these other receivables for the three month period ended March 31, 2010.

6.	Prepayments and deposits to suppliers

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Contract execution guarantees to TV advertisement and internet resources providers	4,114	3,086
Prepayments to TV advertisement and internet resources providers	1,752	991
Other deposits and prepayments	16	34
	5,882	4,111

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

Management believes that there will not be any collectability issue about these deposits and prepayments, and no allowance for doubtful accounts is required for the three month period ended March 31, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7.	Due from related parties

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Beijing Hongfujiali Information Technology Co., Ltd.	-	439
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	93	53
Beijing Telijie Century Environmental Technology Co., Ltd.	13	-
Beijing Fengshangyinli Technology Co., Ltd	6	-
Soyilianmei Advertising Co., Ltd.	49	-
	161	492

These related parties are directly or indirectly owned by the Control Group (see note 12) or the management of the Company.  Amount due from Beijing Hongfujiali Information Technology Co., Ltd. as of December 31, 2009, which amounting approximately US$439,000 was advanced deposit for participating in year 2010 advertising resources bidding and had been collected in January 2010.  Amount due from Soyilianmei Advertising Co., Ltd. as of March 31, 2010, which amounting approximately US$49,000 was related to the internet advertising resources purchased by the Company on behalf this related party, the rest of the related party balances were outstanding payments for advertising services the Company provided to these related parties.

8.	Due from director

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Due from director	219	-

Due from director represents advance deposit borrowed by a director to participate in TV advertisement bidding for the Company’s own brand building in several TV stations.

9.	Property and equipment

        Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Vehicles	423	423
Office equipment	847	816
Electronic devices	438	438
Total property and equipment	1,708	1,677
Less: accumulated depreciation	401	322
	1,307	1,355

Depreciation expense for the three months ended March 31, 2010 and 2009 were approximately US$ 80,000 and $42,000 respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10.	Accrued payroll and other accruals

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Accrued payroll and staff welfare	190	131
Accrued operating expenses	76	60
	266	191

11.	Due to related parties

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Beijing Rongde Information Technology Co., Ltd.	-	-
Beijing Saimeiwei Food Equipments Technology Co., Ltd	-	14
Beijing Telijie Century Environmental Technology Co., Ltd.	-	10
	-	24

The related parties listed above are directly or indirectly owned by the Control Group, the Company provided advertising services to them. The advance payments listed above are received from these parties for advertising services that will be provided in the future periods.

12.	Due to Control Group

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Due to Control Group	1,139	1,142

Mr. Handong Cheng, Mr. Xuanfu, Liu and Ms. Li Sun, the owners of the Company’s PRC VIEs, Business Opportunities Online, and Beijing CNET Online before the Offshore Restructuring, are collectively referred to as the “Control Group”.

Due to Control Group were amounts paid by Control Group individuals on behalf of the Company which mainly included staff salary, performance bonus, costs of resources purchased.

13.	Due to director

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Due to director	282	-

Due to director represents the operating expenses paid by director on behalf of the Company.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

14.	Taxation

1)Income tax

i). The Company is incorporated in the state of Nevada.  Under the current laws of Nevada, the Company is not subject to state corporation income tax.  The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal income tax has been made in the financial statements as the Company has no taxable income for the three month period ended March 31, 2010.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong income tax has been made in the financial statements as China Net HK has no taxable income for the three month period ended March 31, 2010. Additionally, upon payment of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating entities, being incorporated in the PRC, are governed by the income tax laws of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the following three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the exceeding three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the three month period ended March 31, 2010 and the year ended December 31, 2009 due to its unexpired tax holidays for the year 2009 through year 2010.  For the three month period ended March 31, 2009, since Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law, it estimated and calculated its income tax based on the income tax rate of 25%, the difference of the income tax expenses between the estimated and the actual income tax expenses for the three month period ended March 31, 2009 was approximately US$270,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

●	The applicable income tax rate for Beijing CNET Online was 25% for the three month period ended March 31, 2010 and 2009.

●
The New EIT also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous enterprise income tax law and rules.  A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.  Rise King WFOE is invested by immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

2) Business tax and relevant surcharges

Revenue of advertisement services is subject to a 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to a 5.5% business tax.  Business tax charged was included in cost of sales.

3) Value added tax

As a small-scale value added taxpayer, revenue from sales of self-developed software of Rise King WFOE is subject to a 3% value added tax.

As of March 31, 2010 and December 31, 2009, taxes payable consist of:

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Business tax payable	1,138	1,003
Culture industry development surcharge payable	4	27
Value added tax payable	-	8
Enterprise income tax payable	82	886
Individual income tax payable	53	54
	1,277	1,978

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15.	Dividend payable

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Dividend payable to Series A convertible preferred stockholders	317	373

Dividend to Series A convertible stockholders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share commencing from the dividend commencement date which is August 21, 2009. Dividend accrued for the three month period ended March 31, 2010 was approximately US$229,000. The Company paid approximately US$285,000 in dividends to its Series A convertible preferred stockholders during the three month period ended March 31, 2010.

16.	Long-term borrowing from director

	March 31,	December 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000)

Long-term borrowing from director	128	128

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the long-term investment in the Company’s wholly-owned subsidiary Rise King WFOE.

17.	Warrant liabilities

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

The Warrants have an initial exercise price which is subject to adjustment in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, and when initially issued, the issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common shares. That limitation may be waived by the warrant holders by sending a written notice to the Company not less than 61 days prior to the date that they would like to have the limitation waived.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Accounting for warrants

As described in Note 2 k), the Company analyzed the Warrants in accordance with ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced, in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

On March 29, 2010, the Company and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants (the “Warrant Amendments”). The Warrant Amendments, which are retroactive from and including, August 21, 2009, remove the “Down-round protection” rights included in the Warrants that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants or for no consideration.  In addition, the Warrant Amendments added a provision prohibiting the Company from issuing any new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants then in effect or without consideration without the prior written consent of the holders of a majority of the then outstanding warrants until December 31, 2010.

As a result of the Warrant Amendment, the Warrants issued in August 2009 financing were qualified as indexed to the Company’s own stock and therefore meet the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the re-classification, which was approximately US$7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the three month period ended March 31, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following table summarized the above transactions:

	As of March 29, 2010	As of December 31, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	3,606	4,513	(907)
Series A-2 warrant	3,256	4,019	(763)
Placement agent warrants	841	1,032	(191)
	7,703	9,564	(1,861)

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

The Placement agent warrants, when issued, also included the same “Down-round protection” provisions as the Series A-1 Warrants and Series A-2 Warrants.  The holders of the Placement agent warrants also entered into amendments to the warrants on March 29, 2010, as described above.  Therefore, they were reclassified to equity on March 29, 2010.  The changes of fair value of the placement agent warrants before the reclassification had been recorded in earnings for each respective reporting period.

18.	Series A convertible preferred shares

Key terms of the Series A preferred stock sold by the Company in the August 2009 financing are summarized as follows:

Dividends

Dividends on the Series A preferred stock shall accrue and be cumulative from and after the issuance date.  For each outstanding share of Series A preferred stock, dividends are payable at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock.  Dividends are payable quarterly within thirty (30) days following the last Business Day of each August, November, February and May of each year (each, a “Dividend Payment Date”), and continuing until such stock is fully converted. The Company shall have the right, at its sole and exclusive option, to pay all or any portion of each and every quarterly dividend that is payable on each Dividend Payment Date, either (i) in cash, or (ii) by issuing to the holder of Series A preferred stock such number of additional shares of common stock which, when multiplied by US$2.5 would equal the amount of such quarterly dividend not paid in cash.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (each, a “Liquidation”), the holders of the Series A preferred stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to US$2.5 per share of the Series A preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of Liquidation (collectively, the “Series A Liquidation Preference Amount”) before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of Liquidation, the assets thus distributed among the holders of the Series A shares shall be insufficient to permit the payment to such holders of the full Series A Liquidation Preference Amount, then the entire assets of the Company legally available for distribution shall be distributed ratably among the holders of the Series A preferred stock.

Conversion Rights

Voluntary Conversion:

At any time on or after the date of the initial issuance of the Series A preferred stock, the holder of any such shares of Series A preferred stock may, at such holder’s option, subject to the limitations described below in “Conversion Restriction”, elect to convert all or a portion of the shares of Series A preferred stock held by such person into a number of fully paid and non-assessable shares of common stock equal to the quotient of the Series A Liquidation Preference Amount divided by the initial conversion price of US$2.5. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents with lower price or without considerations etc, as stimulated in the Certification of Designation.

Mandatory Conversion:

All outstanding shares of the Series A preferred stock shall automatically convert into shares of Common Stock, subject to the limitations described below in “Conversion Restriction”, at the earlier to occur of (i) the twenty-four month anniversary of the closing date of the August 2009 financing, and (ii) at such time that the volume weighted average price of the Company’s common stock is no less than US$5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock of at least 50,000 shares per day.

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

Registration Rights Agreement

In connection with the August 2009 financing, the Company entered into a registration rights agreement (the “RRA”) with the Investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission to register the shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”), thirty (30) days after the closing of the  August 2009 financing.  The Company has agreed to use its best efforts to have the Registration Statement declared effective within 150 calendar days after filing, or 180 calendar days after filing in the event the Registration Statement is subject to a “full review” by the SEC. The Registration Statement was declared effective by the SEC on December 31, 2010 and a post-effective amendment to the Registration Statement was declared effective by the SEC on May 6, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Company is required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  The Company will pay liquidated damages of 2% of each holder’s initial investment in the Units sold in the August 2009 financing per month, payable in cash, up to a maximum of 10%, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  However, no liquidated damages shall be paid with respect to any securities being registered that the Company is not permitted to include in the Registration Statement due to the SEC’s application of Rule 415.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with “ASC Topic 825 “Financial Instruments” subtopic 20” (formerly Financial Accounting Standards Board Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”). The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered by the Company.  Therefore, the Company concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized.

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

Because the 2009 Performance Threshold has been met, 1,279,080 shares of the Company’s common stock (50% of the Escrow Shares) will be released to Rise King Investment Limited.  The Company is currently working with the Escrow Agent to facilitate the release of these shares.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

In accordance with ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  The Company evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed between the Company and its investors, the release of these escrow shares to the Principal Stockholder will not regard to continue employment, and this arrangement is in substance an inducement made to facilitate the financing transaction on behalf of the Company, rather than as compensatory.  Therefore, the Company concluded that this arrangement should be recognized and measured according to its nature and reflects as a deduction of the proceeds allocated to the newly issued securities with no compensation expenses recorded in earnings.

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

Accounting for the Series A preferred stock

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  The Company concluded that the embedded conversion feature of the Series A preferred stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

Allocation of the proceeds at commitment date and calculation of beneficial conversion feature

The following table summarizes the allocation of proceeds to the Series A preferred stock and the Warrants:

	Gross proceeds Allocated	Number of Instruments	Allocated value per instrument
	US$ (’000)		US$

Series A-1 Warrant	2,236	2,060,800	1.08
Series A-2 Warrant	2,170	2,060,800	1.05
Series A preferred stock	5,898	4,121,600	1.43
Total	10,304

In accordance with the schedule above, the unit price is: [1.08*50%+1.05*50%+1.43] = US$2.5 per unit.

The Company then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  The Company concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance with ASC Topic 470 subtopic 20, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock.  Accordingly, the total proceeds allocated to Series A preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to the Company’s common stock at any time on or after the initial issue date, all discount was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders in the period the preferred stock was issued.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

According to ASC Topic 340 subtopic 10 section S99-1 (formerly Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of offering”),   “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering,” and in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.  Accordingly, the Company deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock.

19.	Related party transactions

	Three months ended March 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000) (Unaudited)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	142	283
-Beijing Fengshangyinli Technology Co., Ltd.	13	31
-Soyilianmei Advertising Co., Ltd.	-	165
-Beijing Telijie Cleaning Technology Co., Ltd.	-	15
-Beijing Telijie Century Environmental Technology Co., Ltd.	39	-
	194	494

20.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$44,000 and US$28,000 for the three month period ended March 31, 2010 and 2009, respectively.

21.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and prepayments and other current assets. As of March 31, 2010 and December 31, 2009 substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

22.	Commitments

The following table sets forth the Company’s contractual obligations as of March 31, 2010:

	Rental payments	Server hosting and board-band lease payments	TV advertisement and Internet resources purchase payments	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Nine month ended December 31,
-2010	196	55	25,900	26,151
Year ended December 31,
-2011	261	-	110	371
-Thereafter	-	-	-	-
Total	457	55	26,010	26,522

The contractual obligations of TV advertisement and internet resources purchase payments represent the contracts signed by the Company with TV stations for purchasing the TV advertisement time and with the internet resources providers for purchasing internet advertisement resources.  The Company will update these contracts with the related counterparties based on its actual needs if necessary.

23.	Segment Reporting

Based on the criteria established by ASC Topic 280 “Segment report” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), as of March 31, 2010, the Company mainly operated in five principal segments: TV advertising, internet advertising, bank kiosk advertising, internet advertising resources resell and internet information management. Internet information management is a new product and business segment of the Company, which was officially launched in August 2009. It is an intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet.  The following tables present summarized information by segments.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

	Three months ended March 31, 2010 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenue	4,544	5,402	132	92	58	-		-	10,228
Cost of sales	1,129	5,505	10	80	3	-		-	6,727
Total operating expenses	633	140	16	-	-	566	*	-	1,355
Including: Depreciation and amortization expense	26	29	16	-	-	21		-	92
Operating income(loss)	2,782	(243)	106	12	55	(566)		-	2,146

Changes in fair value of warrants	-	-	-	-	-	1,861		-	1,861

Expenditure for long-term assets	-	-	-	-	-	31		-	31
Net income (loss)	2,570	(243)	106	12	55	1,295		-	3,795
Total assets	14,175	10,415	317	-	-	9,352		(7,443)	26,816

*Including US$ 63,000 share-based compensation expenses.

	Three months ended March 31, 2009 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	3,684	5,742	-	371	-	-	-	9,797
Cost of sales	858	5,040	-	364	-	15	-	6,277
Total operating expenses	1,566	175	21	-	-	99	-	1,861
Including: Depreciation and amortization expense	9	12	21	-	-	-	-	42
Operating income(loss)	1,260	527	(21)	7	-	(114)	-	1,659

Expenditure for long-term assists	8	16	-	-	-	10	-	34
Net income (loss)	855	552	(21)	7	-	(114)	-	1,279
Total assets	8,067	6,383	395	-	-	341	(3,865)	11,321

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

24.	Earnings (Loss) per share

Basic and diluted earnings (loss) per share for each of the periods presented are calculated as follows:

	Three months ended March 31,
	2010	2009
	US$(’000) (Unaudited)	US$(’000) (Unaudited)
	(Amount in thousands except for the number of shares and per share data)

Net income (numerator for diluted income per share)	$3,795	$1,279
Less: Series A convertible preferred stock	(229)	-
Net income attributable to common shareholders (numerator for basic income per share)	3,566	1,279

Weighted average number of common shares outstanding - Basic	16,234,409	13,790,800
Effect of diluted securities:
Series A Convertible preferred stock	3,715,511	-
Warrants	1,109,763	-
Weighted average number of common shares outstanding -Diluted	21,059,683	13,790,800

Earnings per share-Basic	$0.22	$0.09
Earnings per share-Diluted	$0.18	$0.09

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

25.	Share-based compensation expenses

On June 17, 2009, the Company engaged J and M Group, LLC (“J&M”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue J&M 120,000 shares of the Company’s common stock that vest 10,000 shares every 30 days. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 120,000 shares issued on June 17, 2009 were valued at $0.15 per share, the closing bid of the Company’s common stock on the date of issue. Therefore, total aggregate number of shares granted to J&M vested for the three month period ended March 31, 2010 was 30,000 shares.  Total aggregate value of the transaction that the Company recognized for the three month period ended March 31, 2010 was US$4,500, which was recorded in general and administrative expenses as share-based compensation expenses. Going forward the cost of these shares will be expensed as they vest.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

On July 1, 2009, the Company engaged Hayden Communications International, Inc. (“HC”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue HC 80,000 shares of the Company’s common stock that vest on a straight line basis over the contract period. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 80,000 shares issued on July 1, 2009 were valued at $1.75 per share, the closing bid of the Company’s common stock on the date of issue. Therefore, total aggregated number of shares granted to HC vested for the three month period ended March 31, 2010 was 20,000 shares.  Total aggregate value of the transaction that the Company recognized for the three month period ended March 31, 2010 was US$35,000, which was recorded in general and administrative expenses as share-based compensation expenses. Going forward the cost of these shares will be expensed as they vest.

On November 30, 2009, the Company granted one 5-year option to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such change of control.  These options were valued at US$2.64 per share which represents the grant date fair value of these options.  The related compensation expenses will be recognized over its vesting period.  Total aggregate value of the transaction that the Company recognized for these options for the three month period ended March 31, 2010 was US$23,760, which was recorded in general and administrative expenses as share-based compensation expenses. Going forward the cost of these options will be expensed as they vest.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Options issued and outstanding at March 31, 2010 and their movements during the period are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2010	54,000	4.92		-
Granted/Vested	-		$5.00	6,750		$5.00
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2010	54,000	4.67	$5.00	6,750	4.67	$5.00

26.	Subsequent Event

The company has evaluated events subsequent to the balance sheet date through May 17, 2010, which represents the date these financial statements were available to be issued.

During the three months ended March 31, 2010, there were 345,500 shares of Series A convertible preferred stock which converted into the Company’s common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and “Quantitative and Qualitative Disclosure about Market Risks” in this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us  all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), provides advertising, marketing and communication services to small and medium companies in China.

Our wholly owned subsidiary, China Net BVI, was incorporated in the British Virgin Islands on August 13, 2007. On April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established and is the parent company of Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the PRC (“Rise King WFOE”). We refer to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” Through a series of contractual agreements, we operate our business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”). Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively. From time to time, we refer to them collectively as the “PRC Operating Entities.”

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

As a result of the Share Exchange on June 26, 2009, the former China Net BVI shareholders own a majority of our common stock.  The transaction was regarded as a reverse merger whereby China Net BVI was considered to be the accounting acquirer as its shareholders retained control of our company after the Share Exchange, although we are the legal parent company.  The share exchange was treated as a recapitalization of our company.  As such, China Net BVI (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, Emazing Interactive, Inc. was delivered with zero assets and zero liabilities at time of closing. Following the Share Exchange, we changed our name from Emazing Interactive, Inc. to ChinaNet Online Holdings, Inc. Our financial statements have been prepared as if China Net BVI had always been the reporting company and then on the date of the share exchange, had changed its name and reorganized its capital stock.

●	Critical accounting policies and management estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of us, and our subsidiaries and Variable Interest Entities (“VIEs”).  We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

Foreign currency translation

Our functional currency is United States dollars (“US$” or “US dollar”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of our PRC operating entities is Renminbi (“RMB’), and PRC is the primary economic environment in which we operate.

For financial reporting purposes, the financial statements of our PRC operating entities, which are prepared using the RMB, are translated into our reporting currency, the US dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

 No representation is made that the RMB amounts could have been, or could be converted into US$ at such rates.

Revenue recognition

Our revenue recognition policies are in compliance with ASC Topic 605 (Staff Accounting Bulletin No. 104, “Revenue Recognition”). In accordance with ASC Topic 605, revenues are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

 Sales

Sales include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20 (formerly Emerging Issues Task Force (“EITF”) abstract issue No. 99-17”).  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, we provide advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered.  We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon our credit assessments of the customers prior to entering into contracts, we determine if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

Taxation

1.	Income tax

We follow the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. We had no deferred tax assets and liabilities recognized for the three months ended March 31, 2010 and 2009, and for the year ended December 31, 2009.

We adopted ASC Topic 740 (Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). ASC Topic 740 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the three months ended March 31, 2010 and 2009, and for the year ended December 31, 2009, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We are incorporated in the State of Nevada.  Under the current law of Nevada we are not subject to state corporation income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal income tax has been made in our financial statements as no taxable income for the three month ended March 31, 2010.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong income tax has been made in our financial statements as no taxable income for the three months ended March 31, 2010. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv).  Our PRC operating entities, being incorporated in the PRC, are governed by the income tax laws of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the following three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the exceeding three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the three month period ended March 31, 2010 and the year ended December 31, 2009 due to its unexpired tax holidays for year 2009 through year 2010.  For the three month period ended March 31, 2009, since Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law, it estimated and calculated its income tax based on the income tax rate of 25%.  The difference between the estimated and the actual income tax expense for the three month period ended March 31, 2009 was approximately US$270,000.

●	The applicable income tax rate for Beijing CNET Online was 25% for the three month period ended March 31, 2010 and 2009.

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

2) Business tax and relevant surcharges

Revenue of advertisement services is subject to a 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to a 5.5% business tax.  Business tax charged was included in cost of sales.

3) Value added tax

As a small-scale value added taxpayer, revenue from sales of self-developed software of Rise King WFOE is subject to a 3% value added tax.

Warrant liabilities and reclassification

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

The Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, and when initially issued, the issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common shares. That limitation may be waived by the warrant holders by sending a written notice to the Company not less than 61 days prior to the date that they would like to have the limitation waived.

Accounting for warrants

We analyzed the Warrants in accordance with ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  We adopted the provisions of ASC Topic 815 subtopic 40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, we concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced, in the event we issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to our own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

On March 29, 2010, we and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants (the “Warrant Amendments”). The Warrant Amendments, which are retroactive from and including, August 21, 2009, remove the “Down-round protection” rights included in the Warrants that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants or for no consideration.  In addition, the Warrant Amendments added a provision prohibiting us from issuing any new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants then in effect or without consideration without the prior written consent of the holders of a majority of the then outstanding warrants until December 31, 2010.

As a result of the Warrant Amendment, the Warrants issued in August 2009 financing were qualified as indexed to the Company’s own stock and therefore meet the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the re-classification, which was approximately US$7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the three month period ended March 31, 2010.

Placement agent warrants

In accordance with ASC Topic 340 subtopic 10 section S99-1 (formerly Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering”), “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”  In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”  Accordingly, we concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we deducted the total fair value of the Placement agent warrants as of the Commitment Date, which was approximately US$733,000, as a deduction of the fair value assigned to the Series A preferred stock.

The Placement agent warrants, when issued, also included the same “Down-round protection” provisions as the Series A-1 Warrants and Series A-2 Warrants.  The holders of the Placement agent warrants also entered into amendments to the warrants on March 29, 2010, as described above.  Therefore, they were reclassified to equity on March 29, 2010.  The changes of fair value of the placement agent warrants before the reclassification had been recorded in earnings for each respective reporting period.

Series A preferred stock

Key terms of the Series A preferred stock sold by us in the August 2009 financing are summarized as follows:

Dividends

Dividends on the Series A preferred stock shall accrue and be cumulative from and after the issuance date.  For each outstanding share of Series A preferred stock, dividends are payable at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock.  Dividends are payable quarterly within thirty (30) days following the last Business Day of each August, November, February and May of each year (each, a “Dividend Payment Date”), and continuing until such stock is fully converted. We shall have the right, at its sole and exclusive option, to pay all or any portion of each and every quarterly dividend that is payable on each Dividend Payment Date, either (i) in cash, or (ii) by issuing to the holder of Series A preferred stock such number of additional shares of our common stock which, when multiplied by US$2.5 would equal the amount of such quarterly dividend not paid in cash.

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

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of us, whether voluntary or involuntary (each, a “Liquidation”), the holders of the Series A preferred stock then outstanding shall be entitled to receive, out of the assets of us available for distribution to its stockholders, an amount equal to US$2.5 per share of the Series A preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of Liquidation (collectively, the “Series A Liquidation Preference Amount”) before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of Liquidation, the assets thus distributed among the holders of the Series A shares shall be insufficient to permit the payment to such holders of the full Series A Preference Amount, then all of the assets legally available to us for distribution shall be distributed ratably among the holders of the Series A preferred stock.

Conversion Rights

Voluntary Conversion:

At any time on or after the date of the initial issuance of the Series A preferred stock, the holder of any such shares of Series A preferred stock may, at such holder’s option, subject to the limitations described below in “Conversion Restriction”, elect to convert all or portion of the shares of Series A preferred stock held by such person into a number of fully paid and non-assessable shares of common stock equal to the quotient of the Series A Liquidation Preference Amount  divided by the initial conversion price of US$2.5. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents with lower price or without considerations etc, as detailed in the Certification of Designation.

Mandatory Conversion:

All outstanding shares of the Series A preferred stock shall automatically convert into shares of Common Stock, subject to the limitations described below in “Conversion Restriction” , at the earlier to occur of (i) the twenty-four month anniversary of the closing date of the August 2009 financing, and (ii) at such time that the volume weighted average price of our common stock is no less than US$5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock of at least 50,000 shares per day.

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

Registration Rights Agreement

In connection with the August 2009 financing, we entered into a registration rights agreement (the “RRA”) with the Investors in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”), thirty (30) days after the closing of the August 2009 financing.  We have agreed to use its best efforts to have the Registration Statement declared effective within 150 calendar days after filing, or 180 calendar days after filing in the event the Registration Statement is subject to a “full review” by the SEC. The Registration Statement was declared effective by the SEC on December 31, 2010 and a post-effective amendment to the Registration Statement was declared effective by the SEC on May 6, 2010.

We are required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  We will pay liquidated damages of 2% of each holder’s initial investment in the Units sold in the August 2009 financing per month, payable in cash, up to a maximum of 10%, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  However, no liquidated damages shall be paid with respect to any securities being registered that we are not permitted to include in the Financing Registration Statement due to the SEC’s application of Rule 415.

We evaluated the contingent obligation related to the RRA liquidated damages in accordance with “ASC Topic 825 “Financial Instruments” subtopic 20” (formerly Financial Accounting Standards Board Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”). The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered.  Therefore, we concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized.

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

For purposes of the Escrow Agreement, net income is defined in accordance with US GAAP and reported by us in its audited financial statements for each of the fiscal years ended 2009 and 2010; provided, however, that net income for each of fiscal years ended 2009 and 2010 shall be increased by any non-cash charges incurred (i) as a result of the Financing , including without limitation, as a result of the issuance and/or conversion of the Series A preferred stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the investors, as applicable, pursuant to the terms of the Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to Messrs. Handong Cheng and Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders”), upon the exercise of options granted to the PRC Shareholders by the Principal Stockholder, (iv) as a result of the issuance of warrants to any placement agent and its designees in connection with the Financing, (v) the exercise of any warrants to purchase common stock outstanding  and (vi) the issuance under any performance based equity incentive plan that we adopt.

Because the 2009 Performance Threshold has been met, 1,279,080 shares of the Company’s common stock (50% of the Escrow Shares) will be released to Rise King Investment Limited.  The Company is currently working with the Escrow Agent to facilitate the release of these shares.

In accordance with ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  We evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed with our investors, the release of these escrow shares to our Principal Stockholder will not regard to continue employment, and this arrangement is in substance an inducement made to facilitate the financing transaction, rather than as compensatory.  Therefore, we concluded that this arrangement should be recognized and measured according to its nature and reflects as a deduction of the proceeds allocated to the newly issued securities with no compensation expenses recorded in earnings.

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

Accounting for the Series A preferred stock

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control of us on or after an agreed upon date. We evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  We concluded that the embedded conversion feature of the Series A preferred stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

Allocation of the proceeds at commitment date and calculation of beneficial conversion feature

The following table summarizes the allocation of proceeds to the Series A preferred stock and the Warrants:

	Gross proceeds Allocated	Number of instruments	Allocated value per instrument
	US$(’000)		US$
Series A-1 Warrant	2,236	2,060,800	1.08
Series A-2 Warrant	2,170	2,060,800	1.05
Series A preferred stock	5,898	4,121,600	1.43
Total	10,304

In accordance with the schedule above, the unit price is: 1.08*50%+1.05*50%+1.43 = US$2.5 per unit.

We then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  We concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance with ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock.  Accordingly, the total proceeds allocated to Series A preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to our  common stock at any time on or after the initial issue date, all discount was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders in the period the preferred stock was issued.

According to Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of offering” (“ASC Topic 340 subtopic 10 section S99-1”), “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering” and in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.  Accordingly, we deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock.

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

All share and per share data have been retroactively adjusted to reflect the reverse acquisition on June 26, 2009 whereby the 13,790,800 shares of common stock issued by us (nominal acquirer) to the shareholders of China Net BVI (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition.  For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

New accounting pronouncement to be adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. our fiscal ending December 31, 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. our fiscal ending December 31, 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on our Consolidated Financial Statements.

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

ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. We expect to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  We are currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

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

We expect that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

A.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, in thousands of US dollars.

	Three months ended March 31,
	2010	2009
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Sales
To unrelated parties	$10,034	$9,303
To related parties	194	494
	10,228	9,797

Cost of sales	6,727	6,277
Gross margin	3,501	3,520
Operating expenses
Selling expenses	427	1,462
General and administrative expenses	794	349
Research and development expenses	134	50
	1,355	1,861

Income from operations	2,146	1,659

Other income (expense):
Changes in fair value of warrants	1,861	-
Interest income	2	2
Other income	-	4
	1,863	6

Income before income tax expense	4,009	1,665
Income tax expense	214	386
Net income	3,795	1,279

Other comprehensive income
Foreign currency translation gain	3	3
Comprehensive income	$3,798	$1,282

Net income	$3,795	$1,279

Dividend of Series A convertible preferred stock	(229)	-
Net income attributable to common shareholders	$3,566	$1,279

Earnings per share
Basic	$0.22	$0.09
Diluted	$0.18	$0.09

Weighted average number of common shares outstanding:
Basic	16,234,409	13,790,800
Diluted	21,059,683	13,790,800

NON-GAAP MEASURES

To supplement the unaudited consolidated statement of income and comprehensive income presented in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of income from operations, income before income tax expenses, net income and basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, which are adjusted from results based on GAAP to exclude the non-cash gain recorded, which related to the changes in fair value of the warrant liabilities.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presents reconciliations of our non-GAAP financial measures to the unaudited consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009 (all amounts in thousands of US dollars):

	Three months ended March 31,
	2010		2009
	GAAP	NON GAAP	GAAP	NON GAAP

Income from operations	$2,146	$2,146	$1,659	$1,659
Other income (expenses):
Changes in fair value of warrants	1,861	-	-	-
Interest income	2	2	2	2
Other income	-	-	4	4
	1,863	2	6	6
Income before income tax expense	4,009	2,148	1,665	1,665
Income tax expense	214	214	386	386
Net income	3,795	1,934	1,279	1,279
Other comprehensive income
Foreign currency translation gain	3	3	3	3
Comprehensive income	$3,798	$1,937	$1,282	$1,282

Net income	$3,795	$1,934	$1,279	$1,279

Dividend for series A convertible preferred stock	(229)	(229)	-	-

Net income attributable to common shareholders	$3,566	$1,705	$1,279	$1,279

Earnings per common share-Basic	$0.22	$0.11	$0.09	$0.09

Earnings per common share-Diluted	$0.18	$0.09	$0.09	$0.09

Weighted average number of common shares outstanding:
Basic	16,234,409	16,234,409	13,790,800	13,790,800
Diluted	21,059,683	21,059,683	13,790,800	13,790,800

REVENUE

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	Three months ended March 31,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollar, except percentage)

Internet advertisement	$4,544	44%	$3,684	37.6%
TV advertisement	5,402	53%	5,742	58.6%
Internet Ad. resources resell	92	1%	371	3.8%
Bank kiosks	132	1%	-	-
Internet information management	58	1%	-	-
Total	$10,228	100%	$9,797	100%

Revenue type	Three months ended March 31,
	2010 (Unaudited)		2009 (Unaudited)
	(Amount expressed in thousands of US dollar, except percentage)

Internet advertisement	$4,544	100%	$3,684	100%
—From unrelated parties	4,351	96%	3,435	93%
—From related parties	193	4%	249	7%
TV advertisement	5,402	100%	5,742	100%
—From unrelated parties	5,401	100%	5,497	96%
—From related parties	1	-	245	4%
Internet Ad. resources resell	92	100%	371	100%
—From unrelated parties	92	100%	371	100%
—From related parties	-	-	-	-
Bank kiosks	132	100%	-	-
—From unrelated parties	132	100%	-	-
—From related parties	-	-	-	-
Internet information management	58	100%	-	-
—From unrelated parties	58	100%	-	-
—From related parties	-	-	-	-
Total	$10,228	100%	$9,797	100%
—From unrelated parties	$10,034	98%	$9,303	95%
—From related parties	$194	2%	$494	5%

Total Revenues: Our total revenues increased to US$10.2 million for the three months ended March 31, 2010 from US$9.8 million for the same period of 2009.

    We derive the majority of our advertising service revenues from the sale of advertising space and provision of the related technical support on our portal website www.28.com; and from the sale of advertising time purchased from different TV programs to unrelated third parties and to some of our related parties. We report our advertising revenue between related and unrelated parties because historically about 5%-10% of our advertising service revenues came from clients related to some of the shareholders of our PRC operating entities. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis. We plan to extend our strategy of focusing on the rapidly growing internet advertising sales business, which boasts gross margins of 75%. We will focus resources and allocate capital to internet advertising, which yield more predictable and recurring revenue.

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

●
We achieved a 23% increase in internet advertising revenues to US$4.5 million for the three months ended March 31, 2010 from US$3.7 million for the same period of 2009.  This is primarily as a result of (1) the successful brand building effort for www.28.com we made in prior years both on TV and in other well-known portal websites in China; (2) more mature client service technologies; and (3) a more experienced sales team.

●
We had a 6% decrease of revenue in TV advertising to US$5.4 million for the three months ended March 31, 2010 from US$5.7 million for the same period in 2009.  We generated this US$5.4 million of TV advertising revenue by selling about 7,500 minutes of advertising time that we purchased from about seven provincial TV stations compared with approximately 8,000 minutes we sold in the same period of 2009.  The decrease of revenue in TV advertising segment was mainly due to the decrease of the 500 total minutes we sold for the three months ended March 31, 2010 compared with the same period of 2009. The increase of the TV advertising is relatively limited because of the much higher cost of the air time compares with the better price performance ratio generated from internet advertisement. And also due to the Spring Festival was in the middle of the first quarter of 2010, the effect of the TV commercials presented around that period would be affected, which led our customers unwilling to purchase TV advertisement service from us in the first quarter of 2010. Therefore, for the three months ended March 31, 2010, we maintained the same selling price as last year to attract clients, which limited our increase of revenue in TV advertising segment for the period. However, management believe, there will be improvement of the performance in TV advertising segment in future periods of 2010.

●
Our resale of internet advertising resources is our resale of a portion of the internet resources that we purchase from Baidu in bulk to our existing internet advertising clients, in order to promote their businesses through sponsored search, search engine traffic generation techniques etc.  We achieved US$0.1 million of this revenue for the three months ended March 31, 2010 and US$0.4 million for the same period of 2009. We do not consider this segment to be a core business and revenue source, because it does not promote the www.28.com brand and the revenue of this segment is not considered stable and predictable. We will continue monitor our clients’ demands of this segment and adjust our strategy accordingly to maximize our earnings from this segment.

●
As of March 31, 2010, we have deployed 200 kiosks in China Construction Bank Henan Branch, and achieved approximately US$0.1 million revenue from this segment. Since the bank kiosks advertising business is still in the initial development stage, it was not a significant contribution to revenue for the three months ended March 31, 2010.  We plan to deploying 1300 more kiosks in aggregate by the end of 2010 starting from Henan, Shanghai and plan to cover Beijing, Guangdong and Si Chuan based on the possible client sources we will target.  We will continue our efforts on development of this segment in year 2010.

●
Internet information management is a new business segment that we launched in August 2009, which offers our clients an intelligence software product based on our proprietary search engine optimization technology.  The main objective of the product is to help our clients gain an early warning of potential negative exposure on the internet so that when necessary they can formulate an appropriate response.  We charge a monthly fee to clients using this service.  For the three month ended March 31, 2010, we generated US$0.06 million revenue from this business segment. We plan to build our efforts to offer this service to more of our existing clients in the future.

Cost of revenues

     Our cost of revenues consists of costs directly related to the offering of our advertising services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Three months ended March 31,
	2010			2009
	(Unaudited)			(Unaudited)
	(Amount expressed in thousands of US dollar, except percentage)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$4,544	$1,129	75%	$3,684	$858	77%
TV advertisement	5,402	5,505	(2)%	5,742	5,040	12%
Internet Ad. resources resell	92	80	13%	371	364	2%
Bank kiosk	132	10	92%	-	15	N/A
Internet information management	58	3	95%	-	-	-
Total	$10,228	$6,727	34%	$9,797	$6,277	36%

Cost of revenues: Our total cost of revenues increased to US$6.7 million for the three months ended March 31, 2010 from US$6.3 million for the same period of 2009.  Our cost of revenues related to the offering of our advertising services mainly consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search etc, TV advertisement time costs purchased from TV stations, and business taxes and surcharges.

●
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, Google, to help our internet advertisement clients to get better exposure and to generate more visits from their advertisements placed on our portal website.  We accomplish these objectives though sponsored search, advanced tracking, advanced traffic generation technologies, and search engine optimization technologies in connection with the well-known portal websites indicated above. Our internet resources cost for internet advertising revenue was US$1.1 million and US$0.9 million for the three months ended 2010 and 2009, respectively. Our average gross profit ratio for internet advertising services is about 70%-80%.  For the three months ended March 31, 2010 and 2009, the gross profit ratio for this segment was 75% and 77% respectively, which were considered stable and reasonable for this business segment.

●
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from about seven different provincial TV stations and resell it to our TV advertisement clients through infomercials produced by us. Our TV advertisement time cost was US$5.5 million and US$5.0 million for the three months ended March 31, 2010 and 2009, respectively. The 2% negative gross profit ratio of TV advertisement segment for the three months ended March 31, 2010 was mainly due to the increase of our purchase cost per minute charged by the TV stations for the three months ended March 31, 2010 compares with that in 2009 with no significant increase of selling price.

●
Our resale of internet advertising resources is a segment that we launched in May 2008. We purchase advertising resources Baidu in large volumes, allowing us to enjoy a more favorable discount on rates. We normally purchase these internet resources for providing value-added services to our internet advertising clients on our own portal website www.28.com. However, besides placing advertisements on www.28.com, some of our advertising clients also want to use other direct channels for their promotions, so they purchase internet resources from us because, through us, they have access to lower rates as compared to the market price. The gross profit ratio for this business is not considered to be stable because it depends on the relationship between the demand for internet advertising resource and the resources available therefore. The relatively low gross profit ratio for the three months ended March 31, 2009 was due to the fact that we previously over purchased internet advertising resources and we had to resell such resources at a lower price to cover our costs.

Gross Profit

As a result of the foregoing, our gross profit was US$3.50 million for the three months ended March 31, 2010 compared to US$3.52 million for the same period of 2009.  According to our past experience, the comprehensive gross margin of our business is about 35%-45%.  We achieved a relatively lower comprehensive gross margin for the three months ended March 31, 2010 mainly due to the negative gross profit we had for TV advertisement segment for the three months ended March 31, 2010.

Operating Expenses and Net Income

     Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three months ended March 31,
	2010 (Unaudited)		2009 (Unaudited)
	(Amount expressed in thousands of US dollar, except percentage)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$10,228	100%	$9,797	100%
Gross Profit	3,501	34%	3,520	36%
Selling expenses	427	4%	1,462	15%
General and administrative expenses	794	8%	349	4%
Research and development expenses	134	1%	50	0%
Total operating expenses	$1,355	13%	$1,861	19%

Operating Expenses:  Our operating expenses decreased to US$1.4 million for the three months ended March 31, 2010 from US$1.9 million for the same period of 2009.

●
Selling expenses: Selling expenses decreased to US$0.4 million for the three months ended March 31, 2010 from US$1.5 million for the same period of 2009.  Our selling expenses primarily consist of brand development advertising expenses we pay to TV stations for the television promotion of www.28.com, other advertising and promotional expenses, staff salaries, benefit and performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses. The decrease of our selling expenses was mainly due to we decreased our brand development advertising expenses on TV for the three months ended March 31, 2010 to approximately US$0.3 million compares with approximately US$1.1 million we paid for the same period of 2009. We don’t expect the decrease of the brand building expenses on TV will have a significant impact on our future revenue growth, because through the investment we had made in brand building of www.28.com, our website had been recognized as the well-know portal website that provides advertising services for SMEs in China.  With the increase of the cost for brand development on TV, we will participate more in related government support programs of raising employment rates to continue our brand building effects in the further.

●
General and administrative expenses: general and administrative expenses increased to US$0.8 million for the three months ended March 31, 2010 from US$0.3 million for the same period of 2009.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The increase in our general and administrative expenses was mainly due to (1) the increase in professional services charges related to US public company, including but not limited to legal, accounting, internal control enhancement etc, and (2) the increase in share-based compensation expenses recognized for the issuance of stock and stock purchase options in exchange for professional services.  There were no such associated charges incurred for the same period of 2009.

●
Research and development expenses: Research and development expenses increased to US$0.1 million for the three months ended March 31, 2010 from US$0.05 million for the same period of 2009. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. We expect that our research and development expenses will increase in future periods as we will expand, optimize and enhance the stability of our portal website and upgrade our advertising management software. In general, we expect research and development expenses to remain relatively stable as a percentage of our total revenues.

Operating Profit: As a result of the foregoing, our operating profit increased to US$2.1 million for the three months ended March 31, 2010 from US$1.7 million for the same period of 2009.

Changes in Fair Value of Warrants: We originally accounted for our warrants issued to investors and placement agent in connection with the August 2009 financing as derivative liabilities under ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), because they contained a “Down-round” protection that was applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants or for no consideration.  the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

On March 29, 2010, we and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants (the “Warrant Amendments”). The Warrant Amendments, which are retroactive from and including, August 21, 2009, remove the “Down-round protection” rights included in the Warrants that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants or for no consideration.  In addition, the Warrant Amendments added a provision prohibiting us from issuing any new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants then in effect or without consideration without the prior written consent of the holders of a majority of the then outstanding warrants until December 31, 2010.

As a result of the Warrant Amendment, the Warrants issued in August 2009 financing were qualified as indexed to the Company’s own stock and therefore meet the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the re-classification, which was approximately US$7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the three month period ended March 31, 2010..

Income Tax: We recognized an income tax expense of US$0.2 million for the three months ended March 31, 2010. For the three months ended March 31, 2009, we used the estimated income tax rate of 25% to calculate the income tax expense for Business Opportunity Online, one of our PRC operating entities who operates our internet advertising business through www.28.com, because at that time, Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law. The actual income tax rate for Business Opportunity Online for the year ended December 31, 2009 was 7.5%. In January 2010, with an effective date of September 4, 2009, Business Opportunity Online obtained its qualification as a “High and New Technology Enterprise” under the New EIT law and was approved by the local tax authority to continue enjoy the 50% reduction of the applicable income tax rate which is 15% to 7.5% for the year ended December 31, 2009 and 2010. The differences between the estimated income tax expenses and the actual income tax expenses for the three months ended March 31, 2009 was approximately US$ 0.27 million.

Net Income: As a result of the foregoing, our net income amounted to US$3.8 million for the three months ended March 31, 2010 as compared to US$1.3 million for the same period of 2009.  Excluding the non-cash gain recorded as changes in fair value of warrants for the three months ended March 31, 2010, which was approximately US$1.9 million, we achieved net income amounted to US$1.9 million and US$1.3 million for the three months ended March 31, 2010 and 2009, respectively.

Dividend for Series A convertible preferred stock: Dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share for the three months ended March 31, 2010. The dividend accrued for Series A convertible preferred stock was approximately US$0.2 million for the three months ended March 31, 2010.

Net income attributable to common shareholders: Net income attributable to common shareholders represents the net income we achieved minus the dividend accrued for Series A convertible preferred stock.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2010, we had cash and cash equivalents of US$ 12.4 million.

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

The following table provides detailed information about our net cash flow for the periods indicated

	Three Month Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)
	Amount in thousands of US dollar

Net cash provided by operating activities	$256	$1,493
Net cash used in investing activities	(31)	(34)
Net cash used in financing actives	(1,748)	(1,457)
Effect of foreign currency exchange rate changes on cash	1	4
Net increase in cash and cash equivalents	$(1,522)	$6

Net cash provided by operating activities: Our net cash provided by operating activities decreased to US$0.3 million for the three months ended March 31, 2010 from US$1.5 million for the same period of 2009. This is mainly resulting from the increase of the deposits and prepayments we paid to the TV stations which amounting approximately US$1.8 million for the three months ended March 31, 2010, Accounts receivable also increased by approximately US$1.1 million for the three months ended March 31, 2010, as of May 14, 2010, there were approximately US$2.5 million receivables, which were collected subsequently. We also collected approximately US$2 million advance deposits incurred for TV advertisement bidding for the three months ended March 31, 2010.

Net cash used in investing activities: Our net cash used in investing activities was US$0.031 million and US$0.034 million for the three months ended March 31, 2010 and 2009 respectively, which represented the office equipment purchased by us in each indicated period.

Net cash used in financing activities: Our net cash used in financing activities was US$1.7 million and US$1.5 million for the three months ended March 31, 2010 and 2009 respectively. We paid approximately US$0.29 million of dividend to the holders of Series A convertible preferred stock. The rest of the amount was temporary loans we lend to third parties, which has been collected in May 2010.

C.	Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangement as of March 31, 2010.

D.	Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of March 31, 2010:

	Office Rental payments	Server hosting and board-band lease payments	Internet resources and TV advertisement purchase payments	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

For the nine months ended December 31,
-2010	196	55	25,900	26,151
For the year ended December 31,
-2011	261	-	110	371
-thereafter	-	-	-	-
Total	457	55	26,010	26,522

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Other Information

None.

Item 5.  Exhibits

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

CHINANET ONLINE HOLDINGS, INC.

Date: May 17, 2010	By:	/s/ Handong Cheng

Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

Exhibit Index
Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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