Form 10-Q
period 2010-06-30
ChinaNet Online Holdings, Inc.
filed 2010-08-16
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2010

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*
Yes ☐ No ☐

*The registrant has not yet been phased into the Interactive Data requirements.

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
Yes ☐ No ☒

As of August 13, 2010 the registrant had 16,931,320 shares of common stock outstanding.

 TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1-2

Consolidated Statements of Income and Comprehensive Income	3-4

Consolidated Statements of Cash Flows	5-6

Notes to Consolidated Financial Statements	7-35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-58

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59

Item 4(T). Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 1A. Risk Factors	60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3. Defaults Upon Senior Securities	60

Item 4. Submission of Matters to a Vote of Security Holders	60

Item 5. Other Information	60

Item 6. Exhibits	61

Signatures

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30,	December 31,
	2010	2009
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,848	$13,917
Accounts receivable, net	4,751	3,173
Other receivables	2,570	2,636
Prepayment and deposit to suppliers	5,477	4,111
Due from related parties	485	492
Inventories	2	2
Other current assets	269	30
Total current assets	31,402	24,361

Property and equipment, net	1,307	1,355
Other long-term assets	52	48
	32,761	$25,764

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329	$290
Advances from customers	948	914
Other payables	21	27
Accrued payroll and other accruals	287	191
Due to related parties	-	24
Due to Control Group	1,143	1,142
Due to director	382	-
Taxes payable	2,326	1,978
Dividends payable	510	373
Total current liabilities	5,946	4,939

Long-term borrowing from director	128	128
Warrant liabilities	-	9,564

Commitments and contingencies	-	-

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	June 30,	December 31,
	2010	2009
	(US $)	(US $)
	(Unaudited)
Stockholders’ equity:
Series A convertible preferred stock (US$0.001 par value; authorized-8,000,000 shares; issued and outstanding-3,018,600 and 4,121,600 shares at June 30, 2010 and December 31, 2009 respectively; Liquidation preference of $2.5 per share and the accrued but unpaid dividends of $510 and $373, at June 30, 2010 and December 31, 2009, respectively)	3	4
Common stock (US$0.001 par value; authorized-50,000,000 shares; issued and outstanding-16,931,320 shares and 15,828,320 shares at June 30, 2010 and December 31, 2009 respectively)	17	16
Additional paid-in capital	18,398	10,574
Statutory reserves	372	372
Retained earnings	7,636	50
Accumulated other comprehensive income	194	117
Total ChinaNet’s Online Holdings, Inc.’s stockholders’ equity	26,620	11,133
Noncontrolling interest	67	-
Total stockholders’ equity	26,687	11,133

	$32,761	$25,764

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
To unrelated parties	$21,660	$17,715	$11,627	$8,412
To related parties	607	1,463	413	969
	22,267	19,178	12,040	9,381
Cost of sales	12,663	11,889	5,936	5,611
Gross margin	9,604	7,289	6,104	3,770

Operating expenses
Selling expenses	1,337	2,629	911	1,166
General and administrative expenses	1,595	916	801	568
Research and development expenses	330	214	196	164
	3,262	3,759	1,908	1,898

Income from operations	6,342	3,530	4,196	1,872

Other income (expenses):
Changes in fair value of warrants	1,861	-	-	-
Interest income	4	5	2	2
Other income	4	6	4	2
Other expenses	(1)	-	(1)	-
	1,868	11	5	4

Income before income tax expense and noncontrolling interest	8,210	3,541	4,201	1,876
Income tax expense	279	957	65	571
Net income	7,931	2,584	4,136	1,305
Net loss attributable to noncontrolling interest	77	-	77	-
Net income attributable to ChinaNet Online Holdings, Inc.	8,008	2,584	4,213	1,305

Other comprehensive income
Foreign currency translation gain	77	6	74	-
Comprehensive income	$8,008	$2,590	$4,210	$1,305

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc.	$8,008	$2,584	$4,213	$1,305

Dividend of Series A convertible preferred stock	(422)	-	(193)	-

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$7,586	$2,584	$4,020	$1,305

Earnings per share
Earnings per common share
Basic	$0.46	$0.19	$0.24	$0.09
Diluted	$0.38	$0.19	$0.20	$0.09

Weighted average number of common shares outstanding:
Basic	16,542,966	13,845,593	16,848,023	13,899,784
Diluted	20,900,374	13,845,593	20,742,817	13,899,784

Comprehensive Income
Net income	7,931	2,584	4,136	1,305
Foreign currency translation gain	77	6	74	-
	8,008	2,590	4,210	1,305
Comprehensive Income
Comprehensive income / (loss) attributable to noncontrolling interest	(77)	-	(77)	-
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	8,085	2,590	4,287	1,305
	8,008	2,590	4,210	1,305

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2010	2009
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$7,931	$2,584
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	163	85
Share-based compensation expenses	121	150
Changes in fair value of warrants	(1,861)	-
Changes in operating assets and liabilities
Accounts receivable	(1,559)	(1,145)
Other receivables	2,110	(89)
Prepayments and deposit to suppliers	(1,343)	731
Due from related parties	9	(22)
Other current assets	(238)	22
Accounts payable	38	123
Advances from customers	31	(29)
Accrued payroll and other accruals	95	123
Due to related parties	(24)	(274)
Due to director	381	-
Due to Control Group	(4)	32
Other payables	(6)	-
Taxes payable	339	420
Net cash provided by operating activities	6,183	2,711

Cash flows from investing activities
Purchases of vehicles and office equipment	(110)	(64)
Purchases of other long-term assets	(4)	(37)
Net cash used in investing activities	(114)	(101)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	For the six months ended June 30,
	2010	2009
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Cash investment contributed by noncontrolling interest	143	-
Dividend paid to convertible preferred stockholders	(284)	-
Increase of short-term loan to third parties	(2,034)	(1,404)
Decrease of short-term loan from directors	-	(90)
Cancellation and retirement of common stock	-	(300)
Net cash used in financing activities	(2,175)	(1,794)

Effect of exchange rate fluctuation on cash and cash equivalents	37	7

Net increase in cash and cash equivalents	3,931	823

Cash and cash equivalents at beginning of year	13,917	2,679
Cash and cash equivalents at end of period	$17,848	$3,502

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income tax paid	$1,082	$831

Non-cash transactions:

Warrant liability reclassify to additional paid in capital	$7,703	$-

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and principal activities

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

Shanghai Borongdingsi is 51% owned by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct bank kiosk advertisement business. The business is based on a bank kiosk cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The bank kiosk cooperation agreement has a term of eight years starting August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the bank kiosk business exclusively until the recovery of the cost of purchase of the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the succeeding net profit generated from the bank kiosk advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 24, 2010, one of the Company’s subsidiaries, Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), together with other three individuals, who were not affiliated with the Company or any of its subsidiaries or Variable Interest Entities (“VIEs”) , established a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong province of PRC and primarily engaged in designing, developing and selling of internet based software, developing online games, designing and developing the related websites and providing the related internet and information technology services necessary to operate such games and websites. As of June 30, 2010, Business Opportunity Online has invested approximately RMB 4,000,000 (approximately US$587,000) in Shenzhen Mingshan; Shenzhen Mingshan is currently in the start-up stage.

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Company, and its subsidiaries and Variable Interest Entities (“VIEs”), China Net BVI, China Net HK, Rise King WFOE, Beijing CNET Online and Business Opportunity Online and Shenzhen Mingshan.  According to the agreements between Beijing CNET Online and Shanghai Borongdingsi, although Beijing CNET Online legally owns 51% of Shanghai Borongdingsi’s interests, Beijing CNET Online only controls the assets and liabilities related to the bank kiosks business, which has been all included in the financial statements of Beijing CNET Online, but not controls other assets of Shanghai Borongdingsi, thus, Shanghai Borongdingsi’s financial statements were not consolidated by the Company.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the interim periods presented are not indicative of the operating results to be expected for the Company’s fiscal year ending December 31, 2010.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases these estimates on historical experiences and the best information available at the time the estimates are made; however actual results could differ from those estimates. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of June 30, 2010, final amounts may differ from these estimates.

d)	Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating entities is Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating entities, which are prepared using the RMB, are translated into the Company’s reporting currency, the US$. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2010	December 31, 2009

Balance sheet items, except for equity accounts	6.8086	6.8372

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8347	6.8432	6.8335	6.8399

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

f)	Accounts receivable, net

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

g)	Inventories

Inventories, consisting mainly of low value consumable articles are stated at the lower of cost or market value. Inventories are charged to expense when being withdrawn.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Property and equipment, net

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

i)	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses incurred for the six and three months ended June 30, 2010 and 2009.

j)	Fair Value

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount as of December 31,
	Level 1	Level 2	Level 3	2009
Financial instruments	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	-	9,564	-	9,564

Due to lack of the liquidity of the Company’s underlying stock and other factors, the Company estimated the fair value of the warrant liabilities based upon observable inputs such as quoted prices for similar securities, quoted price in markets that are not active or other inputs that are observable to determine the fair value of the warrant liabilities.

Warrant liabilities measured at fair value as of December 31, 2009 was related to the investor and placement agent warrants that were issued as a result of the Company’s August 2009 Financing contained a “Down-round protection provision” whereby for a period of twelve (12) months following December 31, 2009 (the effective date of the Registration Statement) in the event the Company issued any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration.  As described in Note 17 and according to ASC Topic 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

On March 29, 2010, the Company and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the investor and placement agent warrants removes the “Down-round protection” rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  In addition, the amendment to the warrants added a provision to grant the holders of a majority of the warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants.

As a result of this amendment, the Warrants issued in August 2009 financing was qualified as indexed to the Company’s own stock and then meet the scope exceptions of ASC Topic 815, and was eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the six month period ended June 30, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2010.

k)	Revenue recognition

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

l)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

m)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred and are included in “selling expenses” in the statement of income and comprehensive income. For the six month period ended June 30, 2010 and 2009, advertising expenses for the Company’s own brand building were approximately US$ 949,000 and US$1,977,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

n)	Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the six month period ended June 30, 2010 and 2009 were approximately US$330,000 and US$214,000, respectively.

o)	Income taxes

The Company adopts ASC Topic 740 (formerly SFAS No. 109, “Accounting for income taxes”) and uses liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. The Company had no deferred tax assets and liabilities recognized for the six month period ended June 30, 2010 and for the year ended December 31, 2009.

p)	Uncertain tax positions

The Company adopts ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”), which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the six month period ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

q)	Share-based Compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718, (formerly SFAS No. 123R “Share-based Payment”) which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

r)	Comprehensive income

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

s)	Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-65 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which requires the Company to present noncontrolling interests (previously referred to as minority interests) as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income and comprehensive income statement.

Noncontrolling interest on the consolidated balance sheet as of June 30, 2010 represents the noncontrolling interest shareholders’ proportionate share of the equity of the Company’s consolidated major-owned subsidiary Shenzhen Mingshan.  Net loss attributable to noncontrolling interest on the consolidated income and comprehensive income statement represents the noncontrolling interest shareholders’ proportionate share of the net loss incurred for the three and six months ended June 30, 2010 of Shenzhen Minshan.

t)	Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128 “Earning Per Share”). Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares issuable upon the conversion of the convertible preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis when the impact is dilutive. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

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

In April 2010, the FASB issued ASU No. 2010-13 — Compensation — Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2010, the FASB issued ASU No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

The Company expects that the adoption of the above Updates issued will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

3.	Cash and cash equivalents

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)
Cash	92	616
Deposits with short-term maturities	17,756	13,301
	17,848	13,917

4.	Accounts receivable

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)
Accounts receivable	4,822	3,244
Less: Allowance for doubtful debts	71	71
Accounts receivable, net	4,751	3,173

All of the accounts receivable are non-interest bearing.  As of August 13, 2010, approximately US$1,720,000 of Accounts receivable had been subsequently collected. Management believes that there will not be any collectability issue about these accounts receivable, therefore additional allowance for doubtful accounts is not required for the six and three months ended June 30, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Other receivables

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Advance deposits for TV advertisement bidding	-	2,261
Short-term loan to third parties	2,042	-
Staff advances for normal business purpose	528	375
	2,570	2,636

Advance deposits for TV advertisement bidding were deposits made by the Company to participate in the biddings for TV advertisement time of 2010 in several TV stations, and had been all subsequently collected in the first quarter of fiscal year 2010. Short-term loan to third parties were temporary loans, unsecured, no interest bearing and approximately US$1,910,000 had been collected in early July 2010. Management believes no allowance for doubtful accounts is required for these other receivables for the six and three month period ended June 30, 2010.

6.	Prepayment and deposit to suppliers

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantee to TV advertisement and internet resources providers	4,278	3,086
Prepayments to TV advertisement and internet resources providers	926	991
Prepayment for purchase of bank kiosk equipment	248	-
Other deposits and prepayments	25	34
	5,477	4,111

Contract execution guarantee to TV advertisement and internet resources providers are paid as a contractual deposit to the Company’s service providers.  These amounts will be used to offset the service fee needs to be paid to the service providers in the last month of each contract period.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amount in advance.  These prepayments will be transferred to cost of sales when the related services are provided.

Therefore, management believes that there will not be any collectability issue about these deposits and prepayments, and no allowance for doubtful accounts is required for the six and three months ended June 30, 2010.

7.	Due from related parties

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Hongfujiali Information Technology Co., Ltd.	-	439
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	25	53
Beijing Fengshangyinli Technology Co., Ltd	6	-
Beijing Telijie Century Environmental Technology Co., Ltd.	30	-
Soyilianmei Advertising Co., Ltd.	204	-
Due from executive officer	220	-
	485	492

These related parties are directly or indirectly owned by the Control Group (see note 11) or the management of the Company.  Amount due from Beijing Hongfujiali Information Technology Co., Ltd. as of December 31, 2009, which amounting approximately US$439,000 was advanced deposit for participating in year 2010 advertising resources bidding and had been collected in January 2010.  Amount due from Soyilianmei Advertising Co., Ltd. as of June 30, 2010, which amounting approximately US$204,000 was related to the internet advertising resources purchased by the Company on behalf this related party, the rest of the related party balances as of June 30, 2010 were outstanding payments for advertising services the Company provided to these related parties.

The Company participated and bid in a closed auction to purchase television advertising time from a northern provincial television station. In general, in order to participate in such types of auction,  the Company must pay a bid bond in advance of the auction to confirm its intent to purchase such advertising airtime, in the event that it wins the auction. In order to accomplish this, the Company provides its executive officer of the TV production and advertising unit with the cash necessary to pay the bid bond. Due from executive officer represents amounts provided to such employee to pay the bid bond in the auction for television advertising time, but such amount has either not yet been used to pay for television advertising space or has not yet been returned to the Company due to the fact that results of the auction have not yet been disclosed.  The amount disclosed as due from executive officer is expected to be returned by the end of 3rd quarter of 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Property and equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	425	423
Office equipment	929	816
Electronic devices	440	438
Total property and equipment	1,794	1,677
Less: accumulated depreciation	487	322
Total property and equipment, net	1,307	1,355

Depreciation expenses in aggregate for the six months ended June 30, 2010 and 2009 were approximately US$163,000 and $85,000 respectively.

9.	Accrued payroll and other accrues

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	185	131
Accrued operating expenses	102	60
	287	191

10.	Due to related parties

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Rongde Information Technology Co., Ltd.	-	-
Beijing Saimeiwei Food Equipments Technology Co., Ltd	-	14
Beijing Telijie Century Environmental Technology Co., Ltd.	-	10
	-	24

The related parties listed above are directly or indirectly owned by the Control Group (see note 11) and the Company provided advertising services to them. The advance payments listed above were received from these parties for advertising services that will be provided in the future.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Due to Control Group

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Due to Control Group	1,143	1,142

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

12.	Due to director

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Due to director	382	-

Due to director represents the operating expenses paid by director on behalf of the Company.

13.	Taxation

1) Income tax

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the Company is not subject to state corporation income tax.  The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax have been made in the financial statements as the Company has no taxable income for the six month period ended June 30, 2010.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong income tax have been made in the financial statements as China Net HK has no taxable income for the six month period ended June 30, 2010. Additionally, upon payment of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

•
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the exceeding three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the six and three month period ended June 30, 2010 and the year ended December 31, 2009 due to its unexpired tax holidays for the year 2009 through year 2010.  For the six and three month period ended June 30, 2009, since Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law, it estimated and calculated its income tax based on the income tax rate of 25%, the difference of the income tax expenses between the estimated and the actual income tax expenses for the six and three month periods ended June 30, 2009 was approximately US$649,000 and US$379,000 respectively.

•	The applicable income tax rate for Beijing CNET Online was 25% for the six month periods ended June 30, 2010 and 2009.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2) Business tax and relevant surcharges

Revenue of advertisement services is subject to a 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to a 5% to 5.5% business tax.  Business tax charged was included in cost of sales.

3) Value added tax

As a small-scale value added taxpayer, revenue from sales of self-developed software of Rise King WFOE is subject to a 3% value added tax.

As of June 30, 2010 and December 31, 2009, taxes payable consist of:

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Business tax payable	1,265	1,003
Culture industry development surcharge payable	-	27
Value added tax payable	7	8
Enterprise income tax payable	1,000	886
Individual income tax payable	54	54
	2,326	1,978

14.	Dividend payable

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Dividend payable to Series A convertible preferred stockholders	510	373

Dividend to Series A convertible stockholders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible stock outstanding for each of the respectively reporting period.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2010, the Company paid approximately US$285,000 dividends to its Series A convertible stockholders.

15.	Long-term borrowing from director

	June 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	128	128

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

The Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common shares. That limitation may be waived to the warrant holders by sending a written notice to the Company not less than 61 days prior to the date that they would like to have the limitation waived.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting for warrants

As described in Note 2 j), the Company analyzed the Warrants in accordance to ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced, in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

On March 29, 2010, the Company and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the investor and placement agent warrants removes the “Down-round protection” rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  In addition, the amendment to the warrants added a provision to grant the holders of a majority of the warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants.

As a result of this amendment, the Warrants issued in August 2009 financing was qualified as indexed to the Company’s own stock and then meet the scope exceptions of ASC Topic 815, and was eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the six month period ended June 30, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Placement Agent Warrants were also entitled to the benefits of the “Down-round protection” provision upon issuance and subsequently removed on March 29, 2010 as described above.  Therefore, it was reclassified to equity on March 29, 2010.  The changes of fair value of the placement agent warrants before the reclassification had been recorded in earnings for each respective reporting period.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Because the 2009 performance threshold has been met, 1,279,080 Shares (50% of the Escrow Shares) will be released to Rise King Investment Limited, the Company’s principle shareholder.  The Company is currently working with the Escrow Agent to facilitate the release of these shares.

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

Accounting for the Series A preferred stock

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  The Company concluded that the embedded conversion feature of the Series A preferred stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  The Company concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance to ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock.  Accordingly, the total proceeds allocated to Series A preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to the Company’s common stock at any time on or after the initial issuing date, all discount was immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders.

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

18.	Related party transactions

	Six months ended June 30,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	265	887
-Beijing Xiyue Technology Co., Ltd	10	-
-Beijing Fengshangyinli Technology Co., Ltd.	177	61
-Soyilianmei Advertising Co., Ltd.	-	428
-Beijing Telijie Cleaning Technology Co., Ltd.	-	15
-Beijing Telijie Century Environmental Technology Co., Ltd.	155	72
	607	1,463

	Three months ended June 30,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	123	604
-Beijing Xiyue Technology Co., Ltd	9	30
-Beijing Fengshangyinli Technology Co., Ltd.	165	-
-Soyilianmei Advertising Co., Ltd.	-	263
- Beijing Telijie Century Environmental Technology Co., Ltd.	116	72
	413	969

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$96,000 and US$74,000 for the six months ended June 30, 2010 and 2009, respectively.

20.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and prepayments and other current assets. As of June 30, 2010 and December 31, 2009 substantially all of the Company’s cash and cash equivalents which amounting approximately US$17,848,000 and US$13,917,000, respectively (equal to approximately 54% of the Company’s total assets, respectively) were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Commitments

The following table sets forth the Company’s contractual obligations as of June 30, 2010:

	Rental payments	Server hosting and board-band lease payments	Internet resources and TV advertisement purchase payments	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Six months ended December 31, 2010	131	15	17,183	17,329
Year ended December 31,
-2011	262	15	110	387
-Thereafter	-	-	-	-
Total	393	30	17,293	17,716

The contractual obligations of TV advertisement and internet resources purchase payments represent the contracts signed by the Company with TV stations for purchasing the TV advertisement time and with the internet resources providers for purchasing internet advertisement resources.  The Company will update these contracts with the related counterparties based on its actual needs if necessary.

22.	Segment reporting

Based on the criteria established by ASC Topic 280 “Segment report” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), as of June 30, 2010, the Company mainly operated in five principal segments: internet advertising, TV advertising, bank kiosk advertising, internet advertising resources resell and internet information management. Internet information management is a new product and business segment of the Company, which was officially launched in August 2009. It is an intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet.  The following tables present summarized information by segments.

	Six months ended June 30, 2010 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)
Revenue	12,375	9,424	263	93	112	236		(236)	22,267
Cost of sales	3,265	9,238	22	84	6	48		-	12,663
Total operating expenses	2,107	285	32	-	-	1,074	*	(236)	3,262
Including: Depreciation and amortization expense	50	49	32	-	-	32		-	163
Operating income(loss)	7,003	(99)	209	9	106	(886)		-	6,342

Changes in fair value of warrants	-	-	-	-	-	1.861	-	1.861
Expenditure for long-term assets	71	-	-	-	-	43	-	114
Net income (loss)	6,726	(98)	210	9	106	978		7,931
Total assets	20,284	6,656	303	-	-	10,741	(5,223)	32,761

*	Including approximately US$121,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2010 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)
Revenue	7,831	4,021	132	2	54	236	(236)	12,040
Cost of sales	2,136	3,733	12	4	3	48	-	5,936
Total operating expenses	1,474	145	16	-	-	509 *	(236)	1,908
Including: Depreciation and amortization expense	25	20	16	-	-	11	-	72
Operating income(loss)	4,221	143	104	(2)	51	(321)	-	4,196

Changes in fair value of warrants	-	-	-	-	-	-	-	-

Expenditure for long-term assets	71	-	-	-	-	13	-	84
Net income (loss)	4,156	143	104	(2)	51	(316)	-	4,136
Total assets	20,284	6,656	303	-	-	10,741	(5,223)	32,761

*	Including approximately US$58,000 share-based compensation expenses.

	Six months ended June 30, 2009 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	7,871	11,184	19	846	-	292	(1,034)	19,178
Cost of sales	2,155	9,684	1	775	-	16	(742)	11,889
Total operating expenses	3,112	308	78	-	-	553 *	(292)	3,759
Including: Depreciation and amortization expense	19	23	42	-	-	1	- -	85
Operating income(loss)	2,604	1,192	(60)	71	-	(277)	-	3,530

Expenditure for long-term assets	36	17	-	-	-	48	-	101
Net income (loss)	1,679	1,171	(60)	71	-	(277)	-	2,584
Total assets at	7,879	5,603	374	-	-	1,097	(4,472)	10,481

*	Including US$150,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2009 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	4,187	5,442	19	475	-	292	(1,034)	9,381
Cost of sales	1,297	4,643	1	411	-	1	(742)	5,611
Total operating expenses	1,546	133	57	-	-	454 *	(292)	1,898
Including: Depreciation and amortization expense	10	11	21	-	-	1	-	43
Operating income(loss)	1,344	666	(39)	64	-	(163)	-	1,872

Expenditure for long-term assets	28	1	-	-	-	38	-	67
Net income (loss)	825	618	(39)	64	-	(163)	-	1,305
Total assets	7,879	5,603	374	-	-	1,097	(4,472)	10,481

*	Including US$150,000 share-based compensation expenses.

Due to the exchange rates used to convert RMB to US dollar for the six and three months ended June 30, 2010 and 2009 are the respective average exchange rates prevailing during each reporting period which are differ from each other, the converted US dollar amount in the above tables contains exchange rate effects for each reporting period.

23.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)		(Unaudited)
	(Amount in thousands except for the number of shares and per share data)		(Amount in thousands except for the number of shares and per share data)
Net income attributable to ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	$8,008	$2,584	$4,213	$1,305
Less: Dividend for Series A convertible preferred stock	422	-	193	-
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	7,586	2,584	4,020	1,305

Weighted average number of common shares outstanding - Basic	16,542,966	13,845,593	16,848,023	13,899,784
Effect of diluted securities:
Series A Convertible preferred stock	3,406,954	-	3,101,897	-
Warrants	950,454	-	792,897	-
Weighted average number of common shares outstanding -Diluted	20,900,374	13,845,593	20,742,817	13,899,784

Earnings per share-Basic	$0.46	$0.19	$0.24	$0.09
Earnings per share-Diluted	$0.38	$0.19	$0.20	$0.09

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

24.	Share-based compensation expenses

On June 17, 2009, the Company engaged J and M Group, LLC (“J&M”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue J&M 120,000 shares of the Company’s common stock that vest 10,000 shares every 30 days. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 120,000 shares issued on June 17, 2009 were valued at $0.15 per share, the closing bid of the Company’s common stock on the date of issue. Therefore, total aggregate number of shares granted to J&M vested for the six month period ended June 30, 2010 was 60,000 shares.  Total aggregate value of the transaction that the Company recognized for the six month period ended June 30, 2010 was US$9,000, which was recorded in general and administrative expenses as share-based compensation expenses.

On July 1, 2009, the Company engaged Hayden Communications International, Inc. (“HC”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue HC 80,000 shares of the Company’s common stock that vest on a straight line basis over the contract period. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 80,000 shares issued on July 1, 2009 were valued at $1.75 per share, the closing bid of the Company’s common stock on the date of issue. Therefore, total aggregated number of shares granted to HC vested for the six month period ended June 30, 2010 was 40,000 shares.  Total aggregate value of the transaction that the Company recognized for the six month period ended June 30, 2010 was US$70,000, which was recorded in general and administrative expenses as share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 30, 2009, the Company granted one 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such changes of control.  These options were valued at US$2.64 per share which represents the grant date fair value of these options.  The related compensation expenses will be recognized over its vesting period.  Total aggregate value of the transaction that the Company recognized for these options for the six month period ended June 30, 2010 was US$41,580, which was recorded in general and administrative expenses as share-based compensation expenses.

The Company estimates the fair value of these options using the Black-Scholes option pricing model based on the following assumptions:

Underlying stock price	$3.43
Expected term	3
Risk-free interest rate	1.10%
Dividend yield	-
Expected Volatility	150%
Exercise price of the option	$5

Underlying stock price is a discounted stock price based upon the regression on actual discount obtained from an appropriate index due to lack of liquidity of the Company’s underlying stock and other factors.  As the three individuals receiving options are non-employee executive directors, the Company believes that forfeitures and termination are highly unlikely. As such, the Company developed a weighted-average expected term at 3 years based on analysis of the vesting schedule and exercise assumptions.  The risk-free interest rate is based on the 3 year U.S. treasury rate. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. The expected volatility is calculated using historical data obtained from an appropriate index due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

Options issued and outstanding at June 30, 2010 and their movements during the period are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2010	54,000	4.92		-
Granted/Vested	-		$5.00	13,500		$5.00
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2010	54,000	4.42	$5.00	13,500	4.42	$5.00

25.	Subsequent events

Management has considered all events occurring through August 16, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

ChinaNet Online Holdings, Inc., (formerly known as Emazing Interactive, Inc.) (“Our Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of our incorporation until June 26, 2009, when we consummated the Share Exchange (as defined below), our activities were primarily concentrated in web server access and company branding in hosting web based e-games.

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

On June 24, 2010, one of our subsidiaries, Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), together with other three individuals, who were not affiliated with our company or any of our subsidiaries and Variable Interest Entities (“VIEs”), formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong province of PRC and primarily engaged in designing, developing and selling internet based software; developing online games, designing and developing of the related websites and providing the related internet and information technology services necessary to operate the games and related websites. As of June 30, 2010, Business Opportunity Online invested approximately RMB 4,000,000 (approximately US$587,000) to Shenzhen Mingshan; Shenzhen Mingshan is currently in the start-up stage. Management established this company to attempt to participate in the online game website operation business segment in consideration of the prior experiences we had in the website operation in relation to business promotion.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include our accounts, and those of our subsidiaries and VIEs.  We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

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

Taxation

Income tax

We follow the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. We had no deferred tax assets and liabilities recognized for the six months ended June 30, 2010 and 2009, and for the year ended December 31, 2009.

We adopted ASC Topic 740 (Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). ASC Topic 740 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the six months ended June 30, 2010 and 2009, and for the year ended December 31, 2009, we did not have any interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We are incorporated in the State of Nevada.  Under the current law of Nevada we are not subject to state corporation income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal income tax has been made in our financial statements as no taxable income for the six months ended June 30, 2010.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong income tax has been made in our financial statements as no taxable income was generated for the six months ended June 30, 2010. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv).  Our PRC operating entities, being incorporated in the PRC, are governed by the income tax laws of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the following three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013.

•
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the subsequent three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the pre-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the six month period ended June 30, 2010 and the year ended December 31, 2009 due to its unexpired tax holidays for year 2009 through year 2010.  For the six month period ended June 30, 2009, since Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law, it estimated and calculated its income tax based on the income tax rate of 25%.  The difference between the estimated and the actual income tax expense for the six and three month period ended June 30, 2009 was approximately US$649,000 and US$379,000, respectively.

•	The applicable income tax rate for Beijing CNET Online was 25% for the six month period ended June 30, 2010 and 2009.

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

 Business tax and relevant surcharges

Revenue of advertisement services is subject to a 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to a 5% to 5.5% business tax.  Business tax charged was included in cost of sales.

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

The Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common shares. That limitation may be waived to the warrant holders by sending a written notice to the Company not less than 61 days prior to the date that they would like to have the limitation waived.

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

On March 29, 2010, we and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants. The amendment, which is retroactive from and including, August 21, 2009, to the investor and placement agent warrants removes the “Down-round protection” rights that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  In addition, the amendment to the warrants added a provision to grant the holders of a majority of the warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants.

As a result of this amendment, the Warrants issued in August 2009 financing were qualified as indexed to our own stock and then meet the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the six month period ended June 30, 2010.

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

The Placement Agent Warrants were also entitled to the benefits of the “Down-round protection” provision upon issuance and subsequently removed on March 29, 2010 as described above.  Therefore, it was reclassified to equity on March 29, 2010.  The changes of fair value of the placement agent warrants before the reclassification had been recorded in earnings for each respective reporting period.

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

Conversion Rights

Voluntary Conversion:

At any time on or after the date of the initial issuance of the Series A preferred stock, the holder of any such shares of Series A preferred stock may, at such holder’s option, subject to the limitations described below in “Conversion Restriction” , elect to convert all or portion of the shares of Series A preferred stock held by such person into a number of fully paid and non-assessable shares of common stock equal to the quotient of Liquidation preference amount of the Series A preferred stock divided by the initial conversion price of US$2.5. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents with lower price or without considerations etc, as stimulated in the Certification of Designation.

Mandatory Conversion:

All outstanding shares of the Series A preferred stock shall automatically convert into shares of Common Stock, subject to the limitations described below in “Conversion Restriction” , at the earlier to occur of (i) twenty-four month anniversary of the Closing Date, and (ii) at such time that the Volume Weighted Average Price of our common stock is no less than US$5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock of at least 50,000 shares per day.

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

Because the 2009 performance threshold has been met, 1,279,080 Shares (50% of the Escrow Shares) will be released to Rise King Investment Limited.  The Company is currently working with the Escrow Agent to facilitate the release of these shares.

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

Earnings per share

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

Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-13 — Compensation — Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We expect that the adoption of the amendments in this Update will not have any significant impact on our financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We expect that the adoption of the amendments in this Update will not have any significant impact on our financial position and results of operations.

We expect that the adoption of the above Updates issued will not have any significant impact on our financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

A.	RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, in thousands of US dollars.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
To unrelated parties	$21,660	$17,715	$11,627	$8,412
To related parties	607	1,463	413	969
	22,267	19,178	12,040	9,381
Cost of sales	12,663	11,889	5,936	5,611
Gross margin	9,604	7,289	6,104	3,770

Operating expenses
Selling expenses	1,337	2,629	911	1,166
General and administrative expenses	1,595	916	801	568
Research and development expenses	330	214	196	164
	3,262	3,759	1,908	1,898

Income from operations
	6,342	3,530	4,196	1,872
Other income (expenses):
Changes in fair value of warrants	1,861	-	-	-
Interest income	4	5	2	2
Other income	4	6	4	2
Other expenses	(1)	-	(1)	-
	1,868	11	5	4

Income before income tax expense	8,210	3,541	4,201	1,876
Income tax expense	279	957	65	571
Net income	7,931	2,584	4,136	1,305
Net loss attributable to noncontrolling interest	77	-	77	-
Net income attributable to ChinaNet Online Holdings, Inc.	8,008	2,584	4,213	1,305

Other comprehensive income
Foreign currency translation gain	77	6	74	-
Comprehensive income	$8,008	$2,590	$4,210	$1,305

Net income	$8,008	$2,584	$4,213	$1,305

Dividend of Series A convertible preferred stock	(422)	-	(193)	-

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$7,586	$2,584	$4,020	$1,305

Earnings per share
Earnings per common share
Basic	$0.46	$0.19	$0.24	$0.09
Diluted	$0.38	$0.19	$0.20	$0.09

Weighted average number of common shares outstanding:
Basic	16,542,966	13,845,593	16,848,023	13,899,784
Diluted	20,900,374	13,845,593	20,742,817	13,899,784

Non-GAAP Measures

To supplement the unaudited consolidated statement of income and comprehensive income presented in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of income from operations, income before income tax expenses, net income for the six and three months ended June 30, 2010, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the issuing of Series A preferred stock and warrants in August 2009 financing.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deems it important to provide all of this information to investors.

The following table presented reconciliations of our non-GAAP financial measures to the unaudited consolidated statements of income and comprehensive income for the six and three months ended June 30, 2010: (All amounts in thousands of US dollars)

	Six months ended June 30,		Three months ended June 30,
	2010	2010	2010	2010
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	GAAP	NON GAAP	GAAP	NON GAAP

Income from operations	$6,342	$6,342	$4,196	$4,196
Other income (expenses):
Changes in fair value of warrants	1,861	-	-	-
Interest income	4	4	2	2
Other income	4	4	4	4
Other expenses	(1)	(1)	(1)	(1)
	1,868	7	5	5
Income before income tax expense	8,210	6,349	4,201	4,201
Income tax expense	279	279	65	65
Net income	7,931	6,070	4,136	4,136

Net loss attributable to noncontrolling interest	77	77	77	77
Net income attributable to ChinaNet Online Holdings, Inc.	8,008	6,147	4,213	4,213

Other comprehensive income
Foreign currency translation gain	77	77	74	74
Comprehensive income	$8,008	$6,224	$4,210	$4,210

Net income attributable to ChinaNet Online Holdings, Inc.	8,008	6,147	4,213	4,213

Dividend of Series A convertible preferred stock	(422)	(422)	(193)	(193)

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$7,586	$5,725	$4,020	$4,020

Earnings per share
Earnings per common share
Basic	$0.46	$0.35	$0.24	$0.24
Diluted	$0.38	$0.29	$0.20	$0.20

Weighted average number of common shares outstanding:
Basic	16,542,966	16,542,966	16,848,023	16,848,023
Diluted	20,900,374	20,900,374	20,742,817	20,742,817

REVENUE

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	Six months ended June 30,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	$12,375	55.58%	$7,871	41.04%
TV advertisement	9,424	42.32%	10,486	54.68%
Internet Ad. Resources resell	93	0.42%	802	4.18%
Bank kiosks	263	1.18%	19	0.10%
Internet information management	112	0.50%	-	-
Total	$22,267	100%	$19,178	100%

Revenue type	Three months ended June 30,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	$7,831	65.04%	$4,187	44.63%
TV advertisement	4,021	33.40%	4,744	50.57%
Internet Ad. resources resell	2	0.02%	431	4.60%
Bank kiosks	132	1.10%	19	0.20%
Internet information management	54	0.45%	-	-
Total	$12,040	100%	$9,381	100%

Revenue type	Six months ended June 30,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	$12,375	100%	$7,871	100%
--From unrelated parties	11,769	95%	7,031	89%
--From related parties	606	5%	840	11%
TV advertisement	9,424	100%	10,486	100%
--From unrelated parties	9,423	99.99%	9,863	94%
--From related parties	1	0.01%	623	6%
Internet Ad. resources resell	93	100%	802	100%
--From unrelated parties	93	100%	802	100%
--From related parties	-	-	-	-
Bank kiosks	263	100%	19	100%
--From unrelated parties	263	100%	19	100%
--From related parties	-	-	-	-
Internet information management	112	100%	-	-
--From unrelated parties	112	100%	-	-
--From related parties	-	-	-	-
Total	$22,267	100%	$19,178	100%
--From unrelated parties	$21,660	97%	$17,715	92%
--From related parties	$607	3%	$1,463	8%

Revenue type	Three months ended June 30,
	2010 (Unaudited)		2009 (Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	$7,831	100%	$4,187	100%
--From unrelated parties	7,418	95%	3,596	86%
--From related parties	413	5%	591	14%
TV advertisement	4,021	100%	4,744	100%
--From unrelated parties	4,021	100%	4,366	92%
--From related parties	-	-	378	8%
Internet Ad. Resources resell	2	100%	431	100%
--From unrelated parties	2	100%	431	100%
--From related parties	-	-	-	-
Bank kiosks	132	100%	19	100%
--From unrelated parties	132	100%	19	100%
--From related parties	-	-	-	-
Internet information management	54	100%	-	-
--From unrelated parties	54	100%	-	-
--From related parties	-	-	-	-
Total	$12,040	100%	$9,381	100%
--From unrelated parties	$11,627	97%	$8,412	90%
--From related parties	$413	3%	$969	10%

Total Revenues: Our total revenues increased to US$22.3 million for the six months ended June 30, 2010 from US$19.2 million for the same period of 2009, representing a 16% increase.  For the three months ended June 30, 2010, our total revenue increased to US$12.0 million from US$9.4 million for the same period of 2009, representing a 28% increase.

We derive the majority of our advertising service revenues from the sale of advertising space and provision of the related technical support on our portal website www.28.com; and from the sale of advertising time purchased from different TV programs to unrelated third parties and to some of our related parties. We report our advertising revenue between related and unrelated parties because historically about 5%-10% of our advertising service revenues came from clients related to some of the shareholders of our PRC operating entities. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis. In fiscal year of 2010, we are continuing to execute our strategy of focusing on the internet advertising sales business, which has achieved gross margins of 74% in the first half of 2010, and other related value-added services, including brand management, search engine marketing, internet information management and others. We will concentrate resources and capitals on our key portal website www.28.com and its related services as previously mentioned in order to yield more predictable and recurring revenue. Our advertising service revenues are recorded net of any sales discounts. These discounts include volume discounts and other customary incentives offered to our advertising clients, including additional advertising time for their advertisements if we have unused places available in our website and represent the difference between our official list price and the amount we charge our advertising clients.

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

•
We achieved a 57% increase in internet advertising revenues to US$12.4 million for the six months ended June 30, 2010 from US$7.9 million for the same period in 2009. This is primarily a result of (1) the successful brand building effort for www.28.com we made in prior years both on TV and at other well-known portal websites in China, as well as participating in government programs with respect to stimulating employment rates through entrepreneurship and launching of services to branded clients in China in the fiscal year of 2010; (2) more mature client service technologies; and (3) a more experienced sales team. During the six months ended June 30, 2010, we have engaged about 100 branded clients and achieved about 30 branded clients who use our portal and website to promote their chain stores (or franchise outlets) and other business opportunities. We also have enhanced our search engine optimization function, which allows us to provide a more technologically advanced chargeable advertisement for lead generation, which was also one of the main reasons for the increases in internet advertisement revenue.

•
We had a 10% decrease in TV advertising revenue to US$9.4 million for the six months ended June 30, 2010 from US$10.5 million for the same period in 2009.  We generated this US$9.4 million of TV advertising revenue by selling approximately 12,000 minutes of advertising time that we purchased from approximately seven provincial TV stations as compared with approximately 14,000 minutes of advertising time that we sold in the same period in 2009.  The decrease in  revenue we generated from the TV advertisement segment for the six months ended June 30, 2010 as compared to the same period of last year was mainly due to the following reasons (1) a decrease of approximately 2,000 minutes of advertising time sold; (2) increases in demand for TV advertising are relatively limited due to higher demand for internet advertising, which can be more cost effective; (3) in response to TV stations increasing their sales prices, we in turn increased the prices we charged to our customers which resulted in lower demand from our customers for this service; (4) Spring Festival was in the middle of the first quarter of fiscal 2010,  which had a negative impact on the demand for our advertising services and as a result, we  had to decrease our selling price which in turn led to a negative gross profit ratio in the first quarter of 2010. For the three months ended June 30, 2010, we increased our selling prices as compared to that in the first quarter of 2010, and our gross profit ratio improved to 7% for the second quarter of 2010 as compared  with (2%) for the first quarter of 2010. We do not anticipate that this business segment will expand in the future.  Rather, we expect that this business segment will be operated as part of multi-channel communication platform for www.28.com and its related services. Meanwhile, management will closely monitor this business segment for the second half of fiscal year 2010 in an effort to improve its performance.

•	Our resale of internet advertising resources is our resale of a portion of the internet resources that we purchase from Baidu in bulk to our existing internet advertising clients, in order to promote their businesses through sponsored searches, search engine traffic generation techniques etc. We achieved US$0.1 million in revenue for the six months ended June 30, 2010 as compared with US$0.8 million for the same period in 2009. We do not consider this segment to be a core business or revenue source, because it does not promote the www.28.com brand and the revenue generated by this segment is subject to price fluctuations caused by the bidding system adopted by different search engines . In fiscal year 2010, as we intend to promote our direct advertising services of www.28.com, which has a much higher gross profit, we believe the revenue from this segment will decrease accordingly as compared to last year. We will continue monitor our clients’ demands from this segment and adjust our strategy accordingly to maximize our earnings from this segment.

•	As of June 30, 2010, we have deployed 200 kiosks in China Construction Bank Henan Branch, and achieved approximately US$0.3 million of revenue from this segment. Since the bank kiosk advertising business is still in the initial development stage, it was not a significant contribution to revenue for the six months ended June 30, 2010. We plan to deploy an aggregate of 1,300 additional kiosks by the end of 2010 starting from Henan, Shanghai and plan to cover Beijing, Guangdong and Si Chuan based on the possible client sources we will target. During the three months ended June 30, 2010, we have placed orders to install additional 408 kiosks and have finished the installation of 100 kiosks in China Construction Bank Henan province. We will continue our efforts to develop this segment in the second half year of 2010. Management believes that the increase in the number of the kiosks that have been and will be installed will enhance the related advertising coverage though bank kiosks and will help us to yield more clients in the future.

•	Internet information management is a new business segment that we launched in August 2009, which offers our clients an intelligent software product based on our proprietary search engine optimization technology. The main objective of the product is to help our clients gain an early warning of potential negative exposure on the internet so that when necessary they can formulate an appropriate response. We charge a monthly fee to clients who utilize this service. For the six months ended June 30, 2010, we generated US$0.1 million revenue from this business segment. We plan to expand our efforts to offer this service to more of our existing clients as well as a part of sales package to our branded clients in the future.

Cost of revenues

     Our cost of revenues consists of costs directly related to the offering of our advertising services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Six months ended June 30,
	2010			2009
	(Unaudited)			(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$12,375	3,265	74%	$7,871	2,111	73%
TV advertisement	9,424	9,238	2%	10,486	8,986	14%
Internet Ad. resources resell	93	84	10%	802	775	3%
Bank kiosk	263	22	92%	19	1	95%
Internet information management	112	6	95%	-	-	-
Others	-	48	N/A	-	16	N/A
Total	$22,267	12,663	43%	$19,178	11,889	38%

	Three months ended June 30,
	2010			2009
	(Unaudited)			(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP Ratio

Internet advertisement	$7,831	2,136	73%	$4,187	1,253	70%
TV advertisement	4,021	3,733	7%	4,744	3,945	17%
Internet Ad. resources resell	2	4	(100%)	431	411	5%
Bank kiosk	132	12	91%	19	1	95%
Internet information management	54	3	94%	-	-	-
Others	-	48	N/A	-	1	N/A
Total	$12,040	5,936	51%	$9,381	5,611	40%

Cost of revenues: Our total cost of revenues increased to US$12.7 million for the six months ended June 30, 2010 from US$11.9 million for the same period of 2009.  Our cost of revenues related to the offering of our advertising services mainly consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, and business taxes and surcharges.

•
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, and Google to help our internet advertisement clients to get better exposure and to generate more visits from their advertisements placed on our portal website.  We accomplish these objectives though sponsored search, advanced tracking, advanced traffic generation technologies, and search engine optimization technologies in connection with the well-known portal websites as indicated above. Our internet resources cost for internet advertising revenue was US$3.3 million and US$2.1 million for the six months ended June 30, 2010 and 2009, respectively. Our average gross profit ratio for internet advertising services is about 70%-80%.  For the six months ended June 30, 2010 and 2009, the gross profit ratio for this segment was 74% and 73% respectively, which was considered stable and reasonable for this business segment.

•
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from about seven different provincial TV stations and resell it to our TV advertisement clients through infomercials produced by us. Our TV advertisement time cost was US$9.2 million and US$9.0 million for the six months ended June 30, 2010 and 2009, respectively. Our gross profit ratio for this segment decreased to 2% for the six months ended June 30, 2010 as compared to 14% for the same period of 2009. This decrease was mainly due to the following reasons: (1) the increase of our selling price is relatively lower than the increase of the purchase cost per minute charged by the TV stations for fiscal year 2010 as compared to that in 2009 due to the limitation of TV advertisement demands in consideration of the better price performance ratio generated from internet advertisement; (2) due to the Spring Festival was in the middle of the first quarter of 2010, we decreased our selling price accordingly to attract the customers, which led a 2% negative gross profit ratio for this segment. Management believes that the second half year of 2010, the TV advertisement segment will continue to generate positive gross profit.

•
Our resale of internet advertising resources that we purchase from Baidu in large volumes, allowing us to enjoy a more favorable discount on rates. We normally purchase these internet resources for providing value-added services to our internet advertising clients on our own portal website www.28.com. However, besides placing advertisements on www.28.com, some of our advertising clients also want to use other direct channels for their promotions, so they purchase internet resources from us because, through us, they have access to lower rates as compared to the current market price for such internet resources. The gross profit ratio for this business is not considered to be stable, because it is subject to price fluctuations caused by the bidding system adopted by different search engines. For the six months ended June 30, 2010, we limited the supply of this segment, because we intend to promote the direct advertisement services to our customers through our own portal website, www.28.com.

Gross Profit

As a result of the foregoing, our gross profit was US$9.6 million for the six months ended June 30, 2010 compared to US$7.3 million for the same period of 2009.  According to our past experience, the comprehensive gross margin ratio of our business is about 35%-45%.  We achieved a relatively higher comprehensive gross margin for the three months ended June 30, 2010, mainly due to the increase of the percentage of our internet advertisement segment over the total revenue we achieved for the three months ended June 30, 2010 which had an average gross profit ratio of 70%-75% to 65% as compared to 45% for the same period of 2009.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses, and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six months ended June 30,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollar, except percentage)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$22,267	100%	$19,178	100%
Gross Profit	9,604	43%	7,289	38%
Selling expenses	1,337	6%	2,629	14%
General and administrative expenses	1,595	7%	916	5%
Research and development expenses	330	2%	214	1%
Total operating expenses	$3,262	15%	$3,759	20%

	Three months ended June 30,
	2010 (Unaudited)		2009 (Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$12,040	100%	$9,381	100%
Gross Profit	6,104	51%	3,770	40%
Selling expenses	911	7%	1,166	12%
General and administrative expenses	801	7%	568	6%
Research and development expenses	196	2%	164	2%
Total operating expenses	$1,908	16%	$1,898	20%

Operating Expenses:  Our operating expenses decreased slightly to US$3.26 million for the six months ended June 30, 2010 from US$3.76 million for the same period in 2009. For the three months ended June 30, 2010, our operating expenses increased slightly to US$1.91 million as compared to US$1.90 million for the same period of 2009.

•
Selling expenses: Selling expenses decreased to US$1.3 million for the six months ended June 30, 2010 from US$2.6 million for the same period in 2009.  For the three months ended June 30, 2010, selling expenses decreased to US$0.9 million as compared to US$1.2 million for the same period of 2009.  Our selling expenses primarily consist of brand development advertising expenses that we pay to TV stations and other media outlets for the promotion of www.28.com, other advertising and promotional expenses, staff salaries, benefits and performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses. The decrease in our selling expenses was mainly due to the decrease of our brand development advertising expenses on TV for the six months ended June 30, 2010 to approximately US$0.9 million as compared to approximately US$1.9 million for the same period of 2009. We do not expect that the decrease of brand building expenses on TV will have a significant adverse impact on our future revenue growth, because, through the investment we had made in brand building of www.28.com in the last two years, our website has been gradually recognized as one of the most popular portal that provides advertising services and other internet services for SMEs, particularly for small and medium sized franchises, in China.  With the increase of the cost for brand development through TV advertisement, we have changed our strategy of brand building activities to participating more in related government support programs of raising employment rates to continue our brand building effects in the further. For the six months ended June 30, 2010, we recorded approximately US$0.22 million brand building expenses in relation to the co-funding of "Entrepreneurship Fund for Chinese College Students” in China, which is recognized by the six major central ministries, including, China Federation of Industry and Commerce, Ministry of Education, Central Committee of the Communist Young League, United Front Work Department of CPC Central Committee, Ministry of Human Resources and Social Security, and Ministry of Civil Affairs. Management believes that these activities will help to yield additional branded clients who will utilize the portal to advertise their chain stores (so called franchise) products, services or business opportunities over the internet and other communication channels of the company.

•
General and administrative expenses: General and administrative expenses increased to US$1.6 million for the six months ended June 30, 2010 as compared to US$0.9 million for the same period of 2009.  For the three months ended June 30, 2010, our general and administrative expenses increased to US$0.8 million as compared to US$0.6 million for the same period of 2009.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The increase in our general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to US public company, including but not limited to legal, accounting, internal control enhancement, etc, for about US$0.4 million; (2) the increase of the start-up expenditures of our newly established subsidiary, Shenzhen Mingshan for about US$0.2million; and (3) the increase of staff salary, travelling expenses and other general office supplies for about US$0.1 million in relation to the expansion of our business.

•
Research and development expenses: Research and development expenses increased to US$0.3 million for the six months ended June 30, 2010 from US$0.2 million for the same period of 2009. For the three months ended June 30, 2010, research and development increased to US$0.20 million as compared to US$0.16 million for the same period of 2009.  Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. We expect that our research and development expenses will increase in future periods as we will expand, optimize and enhance the stability of our portal website and upgrade our advertising management software. In general, we expect research and development expenses to remain relatively stable as a percentage of our total revenues.

Operating Profit: As a result of the foregoing, our operating profit increased to US$6.3 million for the six months ended June 30, 2010 from US$3.5 million for the same period of 2009. For the three months ended June 30, 2010, our operating profit increased to US$4.2 million as compared to 1.9 million for the same period of 2009.

Changes in Fair Value of Warrants: We originally accounted for our warrants issued to investors and placement agent in August 2009 financing as derivative liabilities under ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), because it contains a “Down-round” protection that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

On March 29, 2010, we and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the investor and placement agent warrants removes the “Down-round protection” rights.  In addition, the amendment to the warrants added a provision to grant the holders of a majority of the warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants.

As a result of this amendment, the Warrants issued in August 2009 financing was qualified as indexed to our own stock and then meet the scope exceptions of ASC Topic 815, and was eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability for the six months ended June 30, 2010, which was approximately US$ 1,861,000 was recorded in earnings.

Income Tax: We recognized an income tax expense of US$0.28 million for the six months ended June 30, 2010. For the six months ended June 30, 2009, we used an estimated income tax rate of 25% to calculate the income tax expense for Business Opportunity Online, one of our PRC operating entities who operates our internet advertising business through www.28.com, because at that time, Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law. The actual income tax rate for Business Opportunity Online for the year ended December 31, 2009 was 7.5%. In January 2010, with an effective date of September 4, 2009, Business Opportunity Online obtained its qualification as a “High and New Technology Enterprise” under the New EIT law and was approved by the local tax authority to continue enjoy the 50% reduction of the applicable income tax rates which are 15% to 7.5% for the years ended December 31, 2009 and 2010. The differences between the estimated income tax expenses and the actual income tax expenses for the six and three months ended June 30, 2009 was approximately US$0.65 million and US$0.38 million respectively.

Net Income: As a result of the foregoing, our net income amounted to US$7.9 million for the six months ended June 30, 2010 as compared to US$2.6 million for the same period of 2009.  Excluding the non-cash gain recorded as changes in fair value of warrants for the six months ended June 30, 2010, which was approximately US$1.9 million, we achieved net income amounted to US$6.1 million and US$2.6 million for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, we achieved approximately US$4.1 million net income as compared to US$1.3 million for the same period of 2009.

Loss attributable to noncontrolling interest: Since our newly established consolidated major-owned subsidiary Shenzhen Mingshan was still in the start-up period as of June 30, 2010, the net loss incurred for the six months ended June 30, 2010 was allocated between the shareholders of Shenzhen Mingshan based on the percentage of the ownership in the entity. Based on the percentage ownership of Shenzhen Mingshan, we allocated approximately US$0.08 million of losses to the non-controlling interest shareholders of Shenzhen Mingshan for the six and three months ended June 30, 2010.

Net income attributable to ChinaNet Online Holdings, Inc. Total net income we achieved for the six and three months ended June 30, 2010 minus the net loss attributable to the noncontrolling interest shareholders was the net income attributable to ChinaNet Online Holdings, Inc.

Dividend for Series A convertible preferred stock: Dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share outstanding within the reporting period. The dividend accrued for Series A convertible preferred stock was approximately US$0.4 million and US$0.2 million for the six and three months ended June 30, 2010.

Net income attributable to ChinaNet’s common shareholders: Net income attributable to ChinaNet’s common shareholders represents the net income after the allocation to the noncontrolling interest shareholders minus the dividend accrued for Series A convertible preferred stock.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.   As of June 30, 2010, we had cash and cash equivalents of US$17.8 million.

Our liquidity needs include; (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include advance payments for advertising time purchased from TV stations and for internet resources providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consists of investments in computers and other office equipment. To date, we have financed our liquidity needs primarily through proceeds from our operating activities.

The following table provides detailed information about our net cash flow for the periods indicated

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
	Amount in thousands of US dollars

Net cash provided by operating activities	6,183	2,711
Net cash used in investing activities	(114)	(101)
Net cash used in financing actives	(2,175)	(1,794)
Effect of foreign currency exchange rate changes on cash	37	7
Net increase in cash and cash equivalents	3,931	823

Net cash provided by operating activates:

Our net cash provided by operating activities increased to US$6.2 million for the six months ended June 30, 2010 from US$2.7 million for the same period of 2009. This is increase is primarily attributable to the increase of our net income to US$6.1 million (excluding the non-cash income related to changes in fair value of warrants) for the six months ended June 30, 2010 from US$2.6 million for the same period in 2009 and our effective management of the collection of our outstanding receivables during the period. We achieved approximately US$22.2 million net revenue with our outstanding receivable only increased by approximately US$1.6 million for the six months ended June 30, 2010. We also collected approximately US$2 million advance deposits incurred for TV advertisement bidding and paid approximately US$1.3 million as advance payments to our resource suppliers during the period.

Net cash used in investing activities:

Our net cash used in investing activities was US$0.11 million and US$0.10 million for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, we replaced and updated our web servers and the related electronic devices to enhance the security of our portal website.

Net cash used in financing activities:

Our net cash used in financing activities was US$2.2 million and US$1.8 million for the six months ended June 30, 2010 and 2009, respectively.  In late June 2010, we temporarily loaned an unaffiliated party approximately US$2 million, which had been collected in early July.  We also received approximately US$0.14 million cash contributed by the noncotrolling interest shareholders of Shenzhen Mingshan in connection to the establishment of the company. We also paid approximately US$0.29 million dividend to the holders of Series A convertible preferred stock during the period.

C.	Off-Balance Sheet Arrangements

Our Company did not have any significant off-balance sheet arrangements as of June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Removed and Reserved

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 16, 2010	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)