Form 10-Q
period 2010-09-30
ChinaNet Online Holdings, Inc.
filed 2010-11-15
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-52672

ChinaNet Online Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0617940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 12, 2010 the registrant had 17,078,720 shares of common stock outstanding.

TABLE OF CONTENTS

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1-2

Consolidated Statements of Income and Comprehensive Income	3-4

Consolidated Statements of Cash Flows	5-6

Notes to Consolidated Financial Statements	7-37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-61

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4(T). Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3. Defaults Upon Senior Securities	63

Item 4. Submission of Matters to a Vote of Security Holders	63

Item 5. Other Information	63

Item 6. Exhibits	63

Signatures	64

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30,	December 31,
	2010	2009
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,241	$13,917
Accounts receivable, net	4,455	3,173
Other receivables	2,856	2,636
Prepayment and deposit to suppliers	4,221	4,111
Due from related parties	214	492
Inventories	2	2
Other current assets	174	30
Total current assets	34,163	24,361

Property and equipment, net	1,518	1,355
Intangible assets, net	59	-
Other long-term assets	31	48
TOTAL ASSETS	$35,771	$25,764

Liabilities and Equity
Current liabilities:
Accounts payable	$374	$290
Advances from customers	1,009	914
Other payables	22	27
Accrued payroll and other accruals	298	191
Due to related parties	-	24
Due to Control Group	416	1,142
Due to director	389	-
Taxes payable	2,010	1,978
Dividends payable	380	373
Total current liabilities	4,898	4,939

Long-term borrowing from director	131	128
Warrant liabilities	-	9,564

Commitments and contingencies	-	-

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	September 30,	December 31,
	2010	2009
	(US $)	(US $)
	(Unaudited)

Equity:
Series A convertible preferred stock (US$0.001 par value; authorized-8,000,000 shares; issued and outstanding-2,918,600 and 4,121,600 shares at September 30, 2010 and December 31, 2009 respectively; aggregate liquidation preference amount: $7,677 and $10,677, accrued but unpaid dividends of $380 and $373, at September 30, 2010 and December 31, 2009, respectively.	3	4
Common stock (US$0.001 par value; authorized-50,000,000 shares; issued and outstanding-17,061,320 shares and 15,828,320 shares at September 30, 2010 and December 31, 2009 respectively)	17	16
Additional paid-in capital	18,454	10,574
Statutory reserves	372	372
Retained earnings	11,320	50
Accumulated other comprehensive income	559	117
Total ChinaNet’s Online Holdings, Inc.’s stockholders’ equity	30,725	11,133
Noncontrolling interest	17	-
Total equity	30,742	11,133

TOTAL LIABILITIES AND EQUITY	$35,771	$25,764

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
To unrelated parties	$30,304	$25,320	$8,631	$7,604
To related parties	872	1,985	265	522
	31,176	27,305	8,896	8,126
Cost of sales	15,791	15,918	3,110	4,029
Gross margin	15,385	11,387	5,786	4,097

Operating expenses
Selling expenses	2,187	3,253	851	624
General and administrative expenses	2,410	1,530	815	614
Research and development expenses	605	347	276	133
	5,202	5,130	1,942	1,371

Income from operations	10,183	6,257	3,844	2,726

Other income (expenses):
Changes in fair value of warrants	1,861	(1,289)	-	(1,289)
Interest income	8	9	4	4
Other income	8	8	4	2
Other expenses	(1)	(100)	0	(99)
	1,876	(1,372)	8	(1,382)

Income before income tax expense and noncontrolling interest	12,059	4,885	3,852	1,344
Income tax expense	304	1,653	25	696
Net income	11,755	3,232	3,827	648
Net loss attributable to noncontrolling interest	127	-	50	-
Net income attributable to ChinaNet Online Holdings, Inc.	11,882	3,232	3,877	648

Other comprehensive income
Foreign currency translation gain	442	13	365	8
Comprehensive income	$12,197	$3,245	$4,192	$656

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME （CONTINUED）
(In thousands, except for number of shares and per share data)

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc.	$11,882	$3,232	$3,877	$648
Beneficial conversion feature of Series A convertible preferred stock	-	(5,898)	-	(5,898)
Dividend of Series A convertible preferred stock	(612)	-	(190)	-

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$11,270	$(2,666)	$3,687	$(5,250)

Earnings per share
Earnings per common share
Basic	$0.68	$(0.18)	$0.22	$(0.33)
Diluted	$0.57	$(0.18)	$0.19	$(0.33)

Weighted average number of common shares outstanding:
Basic	16,676,752	14,495,560	16,939,961	15,774,300
Diluted	20,905,796	14,495,560	20,916,463	15,774,300

Comprehensive Income
Net income	11,755	3,232	3,827	648
Foreign currency translation gain	442	13	365	8
	12,197	3,245	4,192	656
Comprehensive Income
Comprehensive income / (loss) attributable to noncontrolling interest	(127)	-	(50)	-
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	12,324	3,245	4,242	656
	12,197	3,245	4,192	656

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2010	2009
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$11,755	$3,232
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	275	134
Share-based compensation expenses	177	190
Changes in fair value of warrants	(1,861)	1,289
Disposal of fixed assets	-	19
Changes in operating assets and liabilities
Accounts receivable	(1,195)	(1,445)
Other receivables	2,095	(166)
Prepayments and deposit to suppliers	(24)	9
Due from related parties	283	(154)
Other current assets	(141)	33
Accounts payable	77	117
Advances from customers	76	361
Accrued payroll and other accruals	104	134
Due to related parties	(24)	(327)
Due to director	389	-
Due to Control Group	(738)	33
Other payables	(5)	-
Taxes payable	(8)	1,275
Net cash provided by operating activities	11,235	4,734

Cash flows from investing activities
Purchases of vehicles and office equipment	(385)	(310)
Purchases of intangible assets	(59)	-
Purchases of other long-term assets	(4)	(38)
Net cash used in investing activities	(448)	(348)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	For the nine months ended September 30,
	2010	2009
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Cash investment contributed by noncontrolling interest	144	-
Dividend paid to convertible preferred stockholders	(605)	-
Increase of short-term loan to third parties	(2,257)	(2,024)
Decrease of short-term loan from directors	-	(13)
Cancellation and retirement of common stock	-	(300)
Proceeds from issuance of Series A convertible preferred stock and warrants (net of issuance cost of US$ 1,142)	-	9,162
Net cash (used in)/provided by financing activities	(2,718)	6,825

Effect of exchange rate fluctuation on cash and cash equivalents	255	10

Net increase in cash and cash equivalents	8,324	11,221

Cash and cash equivalents at beginning of year	13,917	2,679
Cash and cash equivalents at end of period	$22,241	$13,900

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income tax paid	$1,242	$900

Non-cash transactions:

Warrant liability reclassify to additional paid in capital	$7,703	$-

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and principal activities

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On June 24, 2010, one of the Company’s subsidiaries, Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), together with three other individuals, who were not affiliated with the Company or any of its subsidiaries or Variable Interest Entities (“VIEs”), established a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong province of PRC and is primarily engaged in designing, developing and selling internet based software, developing online games, designing and developing the related websites and providing the related internet and information technology services necessary to operate such games and websites. As of September 30, 2010, Business Opportunity Online has invested approximately RMB 4,000,000 (approximately US$587,000) in Shenzhen Mingshan.  Shenzhen Mingshan is currently in the start-up stage.

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Company, and its subsidiaries and VIEs, China Net BVI, China Net HK, Rise King WFOE, Beijing CNET Online and Business Opportunity Online and Shenzhen Mingshan.  According to the agreements between Beijing CNET Online and Shanghai Borongdingsi, although Beijing CNET Online legally owns 51% of Shanghai Borongdingsi’s interests, Beijing CNET Online only controls the assets and liabilities related to the bank kiosk business, which has been included in the financial statements of Beijing CNET Online, but does not control the other assets of Shanghai Borongdingsi, thus, Shanghai Borongdingsi’s financial statements were not consolidated by the Company.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

c)       Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases these estimates on historical experiences and the best information available at the time the estimates are made; however, actual results could differ from those estimates. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of September 30, 2010, final amounts may differ from these estimates.

d)       Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating entities is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2010	December 31, 2009

Balance sheet items, except for equity accounts	6.6981	6.8372

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009

Items in the statements of income and comprehensive income, and the statements of cash flows	6.8164	6.8425	6.7803	6.8411

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

i)        Intangible assets, net

Purchased software is initially recorded at costs and amortized on a straight-line basis over the estimated useful economic life of 3 years.

j)        Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses incurred for the nine and three months ended September 30, 2010 and 2009.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

k)       Fair Value

Accounting Standard Codification™ (“ASC”) Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows:

	Fair value measurement using inputs
	Level 1	Level 2	Level 3	Carrying amount as of December 31, 2009
Financial instruments	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	-	9,564	-	9,564

Due to lack of the liquidity of the Company’s underlying stock and other factors, the Company estimated the fair value of the warrant liabilities based upon observable inputs such as quoted prices for similar securities, quoted price in markets that are not active or other inputs that are observable to determine the fair value of the warrant liabilities.

Warrant liabilities measured at fair value as of December 31, 2009 was related to the investor and placement agent warrants that were issued as a result of the Company’s August 2009 Financing contained a “Down-round protection provision” whereby for a period of twelve (12) months following December 31, 2009 (the effective date of the Registration Statement) in the event the Company issued any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration.  As described in Note 17 and according to ASC Topic 815, subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to the Company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the nine month period ended September 30, 2010.

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2010.

l)        Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales

Sales include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

m)      Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

n)       Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred and are included in “selling expenses” in the statement of income and comprehensive income. For the nine month period ended September 30, 2010 and 2009, advertising expenses for the Company’s own brand building were approximately US$1,534,000 and US$2,330,000, respectively. For the three month period ended September 30, 2010 and 2009, advertising expenses for the Company’s own brand building were approximately US$585,000 and US$353,000, respectively.

o)       Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the nine month period ended September 30, 2010 and 2009 were approximately US$605,000 and US$347,000 respectively. For the three month period ended September 30, 2010 and 2009, expenses for research and development were approximately US$275,000 and 133,000, respectively.

p)       Income taxes

The Company adopts ASC Topic 740 “Income Taxes” and uses liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. The Company had no deferred tax assets and liabilities recognized for the nine month period ended September 30, 2010 and for the year ended December 31, 2009.

q)       Uncertain tax positions

The Company adopts ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, “Accounting for Uncertainty in Income Taxes”), which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the nine month period ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

r)        Share-based Compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

s)       Comprehensive income

The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets are the cumulative foreign currency translation adjustments.

t)        Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-65, which requires the Company to present noncontrolling interests (previously referred to as minority interests) as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income and comprehensive income statement.

Noncontrolling interest on the consolidated balance sheet as of September 30, 2010 represents the noncontrolling interest shareholders’ proportionate share of the equity of the Company’s consolidated majority-owned subsidiary Shenzhen Mingshan.  Net loss attributable to noncontrolling interest on the consolidated income and comprehensive income statement represents the noncontrolling interest shareholders’ proportionate share of the net loss incurred for the three and nine months ended September 30, 2010 of Shenzhen Minshan.

u)       Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares issuable upon the conversion of the convertible preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis when the impact is dilutive. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

v)       Commitments and contingencies

The Company has adopted ASC 450 subtopic 20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability have been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

w)      Recent accounting pronouncements

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

3.  Cash and cash equivalents

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Cash	36	616
Deposits with short-term maturities	22,205	13,301
	22,241	13,917

4.  Accounts receivable

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	4,527	3,244
Less: Allowance for doubtful debts	72	71
Accounts receivable, net	4,455	3,173

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the accounts receivable are non-interest bearing.  As of November 15, 2010, approximately US$1,070,000 of Accounts receivable had been subsequently collected. Management believes that there will not be any collectability issue about these accounts receivable, therefore additional allowance for doubtful accounts is not required for the nine and three months ended September 30, 2010.

5. Other receivables

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Advance deposits for TV advertisement bidding	-	2,261
Short-term loan to third parties	2,298	-
Staff advances for normal business purpose	558	375
	2,856	2,636

Advance deposits for TV advertisement bidding were deposits made by the Company to participate in the biddings for TV advertisement time of 2010 in several TV stations, and had been all subsequently collected in the first quarter of fiscal year 2010. Short-term loan to third parties were temporary loans, unsecured, no interest bearing and approximately US$1,493,000 had been collected in October 2010. Management believes no allowance for doubtful accounts is required for these other receivables for the nine and three month period ended September 30, 2010.

6. Prepayment and deposit to suppliers

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantee to TV advertisement and internet resources providers	3,259	3,086
Prepayments to TV advertisement and internet resources providers	390	991
Prepayment for purchase of bank kiosk equipment	540	-
Other deposits and prepayments	32	34
	4,221	4,111

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Therefore, management believes that there will not be any collectability issue about these deposits and prepayments, and no allowance for doubtful accounts is required for the nine and three months ended September 30, 2010.

7.  Due from related parties

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Hongfujiali Information Technology Co., Ltd.	-	439
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	-	53
Beijing Fengshangyinli Technology Co., Ltd.	45
Beijing Telijie Century Environmental Technology Co., Ltd.	26	-
Soyilianmei Advertising Co., Ltd.	143	-
	214	492

These related parties are directly or indirectly owned by the Control Group (see note 12) or the management of the Company.  Amount due from Beijing Hongfujiali Information Technology Co., Ltd. as of December 31, 2009, which amounted to approximately US$439,000 was an advance deposit for participating in year 2010 advertising resources bidding and had been collected in January 2010.  Amount due from Soyilianmei Advertising Co., Ltd. as of September 30, 2010, which amounted to approximately US$143,000 was related to the internet advertising resources purchased by the Company on behalf this related party.  The rest of the related party balances as of September 30, 2010 were outstanding payments for advertising services the Company provided to these related parties.

8.  Property and equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	577	423
Office equipment	1,080	816
Electronic devices	447	438
Total property and equipment	2,104	1,677
Less: accumulated depreciation	586	322
Total property and equipment, net	1,518	1,355

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses in aggregate for the nine months ended September 30, 2010 and 2009 were approximately US$253,000 and $134,000, respectively. For the three months ended September 30, 2010 and 2009, depreciation expenses in aggregate were approximately US$90,000 and US$49,000, respectively.

9.  Intangible assets, net

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Computer software	60	-
Less: accumulated amortization	(1)	-
Total intangible assets, net	59	-

Amortization expenses in aggregate for the nine and three months ended September 30, 2010 and 2009 were approximately US$1,000 and nil, respectively.

10. Accrued payroll and other accrues

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	252	131
Accrued operating expenses	46	60
	298	191

11. Due to related parties

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipments Technology Co., Ltd	-	14
Beijing Telijie Century Environmental Technology Co., Ltd.	-	10
	-	24

The related parties listed above are directly or indirectly owned by the Control Group (see note 12) and the Company provided advertising services to them. The advance payments listed above were received from these parties for advertising services that will be provided in the future.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Due to Control Group

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Due to Control Group	416	1,142

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

During the three months ended September 30, 2010, the Company repaid the Control Group approximately US$738,000.

13. Due to director

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Due to director	389	-

Due to director represents the operating expenses paid by director on behalf of the Company.

14. Taxation

1)Income tax

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the Company is not subject to state corporation income tax.  The Company became a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no taxable income for the nine month period ended September 30, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, the Company is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong income tax has been made in the financial statements as China Net HK has no taxable income for the nine month period ended September 30, 2010. Additionally, upon payment of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

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

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the nine and three month period ended September 30, 2010 and the year ended December 31, 2009 due to its unexpired tax holidays for the year 2009 through year 2010.  For the nine and three month period ended September 30, 2009, since Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law, it estimated and calculated its income tax based on the income tax rate of 25%, the difference of the income tax expenses between the estimated and the actual income tax expenses for the nine and three month periods ended September 30, 2009 was approximately US$1,136,000 and US$487,000 respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●	The applicable income tax rate for Beijing CNET Online was 25% for the nine month periods ended September 30, 2010 and 2009.

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

3)  Value added tax

As a small-scale value added taxpayer, revenue from sales of self-developed software of Rise King WFOE is subject to a 3% value added tax.

As of September 30, 2010 and December 31, 2009, taxes payable consist of:

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Business tax payable	1,082	1,003
Culture industry development surcharge payable	2	27
Value added tax payable	(26)	8
Enterprise income tax payable	897	886
Individual income tax payable	55	54
	2,010	1,978

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Dividend payable

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Dividend payable to Series A convertible preferred stockholders	380	373

Dividend to Series A convertible stockholders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible stock outstanding for each of the respectively reporting period.

During the nine months ended September 30, 2010, the Company paid approximately US$605,000 dividends to its Series A convertible stockholders.

16. Long-term borrowing from director

	September 30,	December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	131	128

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accounting for warrants

As described in Note 2 k), the Company analyzed the Warrants in accordance to ASC Topic 815 “Derivatives and Hedging” to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced, in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to the Company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the nine month period ended September 30, 2010.

The following table summarized the above transactions:

	As of March 29, 2010	As of December 31, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	3,606	4,513	(907)
Series A-2 warrant	3,256	4,019	(763)
Placement agent warrants	841	1,032	(191)
	7,703	9,564	(1,861)

Placement agent warrants

In accordance with ASC Topic 340 subtopic 10 section S99-1, “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”  In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”  Accordingly, the Company concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If the Company had not issued the warrants to the placement agent, the Company would have had to pay the same amount of cash as the fair value.  Therefore, the Company deducted the total fair value of the Placement agent warrants as of the Commitment Date which was approximately US$733,000 as a deduction of the fair value assigned to the Series A preferred stock.

The Placement Agent Warrants were also entitled to the benefits of the “Down-round protection” provision upon issuance and subsequently removed on March 29, 2010 as described above.  Therefore, it was reclassified to equity on March 29, 2010.  The changes in fair value of the placement agent warrants before the reclassification had been recorded in earnings for each respective reporting period.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance to ASC Topic 825 “Financial Instruments” subtopic 20, which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with ASC Topic 450 “Contingencies”.  The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered by the Company.  Therefore, the Company concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized.

Security Escrow Agreement

The Company entered into a securities escrow agreement with the Investors (the “Escrow Agreement”), pursuant to which Rise King Investment Limited, a British Virgin Islands company (the “Principal Stockholder”), initially placed 2,558,160 shares of Common Stock (the “Escrow Shares”) into an escrow account.  Of the Escrow Shares, 1,279,080 shares (equivalent to 50% of the Escrow Shares) were held as security for the achievement of audited net income equal to or greater than $7.7 million for the fiscal year 2009 (the “2009 Performance Threshold”) and the remaining 1,279,080 of the Escrow Shares are being held as security for the achievement of audited net income equal to or greater than $14 million for the fiscal year 2010 (the “2010 Performance Threshold”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Because the 2009 performance threshold has been met, 1,279,080 Shares (50% of the Escrow Shares) were released to the Principal Stockholder.

In accordance to ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  The Company evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed between the Company and its investors, the release of these escrow shares to the Principal Stockholder or distributed to the investors without regard to the continued employment of any of the Company’s directors or officers, and this arrangement is in substance an inducement made to facilitate the financing transaction on behalf of the Company, rather than as compensatory.  Therefore, the Company concluded that this arrangement should be recognized and measured according to its nature and reflects as a deduction of the proceeds allocated to the newly issued securities with no compensation expenses recorded in earnings.

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

19. Related party transactions

	Nine months ended September 30,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	276	1,232
-Beijing Xiyue Technology Co., Ltd.	10	-
-Beijing Fengshangyinli Technology Co., Ltd.	315	72
-Soyilianmei Advertising Co., Ltd.	-	539
-Beijing Telijie Cleaning Technology Co., Ltd.	-	15
-Beijing Telijie Century Environmental Technology Co., Ltd.	271	127
	872	1,985

	Three months ended September 30,
	2010	2009
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	11	345
-Beijing Xiyue Technology Co., Ltd.	-	-
-Beijing Fengshangyinli Technology Co., Ltd.	138	11
-Soyilianmei Advertising Co., Ltd.	-	111
- Beijing Telijie Century Environmental Technology Co., Ltd.	116	55
	265	522

20. Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$155,000 and US$118,000 for the nine months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010 and 2009, total expenses for employee benefits were approximately US$59,000 and US$44,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21. Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and prepayments and other current assets. As of September 30, 2010 and December 31, 2009 substantially all of the Company’s cash and cash equivalents which amounting approximately US$22,241,000 and US$13,917,000, respectively (equal to approximately 62% and 54% of the Company’s total assets, respectively) were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

Currency convertibility risk

Significant part of the Company’s businesses is transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary and VIEs to transfer its net assets, which to the Company through loans, advances or cash dividends.

22. Commitments

The following table sets forth the Company’s contractual obligations as of September 30, 2010:

	Rental Payments	Server hosting and board- band lease payments	Internet resources and TV advertisement purchase payments	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Three months ended December 31, 2010	66	-	8,811	8,877
Year ended December 31,
-2011	267	15	112	394
-Thereafter	-	-	-	-
Total	333	15	8,923	9,271

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The contractual obligations of TV advertisement and internet resources purchase payments represent the contracts signed by the Company with TV stations for purchasing the TV advertisement time and with the internet resources providers for purchasing internet advertisement resources.  The Company will update these contracts with the related counterparties based on its actual needs if necessary.

23. Segment reporting

Based on the criteria established by ASC Topic 280 “Segment report”, as of September 30, 2010, the Company mainly operated in five principal segments: internet advertising, TV advertising, bank kiosk advertising, internet advertising resources resell and internet information management. Internet information management is a new product and business segment of the Company, which was officially launched in August 2009. It is an intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet.  The following tables present summarized information by segments.

	Nine months ended September 30, 2010 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenue	19,478	11,044	396	93	165	593		(593)	31,176
Cost of sales	4,907	10,709	34	84	9	48		-	15,791
Total operating expenses	3,777	379	63	-	-	1,576	*	(593)	5,202
Including: Depreciation and amortization expense	92	58	63	-	-	62			275
Operating income(loss)	10,794	(44)	299	9	156	(1,031)		-	10,183

Changes in fair value of warrants	-	-	-	-	-	1,861		-	1,861
Expenditure for long-term assets	264	-	-	-	-	184		-	448
Net income (loss)	10,496	(42)	299	9	156	837		-	11,755
Total assets	24,080	6,642	276	-	-	13,211		(8,438)	35,771

*Including approximately US$177,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2010 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	7,108	1,603	133	-	52	358	(358)	8,896
Cost of sales	1,643	1,453	11	-	3	-	-	3,110
Total operating expenses	1,673	94	31	-	-	502 *	(358)	1,942
Including: Depreciation and amortization expense	42	8	31	-	-	29	-	110
Operating income(loss)	3,792	56	91	-	49	(144)	-	3,844

Changes in fair value of warrants	-	-	-	-	-	-	-	-

Expenditure for long-term assets	193	-	-	-	-	142	-	335
Net income (loss)	3,772	57	90	-	49	(141)	-	3,827
Total assets	24,080	6,642	276	-	-	13,211	(8,438)	35,771

*Including approximately US$56,000 share-based compensation expenses.

	Nine months ended September 30, 2009 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	12,601	14,299	21	1,088	38	713	(1,455)	27,305
Cost of sales	3,396	12,218	2	1,008	2	34	(742)	15,918
Total operating expenses	4,175	485	99	-	-	*992	(621)	5,130
Including: Depreciation and amortization expense	31	36	62	-	-	5	-	134
Operating income(loss)	5,030	1,596	(80)	80	36	(313)	(92)	6,257

Changes in fair value of warrants	-	-	-	-	-	(1,289)	-	(1,289)

Expenditure for long-term assets	169	135	-	-	-	136	(92)	348
Net income (loss)	3,333	1,557	(80)	80	36	(1,602)	(92)	3,232
Total assets	10,359	5,985	355	-	-	9,868	(4,096)	22,471

*Including US$190,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2009 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	4,730	3,114	1	243	38	421	(421)	8,126
Cost of sales	1,241	2,534	2	232	2	18	-	4,029
Total operating expenses	1,063	177	21	-	-	*439	(329)	1,371
Including: Depreciation and amortization expense	12	12	21	-	-	4	-	49
Operating income(loss)	2,426	403	(22)	11	36	(36)	(92)	2,726

Changes in fair value of warrants	-	-	-	-	-	(1,289)	-	(1,289)

Expenditure for long-term assets	133	118	-	-	-	88	(92)	247
Net income (loss)	1,654	386	(22)	11	36	(1,325)	(92)	648
Total assets	10,359	5,985	355	-	-	9,868	(4,096)	22,471

*Including US$40,000 share-based compensation expenses.

Due to the exchange rates used to convert RMB to US dollar for the nine and three months ended September 30, 2010 and 2009 are the respective average exchange rates prevailing during each reporting period which are differ from each other, the converted US dollar amount in the above tables contains exchange rate effects for each reporting period.

24. Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)		(Unaudited)
	(Amount in thousands except for the number of shares and per share data)		(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc.	$11,882	$3,232	$3,877	$648
Beneficial conversion feature of Series A convertible preferred stock	-	(5,898)	-	(5,898)
Dividend for Series A convertible preferred stock	(612)	-	(190)	-
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	$11,270	$(2,666)	$3,687	$(5,250)

Dividend for Series A convertible preferred stock	612	-	190	-

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	$11,882	$(2,666)	$3,877	$(5,250)

Weighted average number of common shares outstanding - Basic	16,676,752	14,495,560	16,939,961	15,774,300
Effect of diluted securities:
Series A Convertible preferred stock	3,274,981	-	3,015,339	-
Warrants	954,063	-	961,163	-
Weighted average number of common shares outstanding -Diluted	20,905,796	14,495,560	20,916,463	15,774,300

Earnings per share-Basic	$0.68	$(0.18)	$0.22	$(0.33)
Earnings per share-Diluted	$0.57	$(0.18)	$0.19	$(0.33)

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

25. Share-based compensation expenses

On June 17, 2009, the Company engaged J and M Group, LLC (“J&M”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue J&M 120,000 shares of the Company’s common stock that vest 10,000 shares every 30 days. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 120,000 shares issued on June 17, 2009 were valued at $0.15 per share, the closing bid of the Company’s common stock on the date of issue. Therefore, total aggregate number of shares granted to J&M vested for the nine month period ended September 30, 2010 was 60,000 shares.  Total aggregate value of the transaction that the Company recognized for the nine month period ended September 30, 2010 was US$9,000, which was recorded in general and administrative expenses as share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 1, 2009, the Company engaged Hayden Communications International, Inc. (“HC”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue HC 80,000 shares of the Company’s common stock that vest on a straight line basis over the contract period. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 80,000 shares issued on July 1, 2009 were valued at $1.75 per share, the closing bid of the Company’s common stock on the date of issue. Therefore, total aggregated number of shares granted to HC vested for the nine month period ended September 30, 2010 was 40,000 shares.  Total aggregate value of the transaction that the Company recognized for the nine month period ended September 30, 2010 was US$70,000, which was recorded in general and administrative expenses as share-based compensation expenses.

On July 1, 2010, the Company engaged Chesapeake Group Inc. (“Chesapeake”) to provide investor relations services. The initial term of the agreement is for six months.  As compensation, the Company agreed to issue Chesapeake 30,000 restricted shares of the Company’s common stock that vest 5,000 shares every 30 days. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 30,000 shares granted on July 1, 2010 were valued at $2.56 per share which represents the fair value of the restricted common shares on the date of grant. Therefore, total aggregated number of shares granted to Chesapeake vested for the nine month period ended September 30, 2010 was 15,000 shares.  Total aggregate value of the transaction that the Company recognized for the nine month period ended September 30, 2010 was US$38,445, which was recorded in general and administrative expenses as share-based compensation expenses.

On November 30, 2009, the Company granted one 5-year option to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such changes of control.  These options were valued at US$2.64 per share which represents the grant date fair value of these options.  The related compensation expenses will be recognized over its vesting period.  Total aggregate value of the transaction that the Company recognized for these options for the nine month period ended September 30, 2010 was US$59,400, which was recorded in general and administrative expenses as share-based compensation expenses.

The Company estimates the fair value of these options using the Black-Scholes option pricing model based on the following assumptions:

Underlying stock price	$3.43
Expected term	3
Risk-free interest rate	1.10%
Dividend yield	-
Expected Volatility	150%
Exercise price of the option	$5

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Options issued and outstanding at September 30, 2010 and their movements during the period are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2010	54,000	4.92		-
Granted/Vested	-		$5.00	20,250	4.17	$5.00
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2010	54,000	4.17	$5.00	20,250	4.17	$5.00

26. Subsequent events

Management has considered all events occurring through the date that the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 31, 2010, which may be updated in our Quarterly Reports on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

On June 26, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us  all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing and communication services to small and medium companies in China.

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

Through our PRC Operating Entities, we are now one of China’s leading B2B full-service media development and internet technology platforms for the small and medium enterprise (the “SME”) market.  We are a service oriented business that leverages proprietary advertising and internet management technology to prepare and publish rich media enabled advertising campaigns for clients on the internet and on television, as well as other value-added services to promote their sales networks, improve their brand quality and enhance their franchise and merchant business operations. Our goal is to strengthen our position as the leading diversified B2B media and service provider in China.  Our multi-channel communication platform consists of www.28.com, our internet advertising and service portal; our TV production and advertising unit, and our bank kiosk advertising unit, which is primarily designed to be used as an advertising platform for clients in the financial service industry.  With the advanced proprietary technology, we provide communication services as a value-added lead generator.  In addition, we are a re-seller of internet space and television advertising time that we purchase in large volumes from other well-known internet portals and local satellite television stations, and all of which are primarily sold to our small and medium enterprise clients. We launched a new service in August 2009, which is known as our “Internet Information Management” service. This product is an intelligence software that is based on our proprietary technology for search engine optimization which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet.

On June 24, 2010, one of our subsidiaries, Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), together with three other individuals, who were not affiliated with our company formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in designing, developing and selling internet based software, developing and designing online games and related websites, and providing related services. As of September 30, 2010, Business Opportunity Online invested approximately RMB 4,000,000 (approximately US$587,000) in Shenzhen Mingshan, which is currently in the start-up stage. Management established this company as an attempt to participate in the online gaming industry as an advertiser of interactive advertising website for online games in China based on the consideration of the prior experiences we had in the website operation in relation to business promotion.

Basis of presentation, critical accounting policies and management estimates

●	Change of reporting entity and basis of presentation

As a result of the Share Exchange on June 26, 2009, the former China Net BVI shareholders own a majority of our common stock.  The transaction was regarded as a reverse merger whereby China Net BVI was considered to be the accounting acquirer as its shareholders retained control of our company after the Share Exchange, although we are the legal parent company.  The share exchange was treated as a recapitalization of our company.  As such, China Net BVI (and its historical financial statements) is the continuing entity for financial reporting purposes. Pursuant to the terms of the Share Exchange, Emazing Interactive, Inc. was delivered with zero assets and zero liabilities at the time of closing. Following the Share Exchange, we changed our name from Emazing Interactive, Inc. to ChinaNet Online Holdings, Inc. Our financial statements have been prepared as if China Net BVI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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

Revenue recognition

Our revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

 Sales

Sales include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, we provide advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered.  We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon our credit assessments of the customers prior to entering into contracts, we determine if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

Taxation

Income tax

We follow the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. We had no deferred tax assets and liabilities recognized for the nine months ended September 30, 2010 and 2009, and for the year ended December 31, 2009.

We adopted ASC Topic 740 “Income Taxes”. ASC Topic 740 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the nine months ended September 30, 2010 and 2009, and for the year ended December 31, 2009, we did not have any interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We are incorporated in the State of Nevada.  Under the current law of Nevada we are not subject to state corporation income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal income tax has been made in our financial statements as no taxable income for the nine months ended September 30, 2010.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong income tax has been made in our financial statements as no taxable income was generated for the nine months ended September 30, 2010. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

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

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the subsequent three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the nine month period ended September 30, 2010 and the year ended December 31, 2009 due to its unexpired tax holidays for year 2009 through year 2010.  For the nine month period ended September 30, 2009, since Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law, it estimated and calculated its income tax based on the income tax rate of 25%.  The difference between the estimated and the actual income tax expense for the nine and three month period ended September 30, 2009 was approximately US$1,136,000 and US$487,000, respectively.

●	The applicable income tax rate for Beijing CNET Online was 25% for the nine month period ended September 30, 2010 and 2009.

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

Accounting for warrants

We analyzed the Warrants in accordance to ASC Topic 815 “Derivatives and Hedging” to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  We adopted the provisions of ASC Topic 815 subtopic 40, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, we concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced, in the event we issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to our own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

As a result of this amendment, the Warrants issued in August 2009 financing were qualified as indexed to our own stock and then meet the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the nine month period ended September 30, 2010.

Placement agent warrants

In accordance with ASC Topic 340 subtopic 10 section S99-1, “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”  In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”  Accordingly, we concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we deducted the total fair value of the Placement agent warrants as of the Commitment Date, which was approximately US$733,000, as a deduction of the fair value assigned to the Series A preferred stock.

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

We evaluated the contingent obligation related to the RRA liquidated damages in accordance to “ASC Topic 825 “Financial Instruments” subtopic 20”, which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies”. The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered.  Therefore, we concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized.

Security Escrow Agreement

We entered into a securities escrow agreement with the Investors (the “Escrow Agreement”), pursuant to which Rise King Investment Limited, a British Virgin Islands company (the “Principal Stockholder”), initially placed 2,558,160 shares of our common stock (the “Escrow Shares”) into an escrow account.  Of the Escrow Shares, 1,279,080 shares (equivalent to 50% of the Escrow Shares) were held as security for the achievement of audited net income equal to or greater than $7.7 million for the fiscal year 2009 (the “2009 Performance Threshold”) and the remaining 1,279,080 of the Escrow Shares are being held as security for the achievement of audited net income equal to or greater than $14 million for the fiscal year 2010 (the “2010 Performance Threshold”).

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

Because the 2009 performance threshold has been met, 1,279,080 Shares (50% of the Escrow Shares) were released to the Principal Stockholder.

In accordance to ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  We evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed with our investors, the release of these escrow shares to our Principal Stockholder or distributed to the investors without regard to the continued employment of any of the Company’s directors or officers, and this arrangement is in substance an inducement made to facilitate the financing transaction, rather than as compensatory.  Therefore, we concluded that this arrangement should be recognized and measured according to its nature and reflects as a deduction of the proceeds allocated to the newly issued securities with no compensation expenses recorded in earnings.

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

According to ASC Topic 340 subtopic 10 section S99-1, “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.  Accordingly, we deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock.

Share-based Compensation

We accounted for share-based compensation in accordance with ASC Topic 718, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

Earnings per share

Earnings / (loss) per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares issuable upon the conversion of the convertible preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis when the impact is dilutive. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

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

Recent accounting pronouncements

In July 2010, the FASB issued Accounting Standard Updates (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

A.	RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, in thousands of US dollars.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
To unrelated parties	$30,304	$25,320	$8,631	$7,604
To related parties	872	1,985	265	522
	31,176	27,305	8,896	8,126
Cost of sales	15,791	15,918	3,110	4,029
Gross margin	15,385	11,387	5,786	4,097

Operating expenses
Selling expenses	2,187	3,253	851	624
General and administrative expenses	2,410	1,530	815	614
Research and development expenses	605	347	276	133
	5,202	5,130	1,942	1,371

Income from operations	10,183	6,257	3,844	2,726

Other income (expenses):
Changes in fair value of warrants	1,861	(1,289)	-	(1,289)
Interest income	8	9	4	4
Other income	8	8	4	2
Other expenses	(1)	(100)	0	(99)
	1,876	(1,372)	8	(1,382)

Income before income tax expense	12,059	4,885	3,852	1,344
Income tax expense	304	1,653	25	696
Net income	11,755	3,232	3,827	648
Net loss attributable to noncontrolling interest	127	-	50	-
Net income attributable to ChinaNet Online Holdings, Inc.	11,882	3,232	3,877	648

Other comprehensive income
Foreign currency translation gain	442	13	365	8
Comprehensive income	$12,197	$3,245	$4,192	$656

Net income attributable to ChinaNet Online Holdings, Inc.	$11,882	$3,232	$3,877	$648

Beneficial conversion feature of Series A convertible preferred stock	-	(5,898)	-	(5,898)

Dividend of Series A convertible preferred stock	(612)	-	(190)	-

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$11,270	$(2,666)	$3,687	$(5,250)

Earnings per share
Earnings per common share
Basic	$0.68	$(0.18)	$0.22	$(0.33)
Diluted	$0.57	$(0.18)	$0.19	$(0.33)

Weighted average number of common shares outstanding:
Basic	16,676,752	14,495,560	16,939,961	15,774,300
Diluted	20,905,796	14,495,560	20,916,463	15,774,300

Non-GAAP Measures

To supplement the unaudited consolidated statement of income and comprehensive income presented in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of income from operations, income before income tax expenses, net income for the nine and three months ended September 30, 2010, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the issuing of Series A preferred stock and warrants in August 2009 financing.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presents reconciliations of our non-GAAP financial measures to the unaudited consolidated statements of income and comprehensive income for the nine and three months ended September 30, 2010: (All amounts in thousands of US dollars)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	NON GAAP	NON GAAP	NON GAAP	NON GAAP

Income from operations	$10,183	$6,257	$3,844	$2,726
Other income (expenses):
Changes in fair value of warrants (note1)	-	-	-	-
Interest income	8	9	4	4
Other income	8	8	4	2
Other expenses	(1)	(100)	0	(99)
	15	(83)	8	(93)
Income before income tax expense	10,198	6,174	3,852	2,633
Income tax expense	304	1,653	25	696
Net income	9,894	4,521	3,827	1,937

Net loss attributable to noncontrolling interest	127	-	50	-
Net income attributable to ChinaNet Online Holdings, Inc.	10,021	4,521	3,877	1,937

Other comprehensive income
Foreign currency translation gain	442	13	365	8
Comprehensive income	$10,336	$4,534	$4,192	$1,945

Net income attributable to ChinaNet Online Holdings, Inc.	10,021	4,521	3,877	1,937

Beneficial conversion feature of Series A convertible preferred stock (note2)	-	-	-	-

Dividend of Series A convertible preferred stock	(612)	-	(190)	-

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$9,409	$4,521	$3,687	$1,937

Earnings per share
Earnings per common share
Basic	$0.56	$0.31	$0.22	$0.12
Diluted	$0.48	$0.30	$0.19	$0.11

Weighted average number of common shares outstanding:
Basic	16,676,752	14,495,560	16,939,961	15,774,300
Diluted	20,905,796	15,126,526	20,916,463	17,646,624

Note1: Approximately US$1,861,000 non-cash gain was excluded from the non-GAAP net income and earnings per share calculation for the nine months ended September 30, 2010, and approximately US$1,289,000 non-cash loss was excluded from the non-GAAP net income and earnings per share calculation for the nine and three months ended September 30, 2009. These non-cash gain or loss were recorded in the earnings under US GAAP as changes in fair value of warrants which related to the warrants we issued in our August 2009 Financing ..

Note2: Approximately US$5,898,000 beneficial conversion feature of series A convertible preferred stock was excluded from the non-GAAP net income and earnings per share calculation for the nine and three months ended September 30, 2009. The beneficial conversion feature of Series A convertible preferred stock was recorded in the earnings under US GAAP as a deemed dividend, (a deduction of retained earnings and a deduction of net income attributable to common shareholders) which related to the Series A convertible preferred stock we issued in our August 2009 Financing.

REVENUE

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	Nine months ended September 30,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	$19,478	62.48%	$12,601	46.15%
TV advertisement	11,044	35.42%	13,600	49.81%
Internet Ad. Resources resell	93	0.30%	1,045	3.83%
Bank kiosks	396	1.27%	21	0.07%
Internet information management	165	0.53%	38	0.14%
Total	$31,176	100%	$27,305	100%

Revenue type	Three months ended September 30,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	$7,108	79.90%	$4,730	58.21%
TV advertisement	1,603	18.02%	3,114	38.32%
Internet Ad. resources resell	-	-	243	2.99%
Bank kiosks	133	1.50%	1	0.01%
Internet information management	52	0.58%	38	0.47%
Total	$8,896	100%	$8,126	100%

Revenue type	Nine months ended September 30,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	$19,478	100%	$12,601	100%
—From unrelated parties	18,607	95.53%	11,420	90.63%
—From related parties	871	4.47%	1,181	9.37%
TV advertisement	11,044	100%	13,600	100%
—From unrelated parties	11,043	99.99%	12,796	94.09%
—From related parties	1	0.01%	804	5.91%
Internet Ad. resources resell	93	100%	1,045	100%
—From unrelated parties	93	100%	1,045	100%
—From related parties	-	-	-	-
Bank kiosks	396	100%	21	100%
—From unrelated parties	396	100%	21	100%
—From related parties	-	-	-	-
Internet information management	165	100%	38	100%
—From unrelated parties	165	100%	38	100%
—From related parties	-	-	-	-
Total	$31,176	100%	$27,305	100%
—From unrelated parties	$30,304	97.20%	$25,320	92.73%
—From related parties	$872	2.80%	$1,985	7.27%

Revenue type	Three months ended September 30,
	2010 (Unaudited)		2009 (Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)

Internet advertisement	$7,108	100%	$4,730	100%
—From unrelated parties	6,844	96.29%	4,389	92.79%
—From related parties	264	3.71%	341	7.21%
TV advertisement	1,603	100%	3,114	100%
—From unrelated parties	1,602	99.94%	2,933	94.19%
—From related parties	1	0.06%	181	5.81%
Internet Ad. Resources resell	-	-	243	100%
—From unrelated parties	-	-	243	100%
—From related parties	-	-	-	-
Bank kiosks	133	100%	1	100%
—From unrelated parties	133	100%	1	100%
—From related parties	-	-	-	-
Internet information management	52	100%	38	100%
—From unrelated parties	52	100%	38	100%
—From related parties	-	-	-	-
Total	$8,896	100%	$8,126	100%
—From unrelated parties	$8,631	97%	$7,604	93.58%
—From related parties	$265	3%	$522	6.42%

Total Revenues: Our total revenues increased to US$31.2 million for the nine months ended September 30, 2010 from US$27.3 million for the same period in 2009, representing a 14% increase.  For the three months ended September 30, 2010, our total revenue increased to US$8.9 million from US$8.1 million for the same period of 2009, representing a 9.5% increase.

We derive the majority of our advertising service revenues from the sale of advertising space and provision of the related technical support on our portal website www.28.com; and from the sale of advertising time purchased from different TV programs to unrelated third parties and to some of our related parties. We report our advertising revenue between related and unrelated parties because historically about 5%-10% of our advertising service revenues came from clients related to some of the shareholders of our PRC operating entities. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis. In fiscal year of 2010, we are continuing to execute our strategy of focusing on the internet advertising sales business, which has achieved gross margins of 75% for the first nine months of 2010, and other related value-added services, including search engine marketing, brand management, internet information management and others. We will concentrate resources and capital on our key portal website www.28.com and its related services as previously mentioned in order to yield more predictable and recurring revenue. Our advertising service revenues are recorded net of any sales discounts. These discounts include volume discounts and other customary incentives offered to our small and medium franchise and merchant clients, including additional advertising time for their advertisements if we have unused places available on our website and represent the difference between our official list price and the amount we charge our clients.

We typically sign service contracts with our small and medium franchise and merchant clients that require us to place the advertisements on our portal website for specified places and specified periods; and/or place the advertisements onto our purchased advisement time during specific TV programs for specified periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients.

●
We achieved a 55% increase in internet advertising revenues to US$19.5 million for the nine months ended September 30, 2010 from US$12.6 million for the same period in 2009. For the three months ended September 30, 2010, our internet advertising revenue increased to US$7.1 million from US$4.1 million for the same period in 2009. This is primarily a result of (1) the successful brand building effort for www.28.com made in prior years both on TV and at other well-known portal websites in China, as well as participating in government programs with respect to stimulating employment rates through entrepreneurship and launching of services to branded clients in China in the fiscal year of 2010; (2) more mature client service technologies; (3) launching of more value-added services; and (4) a more experienced sales team. During the nine and three months ended September 30, 2010, we engaged approximately 100 branded clients and achieved about 30 branded clients who use our portal and website to promote their chain stores (or franchise outlets) and other business opportunities. We also enhanced our search engine optimization function, which allows us to provide a more technologically advanced chargeable advertisement for generating sales leads, which was also one of the main reasons for the increases in internet advertisement revenue.

●
We had a 19% decrease in TV advertising revenue to US$11.0 million for the nine months ended September 30, 2010 from US$13.6 million for the same period in 2009.  For the three months ended September 30, 2010, our TV advertising revenue decreased to US$1.6 million as compared to US$3.1 million for the same period in 2009.  We generated this US$11.0 million of TV advertising revenue by selling approximately 13,650 minutes of advertising time that we purchased from approximately seven provincial TV stations as compared with approximately 17,400 minutes of advertising time that we sold in the same period in 2009.  The decrease in revenue we generated from the TV advertisement segment for the nine months ended September 30, 2010 as compared to the same period of last year and was mainly due to the following reasons: (1) a decrease of approximately 3,750 minutes of advertising time sold; (2) increases in demand for TV advertising are relatively limited due to higher demand for internet advertising, which can be more cost effective; (3) in response to TV stations increasing their sales prices, we in turn increased the prices we charged to our customers which resulted in lower demand from our customers for this service; (4) Spring Festival was in the middle of the first quarter of fiscal 2010,  which had a negative impact on the demand for our advertising services and as a result, we  had to decrease our selling price which in turn led to a negative gross profit ratio in the first quarter of 2010. For the three months ended June 30, 2010 and September 30, 2010, we increased our selling prices as compared to that in the first quarter of 2010, and our gross profit ratio of this business segment improved to 7% and 9% for the second and third quarter of 2010, respectively, as compared with (2%) for the first quarter of 2010. We do not anticipate that this business segment will expand in the future.  Rather, we expect that this business segment will be operated as part of multi-channel communication platform for www.28.com and its related services. Meanwhile, management will closely monitor this business segment for the rest of fiscal year 2010 in an effort to improve its performance.

●
Our resale of internet advertising resources is our resale of a portion of the internet resources that we purchase from Baidu in bulk to our existing internet advertising clients, in order to promote their businesses through sponsored searches, search engine traffic generation techniques etc.  We achieved approximately US$0.1 million revenue in this business segment for the nine months ended September 30, 2010 as compared to approximately US$1.0 million for the same period in 2009. We do not consider this segment to be a core business or revenue source, because it does not promote the www.28.com brand and the revenue generated by this segment is subjected to price fluctuation caused by the bidding system adopted by different search engines. In fiscal year 2010, as we intend to promote our direct service website of www.28.com, which has a much higher gross profit, we believe the revenue from this segment will decrease accordingly as compared to last year. We will continue monitor our clients’ demands from this segment, and continue to negotiate the agency terms (i.e. discount rate, credit terms, etc) with major recourses providers, including Baidu, and adjust our strategy accordingly to maximize our earnings from this segment in the future.

●
As of September 30, 2010, we deployed 200 kiosks in China Construction Bank Henan Branch, and achieved approximately US$0.4 million of revenue from this segment as compared to approximately US$0.02 million for the same period in 2009. Since the bank kiosk advertising business is still in the initial development stage, it was not a significant contribution to revenue for the nine months ended September 30, 2010.  We expanded the number of kiosks in fiscal year 2010 starting from Henan, Shanghai and plan to cover Beijing, Guangdong and Si Chuan based on the possible client sources we are targeting.  As of September 30, 2010, we have placed orders to purchase and install an additional 408 kiosks and, as of September 30, 2010, we have finished the installation of 250 kiosks, including 150 kiosks in China Construction Bank Henan province and 100 kiosks in Shanghai Rural Commercial Bank.  We will continue our efforts to develop this segment in fiscal year of 2010. Management believes that the increase in the number of the kiosks that have been and will be installed will enhance the related advertising coverage though bank kiosks and will help us to yield more clients in the future.

●
Internet information management is a business segment that we launched in August 2009, which offers our clients an intelligent software product based on our proprietary search engine optimization technology.  The main objective of the product is to help our clients gain an early warning of potential negative exposure on the internet so that when necessary they can formulate an appropriate response.  We charge a monthly fee to clients who utilize this service.  For the nine months ended September 30, 2010, we generated US$0.17 million of revenue from this business segment. We plan to expand our efforts to offer this service to more of our existing clients as well as a part of sales package to our branded clients in the future.

Cost of revenues

    Our cost of revenues consists of costs directly related to the offering of our advertising services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Nine months ended September 30,
	2010			2009
	(Unaudited)			(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$19,478	4,907	75%	$12,601	3,352	73%
TV advertisement	11,044	10,709	3%	13,600	11,520	15%
Internet Ad. resources resell	93	84	10%	1,045	1,008	4%
Bank kiosk	396	34	91%	21	2	90%
Internet information management	165	9	95%	38	2	95%
Others	-	48	N/A	-	34	N/A
Total	$31,176	15,791	49%	$27,305	15,918	42%

	Three months ended September 30,
	2010			2009
	(Unaudited)			(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP Ratio

Internet advertisement	$7,108	1,643	77%	$4,730	1,241	74%
TV advertisement	1,603	1,453	9%	3,114	2,534	19%
Internet Ad. resources resell	-	-	N/A	243	232	5%
Bank kiosk	133	11	92%	1	2	(100)%
Internet information management	52	3	94%	38	2	95%
Others	-	-	N/A	-	18	N/A
Total	$8,896	3,110	65%	$8,126	4,029	50%

Cost of revenues: Our total cost of revenues decreased slightly to US$15.8 million for the nine months ended September 30, 2010 from US$15.9 million for the same period in 2009.  For the three months ended September 30, 2010, our total cost of revenue decreased to US$ 3.1 million from US$4.0 million for the same period in 2009.  This was mainly due to the decrease in the cost of the relatively lower margin business segments, such as TV advertisement business and Internet Advertisement resources resell business, which was in line with the decrease of the revenue of these segments for the nine and three months ended September 30, 2010.  Our cost of revenues related to the offering of our advertising services mainly consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, and business taxes and surcharges.

●
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, and Google to help our internet advertisement clients to get better exposure and to generate more visits for their advertisements placed on our portal website.  We accomplish these objectives though sponsored search, advanced tracking, advanced traffic generation technologies, and search engine optimization technologies in connection with the well-known portal websites as indicated above. Our internet resources cost for internet advertising revenue was US$4.9 million and US$3.4 million for the nine months ended September 30, 2010 and 2009, respectively. Our average gross profit ratio for internet advertising services is about 70%-80%.  For the nine months ended September 30, 2010 and 2009, the gross profit ratio for this segment was 75% and 73% respectively, which was considered stable and reasonable for this business segment.

●
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from about seven different provincial TV stations and resell it to our TV advertisement clients through infomercials produced by us. Our TV advertisement time cost was US$10.7 million and US$11.5 million for the nine months ended September 30, 2010 and 2009, respectively. Our gross profit ratio for this segment decreased to 3% for the nine months ended September 30, 2010 as compared to 15% for the same period of 2009. This decrease was mainly due to the following reasons: (1) the increase of our selling price is relatively lower than the increase of the purchase cost per minute charged by the TV stations for fiscal year 2010 as compared to that in 2009 due to the limitation of TV advertisement demands in consideration of the better price performance ratio generated from internet advertisement; (2) because the Spring Festival was in the middle of the first quarter of 2010, we decreased our selling price accordingly to attract customers, which led a 2% negative gross profit ratio for this segment. However, this situation improved in the second and third quarter of 2010, in which we achieved approximately 7% and 9% gross profit ratio, respectively. Management believes that in the last quarter of year of 2010, the TV advertisement segment will continue to generate positive gross profit.

●
Our resale of internet advertising resources that we purchase from Baidu in large volumes, allows us to enjoy a more favorable discount on rates. We normally purchase these internet resources for providing value-added services to our internet advertising clients on our own portal website www.28.com. However, besides placing advertisements on www.28.com, some of our advertising clients also want to use other direct channels for their promotions, so they purchase internet resources from us because, through us, they have access to lower rates as compared to the current market price for such internet resources. The gross profit ratio for this business is not considered to be stable, because it is subject to price fluctuation caused by the bidding system adopted by different search engines. For the nine months ended September 30, 2010, we limited the supply of this segment, because we intend to promote direct advertisement services to our customers through our own portal website, www.28.com.

Gross Profit

As a result of the foregoing, our gross profit was US$15.4 million for the nine months ended September 30, 2010 compared to US$11.4 million for the same period in 2009.  For the three months ended September, our gross revenue increased to US$5.8 million from US$4.1 million for the same period in 2009.  Along with the increase of the proportion of the high margin internet advertisement revenue over the total revenue for the nine and three months ended September 30, 2010 as compared to the same period in 2009, our overall gross margin increased to 49% and 65% for the nine months ended September 30, 2010 as compared with 42% and 50% for the same period in 2009.

Operating Expenses and Net Income

     Our operating expenses consist of selling expenses, general and administrative expenses, and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine months ended September 30,
	2010		2009
	(Unaudited)		(Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$31,176	100%	$27,305	100%
Gross Profit	15,385	49%	11,387	42%
Selling expenses	2,187	7%	3,253	12%
General and administrative expenses	2,410	8%	1,530	6%
Research and development expenses	605	2%	347	1%
Total operating expenses	$5,202	17%	$5,130	19%

	Three months ended September 30,
	2010 (Unaudited)		2009 (Unaudited)
	(Amount expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$8,896	100%	$8,126	100%
Gross Profit	5,786	65%	4,097	50%
Selling expenses	851	10%	624	8%
General and administrative expenses	815	9%	614	8%
Research and development expenses	276	3%	133	2%
Total operating expenses	$1,942	22%	$1,371	17%

Operating Expenses:  Our operating expenses increased slightly to US$5.2 million for the nine months ended September 30, 2010 from US$5.1 million for the same period in 2009. For the three months ended September 30, 2010, our operating expenses increased to US$1.9 million as compared to US$1.4 million for the same period in 2009.

●
Selling expenses: Selling expenses decreased to US$2.2 million for the nine months ended September 30, 2010 from US$3.3 million for the same period in 2009.  For the three months ended September 30, 2010, selling expenses increased to US$0.9 million as compared to US$0.6 million for the same period of 2009.  Our selling expenses primarily consist of brand development advertising expenses that we pay to TV stations and other media outlets for the promotion of www.28.com, other advertising and promotional expenses, staff salaries, benefits and performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses. For the nine months ended September 30, 2010, the decrease in our selling expenses was mainly due to the decrease of our brand development advertising expenses on TV for the nine months ended September 30, 2010 to approximately US$1.2 million as compared to approximately US$2.3 million for the same period in 2009. We do not expect that the decrease in brand building expenses on TV will have a significant adverse impact on our future revenue growth, because, through the investment we have made in brand building of www.28.com in the last two years, our website has been gradually recognized as one of the most popular portal providing advertising services and other internet services for SMEs, particularly for small and medium sized franchises, in China.  With the increase of the cost for brand development through TV advertisement, we have changed our strategy to focus brand building activities more on our participation in related government support programs of raising employment rates to prolong our brand building effects to the next level. For the nine months ended September 30, 2010, we recorded approximately US$0.34 million brand building expenses in relation to the co-funding of "Entrepreneurship Fund for Chinese College Students” in China, which is recognized by the six major central ministries, including, China Federation of Industry and Commerce, Ministry of Education, Central Committee of the Communist Young League, United Front Work Department of CPC Central Committee, Ministry of Human Resources and Social Security, and Ministry of Civil Affairs. Management believes that these activities will help to yield additional branded clients who will utilize the portal to promote their chain stores (so called franchises), related products and services, or business opportunities over the internet and other communication channels of the company.  The increase of the selling expenses for the three months ended September 30, 2010 was mainly due to the increase of the website server hosting service charges of approximately US$0.1 million and  an approximately US$0.2 million increase of advertisement charges for www.28.com in this quarter.

●
General and administrative expenses: General and administrative expenses increased to US$2.4 million for the nine months ended September 30, 2010 as compared to US$1.5 million for the same period in 2009.  For the three months ended September 30, 2010, general and administrative expenses increased to US$0.8 million as compared to US$0.6 million for the same period in 2009.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The increase in our general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to US public company, including but not limited to legal, accounting, and internal control enhancement, for about US$0.5 million; (2) the increase of the start-up expenditures of our newly established subsidiary, Shenzhen Mingshan, for about US$0.2 million; and (3) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about US$0.2 million.

●
Research and development expenses: Research and development expenses increased to US$0.60 million for the nine months ended September 30, 2010 from US$0.35 million for the same period in 2009. For the three months ended September 30, 2010, research and development increased to US$0.28 million as compared to US$0.13 million for the same period in 2009.  Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the nine and three months ended September 30, 2010 was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and other general administrative expense and suppliers.  We expect that our research and development expenses will increase in future periods as we will continue expanding, optimizing and enhancing the stability of our portal website and upgrading our advertising and internet management software. In general, we expect research and development expenses to remain relatively stable as a percentage (3%-5%) of our total revenues in the future.

Operating Profit: As a result of the foregoing, our operating profit increased to US$10.2 million for the nine months ended September 30, 2010 from US$6.3 million for the same period in 2009. For the three months ended September 30, 2010, our operating profit increased to US$3.8 million as compared to 2.7 million for the same period in 2009.

Changes in Fair Value of Warrants: We originally accounted for our warrants issued to investors and placement agent in our August 2009 financing as derivative liabilities under ASC Topic 815 “Derivatives and Hedging”, because it contained a “Down-round” protection that was applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to our own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability for the nine months ended September 30, 2010, which was approximately US$ 1,861,000 was recorded in earnings.

For the nine and three months ended September 30, 2009, as discussed above, we accounted for the warrants issued to our investors and placement agent in the “August 2009 Financing” as derivative liabilities as it contained the “Down-round protection” provision at that time, and approximately US$1,289,000 loss of the changes in fair value of these warrants was recorded in earnings.

Income Tax: We recognized an income tax expense of US$0.3 million for the nine months ended September 30, 2010. For the nine and three months ended September 30, 2009, we used an estimated income tax rate of 25% to calculate the income tax expense for Business Opportunity Online, one of our PRC operating entities who operates our internet advertising business through www.28.com, because at that time, Business Opportunity Online had not obtained the approval of its qualification as a “High and New Technology Enterprise” under the New EIT law. In January 2010, with an effective date of September 4, 2009, Business Opportunity Online obtained its qualification as a “High and New Technology Enterprise” under the New EIT law and was approved by the local tax authority to continue enjoy the 50% reduction of the applicable income tax rates which are 15% to 7.5% for the years ended December 31, 2009 and 2010. Therefore, the actual income tax rate for Business Opportunity Online for the year ended December 31, 2009 was 7.5%. The differences between the estimated income tax expenses and the actual income tax expenses for the nine and three months ended September 30, 2009 was approximately US$1.14 million and US$0.49 million respectively.

Net Income: As a result of the foregoing, our net income amounted to US$11.8 million for the nine months ended September 30, 2010 as compared to US$3.2 million for the same period in 2009.  Excluding the approximately US$1.9 million non-cash gain of changes in fair value of warrants recorded for the nine months ended September 30, 2010 and the approximately US$1.3 million non-cash loss of changes in fair value of warrants recorded for the nine months ended September 30, 2009, respectively, we achieved net income amounted to US$9.9 million and US$4.5 million for the nine months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010, we achieved approximately US$3.8 million GAAP net income as compared to approximately US$0.6 million GAAP net income for the same period in 2009. Excluding the approximately US$1.3 million non-cash loss of changes in fair value of warrants recorded for the three months ended September 30, 2009, we achieved net income amounted to approximately US$3.8 million and US$1.9 million for the same period in 2009.

Loss attributable to noncontrolling interest: Our newly established consolidated majority-owned subsidiary Shenzhen Mingshan was still in the start-up period as of September 30, 2010, the net loss incurred for the nine months ended September 30, 2010 of Shenzhen Mingshan was allocated between the shareholders of Shenzhen Mingshan based on the percentage of the ownership in the entity. Based on the percentage ownership of Shenzhen Mingshan, we allocated approximately US$0.13 million and US$0.05 million of losses to the noncontrolling interest shareholders of Shenzhen Mingshan for the nine and three months ended September 30, 2010.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income we achieved for the nine and three months ended September 30, 2010 minus the net loss attributable to the noncontrolling interest shareholders as discussed above was the net income attributable to ChinaNet Online Holdings, Inc.

Beneficial conversion feature of Series A convertible preferred stock: Upon consummation of our August 2009 Financing, we evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  We concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance to ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock, which was approximately US$5,898,000.  Accordingly, the approximately US$5,898,000 proceeds allocated to Series A preferred stock were all allocated to the beneficial conversion feature with a credit to additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to our common stock at any time on or after the initial issuing date, all beneficial conversion feature should be immediately recognized as a deemed dividend, a reduction to net income attributable to common shareholders.  Therefore, we recorded approximately US$5,898,000 beneficial conversion feature of Series A convertible preferred stock for the nine and three months ended September 30, 2009, as deemed dividend, a deduction of net income attributable to common shareholders of ChinaNet Online Holdings, Inc.

Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share outstanding within the reporting period. The cash dividend we accrued for the Series A convertible preferred stock was approximately US$0.61 million and US$0.19 million for the nine and three months ended September 30, 2010.

Net income attributable to ChinaNet’s common shareholders: Net income attributable to ChinaNet’s common shareholders represents the net income after the allocation to the noncontrolling interest shareholders minus the beneficial conversion feature of Series A convertible preferred stock, as deemed dividend to the holders of the preferred stock and the cash dividend accrued for Series A convertible preferred stock.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.   As of September 30, 2010, we had cash and cash equivalents of US$22.2 million.

Our liquidity needs include: (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include advance payments for advertising time purchased from TV stations and for internet resources providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consists of investments in computers and other office equipment. To date, we have financed our liquidity needs primarily through proceeds from our operating activities.

The following table provides detailed information about our net cash flow for the periods indicated

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
	Amount in thousands of US dollars

Net cash provided by operating activities	11,235	4,734
Net cash used in investing activities	(448)	(348)
Net cash (used in)/provided by financing actives	(2,718)	6,825
Effect of foreign currency exchange rate changes on cash	255	10
Net increase in cash and cash equivalents	8,324	11,221

Net cash provided by operating activates:

Our net cash provided by operating activities increased to US$11.2 million for the nine months ended September 30, 2010 from US$4.7 million for the same period of 2009. This increase is primarily attributable to the increase of our net income to US$9.9 million for the nine months ended September 30, 2010 (excluding the US$1.8 million non-cash gain related to changes in fair value of warrants) from US$4.5 million for the same period in 2009 (excluding the US$1.3 million non-cash loss related to changes in fair value of warrants) and our effective management of the collection of our outstanding receivables during the period. We achieved approximately US$31.2 million net revenue with our outstanding receivable only increased by approximately US$1.3 million for the nine months ended September 30, 2010. We also collected approximately US$2 million advance deposits incurred for TV advertisement bidding during the period.

Net cash used in investing activities:

Our net cash used in investing activities was US$0.45 million and US$0.35 million for the nine months ended September 30, 2010 and 2009, respectively.  For the nine and three months ended September 30, 2010, we replaced and updated our web servers and the related electronic devices as well as the software programs to enhance the security of our portal website.

Net cash used in financing activities:

Our net cash used in financing activities was US$2.7 million for the nine months ended September 30, 2010, in September 2010, we temporarily loaned unaffiliated parties approximately US$2.3 million, and approximately US$1.5 million had been collected in October 2010.  We also received approximately US$0.14 million cash contributed by the noncotrolling interest shareholders of Shenzhen Mingshan in connection to the establishment of the company.  We also paid approximately US$0.61 million dividend to the holders of Series A convertible preferred stock during the period.  For the nine months ended September 30, 2009, our net cash provided by financing activities was approximately US$ 6.8 million.  This was mainly because we completed our August 2009 financing and received net proceeds of approximately US$ 9.2 million from this financing. We also used approximately US$ 2 million for the third party loans and US$ 0.3 million to cancel and retire 4,400,000 shares of our common stock immediately prior to the reverse merger transaction.

C.	Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements as of September 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description
10.1	Employment Agreement by and between Rise King Century Development (Beijing) Co., Ltd. and Hangdong Cheng

10.2	Employment Agreement by and between Rise King Century Development (Beijing) Co., Ltd. and Zhige Zhang

10.3	Employment Agreement by and between Rise King Century Development (Beijing) Co., Ltd. and George Kai Chu

10.4	Employment Agreement by and between ChinaNet Online Holdings, Inc. and Min Hu

10.5	Employment Agreement by and between Rise King Century Development (Beijing) Co., Ltd. and Hongli Xu

10.6	Employment Agreement by and between Rise King Century Development (Beijing) Co., Ltd. and Li Wu

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ Handong Cheng

Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)