Form 10-K
period 2010-12-31
ChinaNet Online Holdings, Inc.
filed 2011-03-31
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to __________

COMMISSION FILE NO. 000-52672
CHINANET ONLINE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	90-0617940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.3 Min Zhuang Road, Building 6,
Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC
(Address of principal executive offices)

+011 86 51600828
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On which Registered

$0.001 Common Stock	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*
Yes ☐ No ☐ *The Registrant has not yet been phased into the Interactive Data File requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the 9,496,380 shares of common equity stock held by non-affiliates of the Registrant was approximately $33,902,077 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.57 per share, as reported on the NYSE AMEX.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of March 30, 2011 was 17,328,236.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1	Business

We are a holding company that conducts our primary businesses through our subsidiaries and operating companies, Business Opportunity Online, Beijing CNET Online, Shanghai Borongdongsi and Rise King (Shanghai) Advertisement Media Co., Ltd. We are one of China’s leading business-to-business (“B2B”) fully integrated internet service providers for expanding small and medium enterprises’ (“SMEs”) sales networks in China.  Our services were founded on proprietary internet and advertising technologies that include (i) preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, (ii) hosting mini-sites with online messaging and consulting functionalities, (iii) generating effective sales leads and (iv) providing online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China.  Our multi-channel advertising and promotion platform consists of the website www.28.com (“28.com”), our Internet advertising portal, ChinaNet TV, our TV production and advertising unit, and our bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for SME clients.

We provide advertising, marketing and lead generation services to over 1,200 clients in a variety of consumer focused business categories including 883 active clients as of year ended December 31, 2010.  Our advertising and marketing campaign services combine the Internet, mobile and television advertising, thereby maximizing advertising exposure for our clients; 28.com is a part of this advertising and promotion platform. Through the high traffic internet portal 28.com, operated through Business Opportunity Online, companies and entrepreneurs advertise their business information, brands, products and services, as well as other related business opportunities through their mini-sites hosted by 28.com.  The platform also offers campaign management tools for our clients including lead generation and capture, advanced tracking, search engine marketing, search engine optimization, resource scheduling, and content management.  Primarily through 28.com, our customers can build sales channels and develop relationships directly with franchisees, sales agents, distributors and/or resellers.  It also functions as a one-stop destination for general public seeking new business opportunities or other business ventures.  The ChinaNet TV division, which operates through Beijing CNET Online, has in-house television productions and distribution capabilities.  We create and distribute television shows that are typically 10 or 20 minutes in length and broadcast on local television stations.  Airtime is purchased in 40 minute blocks which are further segmented into two to four sub-blocks.  The television shows are comprised of advertisements, similar to infomercials, and also include promotions for several clients during the allotted time. During 2010, we reduced the business scope of the TV division and integrated the TV division into our advertising and marketing platform as a part of the value-added services offered to our clients based on demand. The bank kiosk division, which operates through Shanghai Borongdongsi, provides interactive LCD ad displays and targets banking customers.  In cooperation with the China Construction Bank, in 2009 we placed 200 interactive kiosks in its branches throughout Henan Province.  During 2010, we placed an additional 175 kiosks in the branches of China Construction Bank in Henan province.  In May 2010, we signed an exclusive agreement with Shanghai Rural Commercial Bank (“SRCB”) to deploy our online banking and display advertising kiosks in all 300 existing, and all future, SRCB branches.  As of December 31, 2010, we installed 150 bank kiosks in SRCB branches.  Each kiosk has an LCD advertising display panel, which provides advertising aimed at bank customers. The kiosk also provides Internet access on a separate screen so that customers can perform basic non-cash banking functions such as transferring money, purchasing annuities and/or insurance, and paying bills.

We derive our revenue principally by:

•	charging our clients fixed monthly fees for the services provided by the advertising and marketing platform described above;
•	charging productions fees for television and video spots;
•	selling advertising time slots on our television shows and on our installed bank kiosks;
•	collecting fees associated with lead generation; and
•	charging brand management consulting fees to a certain group of clients.

The five largest industries in terms of revenue in which our advertising clients operate are (1) food and beverage, (2) cosmetics and health care, (3) footwear, apparel and garments, (4) home goods and construction materials, and (5) environmental protection equipment.  Advertisers from these industries together accounted for approximately 84% of our revenue in 2010.

Since we commenced our current business operations in 2003, we have experienced continuous growth in our network and in our financial results.  We generated total revenues of $41.6 million in 2010 compared to $37.7 million in 2009 and net income of $16.6 million in 2010 (after allocation of the losses incurred by our majority-owned subsidiary to the non-controlling interest shareholders) compared to net income of $4.0 million in 2009. Our net income attributable to common shareholders after the deduction of the cash dividend accrued for our preferred shareholders was $15.8 million for the year ended December 31, 2010.  Our net losses attributable to common shareholders was $2.3 million for the year ended December 31, 2009, after deduction of the cash dividend accrued for our preferred shareholders and deduction of a deemed dividend arising from the intrinsic value of the beneficial conversion feature upon issuance of our Series A preferred stock in the August 2009 financing, as required by US GAAP. With the exclusion of non-cash gain or loss recognized in relation to fair value changes of the warrants issued in the August 2009 financing and the deemed dividend recognized for the preferred stock, we achieved $14.7 million and $8.4 million net income in 2010 and 2009, respectively, and achieved $13.9 million and $8.1 million of net income attributable to common shareholders in 2010 and 2009, respectively.

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

Our wholly owned subsidiary, China Net Online Media Limited was incorporated in the British Virgin Islands on August 13, 2007 (“China Net BVI”).  On April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established, and is the parent company of, Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the People's Republic of China (“Rise King WFOE”).  We refer to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” We operate our business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”), and Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”).  Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.  From time to time we refer to Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi collectively as our “PRC Operating Entities.”  Shanghai Borongdingsi is owned 51% by Beijing CNET Online.  Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct e-banking advertisement business. The business is based on an e-banking cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi, or its designated party, to conduct in-door advertising business within the business outlets throughout Henan Province. The e-banking cooperation agreement has a term of eight years, which began in August 2008. However, Shanghai Borongdingsi was not able to conduct the advertising business as a stand-alone business due to the lack of an advertising business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi.  Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in Shanghai Borongdingsi’s name on behalf of the business, and holds the right to collect the advertising revenue generated from the kiosk business exclusively until it recovers of the cost of purchasing the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the net profit generated from the e-banking advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

Restructuring

In October 2008, a restructuring plan was developed (the “Restructuring”).  The Restructuring was accomplished in two steps.  The first step was for Rise King WFOE to acquire control over Business Opportunity Online and Beijing CNET Online (collectively the “PRC Operating Subsidiaries”) by entering into a series of contracts (the “Contractual Agreements”), which enabled Rise King WFOE to operate the business and manage the affairs of the PRC Operating Subsidiaries. Both of the PRC Operating Subsidiaries at that time were, and currently are, owned by Messrs. Handong Cheng, Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders”). Mr. Cheng is now our Chief Executive Officer.  After the PRC Restructuring was consummated, the second step was for China Net BVI to enter into and complete a transaction with a U.S. public reporting company, whereby that company would acquire China Net BVI, China Net HK and Rise King WFOE, and control the PRC Operating Subsidiaries (the “China Net BVI Companies”).

Legal Structure of the PRC Restructuring

The PRC Restructuring was consummated in a manner so as not to violate PRC laws relating to restrictions on foreign ownership of businesses in certain industries in the PRC and the PRC M&A regulations.

The Foreign Investment Industrial Guidance Catalogue jointly issued by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission in 2007 classified various industries/business into three different categories: (i) encouraged for foreign investment, (ii) restricted to foreign investment and (iii) prohibited from foreign investment.  For any industry/business not covered by any of these three categories, they will be deemed to be industries/business permitted to have foreign investment.  Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually open to foreign investment and ownership.  With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership.

The business of the PRC Operating Subsidiaries falls under the class of a business that provides Internet content or information services, a type of value added telecommunication services, for which restrictions upon foreign ownership apply. As a result, Rise King WFOE is not allowed to do the business the PRC Operating Subsidiaries companies are currently pursuing.  Advertising business is open to foreign investment but one of the requirements is that the foreign investors of a WFOE shall have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“SAIC”) on August 22, 2008.  Rise King WFOE is not allowed to engage in the advertising business because its shareholder, China Net HK, does not meet such requirements.  In order to control the business and operations of the PRC Operating Subsidiaries, and consolidate the financial results of the two companies in a manner that does not violate current PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Subsidiaries. The Contractual Agreements allow us through Rise King WFOE to, among other things, secure significant rights to influence the two companies’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Subsidiaries.  In return, Rise King WFOE provides consulting services to the PRC Operating Subsidiaries.  In addition, to ensure that the PRC Operating Subsidiaries and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Subsidiaries.  They have also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content or information services in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Subsidiaries directly.

Each of the PRC Shareholders entered into a share transfer agreement (the “Share Transfer Agreement”) with Mr. Yang Li, the sole shareholder of Rise King Investment Limited, a British Virgin Islands company (“Rise King BVI”), which is a 55% shareholder of China Net BVI.  In entering into the Share Transfer Agreement, Ms. Li Sun was acting as the nominee of Mr. Zhige Zhang, our chief financial officer.  Mr. Zhang did not report his indirect ownership of ChinaNet BVI’s common stock by virtue of Ms. Li acting as his nominee on his original Form 3 filed with the SEC.  The PRC Shareholders have been granted the incentive options for the contributions that they have made and will continue to make to Rise King BVI. Under the Share Transfer Agreements Mr. Li granted to each of the PRC Shareholders an option to acquire, in the aggregate 10,000 shares of Rise King BVI, representing 100% of the issued and outstanding shares of Rise King BVI, provided that certain financial performance thresholds were met by the China Net BVI.  The Share Transfer Agreement was formalized and entered into on April 28, 2009.  There is no prohibition under PRC laws for the PRC Shareholders to earn an interest in Rise King BVI after the PRC Restructuring is consummated in compliance with PRC law.

Pursuant to the Share Transfer Agreement, the Option Shares vest and become exercisable in one-third increments upon the China Net BVI Companies attaining consolidated gross revenue performance targets for fiscal 2009, the six month period ended June 30, 2010 and the six month period ended December 31, 2010 of RMB 100 million, RMB 60 million and RMB 60 million. If the China Net BVI Companies achieve the performance targets the exercise price will be $1.00 per share.  If the targets are not met, the exercise price shall increase to $2.00 per share. Therefore, as of February 14, 2011, 100% of the Option Shares were exercisable.  On March 29, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang.  On March 29, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise of $1.00 per share to Mr. Yang Li.  As a result of this exercise, as of March 29, 2011, Mr. Cheng, Mr. Li and Mr. Zhang became the sold shareholders of Rise King BVI and collectively hold 55% of the outstanding shares of China Net BVI.

Accounting Treatment of the Restructuring

The Restructuring is accounted for as a transaction between entities under common control in a manner similar to pooling of interests, with no adjustment to the historical basis of the assets and liabilities of the PRC Operating Subsidiaries.  The operations of the PRC Operating Entities are consolidated as if the current corporate structure had been in existence throughout the period presented in the audited financial statements. The Restructuring is accounted for in this manner because pursuant to an Entrustment Agreement dated June 5, 2009 (the “Entrustment Agreement”) between Rise King BVI and the PRC Shareholders, Rise King BVI granted to the PRC Shareholders, on a collective basis, managerial control over each of the China Net BVI Companies by delegating to the PRC Shareholders its shareholder rights, including the right to vote, and its rights to designate management of the China Net BVI Company.  The Entrustment Agreement, together with the Contractual Arrangements demonstrates the ability of the PRC Shareholders to continue to control Business Opportunity Online and Beijing CNET Online, which are under our common control.  On March 29, 2011, in connection with the exercise of the options pursuant to the Share Transfer Agreement, the Entrustment Agreement was terminated.

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

Exclusive Option Agreements

Under Exclusive Option Agreements entered into by and among Rise King WFOE, dated as of October 8, 2008, each of the PRC Shareholders irrevocably granted to Rise King WFOE or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Subsidiary for a purchase price of RMB 10 or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Rise King WFOE or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at the election of Rise King WFOE.

Equity Pledge Agreements

Under the Equity Pledge Agreements entered into by and among Rise King WFOE, the PRC Operating Subsidiaries and each of the PRC Shareholders, dated as of October 8, 2008, the PRC Shareholders pledge, all of their equity interests in PRC Operating Subsidiaries to guarantee the PRC Operating Subsidiaries’  performance of its obligations under the Exclusive Business Cooperation Agreement. If the PRC Operating Subsidiaries or any of the PRC Shareholders breaches its/his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Rise King WFOE, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders of the PRC Operating Subsidiaries agree not to dispose of the pledged equity interests or take any actions that would prejudice Rise King WFOE's interest, and to notify Rise King WFOE of any events or upon receipt of any notices which may affect Rise King WFOE's interest in the pledge. Each of the equity pledge agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

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

Share Exchange

On June 26, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) ChinaNet BVI, (ii) ChinaNet BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “ChinaNet BVI Shareholders”), who together own shares constituting 100% of the issued and outstanding ordinary shares of ChinaNet BVI (the “ChinaNet BVI Shares”), and (iii) G. Edward Hancock, the former principal stockholder of the Company. Pursuant to the terms of the Exchange Agreement, the ChinaNet BVI Shareholders transferred to the Company all of the ChinaNet BVI Shares in exchange for the issuance of 13,790,800 (the “Exchange Shares”) shares of Common Stock (the “Share Exchange”).  As a result of the Share Exchange, ChinaNet BVI became a wholly owned subsidiary of our company and we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing advertising, marketing and communication services to small and medium companies in China.

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

In connection with the Share Exchange, we entered into a Registration Rights Agreement dated June 26, 2009 with certain of our stockholders signatory thereto.  Pursuant to the Registration Rights Agreement, we agreed to provide those stockholders signatory thereto, for a 90-day period from the date of signing, piggyback registration rights under the Securities Act on a portion of their shares.  In the event that we do not file such registration statement within the 90-day period, the stockholders holding a majority of the securities registrable under the Registration Rights Agreement will have a demand registration right. There are no other penalties or liquidated damages (in securities of our company, cash or otherwise) as a result of the Company not successfully filing a registration statement within the 90-day period or pursuant to the terms of the demand.

Name Change

Prior to July 14, 2009, our company name was Emazing Interactive, Inc.  On July 14, 2009, our company caused to be formed a corporation under the laws of the State of Nevada called ChinaNet Online Holdings, Inc. (the "Merger Sub") and acquired one hundred shares of its common stock for cash. As such, Merger Sub was merged with and into our company.  As a result of the merger, the separate existence of the Merger Sub ceased.  As a further result of the merger, our corporate name was changed to “ChinaNet Online Holdings, Inc.”  We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

2009 Financing

On August 21, 2009 (the “Closing Date”), we entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which we sold units, comprised of 10% Series A Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred Stock”), and two series of warrants, for a purchase price of $2.50 per unit and gross proceeds of approximately $10.3 million (the “Financing”).  Net proceeds from the Financing were approximately $9.2 million.  We sold 4,121,600 units in the aggregate, which included (i) 4,121,600 shares of our Series A Preferred Stock, (ii) Series A-1 Warrants to purchase 2,060,800 shares of Common Stock at an exercise price of $3.00 per share with a three-year term, and (iii) Series A-2 Warrants to purchase 2,060,800 shares of Common Stock at an exercise price of $3.75 with a five-year term.  In connection with the Financing, we issued to TriPoint Global Equities, LLC warrants to purchase 329,728 shares of our Common Stock at an exercise price of $2.50 per share,  164,864 at an exercise price of $3.00 and 164,864 at an exercise price of $3.75. The warrants expire on August 20, 2014.

In connection with the Financing, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the Common Stock underlying the Series A Preferred Stock, the Series A-1 Warrants and the Series A-2 Warrants, thirty (30) days after the closing of the Financing.  We have agreed to use our best efforts to have the Registration Statement declared effective within 150 calendar days after filing, or 180 calendar days after filing in the event the Registration Statement is subject to a “full review” by the SEC.

We are required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  We will pay liquidated damages of 2% of each holder’s initial investment in the units sold in the Financing per month, payable in cash, up to a maximum of 10%, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  However, no liquidated damages shall be paid with respect to any securities being registered that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415.

In connection with the Financing, we  entered into a securities escrow agreement with the Investors (the “Escrow Agreement”), pursuant to which Rise King BVI (the “Principal Stockholder”), initially placed 2,558,160 shares of Common Stock (the “Escrow Shares”) into an escrow account.  Of the Escrow Shares, 1,279,080 shares (equivalent to 50% of the Escrow Shares) were held as security for the achievement of audited net income equal to or greater than $7.7 million for the fiscal year 2009 (the “2009 Performance Threshold”) and the remaining 1,279,080 of the Escrow Shares are being held as security for the achievement of audited net income equal to or greater than $14 million for the fiscal year 2010 (the “2010 Performance Threshold”).

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

For the purposes of the Escrow Agreement, net income is defined in accordance with US GAAP and reported by us in our audited financial statements for each of the fiscal years ended 2009 and 2010; provided, however, that net income for each of fiscal years ended 2009 and 2010 shall be increased by any non-cash charges incurred (i) as a result of the Financing , including without limitation, as a result of the issuance and/or conversion of the Series A Preferred Stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the Investors, as applicable, pursuant to the terms of the Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to Messrs. Handong Cheng and Xuanfu Liu and Ms. Li Sun, acting as nominee for Mr. Zhige Zhang, (the “PRC Shareholders”), upon the exercise of options granted to the PRC Shareholders by the Principal Stockholder, (iv) as a result of the issuance of warrants to any placement agent and its designees in connection with the Financing, (v) the exercise of any warrants to purchase Common Stock outstanding  and (vi) the issuance under any performance based equity incentive plan that we adopt.

The 2009 Performance Threshold was met, and 1,279,080 Escrow Shares (50% of the Escrow Shares) were released to the Principal Stockholder.

In addition, we are a party to a Lock-Up Agreement with each of our executive officers and directors (the “Affiliates”), under which the Affiliates have agreed not to offer, sell, contract to sell, assign, transfer, hypothecate gift, pledge or grant a security interest in, or otherwise dispose of  any shares of our common stock that such Affiliates presently own or may acquire during the period commencing on the Closing Date and expiring on the date that is six months following the effective date of the Registration Statement  (the “Lock-up Period”).  Each Affiliate further agreed that during the 12-month period following the Lock-up Period, such Affiliate shall not transfer more than one-twelfth (1/12) of such Affiliate’s holding of Common Stock during any one calendar month.

Recent Development

On December 6, 2010, through our wholly-owned subsidiary, Rise King WFOE, we entered into a series of exclusive contractual arrangements with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under PRC laws in December 2009. The contractual arrangements that we enetered into with Shanghai Jing Yang allow us, through Rise King WFOE, to, among other things, secure significant rights to influence Shanghai Jing Yang’s business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by Shanghai Jing Yang. From the date of incorporation until December 6, 2010, Shanghai Jing Yang did not conduct any business activities. This company is established and registered in the Industrial Zone in Jiading District of Shanghai, PRC, which provides potential enterprise income tax benefit of deemed profit rate of 10%.

On December 8, 2010, Shanghai Jing Yang acquired a 49% interest of a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”). The investment in Beijing Yang Guang will provide us with the synergy to leverage client bases with lower priced TV time resources. Such partnership will allow us to provide additional value-added services to our existing client base with lower purchasing costs, more professional TV related services and resources and hence improve our performance of the TV advertisement business segment for fiscal year of 2011. As of December 31, 2010, Beijing Yang Guang has not commenced business activities.

Industry and Market Overview

Overview of the Advertising Market in China

China has the largest advertising market in Asia, excluding Japan.  According to ZenithOptimedia in 2010, China’s advertising market was the fourth largest in the world by media expenditure, which was estimated to be approximately $22.6 billion, accounting for 21.3% of the total advertising spending in the Asia-Pacific region.  ZenithOptimedia also projected that the advertising market in China will be one of the fastest growing advertising markets in the world, at a CAGR of 14.8% from 2010 to 2013. By 2013, China is projected to account for 26.2% of the total advertising spending in the Asia-Pacific region.  The growth of China’s advertising market is driven by a number of factors, including the rapid and sustained economic growth and increases in disposable income and consumption in China. According to ZenithOptimedia, China was the second largest economy in the world in 2010 in terms of GDP, which amounted to US$5.9 trillion.

According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased from RMB 15,781 in 2008 to RMB 17,175 in 2009 and to RMB 19,109 in 2010, representing an increase of 8.8% and 11.3%, respectively.

According to ZenithOptimedia (December, 2010), China will become the third largest advertising market in the world, and by 2013, China will contribute approximately US$11.6 billion to the global advertising spending, following the United States which contributes approximately US$13.3 billion to global advertising spending.  Japan, the largest advertising spender in the Asia-Pacific region, is only expected to grow its advertising spending by 5% between 2010 and 2013, whereas an emerging market, like China, will grow its advertising spending by 51% in the same period. Overall, the Asia-Pacific region, excluding Japan, is estimated to have one of the highest growth rates on a year-over-year basis from 2009 to 2010, with an average growth rate of 10.95%. China is expected to lead the growth in the region.

Overview of the Internet Advertising Industry

ZenithOptimedia projected that the global internet advertising market will grow by 14% between 2009 and 2013 and reach $91.5 billion in 2013. Within China, the internet advertising market was particularly strong and grew to approximately 4.2 billion according to Enfodesk (February 2011).   This growth is expected to stem primarily from higher internet penetration rate of just 34.3% by the end of 2010 (The Ministry of Industry and Information Technology of China, January 2011), the use of search engine, rich media, video and game embedded advertisements. The growth of Internet advertising is expected to be 15.3% in 2011, and according to the iResearch China Merchant Website Research Report, is expected to reach $5.8 billion in 2012. The diagram below depicts the annual size & growth of the Chinese Internet advertising market from 2001 to 2012:

High Demand for the Internet Advertising in China

We believe that the Internet advertising market in China also has significant potential for future growth due to high demand from the rapid development of the franchise and chain store business and the SMEs. According to the 2009-2010 China Franchise Development Report by China Chain Store & Franchise Development Report, there were approximately 4,000 franchise enterprises and 330,000 chain stores in China by the end of 2009, and the number of franchise enterprises and chain stores increased by 15% and 10% respectively.

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

Our Principal Products and Services

Our products and services include:

•
Advertising and marketing services, comprised primarily of services associated with 28.com.  In addition to the services provided by 28.com, advertising and marketing services also include other value-added communication channels and services, like television, mobile phones and kiosks, mini-site hosting, search engine optimization, search engine marketing, lead generation and capture, advanced tracking, resource scheduling, and content management;

•	Brand management consulting services, which include brand management consultation, sales channel expansion and other related consulting services.
•	TV infomercial production with TV airtime; and

•	In-bank advertising services conducted through our network of kiosks located in bank branches.

Advertising and Marketing Services:

Internet Advertising

We founded 28.com in 2003. 28.com is a leading Internet site for information about small business opportunities in China.  It was one of the earliest entrants in this sector, allowing it to currently hold an over 33% market share in China. We estimate that our average market share is at least 10% more than our closest competitor 78.cn.  As of December 31, 2010, we provided advertising services to more than 1,200 clients on the site.  The platform provides advertisers with the tools to build sales channels and develop relationships directly with franchisees, sales agents, distributors, resellers and/or franchisees. 28.com has the following features which enable it to be an attractive platform for the advertisers:

•	Allowing potential entrepreneurs interested in inexpensive franchise and other business ventures to find in-depth details about these businesses in various industries and business categories;
•
Providing one-stop integrated internet marketing and advertising services for SMEs by offering customized services such as design, website and mini-site setup, and advertisement placement on various communication channels through intelligent based promotion; and

•	Bundling with 28.com video production, advanced traffic generation techniques and search-engine optimization and marketing.

28.com charges its clients fixed monthly fees for most of the value-added services described above at an aggregate average monthly price of approximately $3,100. The site has an annual weighted average of approximately 755 active clients and the total revenue per month reached approximately $2.4 million in 2010.  This segment accounted for 68% of our revenue in 2010 and 47% of our revenue in 2009.

Television Advertising

As part of our advertising and marketing  services, we produce and distribute television shows that are comprised of advertisements similar to infomercials, but include promotions for several clients during the allotted time.  Our clients pay us for production, editorial coverage and advertising spots. We are one of the top-tier producers of television shows of this nature in China, with a total show time that reached 14,420 minutes in 2010 and an estimated 16,000 minutes in 2011. The shows produced by our TV unit are distributed during airtime purchased on some of the largest provincial satellite television stations including Hebei TV, Henan TV, Guangdong TV, Jiangxi TV, Shanxi TV, Sichuang TV and Zhejiang TV.  The programs that air the shows produced by us include “Gold List,” “Online Business Opportunities,” “The Charm of Wealth,” “Venture Express,” “Start” and “New Business World.”  This segment accounted for 30% of our revenue in 2010 and 49% of our revenue in 2009.  As discussed above, this division has been integrated into the advertising and marketing platform and provided as one of the additional communication channels to both existing clientele and the brand managed clients in 2011. The division is unlikely to expand internally in terms of operational size and manpower but will continue to grow through external outsourcing and potential partnerships and/or joint ventures to secure the availability of TV minutes when needed.

Resale of Internet Advertising Resources

We resell to our clients sponsored search resources from Baidu.  This segment accounted for 0.2% of our revenue in 2010.

Bank Kiosks

We operate our bank kiosk advertising network, launched in 2008, through Shanghai Borongdingsi. We place our kiosk machines, which include a large, LCD advertising display, in bank branches to target banking patrons. We market our LCD display network to advertisers in the financial services and insurance industries. As of December 31, 2010, we had a total of 375 flat-panel displays placed in branches of China Construction Bank in Henan Province. The kiosks are useful to the banks because, in addition to the LCD advertising display, they provide bank customers with free Internet access to on-line banking services, thereby potentially shortening wait times in branches for teller services.  . In May 2010, we signed an exclusive agreement with Shanghai Rural Commercial Bank (SRCB) to deploy our online banking and display advertising kiosks in all 300 existing and all future SRCB branches.  As of December 31, 2010, we finished installation of 150 bank kiosks in SRCB branches. As of December 31, 2010, we generated US$ 0.5 million revenue from this business segment from Henan Standard Life, Jiashi Fund etc.

Our Competitive Strengths

Over our seven year operating history, we believe that we have built a strong track record of significant competitive strengths for example:

Innovative Operations

•
Client-based innovation. Our advertising and marketing services intended to be a one-stop shop for advertising and marketing solutions to our clients.  These services are based on the needs of our existing clients. All of our value added services, including lead generation and capture, online messaging and consulting, search engine marketing and optimization, mini-site hosting, content management and so forth, simplify the business process for our clients by allowing them to effectively allocate their resources and budget for various advertising and marketing tools and channels.

•
Target market innovation and expansion of audience base.  We believe that by offering a multichannel communication platform, we enable SMEs to reach a wide range of consumers with complementary and mutually reinforcing advertising and marketing campaigns. We are better able to attract business owners who want to reach targeted consumer groups through a number of different advertising channels in different venues and regions and at different times of the day.

Strong Technological Advantages

•
Award winning R&D team. We have a R&D team with extensive experience in China’s advertising and marketing industry. We appointed our Chief Technology Officer Mr. Hongli Xu in September 2009.  Mr. Xu has approximately 20 years of experience in the internet and software development industry in various sectors.  We believe Mr. Xu will provide critical leadership to our R&D team, as we continue to elevate our position in the Chinese media and advertising markets.

•
Advanced campaign tracking & monitoring tools. We have deployed advanced tracking, search engine optimization, resource scheduling and content management and ad campaign management tools so as to achieve effective and efficient advertising effects.

•
Valuable intellectual property. We have thirteen copyright certificates and property rights for thirteen software products in connection with the Internet advertising business which were developed by our research and development team.

•
Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over ten years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting up our business and he has successfully grown our business to become a pioneer in online media marketing and advertising services. He also secured our status as the sole strategic alliance partner of China Construction Bank with respect to bank kiosk advertising. George Chu, our chief operating officer, has diversified and international industry experience that will help us to scale to the next level.  Zhige Zhang, our chief financial officer has over six years’ experience in software development and Internet ad technology.

First Mover Advantages

We have over 5 years of operations as a vertically integrated ad portal and ad agency. We have 7 years of experience as an Internet advertising agency.  We commenced our Internet advertising services business in 2003 and was among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable nationwide network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge and experience in this nascent segment of the advertising industry and to be able to maintain a strong market share position

Growth Strategy

Our objectives are to strengthen our position as the leading B2B Internet service provider on advertising, marketing, brand and internal management solutions as well rapid sales channel expansion to SMEs in China and continue to achieve rapid growth. We intend to achieve these objectives by implementing the following strategies:

Expanding to a new client base with brand management and rapid sales channel expansion solutions

We are further expanding our target client group to the non-franchised SMEs, especially the enterprises which have been in production and exporting business. Until recent years, as a result of financial crisis incurred in 2008, foreign demand has dropped and these enterprises are either forced to or intend to expand their businesses in the domestic market in China. Many of these businesses lack domestic sales management and expansion experience, especially in the 2nd and 3rd tier cities. We estimate that there are 4 million businesses that fall into the category of non-franchised SMEs, and we will help them to expand their business nationally in China in the form of franchising.

Monetizing the existing customer base through the addition of cloud-based management tools platform

We intend to launch cloud-based management tools and/or solutions to existing 28.com clients in the late second quarter of 2011.  These tools include, among other things, point of sales (POS), inventory supply chain management, office automation (OA) and customer relationship management (CRM).  This service is intended to increase our recurring revenues and enhance the loyalty and service satisfaction of our clients. Internet Information Management (IIM) launched in August 2009 is part of this platform. Throughout the next few years, we intend to increase the depth of this type of service by partnerships or through mergers and acquisitions.

Increasing our business opportunity through mergers and acquisitions to boost operational and cross-selling synergies

We plan to maximize opportunities for our business with a broader client base to increase recurring revenue with lower cost by merging or acquiring small regional advertising firms. We plan to accomplish cross-selling after expanding our client base through these regional advertising firms to materialize the synergies obtained through mergers and acquisitions.  As a result, we will be able to provide additional, flexible and bundled advertising and marketing packages that will allow SMEs to reach consumers by various complementary and reinforcing communication channels. In addition, all other value added services previously discussed will be provided to them, including management tools platform in the future.

Promoting Our Brand Name and Augment Our Service Offerings to Attract a Wider Client Base and Increase Revenues

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

Our Advertising Clients; Sales and Marketing

Our Advertising Clients

The quality and coverage of our network has attracted a broad base of advertising clients. As of December 31, 2010, more than 1,200 customers purchased advertising time slots on our 28.com portal, China Net TV and our bank kiosks. We derive most of our revenues from:

•	charging our clients fixed monthly fees to advertise on 28.com and other internet marketing activities;
•	charging productions fees for television and web video spots;
•	selling advertising time slots on our television shows and bank kiosks; and
•	collecting fees associated with lead generation.

For the year ended December 31, 2010, we derived 68% of our revenues from our Internet advertising and 30% from our TV advertising.

The following table sets forth a breakdown of our revenue from Internet advertising by industry for the year ended December 31, 2010:

Industry	Percentage of total revenue
Food and beverage	15%
Women Accessories	4%
Footwear, apparel and garments	25%
Home Goods and Construction Materials	16%
Environmental Protection Equipment	13%
Cosmetic and Health Care	11%
Education Network	13%
Others	3%
Total	100.0%

Sales and Marketing

Sales and Marketing.  We employ experienced advertising sales people. We provide in-house education and training to our sales people to ensure they provide our current and prospective clients with comprehensive information about our services, the benefits of using our advertising and marketing services and relevant information regarding the advertising industry.  We also market our advertising services from time to time by placing advertisements on television, and acting as sponsor to third-party programming as well as to our shows.

Market Research.  We believe our advertising clients derive substantial value from our ability to provide advertising services targeted at specific segments of consumer markets. Market research is an important part of evaluating the effectiveness and value of our business to our customers. We conduct market research, consumer surveys, demographic analysis and other advertising industry research for internal use to evaluate new and existing advertising and marketing channels. We also purchase or commission studies containing relevant market study data from reputable third-party market research firms, for instance, iResearch Consulting Co., Ltd. We typically consult such studies to assist us in evaluating the effectiveness of our network to our advertisers. A number of these studies contain research on the numbers and socio-economic and demographic profiles of the people who visit our network.

Suppliers

Our suppliers are the major search engine, other internet gateways and regional television stations. Among these suppliers, Baidu counted for approximately 70% of the internet resource cost and for television, we have 7 major regional television stations as our suppliers for television airtime.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce cost and time to deploy, configure, maintain, support and manage computer servers and systems. Whether we deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through 28.com to enhance ease of use.  We focus on enhancing related software systems enabling us to track and monitor advertiser demands. With the introduction of cloud based technology, we will continue to adapt this technology into our online management tools services through alliance, partnership, and/or  mergers and acquisitions.

Intellectual Property

We have thirteen  software copyright certificates issued by the State Copyright Office of the PRC (“SCO”) as below:

Name of Software	Registration Number
基于互联网广告效果投放综合监测及管理平台软件V1.0 Software V1.0 of General Monitoring and Management Platform on Internet Advertising Effect	2008SRBJ4073
基于效果的搜索引擎服务平台软件V1.0 Software V1.0 of Effect-based Search Engine Service Platform	2008SRBJ4084
基于互联网广告留言综合分析及管理平台软件V1.0 Software V1.0 of General Analysis and Management Platform on Internet Based Advertising Message	2008SRBJ4085
基于互联网广告留言综合分析及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Internet Based Advertising Message	2010SR038775
基于广告管理和OA系统的综合运营技术平台软件V1.0 Software V1.0 of General Operation Technology Platform on Advertisement Management and OA System	2010SR039308
互联网用户监测及网民综合分析评价系统V3.0 Software V3.0 of Internet User Monitor and General Analysis System	2010SR039309
互联网信息内容综合管理平台软件 V2.0 Software V2.0 of General Management Platform on Internet information contents	2010SR039310
基于互联网广告效果投放综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Internet Advertising Effect	2010SR039311
基于留言效果的搜索引擎服务平台软件V2.0 Software V2.0 of Effect-based Search Engine Service Platform	2010SR039020
基于电视媒体广告效果投放效果综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Television Advertisement Effect	2010SR039548
基于用户中心的短信、邮件群发的管理平台软件V1.0 Software V1.0 of General Management Platform on Group Mailing and Group SMS	2010SR039551
基于日志分析的访问热区和浏览轨迹分析系统V1.0 Software V1.0 of Analysis System on Log-Based Visit Hotspot and Browsing Trail	2010SR039554
基于用户桌面客户端的广告效果管理平台软件V1.0 Software V1.0 of Management Platform on Client/Service-Based Advertisement Effect	2010SR039556

With this intellectual property, we can facilitate our provision of services that are in demand by the appropriate customers and can track end users to help our customers access and adjust their marketing strategies.

We increased and plan to continue increasing the investment of R&D expenditures to enhance the safety of our hardware and server which we dependent upon in supporting our network and managing and monitoring programs on the network.

Competition

We compete with other internet advertising companies in China including companies that operate Internet advertising portals,, such as u88.cn 3158.com 08.cn and 78.cn. We compete for clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboard, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, magazines and radio.

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

Regulation on Patents

The Patent Law of the PRC was adopted at the 4th Meeting of the Standing Committee of the Sixth National People’s Congress on March 12, 1984 and subsequently amended in 1992 and 2000. The Patent Law extends protection to three kinds of patents: invention patents, utility patents and design patents. According to the Implementing Regulations of the Patent Law, promulgated by the State Council of the PRC on December 28, 2002 and effective on February 1, 2003, an invention patent refers to a new technical solution relating to a product, a process or improvement. When compared to existing technology, an invention patent has prominent substantive features and represents notable progress. A utility patent refers to any new technical solution relating to the shape, the structure, or their combination, of a product. Utility patents are granted for products only, not processes. A design patent (or industrial design) refers to any new design of the shape, pattern or color of a product or their combinations, which creates an aesthetic feeling and are suitable for industrial application. Inventors or designers must register with the State Intellectual Property Office to obtain patent protection. The term of protection is twenty years for invention patents and ten years for utility patents and design patents. Unauthorized use of patent constitutes an infringement and the patent holders are entitled to claims of damages, including royalties, to the extent reasonable, and lost profits.

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

Foreign Exchange Registration of Offshore Investment by PRC Residents

Pursuant to SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, or Circular No. 75

Dividend Distribution

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

Property

The following table summarizes the location of real property we lease.  We do not own any real property.

Item	Address	Leased/Owned

1	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tusparh, Haidan District, Beijing, PRC, 1st Floor	Leased

2	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tusparh, Haidan District, Beijing, PRC, 2nd Floor	Leased

3	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tusparh, Haidan District, Beijing, PRC, Basement	Leased

Employees

As of December 31, 2010, we had 295 full-time employees, 84 of which are in sales and marketing, 92 of which are in operations and support, 55 of which are in management and administration and 64 of which are in technology and R & D.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

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

Corporation Information

Our principal executive offices are located at No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC.  Our telephone number at this address is (86 10) 51600828 and our fax number is (86 10) 51600328.  For more information, see www.chinanet-online.com.

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

Handong Cheng, our chief executive officer and president, Zhige Zhang, our chief financial officer and George K. Chu, our chief operating officer are essential to our ability to continue to grow our business. They have established relationships within the industries in which we operate. If they were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

We rely on contractual arrangements with our PRC Operating Subsidiaries and their shareholders to operate our advertising business. These contractual arrangements may not be as effective in providing us with control over the PRC Operating Subsidiaries as direct ownership. If we had direct ownership of the PRC Operating Subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of those companies, which in turn could affect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if the PRC Operating Subsidiaries or any of their subsidiaries and shareholders fail to perform its or their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against the PRC Operating Subsidiaries if they do not perform their obligations under its contracts with us or if any of the PRC citizens who hold the equity interest in the PRC Operating Subsidiaries do not cooperate with any such actions.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 2.5% against the U.S. dollar in 2005,3.3% in 2006,6.4% in 2007, 6.3% in 2008, 0.2% in 2009 and 3.3% in 2010. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or those Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

With the introduction of the EIT Law, China has resumed imposition of a withholding tax (10.0% in the absence of a bilateral tax treaty or new domestic regulation reducing such withholding tax rate to a lower rate).  Per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China, a Hong Kong company as the investor, which is considered a “non-resident enterprise” under the EIT Law, may enjoy the reduced withholding tax rate of 5% if it holds more than 25% equity interest in its PRC subsidiary.  As China Net HK is the sole shareholder of Rise King WFOE, substantially all of our income will derive from dividends we receive from Rise King WFOE through China Net HK.  When we declare dividends from the income in the PRC, we cannot assure whether such dividends may be taxed at a reduced withholding tax rate of 5% per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China as the PRC tax authorities may regard our China Net HK as a shell company formed only for tax purposes and still deem Rise King WFOE in the PRC as the subsidiary directly owned by us. Based on the Notice on Certain Issues with respect to the Enforcement of Dividend Provisions in Tax Treaties, issued on February 20, 2009 by the State Administration of Taxation, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment.

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

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until a period of time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 53% of our outstanding Common Stock.  Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.  As of March 30, 2011, the closing trade price of our Common Stock was $3.60 per share.  As of March 30, 2011, we had approximately 523 shareholders of record of our Common Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $3.01 per share and a high price of $7.00 per share.

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

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

The NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock is traded on the NASDAQ, a national securities exchange. We cannot assure you that our securities will meet the continued listing requirements be listed on the NASDAQ in the future.

If the NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2	Properties

The following table summarizes the location of real property we lease.  We do not own any real property.

Item	Address	Leased/Owned
1	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1st Floor	Leased

2	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2nd Floor	Leased

3	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, Basement	Leased

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3	Legal Proceedings

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

ITEM 4	(Removed and Reserved)

PART II

ITEM 5	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the Nasdaq Global Stock Exchange under the symbol “CNET” since September 14, 2010.  Prior to that time, from March 4, 2010 through September 13, 2010, our common stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that, our common stock was quoted on the OTC Bulletin Board (“OTCBB ”) under the trading symbol “EMZG, ” until August 14, 2009, when our ticker symbol was change to “CHNT.” The last reported price for our common stock on the Nasdaq Global Market on March 30, 2011 was  $3.60 per share.

The following table shows the high and low bid quotations for our common stock reported by the OTCBB during 2009, and the high and low closing sale prices for our common stock for 2010 and the first quarter of 2011. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High	Low
2009	First Quarter	$1.00	$1.00

	Second Quarter	$2.00	$0.75

	Third Quarter	$4.40	$1.25

	Fourth Quarter	$5.30	$3.00

2010	First Quarter	$7.00	$3.50

	Second Quarter	$4.49	$3.10

	Third Quarter	$4.81	$3.35

	Fourth Quarter	$4.53	$3.50

2011	First Quarter (through March 30, 2011)	$4.65	$3.25

Holders

As of March 30, 2011, there were approximately 523 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2010.

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our reports on Form 10-Q or Form 8-K, as applicable, filed with the SEC.

ITEM 6	Selected Financial Data

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. In October 2008, a series of contractual arrangements (the “Contractual Agreements”) were entered between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Subsidiaries”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Subsidiaries’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Subsidiaries.  In return, Rise King WFOE provides consulting services to the PRC Operating Subsidiaries.  In addition, to ensure that the PRC Operating Subsidiaries and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Subsidiaries.  They have also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Subsidiaries directly.

At the time of the above Contractual Agreements were signed, the controlling shareholder of China Net BVI is Rise King BVI, who holds 55% of the Company’s common stock. The sole registered shareholder of Rise King BVI, Mr. Yang Li, who owns 10,000 common stock of Rising King BVI, entered into slow-walk agreements with the Control Group individuals respectively, pursuant to which, upon the satisfaction of certain conditions, the Control Group individuals have the option to purchase up the 10,000 shares of Rise King BVI, (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun, acting as a nominee for Mr. Zhige Zhang) owned by Mr. Yang Li, at a purchase price of US$ 1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group will have the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiaries and affiliates (“ the Group”) will generate at least RMB 100,000,000 of the gross revenue for twelve months commencing from January 1, 2009 to December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group will generate at least RMB 60,000,000 of the gross revenue for six months commencing from January 1, 2010 to June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing from July 1, 2010 to December 31, 2010 (the “Performance Period III”).  In the event that the Group does not achieve the performance targets specified above, then the Control Group individuals may exercise the Option at the Alternative Exercise Price (which is US$ 2 per share), on the date that the Acquisition has been completed or abandoned.  Each Control Group individual may purchase one-third of the total number of shares that he or she is eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above. If the Control Group individuals purchase all shares eligible for purchase under the slow-walk agreement, the Control Group will become the China Net BVI’s controlling shareholders.

The Control Group individuals also entered an Entrustment Agreement with Rise King BVI collectively, pursuant to which, based on the 55% equity interest held in the Group directly or indirectly, Rise King BVI entrusts the Control Group to manage the Group companies by irrevocably authorizes the Control Group act on behalf of Rise King BVI, as the exclusive agents and attorneys with respect to all matters concerning Rise King BVI’s Shareholding, during the validity period of this Agreement, including the rights of Attending the shareholders’ meeting; Exercising all the shareholder’s rights and shareholder’s voting rights enjoyed by Rise King BVI under the laws and the articles of associations of the Company and each Group Companies, (collectively “the Group”) including without limitation voting for and making decisions on the increase or reduction of the authorized capital/registered capital, issuing company bonds, merger, division, dissolution, liquidation of the Group or change of Group’ type, amendment to the articles of association of the Group, designating and appointing the legal representatives (the chairman of the Board), directors, supervisors, general managers and other senior officers of the Group. The Control Group also agrees and confirms that each of them shall act in concert with one another when exercising all of their rights (including but not limited to the voting rights) authorized to them in this Agreement. The Entrustment Period commences on the execution date of this agreement and shall be effective within a period of 10 years.  During the Entrustment period, this agreement shall not be rescinded or terminated by any party unless unanimously agreed by all parties.

Pursuant to the above Contractual Agreements, all of the equity owners' rights and obligations of the PRC Operating Subsidiaries were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the PRC Operating Subsidiaries, and Rise King WFOE's ability to extract the profits from the operation of the PRC Operating Subsidiaries, and assume the residual benefits of the PRC Operating Subsidiaries. Because Rise King WFOE and its indirect parent are the sole interest holders of the PRC Operating Subsidiaries, and pursuant to the Slow-Walk Agreement and Entrustment Agreement between Rise King BVI and the Control Group, the PRC Operating Subsidiaries are under common control with the Group, thus, China Net BVI consolidates the PRC Operating Subsidiaries from its inception, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810, subtopic 10.

As a result of the Share Exchange on June 26, 2009, the former China Net BVI shareholders owned a majority of our common stock.  The transaction was regarded as a reverse acquisition whereby China Net BVI was considered to be the accounting acquirer as its shareholders retained control of our company after the Share Exchange, although we are the legal parent company.  The share exchange was treated as a recapitalization of our company.  As such, China Net BVI (and its historical financial statements) is the continuing entity for financial reporting purposes. Following the Share Exchange, we changed our name from Emazing Interactive, Inc. to ChinaNet Online Holdings, Inc. The financial statements have been prepared as if China Net BVI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

Through a series of contractual agreements, we operate our business in China primarily through Business Opportunity Online, Beijing CNET Online. Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.

On June 24, 2010, one of our PRC Operating Subsidiaries, Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. As of December 31, 2010, Business Opportunity Online has invested approximately RMB 4,000,000 (approximately US$605,000) in Shenzhen Mingshan.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business. The contractual arrangements that we enetered into with Shanghai Jing Yang allow us, through Rise King WFOE, to, among other things, secure significant rights to influence Shanghai Jing Yang’s business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by Shanghai Jing Yang. As of the date these contractual agreements were entered into, Shanghai Jing Yang did not have any operations.  Therefore, Shanghai Jing Yang’s accounts were included in our consolidated financial statements with no goodwill recognized in accordance with Accounting Standard Codification ™ (“ASC”) Topic 810 “Consolidation”.

As of December 31, 2010, we operated our business in China primarily through Business Opportunity Online, Beijing CNET Online, Shanghai Borongdingsi, ShenZhen Mingshan and Shanghai Jing Yang. From time to time, we refer to them collectively as the “PRC Operating Subsidiaries.”

On December 8, 2010, through Shanghai Jing Yang, we acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for cash consideration of RMB 7,350,000 (approximately US$1,112,000), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000.  As of December 8, 2010, Beijing Yang Guang had not commenced operations. . Therefore, the cash consideration paid was accounted for as ownership interests in an investee company in accordance with ASC Topic 323 “Equity Method and Joint Ventures”.  The investment in Beijing Yang Guang will provide us with the synergy to leverage lower TV time resources and improve the performance of our TV advertisement business segment for fiscal year 2011.  We anticipate that it will also allow us to increase revenues from our customers as it will allow us to provide additional value–added advertising and marketing channels.
Through our PRC Operating Subsidiaries, we are one of China’s leading B2B fully integrated internet service providers for expanding SMEs’ sales networks in China and our services primarily include proprietary internet and advertising technologies which prepare and publish rich media enabled advertising and marketing campaigns for clients on the Internet, television and other valued added communication channels, host mini-sites with online messaging and consulting functionalities, generate effective sales leads and provide online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China. Our multi-channel advertising and promotion platform consists of the website www.28.com (“28.com”), our Internet advertising portal, ChinaNet TV, our TV production and advertising unit, and our bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for SME clients.

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

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our Company, and all of our subsidiaries.  We prepare financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

Foreign currency translation
Our functional currency is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of our PRC operating subsidiaries is Renminbi (“RMB’), and PRC is the primary economic environment in which we operate.
For financial reporting purposes, the financial statements of our PRC operating subsidiaries, which are prepared using the RMB, are translated into our reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.
Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.
The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2010	2009

Balance sheet items, except for equity accounts	6.6118	6.8372

	For the Year ended December 31,
	2010	2009
Items in the statements of income and comprehensive income, and statements cash flows	6.7788	6.8409

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

Ownership interests in an investee company
Investee Company that is  not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting in accordance with ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not we exercise significant influence with respect to an Investee depends on an evaluation of several factors including, among other things, representation on the Investee Company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee Company. Under the equity method of accounting, an Investee Company’s accounts are not reflected within our consolidated balance sheets and statements of income and comprehensive income; however, our share of the earnings or losses of the Investee Company is reflected in the caption “Share of earnings (losses) in equity Investee Company” in the consolidated statements of income and comprehensive income. Our carrying value in an equity method Investee Company is reflected in the caption “Ownership interests in Investee Company” in our consolidated balance sheets.

When our carrying value in an equity method Investee Company is reduced to zero, no further losses are recorded in our consolidated financial statements unless we guaranteed obligations of the Investee Company or has committed additional funding. When the Investee Company subsequently reports income, we will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Revenue recognition
Our revenue recognition policies are in compliance with ASC Topic 605. In accordance with ASC Topic 605, revenues are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv)collectability is reasonably assured.

Sales include revenues from reselling of advertising time purchased from TV stations and internet advertising, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, we provide advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered.  We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

Taxation

1.	Income tax
We adopt ASC Topic 740 “Income taxes” and use liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. We had no deferred tax assets and liabilities recognized for the year ended December 31, 2010 and 2009.

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the year ended December 31, 2010 and 2009, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We are incorporated in the State of Nevada.  Under the current laws of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the year ended December 31, 2010 and 2009, or prior periods.  We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the year ended December 31, 2010 and 2009, or prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

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

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the year ended December 31, 2009 and 2010 due to its unexpired tax holidays.

●	The applicable income tax rate for Beijing CNET Online was 25% for the year ended December 31, 2010 and 2009.
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

Accounting for warrants
We analyzed the Warrants in accordance with ASC Topic 815 “Derivatives and Hedging” to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  We adopted the provisions of ASC Topic 815 subtopic 40, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, we concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced, in the event we issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to our company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

In accordance with ASC Topic 340 subtopic 10 section S99-1, specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.  In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”  Accordingly, we concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we deducted the total fair value of the Placement agent warrants as of the Commitment Date which was approximately US$733,000 as a deduction of the fair value assigned to the Series A preferred stock.

The total proceeds allocated to the Series A-1 warrants and Series A-2 warrants were approximately US$4,406,000 as of August 21, 2009 and the re-measured fair value of these warrants as of December 31, 2009 was approximately US$8,532,000. The changes in fair value of the Series A-1 warrants and Series A-2 warrants which are approximately US$4,126,000 were recorded in earnings for the year ended December 31, 2009. Since the Placement Agent warrants contain the same terms as the Series A-1 and Series A-2 Warrants, the Placement Agent Warrants are also entitled to the benefits of the “Down-round protection” provision, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under ASC Topic 815 with changes in fair value recorded in earnings at each reporting period. As of December 31, 2009, the total fair value of the Placement agent warrants were approximately US$1,032,000, therefore, the changes of the total fair value of the Placement agent warrants which were approximately US$299,000 were recorded in earnings for the year ended December 31, 2009.  Total amount of changes in fair value of warrants liabilities recorded in earnings was approximately US$4,425,000 for the year ended December 31, 2009.

The following table summarizes the above transactions:

	As of December 31, 2009	As of August 21, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	4,513	2,236	2,277
Series A-2 warrant	4,019	2,170	1,849
Placement agent warrants	1,032	733	299
	9,564	5,139	4,425

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to our company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the year ended December 31, 2010.
The following table summarized the above transactions:

	As of March 29, 2010	As of December 31, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	3,606	4,513	(907)
Series A-2 warrant	3,256	4,019	(763)
Placement agent warrants	841	1,032	(191)
	7,703	9,564	(1,861)

Series A preferred stock
The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control of us on or after an agreed upon date. We evaluated the embedded conversion feature in the Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  We concluded that the embedded conversion feature of the Series A preferred stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

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

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts FASB 160 (now included in Subtopic 810-10). We have adopted ASC Topic 810 Subtopic 810-10 to account for the controlling interest in its consolidated subsidiary.  The adoption of the provisions in this ASU did not have an impact on our consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” and does not change any existing accounting standards. Neither ASU No. 2010-05 nor EITF D-110 provides for any transition guidance, accordingly, we have adopted the SEC staff announcement in EITF Topic No. D-110 prospectively effective from October 1, 2009 for its escrow share arrangement entered into in August 2009.
In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of the provisions in this ASU did not have an impact on our consolidated financial position and results of operations.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the provisions in this ASU is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the provisions in this ASU did not have an impact on our consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial position and results of operations upon adoption.

A.	RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, in thousands of US dollars.

	Years ended December 31,
	2010	2009
	(US $)	(US $)

Sales
From unrelated parties	$40,423	$35,354
From related parties	1,164	2,370
	41,587	37,724
Cost of sales	18,970	21,233
Gross margin	22,617	16,491

Operating expenses
Selling expenses	3,403	4,198
General and administrative expenses	3,460	2,404
Research and development expenses	907	480
	7,770	7,082

Income from operations	14,847	9,409

Other income (expenses):
Changes in fair value of warrants	1,861	(4,425)
Interest income	13	14
Other expenses	6	(99)
	1,880	(4,510)

Income before income tax expense and noncontrolling interest	16,727	4,899
Income tax expense	352	880
Net income	16,375	4,019
Net loss attributable to noncontrolling interest	214	-
Net income attributable to ChinaNet Online Holdings, Inc.	16,589	4,019

	Years ended December 31,
	2010	2009
	(US $)	(US $)

Net income attributable to ChinaNet Online Holdings, Inc.	$16,589	$4,019

Beneficial conversion feature of Series A convertible preferred stock	-	(5,898)

Dividend of Series A convertible preferred stock	(794)	(373)

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$15,795	$(2,252)

Earnings /(loss) per share
Earnings (loss) per common share
Basic	$0.94	$(0.15)
Diluted	$0.79	$(0.15)

Weighted average number of common shares outstanding:
Basic	16,778,176	14,825,125
Diluted	20,896,061	14,825,125

Comprehensive Income
Net income	16,375	4,019
Foreign currency translation gain	813	14
	$17,188	$4,033
Comprehensive Income
Comprehensive income / (loss) attributable to noncontrolling interest	(214)	-
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	17,402	4,033
	$17,188	$4,033

NON-GAAP MEASURES
To supplement the audited consolidated statement of income and comprehensive income presented in accordance with GAAP, we also provided non-GAAP measures of income from operations, income before income tax expenses, net income and basic and diluted earnings per share for the year ended December 31, 2010 and 2009, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the issuing of Series A preferred stock and warrants in August 2009 financing.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deems it important to provide all of this information to investors.

The following table presented reconciliations of our non-GAAP financial measures to the audited consolidated statements of income and comprehensive income for the year ended December 31, 2010 and 2009 (all amounts in thousands of US dollars):

	For the years ended December 31,
	2010		2009
	GAAP	NON GAAP	GAAP	NON GAAP

Income from operations	$14,847	$14,847	$9,409	$9,409
Other income (expenses):
Changes in fair value of warrants	1,861	-	(4,425)	-
Interest income	13	13	14	14
Other expenses	6	6	(99)	(99)
	1,880	19	(4,510)	(85)
Income before income tax expense	16,727	14,866	4,899	9,324
Income tax expense	352	352	880	880
Net income	16,375	14,514	4,019	8,444
Net loss attributable to noncontrolling interest	214	214	-	-
Net income attributable to ChinaNet Online Holdings, Inc.	16,589	14,728	4,019	8,444

Other comprehensive income
Foreign currency translation gain	813	813	14	14
Comprehensive income	$17,188	$15,327	$4,033	$8,458

Net income attributable to ChinaNet Online Holdings, Inc.	$16,589	$14,728	$4,019	$8,444

Beneficial conversion feature of series A convertible preferred stock	-	-	(5,898)	-
Dividend for series A convertible preferred stock	(794)	(794)	(373)	(373)

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$15,795	$13,934	$(2,252)	$8,071

Earnings (loss) per common share-Basic	$0.94	$0.83	$(0.15)	$0.54

Earnings (loss) per common share-Diluted	$0.79	$0.70	$(0.15)	$0.50

Weighted average number of common shares outstanding:
Basic	16,778,176	16,778,176	14,825,125	14,825,125
Diluted	20,896,061	20,896,061	14,825,125	16,725,442

REVENUE

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	For the years ended December 31,
	2010		2009
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$28,259	68.0%	$17,722	47.0%
TV advertisement	12,493	30.0%	18,600	49.3%
Internet Ad. resources resell	94	0.2%	1,134	3.0%
Bank kiosks	531	1.3%	152	0.4%
Internet information management	210	0.5%	116	0.3%
Total	$41,587	100%	$37,724	100%

Revenue type	For the years ended December 31,
	2010		2009
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$28,259	100%	$17,722	100%
—From unrelated parties	27,102	96%	16,332	92%
—From related parties	1,157	4%	1,390	8%
TV advertisement	12,493	100%	18,600	100%
—From unrelated parties	12,486	99.9%	17,620	95%
—From related parties	7	0.1%	980	5%
Internet Ad. resources resell	94	100%	1,134	100%
—From unrelated parties	94	100%	1,134	100%
—From related parties	-	-	-	-
Bank kiosks	531	100%	152	100%
—From unrelated parties	531	100%	152	100%
—From related parties	-	-	-	-
Internet information management	210	100%	116	100%
—From unrelated parties	210	100%	116	100%
—From related parties	-	-	-	-
Total	$41,587	100%	$37,724	100%
—From unrelated parties	$40,423	97%	$35,354	94%
—From related parties	$1,164	3%	$2,370	6%

Total Revenues: Our total revenues increased to US$41.6 million for the year ended December 31, 2010 from US$37.7 million for the year ended December 31, 2009, representing a 10.2% increase.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portal www.28.com with the provision of related technical support, related internet marketing service and content management and from the sale of advertising time purchased from different TV programs to unrelated third parties and to certain related parties. We report our advertising revenue between related and unrelated parties because historically about 3%-6% of our advertising service revenues came from clients related to certain shareholders of our PRC operating subsidiaries. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis. In the fiscal year of 2010, we continued to execute our strategy of focusing on the internet advertising and marketing business and other related value-added services, including search engine optimization and marketing, brand management, internet information management and others, which achieved gross margins of 76% for the year ended December 31, 2010. We will continue to concentrate resources and capital on our advertising and marketing platform, mainly the internet portal,  www.28.com, and its related services in order to yield more predictable and recurring revenue.

Our advertising service revenues are recorded net of any sales discounts, these discounts include volume discounts and other customary incentives offered to our small and medium franchise and merchant clients, including additional advertising time for their advertisements if we have unused places available on our website and represent the difference between our official list price and the amount we charge our clients. We typically sign service contracts with our small and medium franchise and other small and medium enterprise clients that require us to place the advertisements on our portal website for specified places and specified periods; and/or place the advertisements onto our purchased advisement time during specific TV programs for specified periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients.

●
We achieved a 59% increase in internet advertising revenues to US$28.3 million for the year ended December 31, 2010 from US$17.7 million for the same period in 2009. This is primarily a result of (1) the successful brand building effort that www.28.com made in prior years both on TV and at other well-known portal websites in China, as well as participating in government programs with respect to stimulating employment rates through entrepreneurship and launching of services to branded clients in China in the fiscal year of 2010; (2) more mature client service technologies; (3) launching of more value-added services as previously discussed; and (4) a more experienced sales team. We also enhanced our search engine optimization function, which allows us to provide a more technologically advanced chargeable advertisement for generating sales leads, which was also one of the main reasons for the increase in internet advertisement revenue.  During the year ended December 31, 2010, 28.com has an annual weighted average of approximately 755 active clients and the total revenue per month reached approximately $2.4 million.

●
We had a 33% decrease in TV advertising revenue to US$12.5 million for the year ended December 31, 2010 from US$18.6 million for the same period in 2009.  We generated this US$12.5 million of TV advertising revenue by selling approximately 14,420 minutes of advertising time that we purchased from about seven provincial TV stations as compared with approximately 23,210 minutes of advertising time that we sold in the same period of 2009.  The decrease in revenue we generated from the TV advertisement segment for the year ended December 31, 2010 as compared to the same period of last year were mainly due to the following reasons: (1) decrease of approximately 8,800 total minutes of TV advertising time sold in the year of 2010 as compared to that of year 2009; (2) increases in demand for TV advertising are relatively limited due to higher demand for internet advertising, which can be more cost effective; (3) increase in TV minute cost which hardly passed to our customers and  resulted in lower demand from our customers for this service; and (4) the timing of the Chinese Spring Festival, which is an important factor that affects the TV advertisement segment performance in the first quarter each year.  The TV advertisement business for franchisers in general begins after the Chinese Spring Festival of each year.  In 2010, the Chinese Spring Festival ended later than pervious years, in the middle of the first quarter of 2010.  As a result, the demand for our TV advertising services was affected for both January and February of 2010.  In response to this decreased demand, we had to decrease our selling price which in turn led to negative gross margins in the first quarter of 2010. During the year 2010, we reduced the business scope of the TV division; which was integrated into the advertising and marketing platform and provided to the existing Internet client base as one of the additional communication channels.  The TV division is unlikely to expand internally in terms of its operational size and manpower, but it will continue to grow through external outsourcing and potential partnerships and/or joint ventures to secure the availability of TV minutes when needed.

●
Our resale of internet advertising resources is our resale of a portion of the internet resources that we purchase from Baidu in bulk to our existing internet advertising clients, in order to promote their businesses through sponsored searches, search engine traffic generation techniques and so forth.  We achieved approximately US$0.1 million revenue in this business segment for the year ended December 31, 2010 as compared to approximately US$1.1 million for the same period in 2009. We do not consider this segment to be a core business nor revenue source, because it does not promote the www.28.com brand and the revenue generated by this segment is subjected to price fluctuation caused by the bidding system adopted by different search engines. In the fiscal year of 2010, as we intended to promote our direct service website of www.28.com, which has a much higher gross profit, the revenue from this segment decreased as compared to last year. We will continue to monitor our clients’ demands from this segment and negotiate the agency terms (i.e. discount rate, credit terms, etc) with major recourse providers, including Baidu, and adjust our strategy accordingly.

●
For the year ended December 31, 2010, we achieved approximately US$0.53 million of revenue from bank kiosk business segment as compared to approximately US$0.15 million for the same period in 2009. Since the bank kiosk advertising business is still in the development stage, it was not a significant contribution to revenue for the year ended December 31, 2010.  In May 2010, we signed an exclusive agreement with Shanghai Rural Commercial Bank (“SRCB”) to deploy our online banking and display advertising kiosks in all 300 existing and all future SRCB branches.  We also expanded the number of kiosks in fiscal year 2010, we have placed orders to purchase and install an additional 408 kiosks.  As of December 31, 2010, and we have finished the installation of an additional 325 kiosks, including 175 kiosks in China Construction Bank Henan province and 150 kiosks in SRCB.  Management believes that the increase in the number of the kiosks that have been and will be installed will enhance the related advertising coverage though bank kiosks and will help us to yield more clients in the future.

●
Internet information management is a new business segment that we launched in August 2009, which offers our clients an artificial intelligence software product based on our proprietary search engine optimization technology.  The main objective of the product is to assist our clients to gain an early warning of potential negative exposure on the internet so that, when necessary, they can formulate an appropriate response.  We charge a monthly fee to clients using this service.  For the year ended December 31, 2010, we generated US$ 0.21 million revenue from this business segment as compared to US$0.12 million revenue generated for the same period of 2009. We plan to expand our efforts to offer this service to more of our existing clients as well as a part of our sales package to branded clients in the future.

Cost of revenues

Our cost of revenues consist of costs directly related to the offering of our advertising services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	For the years ended December 31,
	2010			2009
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$28,259	$6,782	76%	$17,722	$4,456	75%
TV advertisement	12,493	11,974	4%	18,600	15,637	16%
Internet Ad. resources resell	94	85	10%	1,134	1,085	4%
Bank kiosk	531	45	92%	152	13	91%
Internet information management	210	12	94%	116	7	94%
Others	-	72	N/A	-	35	N/A
Total	$41,587	$18,970	54%	$37,724	$21,233	44%

Cost of revenues: Our total cost of revenues decreased to US$19.0 million for the year ended December 31, 2010 from US$21.2 million for the same period in 2009. This was mainly due to the decrease in costs associated with our lower margin business segments, such as the TV advertisement business and Internet advertisement resources resale business.  The lower margins experienced by these business were relative to the decreases in revenues of these segments for the year ended December 31, 2010.  Our cost of revenues related to the offering of our advertising services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, and business taxes and surcharges.

●
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, Google and Tecent (QQ), to assist our internet advertisement clients to get more diversified exposure and to generate more visits to their advertisements, including, their mini-sites, placed on our portal website.  We accomplish these objectives though sponsored search, advanced tracking, advanced traffic generating technologies, and search engine optimization technologies in connection with the well-known portal websites indicated above.  For the years ended 2010 and 2009, our internet resources cost for internet advertising revenue was US$6.8 million and US$4.5 million, respectively. The increase of the internet resources cost was in line with the increase of the internet advertisement revenue. According to our historical experiences, the average gross profit margin for internet advertising services was approximately 70%-80%.  For the year ended December 31, 2010 and 2009, the gross profit margin for this segment was 76% and 75% respectively, which was considered stable and reasonable for this business segment.

●
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from about seven different provincial TV stations and resell it to our TV advertisement clients.  Our TV advertisement time cost was US$12.0 million and US$15.6 million for the year ended December 31, 2010 and 2009, respectively. Our gross profit margin for this segment decreased to 4% for the year ended December 31, 2010 as compared to 16% for the same period of 2009.  This decrease was mainly due to the following reasons: (1) the increase of our selling price is relatively lower than the increase of the purchase cost per minute charged by the TV stations for the fiscal year of 2010 as the customers can hardly afford the increasing; (2) as discussed above, due to the Chinese Spring Festival celebrated in the middle of the first quarter of 2010, we had to decrease our selling price further to eliminate the idle TV time purchased from the TV stations, which led to a negative gross profit margin of 2% for this segment in the first quarter of 2010. This situation improved in the following quarters of 2010, in which we achieved an average gross profit margin of approximately 9%. However, due to the increasing cost of the TV time, which led to a decrease in demand as compared to that of 2009, the total revenue for the following quarters of 2010 decreased by approximately 48% as compared with last year; therefore, the overall gross margin of this segment decreased significantly to 4%. During 2010, we reduced the business scope of the TV division. This division has been integrated into our advertising and marketing platform and provided to the existing Internet client base as one of the additional communication channels. It is unlikely to expand internally but will continue to grow through potential partnership externally.

●
Our resale of internet advertising resources consists of purchasing all of the ad-related products from Baidu in large volumes with a more favorable discount rate. We make purchases of these internet resources to enhance the value-added services offered to our internet advertising clients. Besides placing advertisements on www.28.com, some of our advertising clients also seek to use other direct channels for their promotions. Certain of these clients purchase internet resources from us because, through us, they have access to lower rates as compared to the current market price for such internet resources. The gross profit ratio for this business is not considered to be stable, because it is subjected to rates fluctuation triggered by the bidding system adopted by different search engines. For the year ended December 31, 2010, we limited the supply of this segment, because we intend to promote the direct advertisement services to our customers through our own portal website, www.28.com.

Gross Profit

As a result of the foregoing, our gross profit was US$22.6 million for the year ended December 31, 2010 compared to US$16.5 million for the same period in 2009.  Along with the increase of the proportion of the high margin internet advertisement revenue over the total revenue for the year ended December 31, 2010 as compared to the same period in 2009, our overall gross margin increased to 54% as compared with 44% for the same period in 2009.

Operating Expenses and Net Income

     Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	For the years ended December 31,
	2010		2009
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$41,587	100%	$37,724	100%
Gross Profit	22,617	54%	16,491	44%
Selling expenses	3,403	8%	4,198	11%
General and administrative expenses	3,460	8%	2,404	7%
Research and development expenses	907	2%	480	1%
Total operating expenses	$7,770	19%	$7,082	19%

Operating Expenses:  Our operating expenses increased to US$ 7.7 million for the year ended December 31, 2010 from US$ 7.1 million for the same period of 2009.

●
Selling expenses: Selling expenses decreased to US$3.4 million for the year ended December 31, 2010 from US$4.2 million for the same period of 2009.  Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of www.28.com, other advertising and promotional expenses, staff salaries staff benefits, performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses.  For the year ended December 31, 2010, the decrease in our selling expenses was mainly due to the decrease in our brand development advertising expenses on TV to approximately US$2.0 million as compared to approximately US$3.1 million for the same period in 2009.  We do not expect that the decrease of brand building expenses on TV will have a significant adverse impact on our future revenue growth, because, through the investment we had made in brand building of www.28.com in the last two years, our website has been gradually recognized as one of the most popular internet portal that provides internet advertising  and marketing services and other value-added services for SMEs, particularly for small and medium sized franchises, in China.  With the increasing cost of TV advertisements, we have changed our strategy of brand building activities to focus more on government supported programs to increase employment in order to bring our brand building potential and reputation to the next level.  For the year ended December 31, 2010, we incurred approximately US$0.44 million brand building expenses in relation to the co-funding of "Entrepreneurship Fund for Chinese College Students” in China, which is recognized by the six major central ministries, including, China Federation of Industry and Commerce, Ministry of Education, Central Committee of the Communist Young League, United Front Work Department of CPC Central Committee, Ministry of Human Resources and Social Security, and Ministry of Civil Affairs. Management believes that these activities will help to yield additional branded clients who will utilize our portal to promote their chain stores (or franchises), related products and services, or business opportunities over the internet and our other advertising channels.  Without regard to the decrease of the brand development advertising expenses, the increase of the selling expenses for the year ended December 31, 2010 as compared to last year was mainly due to the increase of the staff salary and benefits expenses, which was approximately of US$0.3 million.

●
General and administrative expenses: General and administrative expenses increased to US$3.5 million for the year ended December 31, 2010 as compared to US$2.4 million for the same period in 2009.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The increase in our general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to being a US public company, including but not limited to legal, accounting, internal control enhancement etc, for approximately of  US$0.57 million; (2) the increase of the start-up expenditures of our newly established subsidiary, Shenzhen Mingshan, for approximately of  US$0.27 million; and (3) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about US$0.26 million.

●
Research and development expenses: Research and development expenses increased to US$0.91 million for the year ended December 31, 2010 from US$0.48 million for the same period of 2009.  Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the year ended December 31, 2010 was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and other general administrative expense and suppliers.  We expect that our research and development expenses will increase in future periods as we continue to expand, optimize and enhance the technology of our portal website, upgrade our advertising and internet management software and develop other related cloud-based management tools. In the next three to five years, we expect research and development expenses to be within the range of four percent to six percent of our total revenues.

Operating Profit: As a result of the foregoing, our operating profit increased to US$ 14.8 million for the year ended December 31, 2010 from US$ 9.4 million for the same period of 2009.

Changes in Fair Value of Warrants: We originally accounted for our warrants issued to investors and placement agent in our August 2009 financing as derivative liabilities under ASC Topic 815 “Derivatives and Hedging”, because it contains a “Down-round” protection that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  The “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period. Therefore, we recorded approximately US$4.4 million loss of the changes in fair value of warrants for the year ended December 31, 2009.

On March 29, 2010, we and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the investor and placement agent warrants removes the “Down-round protection” rights.  In addition, the amendment to the warrants added a provision to grant the holders of a majority of the warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants.   As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to our own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability for the year ended December 31, 2010, which was approximately US$ 1,861,000 was recorded in earnings.

Income Tax: We recognized an income tax expense of US$ 0.35 million and US$ 0.88 million for the year ended December 31, 2010 and 2009, respectively. With an effective date of September 4, 2009, one of our PRC operating entity, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the following three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Business Opportunity Online was eligible to enjoy the grandfathering treatment, because it was established before March 16, 2007 and was qualified as a “High and New Technology Enterprise” under the previous EIT laws, which was granted with a three-year EIT exemption from fiscal year 2005 through 2007 and an 50% EIT deduction to 7.5% from fiscal year 2008 through fiscal year 2010. Therefore, its income tax was computed using a tax rate of 7.5% for the year ended December 31, 2010 and 2009 due to its unexpired tax holidays. The applicable income tax rate for Beijing CNET Online was 25% for the year ended December 31, 2010 and 2009. Rise King WFOE was granted a two-year EIT exemption for fiscal year 2009 (its first profitable year) through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013. Therefore, no income tax expense was accrued for Rise King WFOE for the year ended December 31, 2010 and 2009.

Net Income: As a result of the foregoing, our net income amounted to US$ 16.4 million for the year ended December 31, 2010 as compared to US$ 4.0 million for the same period of 2009. Excluding the non-cash gain of US$1.86 million and non-cash loss of US$4.43 million recorded as changes in fair value of warrants for the year ended December 31, 2010 and 2009, respectively, we achieved net income amounting to US$ 14.5 million and US$ 8.4 million for the year ended December 31, 2010 and 2009, respectively.

Loss attributable to noncontrolling interest: Our newly established consolidated majority-owned subsidiary Shenzhen Mingshan was still in the start-up period as of December 31, 2010. The net loss incurred for the year ended December 31, 2010 of Shenzhen Mingshan was allocated between the shareholders of Shenzhen Mingshan based on ownership percentage in the entity.  Based on the ownership percentages of Shenzhen Mingshan, we allocated approximately US$0.21 million of losses to the noncontrolling interest shareholders of Shenzhen Mingshan for the year ended December 31, 2010.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income we achieved for the year ended December 31, 2010 minus the net loss attributable to the noncontrolling interest shareholders as discussed above was the net income attributable to ChinaNet Online Holdings, Inc.

Beneficial conversion feature of Series A convertible preferred stock: Upon consummation of our August 2009 Financing, we evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series A preferred stock with the fair value of the common stock at the commitment date.  We concluded that the fair value of common stock was greater than the operable conversion price of Series A preferred stock at the commitment date and the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock.  In accordance with ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series A preferred stock, which was approximately US$5,898,000.  Accordingly, the approximately US$5,898,000 proceeds allocated to Series A preferred stock were all allocated to the beneficial conversion feature with a credit to additional paid-in capital upon the issuance of the Series A preferred stock.  Since the Series A preferred stock may convert to our common stock at any time on or after the initial issuing date, all beneficial conversion feature should be immediately recognized as a deemed dividend, a reduction to net income attributable to common shareholders.  Therefore, we recorded approximately US$5,898,000 beneficial conversion feature of Series A convertible preferred stock for the year ended December 31, 2009, as deemed dividend, a deduction of net income attributable to common shareholders of ChinaNet Online Holdings, Inc.

Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share outstanding within the reporting period. The cash dividend we accrued for the Series A convertible preferred stock was approximately US$0.79 million and US$0.37 million for the year ended December 31, 2010 and 2009, respectively.

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

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.   As of December 31, 2010, we had cash and cash equivalents of US$ 15.6 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advanced payment for advertising time purchased from TV stations and for internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, and investments in bank kiosk equipment, computers and other office equipment. To date, we have financed our liquidity need primarily through proceeds from our operating activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	For the years ended December 31,
	2010	2009
	Amounts in thousands of US dollars

Net cash provided by operating activities	$11,582	$4,617
Net cash used in investing activities	(9,373)	(930)
Net cash (used in)/provided by financing actives	(767)	7,544
Effect of foreign currency exchange rate changes on cash	231	7
Net increase in cash and cash equivalents	$1,673	$11,238

Net cash provided by operating activates: Our net cash provided by operating activities was US$11.6 million and US$4.6 million for the years ended December 31, 2010 and 2009, respectively.  For the year ended December 31, 2010, we achieved approximately US$15.3 million net income (excluding the US$1.86 million of non-cash gain recorded for the changes in fair value of warrants and the US$0.8 million of non-cash expenses of depreciation, amortization and share-based compensation expenses). On the other hand, in order to facilitate higher market penetration and better publicity of our internet portal in 2011, we provided approximately US$3.8 million loan to the production of a TV series of 36 episodes, called “Xiao Zhang Feng Yun”. This TV series is produced for the commemoration of “The Republican Revolution of 1911” and will be broadcast on one or more of CCTV channels and some of the provincial TV channels in the year of 2011. Year 2011 is the 100th Anniversary of the “Revolution of 1911” and hence, by participating in this TV series, we will have the advertisement space on the closing of each episode as well as other side banners. This was the transaction that decreased our cash provided by operating activities to approximately US$11.6 million for the year ended December 31, 2010.  For the year ended December 31, 2009, we achieved approximately US$9.1 million net income (excluding the US$4.4 million of non-cash loss recorded for the changes in fair value of warrants and the US$0.65 million of non-cash expenses of depreciation, amortization and share-based compensation expenses), and our account receivables increased by approximately US$2.3 million and we also deposited approximately US$2.6 million for participating the TV advertisement time bidding, which resulted the decrease of the net cash provided by the operating activities to US$4.6 million.

Net cash used in investing activities: Our net cash used in investing activities increased to US$ 9.4 million for the year ended December 31, 2010 from US$ 0.9 million for the same period of 2009. For the year ended December 31, 2010, our net cash used in investing activities included four  transactions. First, we prepaid approximately US$1.5 million as deposit for the acquisition of a 100% equity interest of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and a 51% equity interest of Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”).  There two acquisition transactions were consummated in the first quarter of 2011.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province which provide comprehensive branding and marketing services to over 50 small to medium sized companies focused mainly in the sportswear and clothing industry.  These acquisitions will grant us an entry into the Fujian Province, a province of fast growing small and medium enterprises, and with our complete suite of internet advertising and marketing and franchise expansion services, we can expand our business opportunity to more regional franchises, dealerships, merchants and ex-exporters who seek to expand their businesses domestically in China.  Second, we paid approximately US$1.1 million and acquired a 49% equity interest of a newly established company, Beijing Yang Guang.  The investment in Beijing Yang Guang will provide us the synergy to leverage lower cost TV time resources and obtain better TV time resources, and hence improve the financial performance of the TV advertisement business segment while our customers choose it in addition to our internet services. Third, after the acquisition of a 49% equity interest of Beijing Yang Guang, we loaned Beijing Yang Guang approximately US$5.9 million to provide sustainable level of its working capital for the expansion of this noncontrolling entity in the fields of the TV advertisement business.  Fourth, we invested approximately US$1.1 million in fixed assets for the year ended December 31, 2010, including approximately US$0.5 million for the purchase of new bank kiosk equipment.  Net cash used in investing activities for the year ended December 31, 2009 was mainly the cash used to purchase vehicles, computers and office equipment as a result of the expansion of our business and increase in our staff.

Net cash used in/provided by financing activities: Our net cash used in financing activities for the year ended December 31, 2010 was approximately US$0.77 million which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders for approximately of US$0.91 million; and (2) the cash contributed by the noncontrolling interest shareholders of Shenzhen Mingshan of approximately US$0.15 million in connection  with the establishment of the company.  Net cash provided by financing activities was approximately US$ 7.5 million for the year ended December 31, 2009.  This is mainly because we completed our August 2009 financing and received net proceeds of US$ 9.2 million from this financing. We also used approximately US$ 1.3 million to pay off the third party loans during fiscal year 2009 and US$ 0.3 million to cancel and retire 4,400,000 shares of our common stock immediately prior to the reverse merger transaction.

Restricted Net Assets

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC operating subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC operating subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of our PRC operating subsidiaries.

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

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory common reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Beijing CNET Online and Business Opportunity Online were established as a domestic invested enterprise and therefore are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, our PRC operating entities are restricted in their ability to transfer a portion of their net assets to us.  Amounts restricted include paid-in capital and statutory reserve funds of our PRC operating subsidiaries as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$3.2 million as of December 31, 2010.

In addition, we entered contractual arrangements with our PRC Operating Subsidiaries including engaging Rise King WFOE as the exclusive services provider to provide comprehensive technical support, business support and related consulting services to our PRC Operating Subsidiaries which allow Rise King WFOE to receive service fee accordingly. Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC subsidiaries and assess late payment interest and penalties.  The PRC tax authorities may require us to adjust our taxable income under the contractual arrangements with the PRC Operating Subsidiaries we currently have in place in a manner that would materially and adversely affect the PRC Operating Subsidiaries’ ability to pay dividends and other distributions to us.

C.	Off-Balance Sheet Arrangements

None

D.  Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of December 31, 2010:

	Office Rental	Server hosting and board- band lease	Purchase of TV advertisement time	Purchase of internet advertisement resources	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Year ended December 31,
-2011	270	58	2,540	168	3,036
-Thereafter	-	-	-	-	-
Total	270	58	2,540	168	3,036

Recent Developments

a)
On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, Shanghai Zi Rui Investment Co., Ltd., (“Shanghai Zirui”) a company not affiliated with us, invested RMB15,000,000 (approximately US$2,269,000) cash into our majority-owned subsidiary, Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital then increased from RMB10,000,000 and RMB5,000,000 to RMB25,000,000 and RMB20,000,000, respectively.  Therefore, From January 6, 2011, Shanghai Zirui became the majority shareholder of Shenzhen Mingshan.  Our share of the equity interest in ShenZhen Minshan then decreased from 51% to 20.4% and ceased to have a controlling financial interest in ShenZhen Mingshan but still retained an investment in and significant influence over Shenzhen Mingshan.

b)
We, through one of our PRC subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quznhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, respectively. We agreed to pay cash consideration of RMB 9,500,000 (approximately US$1,437,000) and RMB 7,500,000 (approximately US$1,134,000) in exchange for a 100% of equity interest of QuanZhou Zhi Yuan and a 51% of the equity interest of Quanzhou Tian Xi Shun He, respectively.  As agreed by all parties, the completion dates of these acquisition transactions and the transfer of the control of the acquirees were the dates that the equity interest transfers were approved and registered with the relevant PRC government authorities.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province which provide comprehensive branding and marketing services to over 50 small to medium sized companies focused mainly in the sportswear and clothing industry. On January 4, 2011 and February 23, 2011, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Provision, respectively.  We determine the acquisition dates of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as of January 4, 2011 and February 23, 2011, respectively. These were the dates both counter-parties of these transactions have completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the dates the control of the acquires were officially and legally transferred to us in fact.

c)
On March 1, 2011, one of our PRC operating subsidiaries, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The register capital of Beijing Chuang Fu Tian Xia is RMB1,000,000.  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,000) and RMB490,000 (approximately US$74,000) cash in Beijing Chuang Fu Tian Xia, respectively, and hence owned 51% and 49% of the equity interests of  Beijing Chuang Fu Tian Xi, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www. Liansuo.com and www.chuanye.com to register under the established subsidiary.  This subsidiary will be operating the websites associated the mentioned domain name.

d)
On April 28, 2009, each of Messrs. Handong Cheng, and Xuanfu Liu and Ms. Li Sun entered into Share Transfer Agreements (slow-walk agreement) with Mr. Yang Li, the sole shareholder of Rise King BVI, which beneficially owns an aggregate of 7,434,940 shares of our common stock, representing approximately 42.9% of the total issued and outstanding shares of our common stock (based on 17,328,236 shares of common stock issued and outstanding as of March 30, 2011), (the “Share Transfer Agreements”).  Pursuant to the terms of the Share Transfer Agreements, Mr. Li granted to each of Messrs. Cheng, Liu and Ms. Sun, acting as a nominee for Mr. Zhige Zhang, an option to purchase 46%, 36% and 18% of the outstanding stock of Rise King BVI, respectively.  On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, Ms. Sun transferred her right to acquire 18% of the shares of Rise King BVI under the Share Transfer Agreement to Mr. Zhige Zhang, the chief financial officer of our company.  On March 30, 2011, each of Messrs. Cheng, Liu and Zhang (the “PRC Persons”) exercised their right to purchase the outstanding stock of Rise King BVI.  On the same date, the Entrustment Agreement originally entered into among Rise King BVI, Messrs. Cheng, Liu and Ms. Li was terminated.  As a result of these transactions, the ownership of Rise King was transferred from Mr. Li to Messrs. Cheng, Liu and Zhang.  Rise King BVI has sole voting and dispositive power over the Subject Shares. Messrs. Cheng, Liu and Zhang, may be deemed to share voting power over the shares as a result of their collective ownership of all of the outstanding stock of Rise King BVI.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 8	Financial Statements and Supplementary Data

Consolidated Financial Statements

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management Process to Assess the Effectiveness of Internal Control over Financial Reporting

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company followed a comprehensive compliance process across our major operations to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes a corporate-wide attitude of integrity and control consciousness. This is exemplified by our ethics education program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business. We have distributed the Board of Directors approved policy on ethics and code of business conduct to all employees and required them to study and abide by the policy. We encourage any employee may report suspected violations of law or our policy. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our Board of Directors, assisted by the Audit Committee, monitors the integrity of our financial statements and financial reporting procedures, the performance of our internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of three independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B.	Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), within 120 days of the end of the fiscal year covered by this report, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information set forth in the Proxy Statement under the captions Election of Directors—Nominees of the Board of Directors; Election of Directors—Section 16(a) Beneficial Ownership Compliance; Election of Directors—Board Operations, last paragraph; and Election of Directors—Board Committees—Audit Committee—first sentence of first paragraph and second sentence of second paragraph and Election of Directors—Board Committees—Nominating and Corporate Governance Committee—last paragraph is incorporated herein by reference.

ITEM 11. Executive Compensation

The information set forth in the Proxy Statement under the captions Election of Directors—Executive Compensation is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement under the caption Election of Directors—Nominees of the Board of Directors identifying the directors and in the last paragraph under that caption, and the information under the caption Election of Directors—Certain Relationships and Related Transactions, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the captions Ratification of the Appointment of Independent Accountants—Services and Fees of Independent Accountants and Ratification of the Appointment of Independent Accountants—Pre-Approval of Services is incorporated herein by reference.

PART IV

ITEM 10	Exhibits and Financial Statement Schedules

a)           The following are filed with this report:

(1)	The financial statements listed on the Financial Statement’s Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

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

10.2
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.3
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.4
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.(1)

10.5
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.6
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.7
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.8
Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.9
Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.10
Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.11
Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.12
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.13
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.14
Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.15
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.16
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.17
Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.18
Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.19
Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.20
Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

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

10.38
Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.39
Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.40
Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.41
Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.42	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.43
Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.44
Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. +

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

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: March 31, 2011	By:	/s/Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	By:	/s/Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2011	By:	/s/Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: March 31, 2011	By:	/s/Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: March 31, 2011	By:	/s/Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: March 31, 2011	By:	/s/Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

CHINANET ONLINE HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income and Comprehensive Income	F-4 - F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Consolidated Statements of Equity	F-8 - F-9

Notes to the Consolidated Financial Statements	F-10 - F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

B&P

Bernstein & Pinchuk
ACCOUNTANTS AND CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2010. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

March 31, 2011
New York, New York

Bernstein & Pinchuk LLP
NEW YORK OFFICE Seven Penn Plaza Suite 830 New York New York 10001 Tel 212.279.7900 Fax 212.279.7901
BEIJING OFFICE Rm. 610, Tower E1, Oriental Plaza No.1 East Chang An Avenue Dong Cheng District, Beijing, China 100738 Tel 86.10.85187992 Fax 86.10.85187993
中国北京市东城区东长安街1号 东方广场东一办公楼610室 100738 电话: 86.10.85187992 传真: 86.10.85187993
www.bpaccountants.com
Members of the AICPA and NYSSCPA's / PCAOB Registered

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2010	2009
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$15,590	$13,917
Accounts receivable, net	4,319	3,173
Other receivables	7,811	2,636
Prepayment and deposit to suppliers	3,325	4,111
Due from related parties	185	492
Deposit for acquisitions	1,512	-
Inventories	2	2
Other current assets	29	30
Total current assets	32,773	24,361

Investment in and advance to unconsolidated investee	7,162	-
Property and equipment, net	2,010	1,355
Intangible assets, net	51	-
Other long-term assets, net	-	48
Total Assets	$41,996	$25,764

Liabilities and Equity
Current liabilities:
Accounts payable	$174	$290
Advances from customers	2,120	914
Other payables	10	27
Accrued payroll and other accruals	470	191
Due to related parties	291	24
Due to Control Group	81	1,142
Due to director	559	-
Taxes payable	2,193	1,978
Dividend payable	255	373
Total current liabilities	6,153	4,939

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	As of December 31,
	2010	2009
	(US $)	(US $)
Long-term liabilities:
Long-term borrowing from director	132	128
Warrant liabilities	-	9,564
Total Liabilities	6,285	14,631

Commitments and contingencies

Equity:
Series A convertible preferred stock (US$0.001 par value; authorized 8,000,000 shares; issued and outstanding 2,877,600 and 4,121,600 shares at December 31, 2010 and 2009, respectively; aggregate liquidation preference amount: $7,449 and $10,677, including accrued but unpaid dividends of $255 and $373, at December 31, 2010 and 2009, respectively.	3	4
Common stock (US$0.001 par value; Authorized 50,000,000 shares; issued and outstanding 17,102,320 shares and 15,828,320 shares at December 31, 2010 and 2009 respectively)	17	16
Additional paid-in capital	18,614	10,574
Statutory reserves	1,587	372
Retained earnings	14,630	50
Accumulated other comprehensive income	930	117
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	35,781	11,133

Noncontrolling interest	(70)	-
Total equity	35,711	11,133

Total Liabilities and Equity	$41,996	$25,764

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2010	2009
	(US $)	(US $)

Sales
From unrelated parties	$40,423	$35,354
From related parties	1,164	2,370
	41,587	37,724
Cost of sales	18,970	21,233
Gross margin	22,617	16,491

Operating expenses
Selling expenses	3,403	4,198
General and administrative expenses	3,460	2,404
Research and development expenses	907	480
	7,770	7,082

Income from operations	14,847	9,409

Other income (expenses)
Changes in fair value of warrants	1,861	(4,425)
Interest income	13	14
Other income/(expenses)	6	(99)
	1,880	(4,510)

Income before income tax expense and noncontrolling interest	16,727	4,899
Income tax expense	352	880
Net income	16,375	4,019
Net loss attributable to noncontrolling interest	214	-
Net income attributable to ChinaNet Online Holdings, Inc.	16,589	4,019

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME （CONTINUED）
(In thousands, except for number of shares and per share data)

	Years ended December 31,
	2010	2009
	(US $)	(US $)

Net income attributable to ChinaNet Online Holdings, Inc.	$16,589	$4,019
Beneficial conversion feature of Series A convertible preferred stock	-	(5,898)
Dividend of Series A convertible preferred stock	(794)	(373)

Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$15,795	$(2,252)

Earnings /(loss) per share
Earnings (loss) per common share
Basic	$0.94	$(0.15)
Diluted	$0.79	$(0.15)

Weighted average number of common shares outstanding:
Basic	16,778,176	14,825,125
Diluted	20,896,061	14,825,125

Comprehensive Income
Net income	16,375	4,019
Foreign currency translation gain	813	14
	$17,188	$4,033
Comprehensive Income

Comprehensive income / (loss) attributable to noncontrolling interest	(214)	-
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	17,402	4,033
	$17,188	$4,033

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2010	2009
	(US $)	(US $)

Cash flows from operating activities
Net income	$16,375	$4,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	465	207
Other	-	8
Share-based compensation expenses	337	360
Changes in fair value of warrants	(1,861)	4,425
Allowances for doubtful debts	-	71
Changes in operating assets and liabilities
Accounts receivable	(1,013)	(2,262)
Other receivables	(4,961)	(2,634)
Prepayment and deposit to suppliers	905	(29)
Due from related parties	315	(382)
Due from/to Control Group	(1,073)	235
Other current assets	1	14
Accounts payable	(123)	253
Advances from customers	1,146	303
Accrued payroll and other accruals	271	124
Due to director	559	-
Due to related parties	112	(322)
Other payables	(17)	-
Taxes payable	144	227
Net cash provided by operating activities	11,582	4,617

Cash flows from investing activities
Purchases of vehicles and office equipment	(977)	(890)
Purchase of intangible assets	(60)	-
Purchases of other long-term assets	(24)	(40)
Net cash contributed from acquisition of subsidiary	148	-
Advance to investee company	(5,901)	-
Payments for ownership interests in investee company	(1,084)	-
Deposit for acquisitions	(1,475)	-
Net cash used in investing activities	(9,373)	(930)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years ended December 31,
	2010	2009
	(US $)	(US $)

Cash flows from financing activities
Cash investment contributed by noncontrolling interest	145	-
Dividend paid to convertible preferred stockholders	(912)	-
Repayment to director	-	(10)
Repayment to third parties	-	(1,308)
Cancellation and retirement of common stock	-	(300)
Proceeds from issuance of Series A convertible preferred stock and warrants (net of issuance cost of US$ 1,142)	-	9,162
Net cash (used in) provided by financing activities	(767)	7,544

Effect of exchange rate fluctuation on cash and cash equivalents	231	7

Net increase in cash and cash equivalents	1,673	11,238

Cash and cash equivalents at beginning of year	13,917	2,679
Cash and cash equivalents at end of year	$15,590	$13,917

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$1,434	$1,129
Income taxes refunded	$928	$-

Non-cash transactions:

Warrant liability reclassify to additional paid in capital	$7,703	$-
Restricted stock and options granted for future service	$299	$219

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for number of shares)

	Total stockholders’ equity
	Series A convertible preferred stock		Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non- Controlling Interests	Total Equity
	Number of shares	Amount	Number of shares	Amount
		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2009	-	-	13,790,800	14	599	304	2,370	103	-	3,390

Effect of reverse acquisition	-	-	1,383,500	1	(301)	-	-	-	-	(300)

Issuance of Series A convertible preferred shares	4,121,600	4	-	-	5,894	-	-	-	-	5,898

Recognition of beneficial conversion feature upon issuance of Series A convertible preferred shares as deemed dividend	-	-	-	-	5,898	-	(5,898)	-	-	-

Deduction of issuing cost	-	-	-	-	(1,142)	-	-	-	-	(1,142)

Deduction of grant date fair value of placement agent warrants as issuing cost	-	-	-	-	(733)	-	-	-	-	(733)

Series A convertible preferred stock dividend	-	-	-	-	-	-	(373)	-		(373)

Shares issued for services	-	-	600,000	1	149	-	-	-	-	150

Share based compensation related to service	-	-	-	-	79	-	-	-	-	79

Issuance of restricted shares	-	-	54,020	-	131	-	-	-	-	131

Net income for the year	-	-	-	-	-	-	4,019	-	-	4,019

Appropriation of statutory reserves	-	-	-	-	-	68	(68)	-	-	-

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except for number of shares)

	Total stockholders’ equity
	Series A convertible preferred stock		Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non- Controlling Interests	Total Equity
	Number of shares	Amount	Number of shares	Amount
		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)		(US $)

Foreign currency translation adjustment	-	-	-	-	-	-	-	14	-	14

Balance, December 31, 2009	4,121,600	4	15,828,320	16	10,574	372	50	117	-	11,133

Reclassification of warrant liabilities	-	-	-	-	7,703	-	-	-	-	7,703

Share based compensation related to services	-	-	-	-	156	-	-	-	-	156

Restricted shares issued for services	-	-	30,000	-	111	-	-	-	-	111

Restricted shares granted for services	-	-	-	-	70	-	-	-	-	70

Preferred stock converted into common stock	(1,244,000)	(1)	1,244,000	1	-	-	-	-	-	-

Preferred stock dividend	-	-	-	-	-	-	(794)	-	-	(794)

Noncontrolling equity interests in acquired subsidiary	-	-	-	-	-	-	-	-	144	144

Net income for the year	-	-	-	-	-	-	16,589	-	(214)	16,375

Appropriation of statutory reserves	-	-	-	-	-	1,215	(1,215)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	813	-	813

Balance, December 31, 2010	2,877,600	3	17,102,320	17	18,614	1,587	14,630	930	(70)	35,711

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800  shares (the “Exchange Shares”) in the aggregate of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), which engages in providing advertising, marketing and communication services to small and medium companies in China through www.28.com (the portal website of the Company’s PRC operating entity), TV media and bank kiosks.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in advertisement business. In October 2008, a series of contractual arrangements (the “Contractual Agreements”) were entered between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Subsidiaries”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Subsidiaries’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Subsidiaries.  In return, Rise King WFOE provides consulting services to the PRC Operating Subsidiaries.  In addition, to ensure that the PRC Operating Subsidiaries and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Subsidiaries.  They have also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Subsidiaries directly.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the time of the above Contractual Agreements were signed, the controlling shareholder of China Net BVI is Rise King BVI, who holds 55% of the Company’s common stock. The sole registered shareholder of Rise King BVI, Mr. Yang Li, who owns 10,000 common stock of Rising King BVI, entered into slow-walk agreements with the Control Group individuals respectively, pursuant to which, upon the satisfaction of certain conditions, the Control Group individuals have the option to purchase up the 10,000 shares of Rise King BVI, (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun) owned by Mr. Yang Li, at a purchase price of US$ 1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group will have the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiaries and affiliates (“ the Group”) will generate at least RMB 100,000,000 of the gross revenue for twelve months commencing from January 1, 2009 to December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group will generate at least RMB 60,000,000 of the gross revenue for six months commencing from January 1, 2010 to June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing from July 1, 2010 to December 31, 2010 (the “Performance Period III”).  In the event that the Group does not achieve the performance targets specified above, then the Control Group individuals may exercise the Option at the Alternative Exercise Price (which is US$ 2 per share), on the date that the Acquisition has been completed or abandoned.  Each Control Group individual may purchase one-third of the total number of shares that he or she is eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above. If the Control Group individuals purchase all shares eligible for purchase under the slow-walk agreement, the Control Group will become the China Net BVI’s controlling shareholders.

The Control Group individuals also entered an Entrustment Agreement with Rise King BVI collectively, pursuant to which, based on the 55% equity interest held in the Group directly or indirectly, Rise King BVI entrusts the Control Group to manage the Group companies by irrevocably authorizes the Control Group act on behalf of Rise King BVI, as the exclusive agents and attorneys with respect to all matters concerning Rise King BVI’s Shareholding, during the validity period of this Agreement, including the rights of Attending the shareholders’ meeting; Exercising all the shareholder’s rights and shareholder’s voting rights enjoyed by Rise King BVI under the laws and the articles of associations of the Company and each Group Companies, (collectively “the Group”) including without limitation voting for and making decisions on the increase or reduction of the authorized capital/registered capital, issuing company bonds, merger, division, dissolution, liquidation of the Group or change of Group’ type, amendment to the articles of association of the Group, designating and appointing the legal representatives (the chairman of the Board), directors, supervisors, general managers and other senior officers of the Group. The Control Group also agrees and confirms that each of them shall act in concert with one another when exercising all of their rights (including but not limited to the voting rights) authorized to them in this Agreement. The Entrustment Period commences on the execution date of this agreement and shall be effective within a period of 10 years.  During the Entrustment period, this agreement shall not be rescinded or terminated by any party unless unanimously agreed by all parties.

Pursuant to the above Contractual Agreements, all of the equity owners' rights and obligations of the PRC Operating Subsidiaries were assigned to Rise King WFOE, which resulting in the equity owners lacking the ability to make decisions that have a significant effect on the PRC Operating Subsidiaries, and Rise King WFOE's ability to extract the profits from the operation of the PRC Operating Subsidiaries, and assume the residual benefits of the PRC Operating Subsidiaries. Because Rise King WFOE and its indirect parent are the sole interest holders of the PRC Operating Subsidiaries, and pursuant to the Slow-Walk Agreement and Entrust Agreement between Rise King BVI and the Control Group, the PRC Operating Subsidiaries are under common control with the Group, thus, China Net BVI consolidates the PRC Operating Subsidiaries from its inception, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810, subtopic 10.

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

Throughthe above Contractual Agreements, the Company operates its business in China primarily through Business Opportunity Onlineand Beijing CNET Online. Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 24, 2010, one of the Company’s PRC Operating Subsidiaries, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectedly by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing of internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. As of December 31, 2010, Business Opportunity Online has invested approximately RMB 4,000,000 (approximately US$605,000) in Shenzhen Mingshan.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business, pursuant to which the Company, through its wholly owned subsidiary, Rising King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.

As of the date these contractual agreements signed, Shanghai Jing Yang had not establish any resources to conducted any business activities by itself and the carrying amount of the net assets of Shanghai Jing Yang which was all cash and cash equivalents approximate fair values due to their short maturities.   Therefore, Shanghai Jing Yang’s accounts were included in the Company’s consolidated financial statements with no goodwill recognized in accordance to Accounting Standard Codification ™ (“ASC”) Topic 810 “Consolidation”.

As of December 31, 2010, the Company operates its business in China primarily through Business Opportunity Online, Beijing CNET Online, Shanghai Borongdingsi, ShenZhen Mingshan and Shanghai Jing Yang. From time to time, we refer to them collectively as the “PRC Operating Subsidiaries.”

On December 8, 2010, the Company, through one of its  PRC Operating Subsidiaries, Shanghai Jing Yang acquired a 49% interests of a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for a cash consideration of RMB 7,350,000 (approximately US$1,112,000), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000. Beijing Yang Guang has not commenced its operations as of December 8, 2010 and the carrying amount of the net assets of Beijing Yang Guang which were mainly consist of cash and cash equivalents and other receivables approximate fair values due to their short maturities. Therefore, the cash consideration paid was accounted for as ownership interests in an investee company in accordance to ASC Topic 323 “Equity Method and Joint Ventures”.  The investment in Beijing Yang Guang will provide the Company the synergy to leverage lower TV time resources and hence improve the performance of the TV advertisement business segment for fiscal year 2011 and increase revenue from the Company’s customers as a result of an additional value–added advertising and marketing channels to subscribe on the top of Internet.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries of the Company. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation. According to the agreements between Beijing CNET Online and Shanghai Borongdingsi, although Beijing CNET Online legally owns 51% of Shanghai Borongdingsi’s interests, Beijing CNET Online only controls the assets and liabilities related to the bank kiosks business, which has been included in the financial statements of Beijing CNET Online, but does not control other assets of Shanghai Borongdingsi, thus, Shanghai Borongdingsi’s financial statements were not consolidated by the Company.

c)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases these estimates on historical experiences and the best information available at the time the estimates are made; however actual results could differ from those estimates. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of December 31, 2010, final amounts may differ from these estimates.

d)	Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating subsidiaries is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating subsidiaries, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2010	2009

Balance sheet items, except for equity accounts	6.6118	6.8372

	For the Year ended December 31,
	2010	2009
Items in the statements of income and comprehensive income, and statements cash flows	6.7788	6.8409

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

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

h)	Investment in unconsolidated investee

Investee company that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee companies. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of income and comprehensive income; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Share of earnings (losses) in equity investee company” in the consolidated statements of income and comprehensive income. The Company’s carrying value (including advance to the investee) in an equity method Investee company is reflected in the caption “Investment in and advance to unconsolidated investee” in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

When property and equipment are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon.  Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

j)	Intangible assets, net

Purchased software is initially recorded at costs and amortized on a straight-line basis over the estimated useful economic life of 3 years.

k)	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses incurred for the years ended December 31, 2010 and 2009.

l)	Fair Value

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Due to lack of the liquidity of the Company’s underlying stock and other factors, such as registration status, the Company estimated the fair value of the warrant liabilities as of December 31, 2009, based upon observable inputs such as quoted prices for similar securities, quoted price in markets that are not active or other inputs that are observable to determine the fair value of the warrant liabilities.

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to the Company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the year ended December 31, 2010.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2010 and 2009, except warrant liabilities as of December 31, 2009.

m)	Revenue recognition

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

n)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

o)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the year ended December 31, 2010 and 2009, advertising expenses for the Company’s own brand building were approximately US$2,002,000 and US$ 3,063,000, respectively.

p)	Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2010 and 2009 were approximately US$907,000 and US$ 480,000, respectively.

q)	Income taxes

The Company adopts ASC Topic 740 “Income taxes” and uses liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date. The Company had no deferred tax assets and liabilities recognized for the years ended December 31, 2010 and 2009.

r)	Uncertain tax positions

The Company adopts ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the year ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

s)	Share-based Compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

t)	Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests (previously referred to as minority interests) as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income and comprehensive income statement. ASC Topic 810-10-45 also requires that losses attributable to the parent and the noncontrolling interest in a subsidiary be attributed to those interests even if it results in a deficit noncontrolling interest balance.

u)	Comprehensive income

The Company accounts for comprehensive income in accordance with ASC Topic 220 “Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets are the cumulative foreign currency translation adjustments.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

v)	Earnings / (loss) per share

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

w)	Commitments and contingencies

The Company has adopted ASC 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability have been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

x)	Recent accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FASB 160 (now included in Subtopic 810-10). The Company has adopted ASC Topic 810 Subtopic 810-10 to account for the controlling interest in its consolidated subsidiary.  The adoption of the provisions in this ASU did not have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” and does not change any existing accounting standards. Neither ASU No. 2010-05 nor EITF D-110 provides for any transition guidance, accordingly, the Company has adopted the SEC staff announcement in EITF Topic No. D-110 prospectively effective from October 1, 2009 for its escrow share arrangement entered into in August 2009.

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of the provisions in this ASU did not have an impact on the Company’s consolidated financial position and results of operations.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the provisions in this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the provisions in this ASU did not have an impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position and results of operations upon adoption.

3.	Cash and cash equivalents

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Cash	39	616
Bank deposit	15,551	13,301
	15,590	13,917

4.	Accounts receivable

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Accounts receivable	4,319	3,244
Allowance for doubtful debts	-	(71)
Accounts receivable, net	4,319	3,173

All of the accounts receivable are non-interest bearing. The Company reversed approximately US$71,000 allowance for doubtful debts provided for the year ended December 31, 2009 due to subsequent collection. As of March 31, 2011, approximately US$1,930,000 of the Company’s accounts receivable had been subsequently collected. Management believes that there will not be any collectability issue about these accounts receivable, therefore no allowance for doubtful accounts is required for the year ended December 31, 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	Other receivables

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Short-term loan for marketing campaign	3,781	-
Short-term loans to third parties	3,781	-
Advance deposits for TV advertisement bidding	-	2,261
Staff advances for normal business purpose	249	375
	7,811	2,636

Short-term loan for marketing campaign: for one of the major marketing campaign, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,781,000) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun”. This TV series is produced for the commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty) and will be broadcasted on one or more of CCTV channels and some of the provincial TV channels in year 2011. Year 2011 is the 100th Anniversary of the “Revolution of 1911” and hence, by participating in this TV series, the Company will gain the advertisement space on the closing of each episode. This loan had a length of approximately one year and is expected to have a return rate of 20%.

The Company loaned third parties on a subjective condition of search and/or obtain other potential value added communication channel resources with lower cost. Any of the third parties is required to pay back the capital within three month or on demand if no search contributed. The acquired resources are mainly used to self-advertising and marketing or advertising for clients in internet bundle packages in second and third tier cities or regions. As of March 31, 2011, these loans have been collected.

Advance deposits for TV advertisement bidding were deposits made by the Company to participate in the biddings for TV advertisement time of 2010 in several TV stations, and had been all subsequently collected in the first quarter of fiscal year 2010.

Management believes no allowance for doubtful accounts is required for these other receivables for the year ended December 31, 2010 and 2009.

6.	Prepayments and deposit to suppliers

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Contract execution guarantees to TV advertisement and internet resources providers	2,778	3,086
Prepayments to TV advertisement and internet resources providers	413	991
Prepayment to online game operating service provider	91	-
Other deposits and prepayments	43	34
	3,325	4,111

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

Management believes that there will not be any collectability issue about these deposits and prepayments, and no allowance for doubtful accounts is required for the year ended December 31, 2010 and 2009.

7.	Due from related parties

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Beijing Hongfujiali Information Technology Co., Ltd.	-	439
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	-	53
Beijing Telijie Century Environmental Technology Co., Ltd.	39	-
Soyilianmei Advertising Co., Ltd.	146	-
	185	492

These related parties are directly or indirectly owned by the Control Group or the management of the Company. , Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun, the owners of the Company’s PRC Operating Subsidiaries, Business Opportunities Online, and Beijing CNET Online before the Offshore Restructuring, Amount due from Beijing Hongfujiali Information Technology Co., Ltd. which amounted to approximately US$439,000 was an advance deposit for participating in year 2010 advertising resources bidding which has been collected in January 2010.

Amount due from Soyilianmei Advertising Co., Ltd. as of December 31, 2010, which amounted to approximately US$146,000 was related to the internet advertising resources purchased by the Company on behalf this related party.

The rest of the related party balances were outstanding receivables for advertising services the Company provided to these related parties.

8.	Deposit for acquisitions

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Quanzhou City Zhi Yuan Advertisement Co., Ltd.	983	-
Quanzhou City Tian Xi Shun He Advertisement Co., Ltd.	529	-
	1,512	-

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company, through one of its PRC Operating Subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, respectively. According to the acquisition agreements signed with the shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, the Company agreed to pay an aggregate cash consideration of RMB 9,500,000 (approximately US$1,437,000) and an aggregate cash consideration of RMB 7,500,000 (approximately US$1,134,000) in exchange for a 100% of equity interest of QuanZhou Zhi Yuan and a 51% of the equity interest of Quanzhou Tian Xi Shun He, respectively.

The Company agreed to prepay a deposit of RMB6,500,000 (approximately US$983,000) and RMB3,500,000 (approximately US$529,000) of the cash consideration for the acquisition of the 100% of equity interest of Quanzhou Zhi Yuan and 51% equity interest of Quanzhou Tian Xi Shun He, respectively, to an independent agent who were entrusted by both of the counter-parties upon signing the agreement.  The shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He will then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction. The prepaid cash consideration will then be released to the shareholders of the acquirees on the dates these equity interest transfers were approved and registered with the relevant PRC government authorities in Fujian Province, As agreed by all parties, the completion dates of these acquisition transactions and the transfer of the control of the acquirees were the dates that the equity interest transfers were approved and registered with the relevant PRC government authorities.  Therefore, as of December 31, 2010, the deposit prepayments of the cash considerations were accounted for as deposit for acquisitions.

Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province which provide comprehensive branding and marketing services to over 50 small to medium sized companies focused mainly in the sportswear and clothing industry. These acquisitions will enable the Company an entry into the Fujian Province, a base of fast growing small and medium enterprises and having a complete suite of marketing and franchise promotion services allows the Company to expand its market opportunity from franchises, dealerships and merchants looking to expand their businesses domestically in China.

On January 4, 2011 and February 23, 2011, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Provision, respectively, and the prepaid cash considerations deposits were released to the shareholders of the acquirees in accordance. The Company determines the acquisition dates of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as of January 4, 2011 and February 23, 2011, respectively. These were the dates both counter-parties of these transactions have completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the dates the control of the acquires were officially and legally transferred to the Company in fact.

9.	Investment in and advance to unconsolidated investee

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Investment to unconsolidated investee	1,112	-
Advance to unconsolidated investee	6,050	-
	7,162	-

On December 8, 2010, one of the Company’s PRC Operating Subsidiaries, Shanghai Jing Yang acquired a 49% interest of a newly established company, Beijing Yang Guang Media Investment Co., Ltd (“Beijing Yang Guang”) for a cash consideration of RMB7,350,000 (approximately US$1,112,000) and became the noncontrolling interest holder of Beijing Yang Guang (see Note 1). Beijing Yang Guang was established on October 25, 2010. In order to facilitate the daily operation of Beijing Yang Guang and supplement the working capital deficit to conduct the TV advertisement business, the Company agreed to provide RMB60,000,000 (approximately US$9,075,000) of working capital loan in the aggregate to Beijing Yang Guang. As of December 31, 2010, the Company has provided RMB40,000,000 (approximately US$6,050,000) of working capital loan to Beijing Yang Guang.  This working capital loan is interest-free and payment on demand. The term of this capital loan is subject to annual review and renewal at the end of each fiscal year.  The loan will be repaid on demand for the amount requested or on an annual basis if not demanded in one single payment at the end of each fiscal year. The investment (including advance) is accounted for under the equity method of accounting, as the Company is able to exercises significant influence to but does not control the investee company. The Company’s share of the earnings or losses of Beijing Yang Guang will be reflected in the caption “Share of earnings (losses) in equity investee company” in the consolidated statements of income and comprehensive income with a corresponding adjustment to the carrying value of the “Investment in and advance to unconsolidated investee ” in the Company’s consolidated balance sheets. As of December 31, 2010, Beijing Yang Guang has not commenced its operations and the Company’s share of the losses of Beijing Yang Guang for the year ended December 31, 2010 was immaterial.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	Property and equipment

Property and equipment consist of the following:

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Vehicles	584	423
Office equipment	1,183	816
Electronic devices	969	438
Total property and equipment	2,736	1,677
Less: accumulated depreciation	726	322
	2,010	1,355

Depreciation expenses in aggregate for the years ended December 31, 2010 and 2009 were approximately US$383,000 and $207,000 respectively.

11.	Intangible assets

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Computer software	61	-
Less: accumulated amortization	(10)	-
	51	-

Amortization expenses in aggregate for the year ended December 31, 2010 and 2009 were approximately US$10,000 and US$ nil, respectively.

12.	Accrued payroll and other accruals

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	258	131
Accrued operating expenses	212	60
	470	191

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Due to related parties

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Shiji Huigu Technology Investment Co., Ltd	91	-
Beijing Saimeiwei Food Equipments Technology Co., Ltd	3	14
Beijing Telijie Century Environmental Technology Co., Ltd.	45	10
Due to legal (nominal) shareholders of Shanghai Jing Yang	152	-
	291	24

The related parties listed above are directly or indirectly owned by the Control Group, the Company provided advertising services to them. The advance payments listed above are received from these parties for advertising services will be provided in the future periods.

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management, prior to establish the Contractual Agreements with the Company (see Note 1), the legal shareholders contributed RMB1,000,000 (approximately US$152,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation, this balance will be return to the legal (nominal) shareholders of Shanghai Jing Yang.

14.	Due to Control Group

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Due to Control Group	81	1,142

Due to Control Group were amounts paid by Control Group individuals on behalf of the Company which mainly included staff salary, performance bonus, cost of internet resources purchased and other administrative expenses.  For the year ended December 31, 2010, the Company repaid the Control Group approximately US$1,061,000.

15.	Due to director

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Due to director	559	-

Due to director represents the operating expenses paid by director on behalf of the Company.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	Taxation

1)Income tax

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2010 and 2009, or prior periods.    The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2010 and 2009, or prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiaries, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

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

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, its income tax was computed using a tax rate of 7.5% for the year ended December 31, 2009 and 2010 due to its unexpired tax holidays.  For the year ended December 31, 2009, Business Opportunity Online accrued and prepaid its income taxes using 25% income tax rate, before it obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law.  In June 2010, Business Opportunity Online received the refund from the local tax authorities for approximately US$928,000 for the overpaid income taxes in 2009.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	The applicable income tax rate for Beijing CNET Online was 25% for the year ended December 31, 2010 and 2009.

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

3) Value added tax

As a general value added tax payer, revenue from sales of software of Rise King WFOE is subjected to 17% value added tax.

As of December 31, 2010 and 2009, taxes payable consist of:

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Business tax payable	1,147	1,003
Culture industry development surcharge payable	5	27
Value added tax payable	216	8
Enterprise income tax payable	759	886
Individual income tax payable	66	54
	2,193	1,978

A reconciliation of the provision for income taxes determined at the US federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2010	2009
	US$(’000)	US$(’000)

Pre-tax income	16,727	4,899
US federal rate	35%	35%

Income tax expense computed at U.S. federal rate	5,854	1,715
Reconciling items:
Rate differential for domestic earnings	(2,028)	(1,912)
Tax holiday effects	(3,358)	(692)
Non-deductible expenses and non-taxable income	(116)	1,769

Effective tax expense	352	880

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

17.	Dividend payable

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Dividend payable to Series A convertible stock holders	255	373

Dividend to Series A convertible stockholders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible stock outstanding for the year ended December 31, 2010 and 2009, respectively.  For the year ended December 31, 2010, the Company paid approximately US$912,000 dividends to its Series A convertible preferred stockholders.

18.	Long-term borrowing from director

	As of December 31,
	2010	2009
	US$(’000)	US$(’000)

Long-term borrowing from director	132	128

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

19.	Warrant liabilities

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

In accordance to ASC Topic 340 subtopic 10 section S99-1, specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.  In accordance to the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”  Accordingly, the Company concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If the Company had not issued the warrants to the placement agent, the Company would have had to pay the same amount of cash as the fair value.  Therefore, the Company deducted the total fair value of the Placement agent warrants as of the Commitment Date which was approximately US$733,000 as a deduction of the fair value assigned to the Series A preferred stock.

As described in Note 20 below, the total proceeds allocated to the Series A-1 warrants and Series A-2 warrants were approximately US$4,406,000 as of August 21, 2009 and the re-measured fair value of these warrants as of December 31, 2009 was approximately US$8,532,000. The changes in fair value of the Series A-1 warrant and Series A-2 warrant which are approximately US$4,126,000 were recorded in earnings for the year ended December 31, 2009. Since the Placement Agent warrants contain the same terms as the Series A-1 and Series A-2 Warrants, the Placement Agent Warrants are also entitled to the benefits of the “Down-round protection” provision, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under ASC Topic 815 with changes in fair value recorded in earnings at each reporting period. As of December 31, 2009, the total fair value of the Placement agent warrants were approximately US$1,032,000, therefore, the changes of the total fair value of the Placement agent warrants which were approximately US$299,000 were recorded in earnings for the year ended December 31, 2009.  Total amount of changes in fair value of warrants liabilities recorded in earnings was approximately US$4,425,000 for the year ended December 31, 2009.

The following table summarized the above transactions:

	As of December 31, 2009	As of August 21, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	4,513	2,236	2,277
Series A-2 warrant	4,019	2,170	1,849
Placement agent warrants	1,032	733	299
	9,564	5,139	4,425

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to the Company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$ 1,861,000 was recorded in earnings for the year ended December 31, 2010.

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

Warrants issued and outstanding at December 31, 2010 and changes during the year then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2010	4,781,056	$3.31	3.77	4,781,056	$3.31	3.77
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2010	4,781,056	$3.31	2.77	4,781,056	$3.31	2.77

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Series A convertible preferred shares

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

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with “ASC Topic 825 “Financial Instruments” subtopic 20, which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies”. The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered by the Company as of December 31, 2009 and remained effective as of December 31, 2010.  Therefore, the Company concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized for the year ended December 31, 2010 and 2009.

Security Escrow Agreement

The Company entered into a securities escrow agreement with the Investors (the “Escrow Agreement”), pursuant to which Rise King Investment Limited, a British Virgin Islands company (the “Principal Stockholder”), initially placed 2,558,160 shares of Common Stock (the “Escrow Shares”) into an escrow account.  Of the Escrow Shares, 1,279,080 shares (equivalent to 50% of the Escrow Shares) were being held as security for the achievement of audited net income equal to or greater than $7.7 million for the fiscal year 2009 (the “2009 Performance Threshold”) and the remaining 1,279,080 of the Escrow Shares are being held as security for the achievement of audited net income equal to or greater than $14 million for the fiscal year 2010 (the “2010 Performance Threshold”).

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

Because the 2009 performance threshold has been met, 1,279,080 Shares (50% of the Escrow Shares) were released to the Principal Stockholder.  The 2010 performance threshold has also been met, 1,279,080 Shares (50% of the Escrow Shares) will be released to Rise King Investment Limited, the Principal Stockholder.  The Company is currently working with the Escrow Agent to facilitate the release of these shares.

In accordance to ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  The Company evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed between the Company and its investors, the release of these escrow shares to the Principal Stockholder was not contingent on continue employment, and this arrangement is in substance an inducement made to facilitate the financing transaction on behalf of the Company, rather than as compensatory.  Therefore, the Company has accounted for the escrowed share arrangement according to its nature, and therefore did not recognize a non-cash compensation charge as a result of the Company satisfying both the 2009 and 2010 performance thresholds.

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

According to ASC Topic 340 subtopic 10 section S99-1,   “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”, the Company deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock.

21.	Related party transactions

	Year ended December 31,
	2010	2009
	US$(’000)	US$(’000)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	278	1,548
-Beijing Fengshangyinli Technology Co., Ltd.	51	79
-Soyilianmei Advertising Co., Ltd.	478	539
-Beijing Telijie Century Environmental Technology Co., Ltd.	357	204
	1,164	2,370

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$245,000 and US$148,000 for the year ended December 31, 2010 and 2009, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and prepayments and other current assets. As of December 31, 2010 and 2009 substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

Concentration of Supplier

For the year ended December 31, 2010, three suppliers individually accounted for 20%, 20% and 11% of the Company’s cost of sales, respectively. For the year ended December 31, 2009, three suppliers individually accounted for 39%, 24% and 14% of the Company’s cost of sales, respectively.  Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the year ended December 31, 2010 and 2009, respectively.

24.	Commitments

The following table sets forth the Company’s contractual obligations as of December 31, 2010:
	Office Rental	Server hosting and board- band lease	Purchase of TV advertisement time	Purchase of internet advertisement resources	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Year ended December 31,
-2011	270	58	2,540	168	3,036
-Thereafter	-	-	-	-	-
Total	270	58	2,540	168	3,036

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.	Segment reporting

Based on the criteria established by ASC Topic 280 “Segment report”, as of December 31, 2010, the Company mainly operated in five principal segments: TV advertising, internet advertising, bank kiosk advertising, internet advertising resources resell and internet information management. Internet information management is a new product and business segment of the Company, which was officially launched in August 2009. It is an intelligence software that is based on our proprietary search engine optimization technology which helps our clients gain an early warning in order to identify and respond to potential negative exposure on the internet.  The following tables present summarized information by segments.

	Year ended December 31, 2010

	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	28,259	12,493	531	94	210	596	(596)	41,587
Cost of sales	6,782	11,974	45	85	12	72	-	18,970
Total operating expenses	4,980	459	232	-	-	2,695 *	(596)	7,770
Including: Depreciation and amortization expense	169	121	111	-	-	64	-	465
Operating income(loss)	16,497	60	254	9	198	(2,171)	-	14,847

Changes in fair value of warrants	-	-	-	-	-	1,861	-	1,861

Expenditure for long-term assets	287	5	503	-	-	266	-	1,061
Net income (loss)	16,156	58	254	9	198	(300)	-	16,375
Total assets	32,103	5,864	774	-	-	19,231	(15,976)	41,996

*Including US$337,000 share-based compensation expenses.

	Year ended December 31, 2009

	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	17,722	19,298	152	1,178	116	966	(1,708)	37,724
Cost of sales	4,456	16,335	13	1,086	6	35	(698)	21,233
Total operating expenses	5,794	688	120	-	-	1,490 *	(1,010)	7,082
Including: Depreciation and amortization expense	53	58	83	-	-	13	-	207
Operating income(loss)	7,472	2,275	19	92	110	(559)	-	9,409

Changes in fair value of warrants	-	-	-	-	-	4,425	-	4,425
Expenditure for long-term assets	432	221	-	-	-	277	-	930
Net income (loss)	6,705	2,079	19	92	110	(4,986)	-	4,019
Total assets	12,249	7,703	438	-	-	9,484	(4,110)	25,764

*Including US$360,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	Earnings (Loss) per share

Basic and diluted earnings (loss) per share for each of the periods presented are calculated as follows:

	Year ended December 31,
	2010	2009
	US$(’000)	US$(’000)
	(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc.	$16,589	$4,019
Beneficial conversion feature of Series A convertible preferred stock	-	(5,898)
Dividend for Series A convertible preferred stock	(794)	(373)
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	15,795	(2,252)
Dividend for Series A convertible preferred stock	794	-
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	16,589	(2,252)

Weighted average number of common shares outstanding - Basic	16,778,176	14,825,125
Effect of diluted securities:
Series A Convertible preferred stock	3,178,402	-
Warrants	939,484	-
Weighted average number of common shares outstanding -Diluted	20,896,062	14,825,125

Earnings per share-Basic	$0.94	$(0.15)
Earnings per share-Diluted	$0.79	$(0.15)

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

For the year ended December 31, 2010, 54,000 common stock purchase options were not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

For the year ended December 31, 2009, the potential dilutive effect of the convertible preferred shares and the outstanding warrants and options were not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

27.	Share-based compensation expenses

On June 26, 2009, the Company issued 300,000 shares of common stock to TriPoint Capital Advisors, LLC and 300,000 shares of common stock to Richever Limited, respectively, that the Company’s board of directors previously approved for the financial consulting and corporate development services that they provided.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 600,000 shares issued were valued at $0.25 per share, the closing bid of the Company’s common stock on the date of issuance.  Therefore, for the year ended December 31, 2009, total compensation expenses recorded for this transaction was US$150,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 17, 2009, the Company engaged J and M Group, LLC (“J&M”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue J&M 120,000 shares of the Company’s common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 120,000 shares issued on June 17, 2009 were valued at $0.15 per share, the closing bid of the Company’s common stock on the date of issuance and the related compensation expenses were amortized over the requisite service period.  Total compensation expenses recorded for the year ended December 31, 2010 and 2009 were US$9,000 and US$9,000, respectively.

On July 1, 2009, the Company engaged Hayden Communications International, Inc. (“HC”) to provide investor relations services. The initial term of the agreement is for one year.  As additional compensation, the Company agreed to issue HC 80,000 shares of the Company’s common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 80,000 shares issued on July 1, 2009 were valued at $1.75 per share, the closing bid of the Company’s common stock on the date of issue and the related compensation expenses were amortized over the requisite service period.  Total compensation expenses recorded for the year ended December 31, 2010 and 2009 were US$70,000 and US$70,000, respectively.

On November 13, 2009, the Company issued 54,020 restricted shares to its employees and consultants which were fully vested upon issuance. These shares were valued at US$2.43 per share which represents the grant date fair value of these shares. Total compensation expenses recorded for the year ended December 31, 2009 was US$131,269.

On July 1, 2010, the Company engaged Chesapeake Group Inc. (“Chesapeake”) to provide investor relations services. The initial term of the agreement is for six months.  As compensation, the Company agreed to issue Chesapeake 30,000 restricted shares of the Company’s common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 30,000 shares issued on July 1, 2010 were valued at $3.70 per share, the closing bid of the Company’s common stock on the date of issuance and the related compensation expenses were amortized over the requisite service period. Total compensation expenses recorded for the year ended December 31, 2010 was US$111,000.

On July 12, 2010, the Company renewed the investor relations service contract with Hayden Communications International, Inc. (“HC”) for an18-month service contract commencing July 12, 2010.  As additional compensation, the Company agented HC 60,000 restricted shares of the Company’s common stock, which will be issued in 2011 in accordance with the service agreement. The shares will be issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. The 60,000 shares were valued at $3.80 per share, the closing bid of the Company’s common stock on the date of grant and the related compensation expense were amortized over the requisite service period.  Total compensation expenses recorded for the year ended December 31, 2010 was US$70,000.

On November 30, 2009, the Company granted one 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such changes of control. The company adopted Black-Scholes option pricing model to gauge the grant date fair value of these options.  The related compensation expenses were amortized over its vesting period.  The Company didn’t recognize any compensation expenses for these options for the year ended December 31, 2009, due to the amount is immaterial.  Total compensation expenses recognized for these options for the year ended December 31, 2010 were US$77,220.

The Company estimates the fair value of these options using the Black-Scholes option pricing model based on the following assumptions:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Underlying stock price	$5
Expected term	3
Risk-free interest rate	1.10%
Dividend yield	-
Expected Volatility	150%
Exercise price of the option	$5
Value per option	$4.05

Underlying stock price is the closing bid of the Company’s common stock on the date of grant.  As the three individuals receiving options are non-employee executive directors, the Company believes that forfeitures are highly unlikely, and termination is not applicable. As such, the Company developed a weighted-average expected term at 3 years based on analysis of the vesting schedule and exercise assumptions.  The risk-free interest rate is based on the 3 year U.S. Treasury rate. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. The expected volatility is calculated using historical data obtained from an appropriate index due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

Options issued and outstanding at December 31, 2010 and their movements during the period are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2010	54,000	4.92	$5.00	-
Granted/Vested	-			27,000	3.92	$5.00
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2010	54,000	3.92	$5.00	27,000	3.92	$5.00

28.	Subsequent events

●
On January 6, 2011, As approved by the shareholders of Shenzhen Mingshan, Shanghai Zi Rui Investment Co., Ltd., (“Shanghai Zirui”) a company not affiliated with the Company, invested RMB15,000,000 (approximately US$2,269,000) cash into the Company’s majority-owned subsidiary, Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital then increased from RMB10,000,000 and RMB5,000,000 to RMB25,000,000 and RMB20,000,000, respectively.  Therefore, From January 6, 2011, Shanghai Zirui became the majority shareholder of Shenzhen Mingshan.  The Company’s share of the equity interest in ShenZhen Minshan then decreased from 51% to 20.4% and ceased to have a controlling financial interest in ShenZhen Mingshan but still retained an investment in and significant influence over Shenzhen Mingshan.  This deconsolidation of subsidiary incurred on January 6, 2011, will be accounted for in accordance to ASC Topic 810 “Consolidation”, the Company will apply the equity method of accounting prospectively from the date control over the subsidiary is relinquished. The remaining investment after the deconsolidation will be reflected in the balance sheet at the end of the each reporting period as ownership interests in investee company. The Company will also recognize a gain or loss of deconsolidation of the subsidiary, if material, as of the date the change of control occurred, between the fair value and the carrying value of the retained noncontrolling interests in Shenzhen Mingshan.  The Company is still in the process of assessing the fair value of the retained noncontrolling interests in Shenzhen Mingshan.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●
As described in Note 8, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were subsequently consummated on January 4, 2011 and February 23, 2011, respectively. These acquisitions transactions will be accounted for using the purchase method in accordance with ASC Topic 805 “Business Combinations”, which required the purchase price (acquisition cost) for a business combination be allocated based on the fair value of the assets acquired (including any identifiable intangible assets recognized apart from goodwill as required by ASC Topic 805) and liabilities assumed.  The excess of the acquisition cost over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as an asset referred to as “goodwill”.  The Company is still in the process of doing valuation and purchase price allocation for these two acquisitions transitions.

●
On March 1, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online, together with an individual, who was not affiliated with the Company, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The register capital of Beijing Chuang Fu Tian Xia is RMB1,000,000.  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,000) and RMB490,000 (approximately US$74,000) cash in Beijing Chuang Fu Tian Xia, respectively, and hence owned 51% and 49% of the equity interests of  Beijing Chuang Fu Tian Xi, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www. Liansuo.com and www.chuanye.com to register under the established subsidiary.  This subsidiary will be operating the websites associated the mentioned domain name.

●
On April 28, 2009, each of Mssrs. Handong Cheng, and Xuanfu Liu and Ms. Li Sun entered into Share Transfer Agreements (slow-walk agreement) with Mr. Yang Li, the sole shareholder of Rise King BVI, which beneficially owns an aggregate of 7,434,940 shares of Common Stock, (the “Subject Shares”), representing approximately 42.9% of the total issued and outstanding shares of Common Stock (based on 17,328,236 shares of Common Stock issued and outstanding as of March 30, 2011).   (the “Share Transfer Agreements”).  Pursuant to the terms of the Share Transfer Agreements, Mr. Li granted to each of Mssrs. Cheng, Liu and Ms. Sun an option to purchase 46%, 36% and 18% of the outstanding stock of Rise King BVI, respectively.  On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, Ms. Sun transferred her right to acquire 18% of the shares of Rise King BVI under the Share Transfer Agreement to Mr. Zhige Zhang, the chief financial officer of the Company.  On March 30, 2011, each of Mssrs. Cheng, Liu and Zhang (the “PRC Persons”) exercised their right to purchase the outstanding stock of Rise King BVI.  On the same date, the Entrustment Agreement originally entered into among Rise King BVI and the Control Group was terminated. As a result of these transactions, the ownership of Rise King BVI was transferred from Mr. Li to the PRC Persons.  Rise King BVI has sole voting and dispositive power over the Subject Shares.  The PRC Persons may be deemed to share voting power over the shares as a result of their collective ownership of all of the outstanding stock of Rise King BVI.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.