Form 10-Q
period 2011-03-31
ChinaNet Online Holdings, Inc.
filed 2011-05-16
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2011

or

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

As of May 13, 2011 the registrant had 17,560,333 shares of common stock outstanding.

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3 - 4

Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	5 - 6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	7 - 8

Notes to Consolidated Financial Statements (Unaudited)	9 - 40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	64

Item 4. Controls and Procedures	64

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 4. [Removed and Reserved]	64

Item 5. Other Information	64

Item 6. Exhibits	65

Signatures	66

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2011	December 31, 2010
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,630	$15,590
Accounts receivable	5,720	4,319
Other receivables	4,185	7,811
Prepayment and deposit to suppliers	3,393	3,325
Due from equity investment affiliates	49	-
Due from related parties	376	185
Deposit for acquisitions	-	1,512
Inventories	2	2
Other current assets	48	29
Total current assets	31,403	32,773

Investment in and advance to equity investment affiliates	9,293	7,162
Property and equipment, net	1,923	2,010
Acquired intangible assets, net	1,946	51
Goodwill	1,900	-
Total Assets	$46,465	$41,996

Liabilities and Equity
Current liabilities:
Accounts payable	$510	$174
Advances from customers	867	2,120
Other payables	69	10
Accrued payroll and other accruals	390	470
Payable for acquisitions	950	-
Due to related parties	155	291
Due to Control Group	82	81
Due to director	156	559
Taxes payable	2,609	2,193
Dividend payable	253	255
Total current liabilities	6,041	6,153

Long-term liabilities:
Deferred tax liability-non current	472	-
Long-term borrowing from director	133	132
Total Liabilities	6,646	6,285

Commitments and contingencies

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	March 31, 2011	December 31, 2010
	(US $)	(US $)
	(Unaudited)

Equity:
Series A convertible preferred stock (US$0.001 par value; authorized 8,000,000 shares; issued and outstanding 2,621,684 and 2,877,600 shares at March 31, 2011 and December 31, 2010, respectively; aggregate liquidation preference amount: $6,807 and $7,449, including accrued but unpaid dividends of $253 and $255, at March 31, 2011 and December 31, 2010, respectively)	3	3
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 17,358,236 shares and 17,102,320 shares at March 31, 2011 and December 31, 2010, respectively)	17	17
Additional paid-in capital	18,721	18,614
Statutory reserves	1,587	1,587
Retained earnings	17,273	14,630
Accumulated other comprehensive income	1,123	930
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	38,724	35,781

Noncontrolling interest	1,095	(70)
Total equity	39,819	35,711

Total Liabilities and Equity	$46,465	$41,996

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Three months ended March 31,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Sales
From unrelated parties	6,834	$10,034
From related parties	190	194
	7,024	10,228
Cost of sales
From unrelated parties	1,866	6,727
From related parties	164	-
	2,030	6,727

Gross margin	4,994	3,501

Operating expenses
Selling expenses	713	427
General and administrative expenses	890	794
Research and development expenses	353	134
	1,956	1,355

Income from operations	3,038	2,146

Other income (expenses)
Changes in fair value of warrants	-	1,861
Interest income	1	2
Share of earnings (losses) in equity investment affiliates	(47)	-
Gain on deconsolidation of subsidiary	229	-
Other income	6	-
	189	1,863

Income before income tax expense and noncontrolling interest	3,227	4,009
Income tax expense	431	214
Net income	2,796	3,795
Net losses attributable to noncontrolling interest	16	-
Net income attributable to ChinaNet Online Holdings, Inc.	2,812	3,795

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME  (CONTINUED)
(In thousands, except for number of shares and per share data)

	Three months ended March 31,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc.	$2,812	$3,795
Dividend of Series A convertible preferred stock	(169)	(229)

Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$2,643	$3,566

Earnings per share
Earnings per common share
Basic	$0.15	$0.22
Diluted	$0.14	$0.18

Weighted average number of common shares outstanding:
Basic	17,244,315	16,234,409
Diluted	20,819,982	21,059,683

Comprehensive Income
Net income	2,796	3,795
Foreign currency translation gain	196	3
	2,992	$3,798
Comprehensive Income

Comprehensive income / (loss) attributable to noncontrolling interest	(13)	-
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	3,005	3,798
	$2,992	$3,798

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$2,796	$3,795
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	199	92
Share-based compensation expenses	107	63
Changes in fair value of warrants	-	(1,861)
Share of losses in equity investment affiliates	47	-
Gain on deconsolidation of subsidiary	(229)	-
Gain on disposal of property and equipment	(3)	-
Deferred taxes	(15)	-
Changes in operating assets and liabilities
Accounts receivable	(1,302)	(1,062)
Other receivables	3,691	1,979
Prepayment and deposit to suppliers	(162)	(1,770)
Due from equity investment affiliates	(49)	-
Due from related parties	(149)	331
Other current assets	(19)	(430)
Accounts payable	336	212
Advances from customers	(1,263)	(486)
Accrued payroll and other accruals	(60)	75
Due to Control Group	-	(4)
Due to director	(403)	63
Due to related parties	(137)	(24)
Other payables	39	(16)
Taxes payable	397	(701)
Net cash provided by operating activities	3,821	256

Cash flows from investing activities
Purchases of property and equipment	(57)	(31)
Purchase of intangible assets	(11)	-
Cash from acquisition of subsidiaries	24	-
Cash effect on deconsolidation of a subsidiary	(181)	-
Advance to equity investment affiliates	(1,518)	-
Net cash used in investing activities	(1,743)	(31)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three months ended March 31,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Cash investment contributed by noncontrolling interest	74	-
Dividend paid to Series A convertible preferred stockholders	(171)	(285)
Increase of short-term loan to third parties	-	(1,463)
Net cash used in financing activities	(97)	(1,748)

Effect of exchange rate fluctuation on cash and cash equivalents	59	1

Net increase (decrease) in cash and cash equivalents	2,040	(1,522)

Cash and cash equivalents at beginning of the period	15,590	13,917
Cash and cash equivalents at end of the period	$17,630	$12,395

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$22	$1,019

Non-cash transactions:
Warrant liability reclassify to additional paid in capital	$-	$7,703
Restricted stock and options granted for future service	$193	$234

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800  shares (the “Exchange Shares”) in the aggregate of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which engages in providing advertising, marketing and communication services to small and medium companies in China through www.28.com, (the portal websites of the Company’s PRC operating subsidiary), TV media and bank kiosks,  through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”).

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in advertisement business. In October 2008, a series of contractual arrangements (the “Contractual Agreements”) were entered between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Subsidiaries”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Subsidiaries’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Subsidiaries.  In return, Rise King WFOE provides consulting services to the PRC Operating Subsidiaries.  In addition, to ensure that the PRC Operating Subsidiaries and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders pledged to Rise King WFOE all of their equity interests in the PRC Operating Subsidiaries.  They also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Subsidiaries directly.

At the time the above Contractual Agreements were signed, the controlling shareholder of China Net BVI was Rise King BVI, who holds 55% of the Company’s common stock. The sole registered shareholder of Rise King BVI, Mr. Yang Li, who owned 10,000 common stock of Rising King BVI, entered into slow-walk agreements with the Control Group individuals respectively, pursuant to which, upon the satisfaction of certain conditions, the Control Group individuals had the option to purchase the 10,000 shares of Rise King BVI, (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun, acting as nominee for Mr. Zhang Zhige) owned by Mr. Yang Li, at a purchase price of US$ 1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group had the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiaries and affiliates (“the Group”) generates at least RMB 100,000,000 of the gross revenue for twelve months commencing from January 1, 2009 to December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing from January 1, 2010 to June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing from July 1, 2010 to December 31, 2010 (the “Performance Period III”).  In the event that the Group did not achieve the performance targets specified above, then the Control Group individuals could have exercised the Option at the Alternative Exercise Price (which was US$ 2 per share), on the date that the Acquisition was completed or abandoned.  Each Control Group individual  could have purchased one-third of the total number of shares that he or she was eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)

The Control Group individuals also entered an Entrustment Agreement with Rise King BVI collectively, pursuant to which, based on the 55% equity interest held in the Group directly or indirectly, Rise King BVI entrusted the Control Group to manage the Group companies by irrevocably authorizing the Control Group to act on behalf of Rise King BVI, as the exclusive agents and attorneys with respect to all matters concerning Rise King BVI’s Shareholding, during the validity period of this Agreement, including the rights of attending the shareholders’ meeting; exercising all the shareholder’s rights and shareholder’s voting rights enjoyed by Rise King BVI under the laws and the articles of associations of the Company and each Group Companies, (collectively “the Group”) including without limitation voting for and making decisions on the increase or reduction of the authorized capital/registered capital, issuing company bonds, merger, division, dissolution, liquidation of the Group or change of Group’s type, amendment to the articles of association of the Group, designating and appointing the legal representatives (the chairman of the Board), directors, supervisors, general managers and other senior officers of the Group. The Control Group also agrees and confirms that each of them shall act in concert with one another when exercising all of their rights (including but not limited to the voting rights) authorized to them in this Agreement. The Entrustment Period commenced on the execution date of the agreement and was effective within a period of ten years, unless earlier terminated.

As described above, each of Mssrs. Handong Cheng, and Xuanfu Liu and Ms. Li Sun entered into Share Transfer Agreements (slow-walk agreement) with Mr. Yang Li, the sole shareholder of Rise King BVI, which beneficially owns an aggregate of 7,434,940 shares of the Company’s Common Stock, (the “Subject Shares”). On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, Ms. Li Sun transferred her right to acquire 18% of the shares of Rise King BVI under the Share Transfer Agreement to Mr. Zhige Zhang, the chief financial officer of the Company.  On March 30, 2011, each of Mssrs. Handong Cheng, Xuanfu Liu and Zhige Zhang (the “PRC Persons”) exercised their right to purchase the outstanding stock of Rise King BVI.  On the same date, the Entrustment Agreement originally entered into among Rise King BVI and the Control Group was terminated. As a result of these transactions, the ownership of Rise King BVI was transferred from Mr. Yang Li to the PRC Persons.  Rise King BVI has sole voting and dispositive power over the Subject Shares.  The PRC Persons may be deemed to share voting power over the shares as a result of their collective ownership of all of the outstanding stock of Rise King BVI.

Pursuant to the above Contractual Agreements, all of the equity owners' rights and obligations of the PRC Operating Subsidiaries were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the PRC Operating Subsidiaries, and Rise King WFOE's ability to extract the profits from the operation of the PRC Operating Subsidiaries, and assume the residual benefits of the PRC Operating Subsidiaries. Because Rise King WFOE and its indirect parent are the sole interest holders of the PRC Operating Subsidiaries, the PRC Operating Subsidiaries are under common control with the Group, thus, China Net BVI consolidates the PRC Operating Subsidiaries from its inception, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

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

As of the date of the Share Exchange, through the above Contractual Agreements, the Company operates its business in China primarily through Business Opportunity Online and Beijing CNET Online. Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.

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

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business, pursuant to which the Company, through its wholly owned subsidiary, Rise King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.  As of the date these contractual agreements were signed, Shanghai Jing Yang had not establish any resources to conducted any business activities by itself and the carrying amount of the net assets of Shanghai Jing Yang which was all cash and cash equivalents approximate fair values due to their short maturities. Therefore, Shanghai Jing Yang’s accounts were included in the Company’s consolidated financial statements with no goodwill recognized in accordance to ASC Topic 810 “Consolidation”.

The Company, through one of its PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire 100% equity interest of Quanzhou Zhi Yuan and 51% equity interest of Quanzhou Tian Xi Shun He, respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively (see Note 3).  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused mainly in the sportswear and clothing industry. These acquisitions enable the Company an entry into the Fujian Province, a base of fast growing small and medium enterprises and having a complete suite of marketing and franchise promotion services allows the Company to expand its market opportunity from franchises, dealerships and merchants looking to expand their businesses domestically in China.

On January 28, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is mainly engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online, together with an individual, who was not affiliated with the Company, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The registered capital of Beijing Chuang Fu Tian Xia is RMB1,000,000.  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,500) and RMB490,000 (approximately US$74,500) cash in Beijing Chuang Fu Tian Xia, respectively, representing 51% and 49% of the equity interests of  Beijing Chuang Fu Tian Xi, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established subsidiary.  This subsidiary is mainly engaged in providing and operating internet advertising, marketing and communication services to small and medium companies through the websites associated the above mentioned domain names. As of March 31, 2011, the above two mentioned websites were still under development and should be fully available by the end of June 2011.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)

On June 24, 2010, one of the Company’s PRC operating subsidiaries, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). The registered capital and paid-in capital of Shenzhen Mingshan was RMB10,000,000 and RMB5,000,000, respectively. Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing of internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. As of March 31, 2011, Business Opportunity Online has invested RMB4,020,000 (approximately US$611,863) in Shenzhen Mingshan. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with the Company, invested RMB15,000,000 (approximately US$2,283,070) cash into Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital increased from RMB10,000,000 and RMB5,000,000 to RMB25,000,000 and RMB20,000,000, respectively.  Therefore, from January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  The Company’s share of the equity interest in ShenZhen Minshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in ShenZhen Mingshan, but still retains an investment in and significant influence over Shenzhen Mingshan.

On December 8, 2010, the Company, through one of its  PRC operating subsidiaries, Shanghai Jing Yang acquired a 49% interest of a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for cash consideration of RMB 7,350,000 (approximately US$1,118,704), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000. The investment in Beijing Yang Guang provided the Company with the synergy to leverage lower TV time resources and hence improve the performance of the TV advertisement business segment and increase revenue from the Company’s customers as a result of an additional value–added advertising and marketing channels to subscribe on the top of Internet.

As of March 31, 2011, the Company operated its business primarily in China through the above mentioned subsidiaries and investees. From time to time, the Company refers to them collectively as “PRC operating entities”.

2.	Summary of significant accounting policies

a)	Basis of presentation

The consolidated interim financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

d)	Foreign currency translation and transactions

The functional currency of the Company’s US holding company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating subsidiaries is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2011	December 31, 2010

Balance sheet items, except for equity accounts	6.5701	6.6118

	Three months ended March 31,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.5894	6.8360

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

f)	Accounts receivable

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

g)	Inventories

Inventories, consisting mainly of low value consumable articles are stated at the lower of cost or market value. Inventories are charged to expense when being withdrawn.

h)	Investment in equity investment affiliates

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee companies. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of income and comprehensive income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Share of earnings (losses) in equity investment affiliates” in the consolidated statements of income and comprehensive income. The Company’s carrying value (including advance to the investee) in equity method investee companies is reflected in the caption “Investment in and advance to equity investment affiliates” in the Company’s consolidated balance sheets.

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

j)	Acquired intangible assets, net

Purchased software is initially recorded at cost and amortized on a straight-line basis over the estimated useful economic life of three years.

Intangible assets other than goodwill acquired through various acquisitions (see Note 3) are amortized on a straight-line basis over their expected useful economic lives.

If an acquired intangible asset is determined to have an indefinite useful life, it should not be amortized until its useful life is determined to be no longer indefinite.  The Company reviews intangible assets' remaining useful lives in each reporting period.  If such an asset is later determined to have a finite useful life, the asset will be tested for impairment.  That asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same way as intangible assets subject to amortization.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three months ended March 31, 2011 and 2010, the Company did not record any impairment losses associated with long-lived assets.

l)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries.

Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level at least on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired.  The test consists of two steps. First, identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805, “Business Combinations.”

Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

m)	Deconsolidation

The Company accounts for deconsolidation of a subsidiary in accordance with ASC Topic 810 “Consolidation”.

 In accordance with ASC Topic 810-10-40-5, the parent shall account for the deconsolidation of a subsidiary by recognizing a gain or loss in net income attributable to the parent, measured as the difference between:

a. The aggregate of all of the following:

1. The fair value of any consideration received;

2. The fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated;

3. The carrying amount of any noncontrolling interest in the former subsidiary (including any accumulated other comprehensive income attributable to the noncontrolling interest) at the date the subsidiary is deconsolidated.

b. The carrying amount of the former subsidiary’s assets and liabilities.

n)	Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

o)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased and PRC business tax.

p)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the three months ended March 31, 2011 and 2010, advertising expenses for the Company’s own brand building were approximately US$465,000 and US$252,000, respectively.

q)	Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2011 and 2010 were approximately US$353,000 and US$134,000, respectively.

r)	Income taxes

The Company adopted ASC Topic 740 “Income taxes” and uses the liability method to account for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date.

s)	Uncertain tax positions

The Company adopted ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

t)	Share-based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

u)	Noncontrolling interest

The Company accounts for noncontrolling interests in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests (previously referred to as minority interests) as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income and comprehensive income statement. ASC Topic 810-10-45 also requires that losses attributable to the parent and the noncontrolling interest in a subsidiary be attributed to those interests even if it results in a deficit noncontrolling interest balance.

v)	Comprehensive income

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

w)	Earnings / (loss) per share

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

x)	Commitments and contingencies

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

y)	Fair value measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepayment and deposits, accounts payable, advances from customers, accruals and other payables. The carrying values of these financial instruments approximate fair values due to their short maturities.

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

z)	Recent accounting pronouncements affecting the Company

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) recently are not applicable to the Company.

3.	Acquisitions

As described in Note 1, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were consummated on January 4, 2011 and February 23, 2011, respectively. Each acquisition was accounted for using the purchase method of accounting in accordance with ASC Topic 805 “Business Combinations”, and accordingly the acquired assets and liabilities were recorded at their fair values on the dates of acquisitions and the results of their operations have been included in the Company’s results of operations since the dates of their acquisitions.  The Income approach is applied for identifiable intangible assets and non-controlling interests’ valuation. The Monte Carlo simulation is applied for the valuation of contingent consideration.  Contingent consideration arose from a term stipulated in the acquisition agreements with the sellers, which was that if pretax profit for 2012 and 2011 increases by less than 30% while compared to audited pretax profit of the prior year, the sellers need to compensate the acquirer for the difference between target pretax profit and actual result achieved then.

The income approach explicitly recognises that the current value of an asset is premised upon the expected receipt of future economic benefits focusing on the income producing capability of a business or an asset.   It measures the current value of a business or asset by calculating the present value of its future economic benefits such as earnings, cost savings, tax deduction, and proceeds from disposition.  Indications of value are developed by discounting these benefits to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risk associated with the particular investment which reflects both current return requirements of the market and specific investment. The discount rate selected is generally based on rates of return available from alternative investments of similar type and quality as of each assessment date.

Acquisition of Quanzhou Zhi Yuan

On December 18, 2010, the Company, through one of its PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan.  According to the acquisition agreement, the Company agreed to pay an aggregate cash consideration of RMB9,500,000 (approximately US$1,446,000) in exchange for a 100% equity interest of Quanzhou Zhi Yuan.  The Company prepaid a deposit of RMB6,500,000 (approximately US$983,000) of the cash consideration to an independent agent who was entrusted by both of the counter-parties upon signing the agreement, the shareholders of Quanzhou Zhi Yuan would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction.  On January 4, 2011, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Provision, and the prepaid cash consideration deposit was released to the shareholders of the Quanzhou Zhi Yuan accordingly. The Company determined the acquisition date of Quanzhou Zhi Yuan as of January 4, 2011, because this was the date both counter-parties had completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the date the control of the acquiree were officially and legally transferred to the Company in fact.

The following table summarizes the preliminary purchase price allocation as of January 4, 2011:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$11
Accounts receivables	17
Property and equipment, net	57
Other current liabilities	(13)
Deferred tax liabilities	(196)
Acquired intangible assets:
Trade Name	113	Indefinite
Contract Backlog	18	0.7
Customer Relationship	547	8
Non-Compete Agreement	106	5
Goodwill:
Assembled Workforce	20
Other unidentifiable intangibles	708
	728

Total Value	$1,388

Purchase price	$1,440
Contingent returnable consideration	(52)
Total amount to be allocated	$1,388

Acquisition of Quanzhou Tian Xi Shun He

On December 22, 2010, the Company, through one of its PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Tian Xi Shun He.  According to the acquisition agreement, the Company agreed to pay an aggregate cash consideration of RMB7,500,000 (approximately US$1,142,000) in exchange for a 51% equity interest of Quanzhou Tian Xi Shun He.  The Company prepaid a deposit of RMB3,500,000 (approximately US$529,000) of the cash consideration to an independent agent who was entrusted by both of the counter-parties upon signing the agreement, the shareholders of Quanzhou Tian Xi Shun He would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction.  On February 23, 2011, the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Provision, and the prepaid cash consideration deposit was released to the shareholders of the Quanzhou Tian Xi Shun He. The Company determined the acquisition date of Quanzhou Zhi Yuan as of February 23, 2011, because this was the date both counter-parties had completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the date the control of the acquiree was officially and legally transferred to the Company in fact.

The following table summarized the preliminary purchase price allocation as of February 23, 2011:

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$12
Accounts receivables and other receivables	55
Property and equipment, net	41
Other current liabilities	(34)
Deferred tax liabilities	(289)
Acquired intangible assets:
Trade Name	182	Indefinite
Contract Backlog	170	0.6
Customer Relationship	722	9
Non-Compete Agreement	83	5
Goodwill:
Assembled Workforce	23
Other unidentifiable intangibles	1,143
	1,166

Total Value	2,108

Purchase price	1,138
Fair value of non-controlling interest	1,034
Contingent returnable consideration	(64)
Total amount to be allocated	2,108

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Based on the Company’s assessment of the acquired companies' financial performance on its own or in total, it is not considered material to the Company. Thus the Company believes that the presentation of pro forma financial information with regard to a summary of the results of operations of the Company for the business combination is not necessary.

4.	Cash and cash equivalents

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Cash on hand	73	39
Bank deposit	17,557	15,551
	17,630	15,590

5.	Accounts receivable

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,720	4,319
Allowance for doubtful debts	-	-
Accounts receivable, net	5,720	4,319

All of the accounts receivable are non-interest bearing. As of May 12, 2011, approximately US$2,505,000 of the Company’s accounts receivable had been subsequently collected. Management believes that there will not be any collectability issue about these accounts receivable, therefore no allowance for doubtful accounts is required for the three months ended March 31, 2011.

6.	Other receivables

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan for marketing campaign	3,805	3,781
Short-term loans to third parties	304	3,781
Staff advances for normal business purpose	76	249
	4,185	7,811

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Short-term loan for marketing campaign: for one of its major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 to a TV series of 36 episodes, called “Xiao Zhang Feng Yun”. This TV series is produced for the commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty) and will be broadcasted on one or more of the CCTV channels and some of the provincial TV channels in year 2011. Year 2011 is the 100th Anniversary of the “Revolution of 1911” and hence, by participating in this TV series, the Company will gain the advertisement space on the closing of each episode. This loan had a length of approximately one year and is expected to have a return rate of 20%.

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

Management believes no allowance for doubtful accounts is required for these other receivables for the three months ended March 31, 2011.

7.	Prepayments and deposit to suppliers

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantees to TV advertisement and internet resources providers	2,631	2,778
Prepayments to TV advertisement and internet resources providers	745	413
Prepayment to online game operating service provider	-	91
Other deposits and prepayments	17	43
	3,393	3,325

Contract execution guarantee to TV advertisement and internet resources providers are paid as a contractual deposit to the Company’s service providers.  These amounts will be used to offset the service fee that needs to be paid to the service providers in the last month of each contract period.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amount in advance.  These prepayments will be transferred to cost of sales when the related services are provided.

8.	Due from equity investment affiliates

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Shenzhen Mingshan	49	-

Shenzhen Mingshan is one the equity investment affiliates of the Company.  Amounts due from Shenzhen Mingshan as of March 31, 2011 were mainly related to the hosted computer servers sold to Shenzhen Mingshan by the Company during the three months ended March 31, 2011.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Due from related parties

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	114	-
Beijing Telijie Century Environmental Technology Co., Ltd.	90	39
Soyilianmei Advertising Co., Ltd.	172	146
	376	185

These related parties are directly or indirectly owned by the Control Group or the management of the Company.  Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun, the owners of the Company’s PRC Operating Subsidiaries, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring.

Amount due from Soyilianmei Advertising Co., Ltd. was related to the internet advertising resources purchased by the Company on behalf of this related party.  The rest of the related party balances were outstanding receivables for the advertising services the Company provided to these related parties.

10.	Deposit for acquisitions

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Quanzhou Zhi Yuan	-	983
Quanzhou Tian Xi Shun He	-	529
	-	1,512

As described in Note 3, the Company prepaid RMB6,500,000 (approximately US$983,000) and RMB3,500,000 (approximately US$529,000) of the cash consideration for the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and a 51% equity interest of Quanzhou Tian Xi Shun He, respectively, as deposits to an independent agent who was entrusted by both of the counter-parties upon signing the agreement.  The shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction. As agreed by all parties, the completion dates of these acquisition transactions and the transfer of the control of the acquirees were the dates that the equity interest transfers were approved and registered with the relevant PRC government authorities and the prepaid cash consideration would be released to the shareholders of the acquirees on its respective transaction completion date.  Therefore, as of December 31, 2010, the cash considerations repaid were recorded as deposit for acquisitions.

On January 4, 2011 and February 23, 2011, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Provision, respectively, and the prepaid cash considerations deposits were released to the shareholders of the acquirees in accordance. The Company determined the acquisition dates of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as of January 4, 2011 and February 23, 2011, respectively, and the prepaid cash deposits were accounted for as part of the purchase price allocation (see Note 3).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Investment in and advance to equity investment affiliates

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	1,683	1,112
Advance to equity investment affiliates	7,610	6,050
	9,293	7,162

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the three months ended March 31, 2011:

	Beijing Yang Guang	Shenzhen Mingshan	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of January 1, 2011 (audited)	7,162	-	7,162
Deconsolidation of Shenzhen Mingshan	-	381	381
Gain on deconsolidation of Shenzhen Mingshan	-	229	229
Advances to Beijing Yang Guang	1,522	-	1,522
Share of Gain (losses) in equity investment affiliates	17	(64)	(47)
Exchange realignment	45	1	46
Balances as of March 31, 2011 (unaudited)	8,746	547	9,293

As of March 31, 2011, the Company’s equity investment affiliates included Beijing Yang Guang and Shenzhen Mingshan.

Beijing Yang Guang:

Beijing Yang Guang was incorporated on October 25, 2010. On December 8, 2010, one of the Company’s PRC operating subsidiaries, Shanghai Jing Yang acquired a 49% interest in Beijing Yang Guang for cash consideration of RMB7,350,000 (approximately US$1,119,000) and became the noncontrolling interest holder of Beijing Yang Guang.  The investment in Beijing Yang Guang was accounted for under the equity method.  For the three months ended March 31, 2011, the Company recognized its pro-rata share of earnings in Beijing Yang Guang of approximately US$17,000, which was reflected in the caption of “Share of earnings (losses) in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding increase to the carrying value of the investment in Beijing Yang Guang in the Company’s consolidated balance sheet.

In order to facilitate the daily operation of Beijing Yang Guang and supplement the working capital deficit to conduct the TV advertisement business, the Company agreed to provide RMB60,000,000 (approximately US$9,132,000) of working capital loan in the aggregate to Beijing Yang Guang. As of March 31, 2011, the Company has provided RMB50,000,000 (approximately US$7,610,000) of working capital loan to Beijing Yang Guang.  This working capital loan is interest-free and payment on demand. The term of this capital loan is subject to annual review and renewal at the end of each fiscal year.  The loan will be repaid on demand for the amount requested or on an annual basis if not demanded in one single payment at the end of each fiscal year.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s operating subsidiaries, Business Opportunities Online and three other individuals who were not affiliated with the Company.  Shenzhen Mingshan was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through January 6, 2011.  On January 6, 2011, an independent third party investor invested RMB15,000,000 (approximately US$2,283,070) cash into Shenzhen Mingshan and hence obtained 60% equity interest of Shenzhen Mingshan. The Company’s share of equity interest then decreased from 51% to 20.4%. The carrying value of the investment to Shenzhen Mingshan immediately after the deconsolidation which was approximately US$381,000 was included in the balance sheet as investment in equity investment affiliates.

The deconsolidation of Shenzhen Mingshan was accounted for in accordance to ASC Topic 810 “Consolidation”.  The Company recognized a gain of approximately US$229,000 upon deconsolidation of Shenzhen Mingshan, which has been recorded as a gain on deconsolidation of subsidiary in the Company’s consolidated statements of income and comprehensive income with a corresponding increase in the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.  This gain represents the excess of the fair value of the Company’s retained equity interest over its carrying value as of the date of deconsolidation.

The Company determined the estimated fair value of its retained equity interest in Shenzhen Mingshan based on the valuation of Shenzhen Mingshan used when an independent third party purchased equity in Shenzhen Mingshan, which purchase price was negotiated on an arm’s length basis.  Under these circumstances, the Company estimated the fair value of their non-controlling interest based on the fair value of controlling interest purchased by the independent thrid party.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the three months ended March 31, 2011, the Company recognized its pro-rate share of losses in Shenzhen Mingshan of approximately US$64,000, which was reflected in the caption of “Share of earnings (losses) in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.

12.	Property and equipment, net

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	588	584
Office equipment	1,240	1,183
Electronic devices	975	969
Total property and equipment	2,803	2,736
Less: accumulated depreciation	880	726
	1,923	2,010

Depreciation expenses in aggregate for the three months ended March 31, 2011 and 2010 were approximately US$133,000 and $80,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Acquired intangible assets, net

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Intangible assets not subject to amortization:
Trade Name	297	-
Intangible assets subject to amortization:
Contract Backlog	189	-
Customer Relationship	1,274	-
Non-Compete Agreement	190	-
Computer software	73	61
Total acquired intangible assets	2,023	61
Less: accumulated amortization	77	10
	1,946	51

Contract backlog, Customer relationship and Non-compete agreement were acquired through the acquisition transactions of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as described in Note 3.

Amortization expenses in aggregate for the three months ended March 31, 2011 and 2010 were approximately US$66,000 and US$ nil, respectively.

Based on the carrying value of the finite-lived intangible assets acquired from Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He recorded as of March 31, 2011, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses for the nine months ended December 31, 2011 is approximately US$298,000, and approximately US$187,000 per annual from fiscal year 2012.

14.	Goodwill

Changes in goodwill for the three months ended March 31, 2011 were as follows:

Amount
US$(’000)
(Unaudited)

Balance as of January 1, 2011	-
Acquisitions: (Note 3)
Quanzhou Zhi Yuan	728
Quanzhou Tian Xi Shun He	1,166
Exchange realignment	6
Balance as of March 31, 2011	1,900

15.	Accrued payroll and other accruals

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	228	258
Accrued operating expenses	162	212
	390	470

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	Payable for acquisitions

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Quanzhou Zhi Yuan	405	-
Quanzhou Tian Xi Shun He	545	-
	950	-

As described in Note 3, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Sun He on December 18, 2010 and December 22, 2010, respectively. According to the acquisition agreements, the Company agreed to pay an aggregate cash consideration of RMB9,500,000 and an aggregate cash consideration of RMB7,500,000 in exchange for a 100% equity interest of QuanZhou Zhi Yuan and a 51% of the equity interest of Quanzhou Tian Xi Shun He, respectively.  In December 2010, the Company prepaid a deposit of RMB6,500,000 and RMB3,500,000 of the cash consideration for the acquisition of the 100% of equity interest of Quanzhou Zhi Yuan and 51% equity interest of Quanzhou Tian Xi Shun He, respectively, to an independent agent who was entrusted by both of the counter-parties upon signing the agreement.  These two acquisition transactions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively.  The outstanding payments to the sellers were recorded as payable for acquisitions as of March 31, 2011. According to the acquisition agreements, if pretax profit for 2012 and 2011 increases by less than 30% while comparing to audited pretax profit of the prior year, the sellers needs to compensate the Company for the difference between the target pretax profit and actual results achieved. Fair value of the contingently returnable considerations for the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and a 51% equity interest of Quan Zhou Tian Xi Shun He, which was approximately US$52,000 and US$64,000, respectively, were deducted from the payable for acquisitions.

17.	Due to related parties

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Shiji Huigu Technology Investment Co., Ltd	-	91
Beijing Saimeiwei Food Equipments Technology Co., Ltd	3	3
Beijing Telijie Century Environmental Technology Co., Ltd.	-	45
Due to legal (nominal) shareholders of Shanghai Jing Yang	152	152
	155	291

The related parties listed above are directly or indirectly owned by the Control Group, the Company provided advertising services to them. The advance payments listed above are received from these parties for advertising services will be provided in the future periods.

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management. Prior to establishing the Contractual Agreements with the Company (see Note 1), the legal shareholders contributed RMB1,000,000 (approximately US$152,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation. This balance will be return to the legal (nominal) shareholders of Shanghai Jing Yang by the end of December 31, 2011.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18.	Due to Control Group

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Due to Control Group	82	81

Due to Control Group represents the outstanding balance that due to the Control Group for the costs and operating expenses paid by them on behalf of the Company during the years ended December 31, 2007 and 2008.

19.	Due to director

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Due to director	156	559

Due to director represents the operating expenses paid by director on behalf of the Company. The Company repaid the director approximately US$403,000 during the three months ended March 31, 2011.

20.	Taxation

1)Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the three months ended March 31, 2011 or prior periods.    The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the three months ended March 31, 2011 or prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

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

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013. Therefore, for the three months ended March 31, 2011 and 2010, the applicable income tax rate for Rise King WFOE was 12.5% and nil%, respectively.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, for the three months ended March 31, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was 15% and 7.5%, respectively.

●
Shanghai Jing Yang was incorporated in the Industrial Zone of Jiading District of Shanghai, the PRC, which provides a deemed income tax method for the companies registered in this zone. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, the income tax expenses under the deemed income tax method is calculated as 2.5% of the total revenue recognized in each of the reporting period.  As of March 31, 2011, Shanghai Jing Yang has submitted its application for applying this deemed income tax method, and has not obtained the approval from its local tax authority.

●
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC, which is capable to provide a more favorable income tax rate in the comparison with standard applicable income tax rate to the companies registered in this zone.  As of March 31, 2011, the effective income tax rate applicable to Business Opportunity Online Hubei is in the process of approval by the local tax authority and expected approval time cannot be estimated at this point. Business Opportunity Online Hubei has no revenue recognized for the three months ended March 31, 2011.

●	The applicable income tax rate for the other PRC operating subsidiaries of the Company is 25%.

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

3) Value added tax

As a general value-added tax payer, revenue from sales of software of Rise King WFOE is subjected to 17% value added tax.

As of March 31, 2011 and December 31, 2010, taxes payable consist of:

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Business tax payable	1,355	1,147
Culture industry development surcharge payable	2	5
Value added tax payable	-	216
Enterprise income tax payable	1,188	759
Individual income tax payable	64	66
	2,609	2,193

For the three months ended March 31, 2011 and 2010, the Company’s income tax expense consisted of:

	Three months ended March 31,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	446	214
Deferred	(15)	-
	431	214

The Company’s deferred income tax liabilities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of recognition of identifiable intangible assets acquired	485	-
Reversal during the period	(15)	-
Exchange realignment	2	-
	472	-

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He.  Reversal during the three months ended March 31, 2011 was due to the amortization of these acquired intangible assets.

As of March 31, 2011 and December 31, 2010, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

21.	Dividend payable

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Dividend payable to Series A convertible preferred stock holders	253	255

Dividend to Series A convertible preferred stock holders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible preferred stock was outstanding for each of the reporting period.  For the three months ended March 31, 2011, the Company paid approximately US$171,000 dividends to its Series A convertible preferred stock holders.

22.	Long-term borrowing from director

	March 31, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	133	132

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

23.	Series A convertible preferred stock

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with “ASC Topic 825 “Financial Instruments” subtopic 20, which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies”. The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered by the Company as of December 31, 2009 and remained effective as of March 31, 2011.  Therefore, the Company concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized for the three months ended March 31, 2011.

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

Allocation of the proceeds at commitment date and calculation of beneficial conversion feature

The following table summarized the allocation of proceeds to the Series A preferred stock and the Warrants based on its relative fair value upon issuance:

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

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control of the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  The Company concluded that the embedded conversion feature of the Series A preferred stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

According to ASC Topic 340 subtopic 10 section S99-1,   “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”, the Company deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock. The Company also concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If the Company had not issued the warrants to the placement agent, the Company would have had to pay the same amount of cash as the fair value.  Therefore, the Company deducted the total fair value of the Placement agent warrants as of the Commitment Date which was approximately US$733,000 as a deduction of the fair value assigned to the Series A preferred stock.

24.	Changes in fair value of Warrant

The Company analyzed the Warrants issued in the August 2009 Financing in accordance to ASC Topic 815 “Derivatives and Hedging” to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The Company adopted the provisions of ASC Topic 815 subtopic 40, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, the Company originally concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants were entitled to a price adjustment provision to allow the exercise price to be reduced, in the event the Company would issue or sell any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, the Company originally accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to the Company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$1,861,000 was recorded in earnings for the three months ended March 31, 2010. As the Warrants have been reclassified to equity on March 29, 2010, no gain or loss of changes in fair value of the Warrants would be recorded thereafter.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarized the above transactions:

	As of March 29, 2010	As of December 31, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	3,606	4,513	(907)
Series A-2 warrant	3,256	4,019	(763)
Placement agent warrants	841	1,032	(191)
	7,703	9,564	(1,861)

Warrants issued and outstanding at March 31, 2011 and changes during the three months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Average		Weighted	Average
	Number of	Average	Remaining	Number of	Average	Remaining
	underlying	Exercise	Contractual	underlying	Exercise	Contractual
	shares	Price	Life (years)	shares	Price	Life (years)
Balance, January 1, 2011	4,781,056	$3.31	2.77	4,781,056	$3.31	2.77
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2011	4,781,056	$3.31	2.53	4,781,056	$3.31	2.53

25.	Related party transactions

Advertising revenue from related parties:

	Three months ended March 31,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	-	142
-Beijing Fengshangyinli Technology Co., Ltd.	118	13
-Beijing Telijie Century Environmental Technology Co., Ltd.	72	39
	190	194

Purchase from related party:

During the three months ended March 31, 2011, one of the Company’s operating subsidiaries, Beijing CNET Online purchased approximately US$164,000 TV advertising time from Beijing Yang Guang, the Company’s equity investment affiliates for reselling.

Sales of fixed assets to an equity investment affiliate

During the three months ended March 31, 2011, one of the Company’s operating subsidiaries, Rise King WFOE sold some computer servers to Shenzhen Mingshan, the Company’s equity investment affiliate for approximately US$35,000, the profit from this transaction which was included in the Company’s consolidated earnings was approximately US$3,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$77,000 and US$44,000 for the year ended March 31, 2011 and 2010, respectively.

27.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and prepayments and other current assets. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

Concentration of Supplier

For the three months ended March 31, 2011, three suppliers accounted for 19%, 16% and 12% of the Company’s cost of sales, respectively. For the three months ended March 31, 2010, three suppliers accounted for 30%, 23% and 11% of the Company’s cost of sales, respectively.  Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended March 31, 2011 and 2010, respectively.

28.	Commitments

The following table sets forth the Company’s contractual obligations as of March 31, 2011:

	Office Rental	Server hosting and board- band lease	Purchase of TV Advertisement time	Purchase of internet advertisement resources	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Nine months ended December 31,
-2011	204	23	1,939	122	2,288
-Thereafter	-	-	-	-	-
Total	204	23	1,939	122	2,288

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29.	Segment reporting

The Company follows FASB ASC Topic 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance.

From January 1, 2011, the Company combined the Internet Advertisement Resources Reselling segment and the Internet Information Management (“IIM”) segment with the Internet Advertisement segment, due to the fact that the relative percentages of these two combined segments’ financial performances were immaterial and will continue to be immaterial to the Company’s consolidated financial results going forward.  Certain prior period amounts have been re-grouped to conform to the current period presentation.  Upon the acquisition of Quanzhou Zhi Yuan and Quanzhou Tianxi Shun He, the Company operated in an additional reportable business segment, which was Brand Management and Sales Channel Expansion.

	Three months ended March 31, 2011

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel expansion	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	6,086	726	137	75	-	-	7,024
Cost of sales	1,423	558	12	37	-	-	2,030
Total operating expenses	1,122	153	74	97	510 *	-	1,956
Including: Depreciation and amortization expense	46	20	46	64	23	-	199
Operating income(loss)	3,541	15	51	(59)	(510)	-	3,038

Gain on deconsolidation of subsidiary	-	-	-	-	229	-	229
Share of earnings (losses) in equity investment affiliates	-	17	-	-	(64)	-	(47)

Expenditure for long-term assets	-	-	34	-	34	-	68
Net income (loss)	3,099	31	51	(44)	(341)	-	2,796
Total assets	36,947	4,423	733	3,998	23,970	(23,606)	46,465

*Including US$106,580 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2010

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel expansion	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenue	4,694	5,402	132	-	-		-	10,228
Cost of sales	1,212	5,505	10	-	-		-	6,727
Total operating expenses	633	140	16	-	566	*	-	1,355
Including: Depreciation and amortization expense	26	29	16	-	21		-	92
Operating income(loss)	2,849	(243)	106	-	(566)		-	2,146

Changes in fair value of warrants	-	-	-	-	1,861		-	1,861
Expenditure for long-term assets	-	-	-	-	31		-	31
Net income (loss)	2,637	(243)	106		1,295		-	3,795
Total assets	14,175	10,415	317	-	9,352		(7,443)	26,816

*Including US$63,260 share-based compensation expenses.

30.	Earnings (Loss) per share

Basic and diluted earnings (loss) per share for each of the periods presented are calculated as follows:

	Three months ended March 31,
	2011	2010
	US$(’000)	US$(’000)
	(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc.	$2,812	$3,795
Dividend for Series A convertible preferred stock	(169)	(229)
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	2,643	3,566
Dividend for Series A convertible preferred stock	169	229
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	2,812	3,795

Weighted average number of common shares outstanding - Basic	17,244,315	16,234,409
Effect of diluted securities:
Series A Convertible preferred stock	2,735,605	3,715,511
Warrants	840,062	1,109,763
Weighted average number of common shares outstanding -Diluted	20,819,982	21,059,683

Earnings per share-Basic	$0.15	$0.22
Earnings per share-Diluted	$0.14	$0.18

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2011 and 2010, 54,000 common stock purchase options were not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

31.	Share-based compensation expenses

On July 12, 2010, the Company renewed the investor relations service contract with Hayden Communications International, Inc. (“HC”) for an18-month service contract commencing July 12, 2010.  As additional compensation, the Company granted HC 60,000 restricted shares of the Company’s common stock, which will be issued in 2011 in accordance with the service agreement. The shares will be issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. The 60,000 shares were valued at $3.80 per share, the closing bid of the Company’s common stock on the date of grant and the related compensation expense was amortized over the requisite service period.  Total compensation expenses recorded for the three months ended March 31, 2011 and 2010 were US$38,000 and US$ nil, respectively.

On November 30, 2009, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such changes of control. The company adopted Black-Scholes option pricing model to gauge the grant date fair value of these options.  The related compensation expenses were amortized over its vesting period.  Total compensation expenses recognized for the three months ended March 31, 2011 and 2010 were US$68,580 and US$23,760, respectively.

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

Options issued and outstanding at March 31, 2011 and their movements during the period are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2011	54,000	3.92	$5.00	27,000	3.92	$5.00
Granted/Vested	-			6,750		$5.00
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2011	54,000	3.67	$5.00	33,750	3.67	$5.00

CHINANET ONLINE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

32.	Subsequent events

●
On April 18, 2011, the Company, through one of its PRC operating subsidiaries, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). The registered capital and paid in capital of Hubei CNET is RMB1,000,000 (approximately US$152,205).  Hubei CNET is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

●
On April 18, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The register capital of Zhao Shang Ke Hubei is RMB2,000,000.  Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$155,250) and RMB980,000 (approximately US$149,160) cash in Zhao Shang Ke Hubei, respectively, and hence owned 51% and 49% of the equity interests of  Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is mainly engaged in providing advertisement design, production, promulgation and most importantly sales channels expansion services.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which engages in providing advertising, marketing and communication services to small and medium companies in China through www.28.com, (the portal websites of our PRC operating subsidiary), TV media and bank kiosks, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”).

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

At the time the above Contractual Agreements were signed, the controlling shareholder of China Net BVI was Rise King BVI, which holds 55% of China Net BVI’s common stock. At the time the Contractual Agreements were signed, the sole registered shareholder of Rise King BVI, was Mr. Yang Li, who held 10,000 shares of common stock of Rise King BVI, entered into slow-walk agreements with the Control Group individuals respectively, pursuant to which, upon the satisfaction of certain conditions, the Control Group individuals had the option to purchase the 10,000 shares of Rise King BVI, (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun, acting as a nominee for Mr. Zhige Zhang) owned by Mr. Yang Li, at a purchase price of US$ 1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group had the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiaries and affiliates (“ the Group”) generates at least RMB 100,000,000 of the gross revenue for twelve months commencing from January 1, 2009 to December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing from January 1, 2010 to June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing from July 1, 2010 to December 31, 2010 (the “Performance Period III”).  In the event that the Group did not achieve the performance targets specified above, then the Control Group individuals would have been able to exercise the Option at the Alternative Exercise Price (which is US$ 2 per share), on the date that the Acquisition has been completed or abandoned.  Each Control Group individual may purchase one-third of the total number of shares that he or she is eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above.

The Control Group individuals also entered an Entrustment Agreement with Rise King BVI collectively, pursuant to which, based on the 55% equity interest held in the Group directly or indirectly, Rise King BVI entrusted the Control Group to manage the Group companies by irrevocably authorizes the Control Group act on behalf of Rise King BVI, as the exclusive agents and attorneys with respect to all matters concerning Rise King BVI’s Shareholding, during the validity period of this Agreement, including the rights of Attending the shareholders’ meeting; Exercising all the shareholder’s rights and shareholder’s voting rights enjoyed by Rise King BVI under the laws and the articles of associations of the Company and each Group Companies, (collectively “the Group”) including without limitation voting for and making decisions on the increase or reduction of the authorized capital/registered capital, issuing company bonds, merger, division, dissolution, liquidation of the Group or change of Group’ type, amendment to the articles of association of the Group, designating and appointing the legal representatives (the chairman of the Board), directors, supervisors, general managers and other senior officers of the Group. The Control Group also agreed and confirmed that each of them shall act in concert with one another when exercising all of their rights (including but not limited to the voting rights) authorized to them in this Agreement.

As described above, each of Mssrs. Handong Cheng, and Xuanfu Liu and Ms. Li Sun entered into Share Transfer Agreements (slow-walk agreement) with Mr. Yang Li, the sole shareholder of Rise King BVI, which beneficially owns an aggregate of 7,434,940 shares of our Company’s Common Stock, (the “Subject Shares”). On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, Ms. Li Sun transferred her right to acquire 18% of the shares of Rise King BVI under the Share Transfer Agreement to Mr. Zhige Zhang, the chief financial officer of our Company.  On March 30, 2011, each of Mssrs. Handong Cheng, Xuanfu Liu and Zhige Zhang (the “PRC Persons”) exercised their right to purchase the outstanding stock of Rise King BVI.  On the same date, the Entrustment Agreement originally entered into among Rise King BVI and the Control Group was terminated. As a result of these transactions, the ownership of Rise King BVI was transferred from Mr. Yang Li to the PRC Persons.  Rise King BVI has sole voting and dispositive power over the Subject Shares.  The PRC Persons may be deemed to share voting power over the shares as a result of their collective ownership of all of the outstanding stock of Rise King BVI.

Pursuant to the above Contractual Agreements, all of the equity owners' rights and obligations of the PRC Operating Subsidiaries were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the PRC Operating Subsidiaries, and Rise King WFOE's ability to extract the profits from the operation of the PRC Operating Subsidiaries, and assume the residual benefits of the PRC Operating Subsidiaries. Because Rise King WFOE and its indirect parent are the sole interest holders of the PRC Operating Subsidiaries, the PRC Operating Subsidiaries are under common control with the Group, thus, China Net BVI consolidates the PRC Operating Subsidiaries from its inception, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

As a result of the Share Exchange on June 26, 2009, the former China Net BVI shareholders owned a majority of our common stock.  The transaction was regarded as a reverse acquisition whereby China Net BVI was considered to be the accounting acquirer as its shareholders retained control of our company after the Share Exchange, although we are the legal parent company.  The share exchange was treated as a recapita    lization of our company.  As such, China Net BVI (and its historical financial statements) is the continuing entity for financial reporting purposes. Following the Share Exchange, we changed our name from Emazing Interactive, Inc. to ChinaNet Online Holdings, Inc. The financial statements have been prepared as if China Net BVI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

As of the date of the Share Exchange, through a series of contractual agreements, we operate our business in China primarily through Business Opportunity Online, Beijing CNET Online. Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.

Shanghai Borongdingsi is owned 51% by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct bank kiosk advertisement business. The business is based on a bank kiosk cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The bank kiosk cooperation agreement has a term of eight years starting August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the bank kiosk business exclusively until the recovery of the cost of purchase of the equipment. Thereafter, Beijing CNET Online agreed to distribute 49% of the succeeding net profit generated from the bank kiosk advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business, pursuant to which our company, through our wholly owned subsidiary, Rising King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.  As of the date these contractual agreements signed, Shanghai Jing Yang had not establish any resources to conducted any business activities by itself and the carrying amount of the net assets of Shanghai Jing Yang which was all cash and cash equivalents approximate fair values due to their short maturities.   Therefore, Shanghai Jing Yang’s accounts were included in our consolidated financial statements with no goodwill recognized in accordance to ASC Topic 810 “Consolidation”.

We, through one of our PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire 100% equity interest of Quanzhou Zhi Yuan and 51% equity interest of Quanzhou Tian Xi Shun He, respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused mainly in the sportswear and clothing industry. These acquisitions enable our company an entry into the Fujian Province, a base of fast growing small and medium enterprises and having a complete suite of marketing and franchise promotion services allows our company to expand its market opportunity from franchises, dealerships and merchants looking to expand their businesses domestically in China.

On January 28, 2011, we, through one of our PRC operating subsidiaries, Business Opportunity Online formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is mainly engaged in internet advertisement design, production and promulgation.

On March 1, 2011, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The registered capital of Beijing Chuang Fu Tian Xia is RMB1,000,000.  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,500) and RMB490,000 (approximately US$74,500) cash in Beijing Chuang Fu Tian Xia, respectively, representing 51% and 49% of the equity interests of  Beijing Chuang Fu Tian Xi, respectively.  In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established subsidiary.  This subsidiary is mainly engaged in providing and operating internet advertising, marketing and communication services to small and medium companies through the websites associated with the above mentioned domain names. As of March 31, 2011, the above mentioned websites were still under development and should be fully available by the end of June 2011.

On June 24, 2010, Business Opportunity Online, together with three other individuals, who were not affiliated with us, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). The registered capital and paid-in capital of Shenzhen Mingshan was RMB10,000,000 and RMB5,000,000, respectively. Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectedly by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. As of March 31, 2011, Business Opportunity Online invested RMB4,020,000 (approximately US$611,863) in Shenzhen Mingshan.  On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with us, invested RMB15,000,000 (approximately US$2,283,070) cash into Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital increased from RMB10,000,000 and RMB5,000,000 to RMB25,000,000 and RMB20,000,000, respectively.  Therefore, from January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  Our share of the equity interest in ShenZhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in ShenZhen Mingshan but still retained an investment in, and significant influence over, Shenzhen Mingshan.

On December 8, 2010, we, through one of our PRC operating subsidiaries, Shanghai Jing Yang, acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for a cash consideration of RMB 7,350,000 (approximately US$1,118,704), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000. The investment in Beijing Yang Guang provided us the synergy to leverage lower TV time resources and hence improve the performance of the TV advertisement business segment and increase revenue from our customers as a result of an additional value–added advertising and marketing channels to subscribe on the top of Internet.

As of March 31, 2011, we operated our business primarily in China through the above mentioned subsidiaries and investees. From time to time, we refer to them collectively as “PRC operating entities”.

Through our PRC operating entities, we are one of China’s leading B2B fully integrated internet service provider for expanding small and medium enterprises’ (SMEs) sales networks in China. Our service founded on proprietary internet and advertising technologies mainly include preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, hosting mini-sites with online messaging and consulting functionalities, generating effective sales leads and providing online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China. Our multi-channel advertising and promotion platform consists of the website www.28.com, our Internet advertising portal, ChinaNet TV, our TV production and advertising unit, and our bank kiosk advertising unit, which was primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for the SME clients.

Basis of presentation, critical accounting policies and management estimates

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011. The results of operations for the interim periods presented are not indicative of the operating results to be expected for our fiscal year ending December 31, 2011.

We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2011	December 31, 2010

Balance sheet items, except for equity accounts	6.5701	6.6118

	Three months ended March 31,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.5894	6.8360

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

Investment in  equity investment affiliates

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not we exercise significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee companies. Under the equity method of accounting, an investee company’s accounts are not reflected within our consolidated balance sheets and statements of income and comprehensive income; however, our share of the earnings or losses of the investee company is reflected in the caption “Share of earnings (losses) in equity investment affiliates” in the consolidated statements of income and comprehensive income. Our carrying value (including advance to the investees) in equity method investee companies is reflected in the caption “Investment in and advance to equity investment affiliates” in our consolidated balance sheets.

When our carrying value in an equity method investee company is reduced to zero, no further losses are recorded in our consolidated financial statements unless we guaranteed obligations of the investee company or have committed additional funding. When the investee company subsequently reports income, we will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of acquisitions of interests in our subsidiaries.

Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level at least on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired.  The test consists of two steps. First, identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805, “Business Combinations.”

Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Revenue recognition

Our revenue recognition policies are in compliance with ASC Topic 605“Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv)collectability is reasonably assured.

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

We adopted ASC Topic 740 “Income taxes” and use liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date.

We adopted ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the three months ended March 31, 2011 and 2010, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We are incorporated in the State of Nevada.  Under the current laws of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the three months ended March 31, 2011 or prior periods.  We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from our non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the three months ended March 31, 2011 or prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013. Therefore, for the three months ended March 31, 2011 and 2010, the applicable income tax rate for Rise King WFOE was 12.5% and nil%, respectively.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, for the three months ended March 31, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was 15% and 7.5%, respectively.

●
Shanghai Jing Yang was incorporated in the Industrial Zone of Jiading District of Shanghai, the PRC, which provides a deemed income tax method for the companies registered in this zone.  Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, the income tax expenses under the deemed income tax method is calculated as 2.5% of the total revenue recognized in each of the reporting period.  As of March 31, 2011, Shanghai Jing Yang has submitted its application for applying this deemed income tax method, and has not obtained the approval from its local tax authority.

●
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC, which is capable to provide a more favorable income tax rate in the comparison with standard applicable income tax rate to the companies registered in this zone.  As of March 31, 2011, the effective income tax rate applicable to Business Opportunity Online Hubei is in the process of approval by the local tax authority and expected approval time cannot be estimated at this point. Business Opportunity Online Hubei has no revenue recognized for the three months ended March 31, 2011.

●	The applicable income tax rate for the other PRC operating subsidiaries of our company is 25%.

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

Series A convertible preferred stock

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

Allocation of the proceeds at commitment date and calculation of beneficial conversion feature

The following table summarizes the allocation of proceeds to the Series A preferred stock and the Warrants based on its relative fair value upon issuance:

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

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control of our company on or after an agreed upon date. We evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation.  We concluded that the embedded conversion feature of the Series A preferred stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

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

According to ASC Topic 340 subtopic 10 section S99-1,   “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”, we deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock. We also concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we deducted the total fair value of the Placement agent warrants as of the Commitment Date which was approximately US$733,000 as a deduction of the fair value assigned to the Series A preferred stock.

Changes in fair value of Warrant

We analyzed the Warrants issued in the August 2009 Financing in accordance to ASC Topic 815 “Derivatives and Hedging” to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  We adopted the provisions of ASC Topic 815 subtopic 40, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC Topic 815 subtopic 40, we originally concluded that the Warrants issued in the August 2009 financing should be treated as a derivative liability, because the Warrants were entitled to a price adjustment provision to allow the exercise price to be reduced, in the event we would issue or sell any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC Topic 815 subtopic 40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants fail to be qualified as indexed to our own stock and then to fail to meet the scope exceptions of ASC Topic 815. Therefore, we originally accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to our own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$1,861,000 was recorded in earnings for the three months ended March 31, 2010.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) recently are not applicable to our company.

Acquisitions consummated for the three months ended March 31, 2011:

The acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were consummated on January 4, 2011 and February 23, 2011, respectively.  Each acquisition was accounted for using the purchase method of accounting in accordance with ASC Topic 805 “Business Combinations”, and accordingly the acquired assets and liabilities were recorded at their fair values on the dates of acquisitions and the results of their operations have been included in our results of operations since the dates of their acquisitions.

Acquisition of Quanzhou Zhi Yuan

On December 18, 2010, we, through one of our PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan.  According to the acquisition agreement, we agreed to pay an aggregate cash consideration of RMB9,500,000 (approximately US$1,446,000) in exchange for a 100% equity interest of Quanzhou Zhi Yuan.  We prepaid a deposit of RMB6,500,000 (approximately US$983,000) of the cash consideration to an independent agent who were entrusted by both of the counter-parties upon signing the agreement, the shareholders of Quanzhou Zhi Yuan would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction.  On January 4, 2011, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Provision, and the prepaid cash consideration deposit was released to the shareholders of the Quanzhou Zhi Yuan in accordance. We determined the acquisition date of Quanzhou Zhi Yuan as of January 4, 2011, because this was the date both counter-parties had completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the date the control of the acquiree was officially and legally transferred to us in fact.

The following table summarizes the preliminary purchase price allocation as of January 4, 2011:

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$11
Accounts receivables	17
Property and equipment, net	57
Other current liabilities	(13)
Deferred tax liabilities	(196)
Acquired intangible assets:
Trade Name	113	Indefinite
Contract Backlog	18	0.7
Customer Relationship	547	8
Non-Compete Agreement	106	5
Goodwill:
Assembled Workforce	20
Other unidentifiable intangibles	708
	728

Total Value	1,388

Purchase price	1,440
Contingent returnable consideration	(52)
Total amount to be allocated	1,388

Acquisition of Quanzhou Tian Xi Shun He

On December 22, 2010, we, through one of our PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Tian Xi Shun He.  According to the acquisition agreement, we agreed to pay an aggregate cash consideration of RMB7,500,000 (approximately US$1,142,000) in exchange for a 51% equity interest of Quanzhou Tian Xi Shun He. We prepaid a deposit of RMB3,500,000 (approximately US$529,000) of the cash consideration to an independent agent who were entrusted by both of the counter-parties upon signing the agreement, the shareholders of Quanzhou Tian Xi Shun He would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction.  On February 23, 2011, the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He was approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Provision, and the prepaid cash consideration deposit was released to the shareholders of the Quanzhou Tian Xi Shun He. We determined the acquisition date of Quanzhou Zhi Yuan was February 23, 2011, because this was the date both parties completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and was also the date on which the control of the acquiree was officially and legally transferred to us.

The following table summarizes the preliminary purchase price allocation as of February 23, 2011:

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$12
Accounts receivables and other receivables	55
Property and equipment, net	41
Other current liabilities	(34)
Deferred tax liabilities	(289)
Acquired intangible assets:
Trade Name	182	Indefinite
Contract Backlog	170	0.6
Customer Relationship	722	9
Non-Compete Agreement	83	5
Goodwill:
Assembled Workforce	23
Other unidentifiable intangibles	1,143
	1,166

Total Value	2,108

Purchase price	1,138
Fair value of non-controlling interest	1,034
Contingent returnable consideration	(64)
Total amount to be allocated	2,108

A.           RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are in thousands of US dollars.

	Three months ended March 31,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$6,834	$10,034
From related parties	190	194
	7,024	10,228
Cost of sales
From unrelated parties	1,866	6,727
From related parties	164	-
	2,030	6,727

Gross margin	4,994	3,501

Operating expenses
Selling expenses	713	427
General and administrative expenses	890	794
Research and development expenses	353	134
	1,956	1,355

Income from operations	3,038	2,146

Other income (expenses):
Changes in fair value of warrants	-	1,861
Interest income	1	2
Share of earnings (losses) in equity investment affiliates	(47)	-
Gain on deconsolidation of subsidiary	229	-
Other income	6	-
	189	1,863

Income before income tax expense and noncontrolling interest	3,227	4,009
Income tax expense	431	214
Net income	2,796	3,795
Net loss attributable to noncontrolling interest	16	-
Net income attributable to ChinaNet Online Holdings, Inc.	2,812	3,795

	Three months ended March 31,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc.	$2,812	$3,795

Dividend of Series A convertible preferred stock	(169)	(229)

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$2,643	$3,566

Earnings per share
Earnings per common share
Basic	$0.15	$0.22
Diluted	$0.14	$0.18

Weighted average number of common shares outstanding:
Basic	17,244,315	16,234,409
Diluted	20,819,982	21,059,683

Comprehensive Income
Net income	2,796	3,795
Foreign currency translation gain	196	3
	$2,992	$3,798
Comprehensive Income
Comprehensive income / (loss) attributable to noncontrolling interest	(13)	-
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	3,005	3,798
	$2,992	$3,798

NON-GAAP MEASURES

To supplement the unaudited consolidated statement of income and comprehensive income presented in accordance with GAAP, we also provided non-GAAP measures of income from operations, income before income tax expenses, net income and basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, which were adjusted from results based on GAAP to exclude the non-cash gain recorded, which related to the gain on deconsolidation of a subsidiary for the three months ended March 31, 2011 and the fair value changes of the warrants we issued in our August 2009 financing for the three months ended March 31, 2010.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deems it important to provide all of this information to investors.

The following table presented reconciliations of our non-GAAP financial measures to the unaudited consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010, (all amounts in thousands of US dollars):

	Three months ended March 31,
	2011		2010
	GAAP	NON GAAP	GAAP	NON GAAP
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from operations	$3,038	$3,038	$2,146	$2,146
Other income (expenses):
Changes in fair value of warrants	-	-	1,861	-
Interest income	1	1	2	2
Share of earnings (losses) in equity investment affiliates	(47)	(47)	-	-
Gain on deconsolidation of subsidiary	229	-	-	-
Other income	6	6	-	-
	189	(40)	1,863	2
Income before income tax expense	3,227	2,998	4,009	2,148
Income tax expense	431	431	214	214
Net income	2,796	2,567	3,795	1,934
Net loss attributable to noncontrolling interest	16	16	-	-
Net income attributable to ChinaNet Online Holdings, Inc.	2,812	2,583	3,795	1,934

Net income attributable to ChinaNet Online Holdings, Inc.	2,812	2,583	3,795	1,934

Dividend for series A convertible preferred stock	(169)	(169)	(229)	(229)
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$2,643	$2,414	$3,566	$1,705

Earnings per common share-Basic	$0.15	$0.14	$0.22	$0.11
Earnings per common share-Diluted	$0.14	$0.12	$0.18	$0.09

Weighted average number of common shares outstanding:
Basic	17,244,315	17,244,315	16,234,409	16,234,409
Diluted	20,819,982	20,819,982	21,059,683	21,059,683

REVENUE

From January 1, 2011, we combined the Internet Advertisement Resources Reselling segment and the Internet Information Management (“IIM”) segment with the Internet Advertisement segment, due to the fact that the relative percentage of these two combined segments’ financial performances were immaterial and will continue to be immaterial to our consolidated financial results going forward.   Certain prior period amounts have been re-grouped to conform to the current period presentation.  Upon acquisition of Quanzhou Zhi Yuan and Quanzhou Tianxi Shun He, we operated in an additional reportable business segment, which was Brand Management and Sales Channel Expansion.

The following tables set forth a breakdown of our total revenue, divided into four segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	Three months ended March 31,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$6,086	87%	$4,694	46%
TV advertisement	726	10%	5,402	53%
Bank kiosks	137	2%	132	1%
Brand management and sales channel expansion	75	1%	-	-
Total	$7,024	100%	$10,228	100%

Revenue type	Three months ended March 31,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$6,086	100%	$4,694	100%
—From unrelated parties	5,896	97%	4,501	96%
—From related parties	190	3%	193	4%
TV advertisement	726	100%	5,402	100%
—From unrelated parties	726	100%	5,401	100%
—From related parties	-	-	1	-
Bank kiosks	137	100%	132	100%
—From unrelated parties	137	100%	132	100%
—From related parties	-	-	-	-
Brand management and sales channel expansion	75	100%	-	-
—From unrelated parties	75	100%	-	-
—From related parties	-	-	-	-
Total	$7,024	100%	$10,228	100%
—From unrelated parties	$6,834	97%	$10,034	98%
—From related parties	$190	3%	$194	2%

Total Revenues: Our total revenues decreased to US$7.0 million for the three months ended March 31, 2011 from US$10.2 million for the three months ended March 31, 2010, representing a 31% decrease.  That was mainly due to the significant decrease of the TV advertisement revenue during the three months ended March 31, 2011 as compared to the same period last year.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portal www.28.com with provision of the related technical support, related internet marketing service and content management and from the sale of advertising time purchased from different TV programs to unrelated third parties and to some of our related parties. We report our advertising revenue between related and unrelated parties because historically about 3%-6% of our advertising service revenues came from clients related to some of the shareholders of our PRC operating subsidiaries. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis.

In the first fiscal quarter of 2011, we continued to execute our strategy of focusing on the internet service, including internet advertising and marketing, search engine marketing and optimization, brand management, internet information management (management tools) and others, which in total achieved gross margins of 76.6% for the first fiscal quarter of 2011. We will continue to concentrate resources and capital on our advertising and marketing platform, including www.28.com and www.liansuo.com, which is currently under testing, and other related services in order to yield more predictable and recurring revenue.

Our advertising service revenues are recorded net of any sales discounts, these discounts include volume discounts and other customary incentives offered to our small and medium franchise and merchant clients, including additional advertising time for their advertisements if we have unused places available on our website and represent the difference between our official list price and the amount we charge our clients. We typically sign service contracts with our small and medium franchise and other small and medium enterprise clients that require us to advertise and market their franchise business, distribution business, dealership business, chain store business or business ventures in other formality on our portal website for specified places and specified periods; and/or place the advertisements onto our purchased advisement time during specific TV programs for specified periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients.

●
We achieved a 30% increase in internet advertising revenues to US$6.1 million for the three months ended March 31, 2011 from US$4.7 million for the same period in 2010. This increase is primarily a result of (1) the successful brand building effort that www.28.com made in prior years both on TV and at other well-known portal websites in China, as well as participating in government programs with respect to stimulating employment rates through entrepreneurship and launching of services to branded clients in China; (2) more mature client service technologies with addition of self-developed pre-sale customer relationship management; (3) launching of more value-added services as previously discussed; and (4) a more experienced sales team with additional sales members.

●
We had a 87% decrease in TV advertising revenue to US$0.73 million for the three months ended March 31, 2011 from US$5.4 million for the same period in 2010.  We generated this US$0.73 million of TV advertising revenue by selling approximately 835 minutes of advertising time that we purchased from two provincial TV stations as compared with approximately 7,500 minutes of advertising time purchased from seven TV stations that we sold in the same period of 2010.  The decrease in revenue from the TV advertisement segment was a direct result of the decrease of total minutes of TV advertising time sold during the three months ended March 31, 2011 as compared to the same period of 2010. Beginning in fiscaly year 2010, due to the increase in the cost per minute charged by the TV stations, which cost was passed on to our end customers, our clients’ demand for the TV advertising service decreased significantly.  Accordingly, we had to decrease our selling price to prevent losses in this segment, which led to a low gross profit margin of approximately 4% in this segment for fiscal year 2010.  Therefore, in fiscal 2011, we reduced the business scope of the TV division, which was integrated into the advertising and marketing platform.  For the three months ended March 31, 2011, we only kept limited number of TV programs which had relatively affordable cost per minute as compared to the selling price our customers are willing to pay. Therefore, the gross profit margin of this segment improved for the three months ended March 31, 2011 as compared with the same period of last year.  The TV division is not going to expand internally in terms of its operational size and manpower, but it will continue to grow through external outsourcing and potential partnerships and/or joint ventures to secure the availability of TV minutes when needed.

●
For the three months ended March 31, 2011, we achieved approximately US$0.14 million of revenue from bank kiosk business segment as compared to approximately US$0.13 million for the same period in 2010. The bank kiosk advertising business is still in the development stage and many detail still needs to be further analyzed and finalized before allocating more capital into this business unit. It was not a significant contribution to revenue for both the three months ended March 31, 2011 and 2010. Management believes that at this moment, this business is unlikely to expand and some of the technology used in this business unit will be integrated into the overall advertising and marketing platform.

●
Upon acquisition of Quanzhou ZhiYuan and Quanzhou Tian Xi Shun He, we operated our business in an additional reportable business segment, which was Brand Management and Sales Channel Expansion.  From the respectively acquisition dates through March 31, 2011, we achieved approximately US$0.08 million revenue from this segment.

Costs of revenue

Our costs of revenue consist of costs directly related to the offering of our advertising services.  The following table sets forth our costs of revenue, divided into four segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Three months ended March 31,
	2011			2010
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$6,086	$1,423	77%	$4,694	$1,212	74%
TV advertisement	726	558	23%	5,402	5,505	(2)%
Bank kiosk	137	12	91%	132	10	92%
Brand management and sales channel expansion	75	37	51%	-	-	-
Total	$7,024	$2,030	71%	$10,228	$6,727	34%

Cost of revenues: Our total costs of revenue decreased to US$2.0 million for the three months ended March 31, 2011 from US$6.7 million for the same period in 2010. This was mainly due to the significant decrease in costs associated with our lower margin business segment, TV advertisement business for the three months ended March 31, 2011, which was in line with the decrease of our TV advertisement revenue as discussed above.  Our cost of revenues related to offering of our advertising services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased for reselling, and business taxes and surcharges.

●
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, Google and Tecent (QQ), to alleviate our internet advertisement clients to get more diversified exposure and to generate more visits to their advertisements, including, their mini-sites, placed on our portal website.  We accomplish these objectives through sponsored search, advanced tracking, advanced traffic generating technologies, and search engine optimization technologies in connection with the well-known portal websites indicated above.  For the three months ended March 31, 2011 and 2010, our internet resources cost for internet advertising revenue was US$1.4 million and US$1.2 million, respectively. The increase of the internet resources cost was in line with the increase of the internet advertisement revenue. According to our historical experiences, the average gross profit margin for internet advertising services was approximately 70%-80%.  For the three months ended March 31, 2011 and 2010, the gross profit margin for this segment was 77% and 74% respectively, which was considered stable and reasonable for this business segment.  Excluding the internet advertising resources reselling business combined in this segment for the three months ended March 31, 2010, the internet advertising segment achieved a 75% gross profit margin for the three months ended March 31, 2010.

●
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. For the three months ended March 31, 2011 and 2010, we purchase TV advertisement time from two and seven provincial TV stations and resell it to our TV advertisement clients, respectively.  Our TV advertisement time cost was US$0.56 million and US$5.5 million for the three months ended March 31, 2011 and 2010, respectively. Our gross profit margin for this segment improved to 23% for the three months ended March 31, 2011 as compared to negative 2% for the same period of 2010. This improvement was mainly due to that we have limited our TV time purchase volume to match with our customers’ need and only kept the TV advertising time from the stations that can provide affordable cost as compared with the selling price can be afforded by our customers.

Gross Profit:  As a result of the foregoing, our gross profit was US$5.0 million for the three months ended March 31, 2011 as compared to US$3.5 million for the same period in 2010.  Along with the increase of the proportion of the high margin internet advertisement revenue over the total revenue for the three months ended March 31, 2011, which is 87% as compared to 46% for the same period in 2010, our overall gross margin increased to 71% as compared with 34% for the same period in 2010.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three months ended March 31,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$7,024	100%	$10,228	100%
Gross Profit	4,994	71%	3,501	34%
Selling expenses	713	10%	427	4%
General and administrative expenses	890	13%	794	8%
Research and development expenses	353	5%	134	1%
Total operating expenses	$1,956	28%	$1,355	13%

Operating Expenses:  Our operating expenses increased to US$1.96 million for the three months ended March 31, 2011 from US$1.36 million for the same period of 2010.

●
Selling expenses: Selling expenses increased to US$0.7 million for the three months ended March 31, 2011 from US$0.4 million for the same period of 2010.  Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of www.28.com, other advertising and promotional expenses, staff salaries staff benefits, performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses.  For the three months ended March 31, 2011, the increase in our selling expenses was mainly due to the following reasons: (1) increase of the www.28.com brand development advertising expenses on TV programs for approximately US$0.2 million; (2) increase of the server hosting and broadband leasing expenses for approximately US$0.06 million; and (3) increase of the staff salary and benefit expenses for approximately US$0.04 million, which were in line with the expansion of our business.

●
General and administrative expenses: General and administrative expenses increased to US$0.9 million for the three months ended March 31, 2011 as compared to US$0.8 million for the same period in 2010.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, amortization of intangible assets, professional service fees, maintenance, utilities and other office expenses.  The increase in our general and administrative expenses for the three months ended March 31, 2011 was mainly due to the consolidation of the general and administrative expenses incurred by Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He after their respective acquisition dates for approximately US$0.93 million, which was mainly consist of the amortization of the intangible assets (i.e. contract backlog, customer relationship and non-compete agreement) recognized upon completion of these acquisition transactions over its respective estimated economic life.

●
Research and development expenses: Research and development expenses increased to US$0.35 million for the three months ended March 31, 2011 from US$0.13 million for the same period of 2010.  Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the three months ended March 31, 2011 was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and other general administrative expense and supplies.  We expect that our research and development expenses will increase in future periods as we continue to expand, optimize and enhance the technology of our portal website, upgrade our advertising and internet management software and develop other related cloud-based management tools. In the next three to five years, we expect research and development expenses to be within the range of four percent to six percent of our total revenues.

Operating Profit: As a result of the foregoing, our operating profit increased to US$3.0 million for the three months ended March 31, 2011 from US$2.1 million for the same period of 2010.

Changes in Fair Value of Warrants: We originally accounted for our warrants issued to the investors and the placement agent in our August 2009 financing as derivative liabilities under ASC Topic 815 “Derivatives and Hedging”, because it contains a “Down-round” protection that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  The “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.  On March 29, 2010, we and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the investor and placement agent warrants removes the “Down-round protection” rights.  In addition, the amendment to the warrants added a provision to grant the holders of a majority of the warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants.   As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to our own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$ 7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability for the three months ended March 31, 2010, which was approximately US$ 1,861,000 was recorded in earnings. As the Warrants had been reclassified to equity on March 29, 2010, no gain or loss of changes in fair value of Warrants would be recognized thereafter.

Share of earnings (losses) in equity investment affiliates: As of March 31, 2011 and for the three months then ended, we had two equity investment affiliates, which were Beijing Yang Guang and Shenzhen Mingshan.  We acquired a 49% equity interest in Beijing Yang Guang on December 8, 2010.  Therefore, for the three months ended March 31, 2011, we recognized our pro-rate share of earning in Beijing Yang Guang, which was approximately US$17,000, with a corresponding increase to the carrying value of the long term investment in Beijing Yang Guang.  Shenzhen Mingshan used to be 51% owned by one of our operating subsidiaries and was a consolidated subsidiary of our company from its date of incorporation through January 6, 2011.  On January 6, 2011, an independent third party investor invested RMB15,000,000 (approximately US$2,283,000) cash to Shenzhen Mingshan, and hence obtained 60% equity interest of Shenzhen Mingshan, our company’s share of equity interest then decreased from 51% to 20.4% accordingly, Shenzhen Mingshan then because an equity investment affiliate of our company.  Therefore, we recognized our pro-rate share of losses in Shenzhen Mingshan, which was approximately US$64,000 for the three months ended March 31, 2011 with a corresponding decrease to the carrying value of long term investment in Shenzhen Mingshan.  Therefore, net amount recognized as share of losses in equity investment affiliates recognized for three months ended March 31, 2011 was about US$47,000 for these two equity investment affiliates.

Gain on deconsolidation of subsidiary: The deconsolidation of Shenzhen Mingshan occurred on January 6, 2011 was accounted for in accordance with ASC Topic 810 “Consolidation”.  We recognized a gain of approximately US$229,000 upon deconsolidation of Shenzhen Mingshan in our consolidated statements of income and comprehensive income with a corresponding increase to the carrying value of the investment in Shenzhen Mingshan in the consolidated balance sheet.  This deconsolidation gain represents the excess of the fair value of our retained equity interest in Shenzhen Mingshan over its carrying value as of the date of deconsolidation.

Income Tax: We recognized an income tax expense of US$0.43 million and US$0.21 million for the three months ended March 31, 2011 and 2010, respectively.  The increase of the income tax expenses was mainly due to the increase of the effective income tax rate of our PRC operating subsidiaries, Business Opportunity Online and Rise King WFOE for the three months ended March 31, 2011 as compared to that for the same period of 2010.  For fiscal year 2011, the applicable income tax rate for Business Opportunity Online and Rise King WFOE is 15% and 12.5%, respectively.  For fiscal year 2010, the applicable income tax rate for these two operating subsidiaries was 7.5% and nil%, respectively.

Net Income: As a result of the foregoing, our net income amounted to US$2.8 million for the three months ended March 31, 2011 as compared to US$3.8 million for the same period of 2010. Excluding the non-cash gain of US$0.23 million recognized for deconsolidation of Shenzhen Mingshan and the US$1.86 million gain recorded as changes in fair value of warrants for the three months ended March 31, 2011 and 2010, respectively, we achieved net income amounted to US$2.6 million and US$1.9 million for the three months ended March 31, 2011 and 2010, respectively.

Loss attributable to noncontrolling interest: On March 1, 2011, one of our PRC operating subsidiaries, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia. Beijing Chuang Fu Tian Xia is 51% owned by Business Opportunity Online and 49% owned by the co-founder individual. As of March 31, 2011, Beijing Chuang Fu Tian Xia was still in the start-up stage, On February 23, 2011, we, through one of our PRC operating subsidiaries, Beijing CNET Online, acquired a 51% equity interest of Quanzhou Tian Xi Shun He. Net losses of Beijing Chuang Fu Tian Xia and Quanzhou Tian Xi Shun He for the three months ended March 31, 2011 were allocated between its respective shareholders based on its respective percentage of the ownership in the entity.  For the three months ended March 31, 2011, the net losses allocated to the noncontrolling interest shareholders of Beijing Chuang Fu Tian Xia and Quanzhou Tian Xi Shun He was approximately US$0.004 million and US$0.012 million, respectively.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income we achieved for the three months ended March 31, 2011 minus the net loss attributable to the noncontrolling interest shareholders as discussed above was the net income attributable to ChinaNet Online Holdings, Inc.

Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible preferred stockholders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share was outstanding within the reporting period. The cash dividend we accrued for the Series A convertible preferred stock was approximately US$0.17 million and US$0.23 million for the three months ended March 31, 2011 and 2010, respectively.

Net income attributable to ChinaNet’s common shareholders: Net income attributable to ChinaNet’s common shareholders represents the net income after the allocation to the noncontrolling interest shareholders minus the cash dividend accrued for Series A convertible preferred stock.

B.           LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.   As of March 31, 2011, we had cash and cash equivalents of US$17.6 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advanced payment to TV advertising time and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, and investments in computers and other office equipment. To date, we have financed our liquidity need primarily through proceeds from our operating activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Three months ended March 31,
	2011	2010
	Amounts in thousands of US dollars

Net cash provided by operating activities	$3,821	$256
Net cash used in investing activities	(1,743)	(31)
Net cash used in financing actives	(97)	(1,748)
Effect of foreign currency exchange rate changes on cash	59	1
Net increase (decrease) in cash and cash equivalents	$2,040	$(1,522)

Net cash provided by operating activates: Our net cash provided by operating activities was US$3.8 million and US$0.26 million for the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011, we achieved approximately US$2.9 million net income (excluding the US$0.23 million non-cash gain recognized for deconsolidation of Shenzhen Mingshan and the approximately US$0.35 million of non-cash expenses of depreciation, amortization, share of losses in equity investment affiliates and the share-based compensation expenses). During the three months ended March 31, 2011, we collected approximately US$3.7 million third party loans granted for the purpose of expansion of our potential value added communication channel resources; on the other hand, our account receivables increased by approximately US$1.3 million and advance from customers decreased by approximately US$1.3 million.  These transactions adjusted our net income of approximately US$2.9 million to the net cash inflow of approximately US$3.8 million for the three months ended March 31, 2011. For the three months ended March 31, 2010, we achieved approximately US$2.1 million net income (excluding the US$1.86 million of non-cash gain recorded as changes in fair value of the warrant liabilities and approximately US$0.16 million non-cash expense of depreciation and share based compensation expenses).  For the three months ended March 31, 2010, accounts receivable increased by approximately US$1.1 million, we also paid approximately US$0.7 million income tax expenses for the year ended December 31, 2009 based on 25% income tax rate, which was refunded in June 2010. These transactions adjusted our net income of approximately US$2.1 million to net cash inflow of approximately US$0.3 million for the three months ended March 31, 2010.

Net cash used in investing activities: Our net cash used in investing activities for the three months ended March 31, 2011 was approximately US$1.74 million, which mainly included the following transactions: (1) we made an additional loan to Beijing Yang Guang for approximately US$1.5 million to facilitate their working capital deficit for the expansion of this noncontrolling entity in the fields of the TV advertisement business; (2) we paid approximately US$0.07 million for purchasing of computers, office equipment and computer software as a result of the expansion of our business and increasing in our staff;  (3) the cash effect on deconsolidation of Shenzhen Mingshan which was approximately US$0.18 million, representing the cash and cash equivalent balance of Shenzhen Mingshan as of the date of deconsolidation; (4) we received approximately US$0.02 million cash from acquisition of Quanzhou Zhi Yuan and Quanzhou Tianxi Shunhe, representing the total cash and cash equivalent balance of these two companies as of its respective acquisition date.  Net cash used in investing activities for the three months ended March 31, 2010, which was approximately US$0.03 million was mainly the cash used for purchasing of computers and office equipment.

Net cash used in financing activities: Our net cash used in financing activities for the three months ended March 31, 2011 was approximately US$0.1 million which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders for approximately US$0.17 million; and (2) cash contributed by the noncontrolling interest shareholder of Beijing Chuang Fu Tian Xi for approximately US$0.07 million in connection to the establishment of the company.  Net cash used in financing activities was approximately US$1.75 million for the three months ended March 31, 2010, which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders for approximately US$0.29 million; and (2) a temporary loan to third parties for approximately US$1.46 million, which were collected in May 2010.

C.           Off-Balance Sheet Arrangements

Our Company did not have any significant off-balance sheet arrangements as of March 31, 2011.

Recent Development:

●
On April 18, 2011, we, through one of our PRC operating subsidiaries, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). The registered capital and paid in capital of Hubei CNET is RMB1,000,000 (approximately US$152,205).  Hubei CNET is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

●
On April 18, 2011, one of our PRC operating subsidiaries, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The registered capital of Zhao Shang Ke Hubei is RMB2,000,000.  Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$155,250) and RMB980,000 (approximately US$149,160) cash in Zhao Shang Ke Hubei, respectively, and hence owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is mainly engaged in providing advertisement design, production, promulgation and most importantly sales channels expansion services.

●	Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

●	Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

●	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: May 16, 2011	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)