Form 10-Q
period 2011-06-30
ChinaNet Online Holdings, Inc.
filed 2011-08-15
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 12, 2011, the registrant had 17,600,128 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F1-F2

Consolidated Statements of Income and Comprehensive Income for the Six and Three Months Ended June 30, 2011 and 2010 (Unaudited)	F3-F4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	F5-F6

Notes to Consolidated Financial Statements (Unaudited)	F7-F39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40-62

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3. Defaults Upon Senior Securities	63

Item 4. [Removed and Reserved]	63

Item 5. Other Information	63

Item 6. Exhibits	64

Signatures

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2011	December 31, 2010
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,447	$15,590
Restricted cash	189	-
Accounts receivable	6,685	4,319
Other receivables	6,645	7,811
Prepayment and deposit to suppliers	3,596	3,325
Due from equity investment affiliates	42	-
Due from related parties	451	185
Deposit for acquisitions	-	1,512
Other current assets	34	31
Total current assets	34,089	32,773

Investment in and loan to equity investment affiliates	7,840	7,162
Property and equipment, net	1,945	2,010
Intangible assets, net	1,845	51
Prepayment for purchase of intangibles	1,436	-
Contingent consideration receivable	117	-
Goodwill	1,931	-
Total Assets	$49,203	$41,996

Liabilities and Equity
Current liabilities:
Accounts payable	$438	$174
Advances from customers	673	2,120
Other payables	109	10
Accrued payroll and other accruals	406	470
Payable for acquisitions	727	-
Due to related parties	158	291
Due to Control Group	-	81
Due to director	413	559
Taxes payable	3,054	2,193
Dividend payable	294	255
Total current liabilities	6,272	6,153

Long-term liabilities:
Deferred tax liability-non current	448	-
Long-term borrowing from director	135	132
Total Liabilities	6,855	6,285

Commitments and contingencies

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	June 30, 2011	December 31, 2010
	(US $)	(US $)
	(Unaudited)

Equity:
Series A convertible preferred stock (US$0.001 par value; authorized 8,000,000 shares; issued and outstanding 2,403,289 and 2,877,600 shares at June 30, 2011 and December 31, 2010, respectively; aggregate liquidation preference amount: $6,302 and $7,449, including accrued but unpaid dividends of $294 and $255, at June 30, 2011 and December 31, 2010, respectively)	2	3
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 17,576,631 shares and 17,102,320 shares at June 30, 2011 and December 31, 2010, respectively)	18	17
Additional paid-in capital	18,724	18,614
Statutory reserves	1,587	1,587
Retained earnings	20,114	14,630
Accumulated other comprehensive income	1,651	930
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	42,096	35,781

Noncontrolling interest	252	(70)
Total equity	42,348	35,711

Total Liabilities and Equity	$49,203	$41,996

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In thousands)
	For the six months		For the three months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
To unrelated parties	$15,636	$21,660	$8,814	$11,627
To related parties	457	607	267	413
	16,093	22,267	9,081	12,040
Cost of sales
From unrelated parties	4,690	12,663	2,831	5,936
From related party	768	-	606	-
	5,458	12,663	3,437	5,936

Gross margin	10,635	9,604	5,644	6,104

Operating expenses
Selling expenses	1,620	1,337	908	911
General and administrative expenses	1,865	1,595	975	801
Research and development expenses	724	330	372	196
	4,209	3,262	2,255	1,908

Income from operations	6,426	6,342	3,389	4,196

Other income (expenses):
Changes in fair value of warrants	-	1,861	-	-
Interest income	4	4	3	2
Share of losses in equity investment affiliates	(105)	-	(59)	-
Gain on deconsolidation of subsidiary	230	-	-	-
Other income (expenses)	5	3	(1)	3
	134	1,868	(57)	5

Income before income tax expense and noncontrolling interest	6,560	8,210
			3,332	4,201
Income tax expense	751	279	319	65
Net income	5,809	7,931	3,013	4,136
Net (income) / loss attributable to noncontrolling interest	(3)	77	(19)	77
Net income attributable to ChinaNet Online Holdings, Inc.	5,806	8,008	2,994	4,213

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	Six Months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc.	5,806	8,008	2,994	4,213
Dividend of Series A convertible preferred stock
	(322)	(422)	(153)	(193)

Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$5,484	$7,586	$2,841	$4,020

Earnings per share
Earnings per common share
Basic	$0.32	$0.46	$0.16	$0.24
Diluted	$0.28	$0.38	$0.15	$0.20

Weighted average number of common shares outstanding:
Basic	17,387,336	16,542,966	17,528,785	16,848,023
Diluted	20,410,724	20,900,374	20,005,962	20,742,817

Comprehensive Income
Net income	$5,809	$7,931	$3,013	$4,136
Foreign currency translation gain	744	77	548	74
	$6,553	$8,008	$3,561	$4,210
Comprehensive Income
Comprehensive income / (loss) attributable to noncontrolling interest	$26	$(77)	$39	$(77)
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	6,527	8,085	3,522	4,287
	$6,553	$8,008	$3,561	$4,210

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$5,809	$7,931
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	470	163
Share-based compensation expenses	172	121
Changes in fair value of warrants	-	(1,861)
Share of (earnings) losses in equity investment affiliates	105	-
Gain on deconsolidation of subsidiary	(230)	-
Gain on disposal of property and equipment	(3)	-
Deferred taxes	(46)	-
Changes in operating assets and liabilities
Accounts receivable	(2,171)	(1,559)
Other receivables	1,320	2,110
Prepayment and deposit to suppliers	(309)	(1,343)
Due from related parties	(258)	228
Other current assets	(2)	(238)
Accounts payable	258	38
Advances from customers	(1,477)	31
Accrued payroll and other accruals	(50)	95
Due to Control Group	(81)	(4)
Due to director	(147)	162
Due to related parties	(137)	(24)
Other payables	77	(6)
Taxes payable	797	339
Net cash provided by operating activities	4,097	6,183

Cash flows from investing activities
Purchases of property and equipment	(152)	(110)
Purchase of intangible assets	(11)	(4)
Prepayment for purchase of intangibles	(1,418)	-
Restricted cash for incorporation of subsidiaries	(186)	-
Cash from acquisition of subsidiaries	24	-
Cash effect on deconsolidation of a subsidiary	(182)	-
Payment for acquisition of subsidiaries	(1,451)	-
Net cash used in investing activities	(3,376)	(114)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Six months ended June 30,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Cash investment contributed by noncontrolling interest	224	143
Dividend paid to Series A convertible preferred stockholders	(283)	(284)
Increase of short-term loan to third parties	-	(2,034)
Net cash used in financing activities	(59)	(2,175)

Effect of exchange rate fluctuation on cash and cash equivalents	195	37

Net increase (decrease) in cash and cash equivalents	857	3,931

Cash and cash equivalents at beginning of the period	15,590	13,917
Cash and cash equivalents at end of the period	$16,447	$17,848

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$117	$1,082
Income taxes refunded	$-	$921

Non-cash transactions:
Warrant liability reclassify to additional paid in capital	$-	$7,703
Restricted stock and options granted for future service	$87	$177

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800  shares (the “Exchange Shares”) in the aggregate of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which engages in providing advertising, marketing and communication services to small and medium companies in China through www.28.com, (the portal website of the Company’s PRC operating subsidiary), TV media and bank kiosks,  through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”).

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On June 24, 2010, one of the Company’s PRC operating subsidiaries, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). The registered capital and paid-in capital of Shenzhen Mingshan was RMB10,000,000 and RMB5,000,000, respectively. Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing of internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. As of June 30,, 2011, Business Opportunity Online has invested RMB4,020,000 (approximately US$611,863) in Shenzhen Mingshan. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with the Company, invested RMB15,000,000 (approximately US$2,283,070) cash into Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital increased from RMB10,000,000 (approximately US$1,466,000) and RMB5,000,000 (approximately US$733,000) to RMB25,000,000 (approximately US$3,786,000) and RMB20,000,000 (approximately US$3,029,000), respectively.  Therefore, from January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  The Company’s share of the equity interest in ShenZhen Minshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in ShenZhen Mingshan, but still retains an investment in and significant influence over Shenzhen Mingshan.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 8, 2010, the Company, through one of its  PRC operating subsidiaries, Shanghai Jing Yang acquired a 49% interest of a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for cash consideration of RMB 7,350,000 (approximately US$1,112,000), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000 (approximately US$2,269,000). The investment in Beijing Yang Guang provided the Company with the synergy to leverage lower TV time resources and hence improve the performance of the TV advertisement business segment and increase revenue from the Company’s customers as a result of an additional value–added advertising and marketing channels to subscribe on the top of Internet.

The Company, through one of its PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire 100% equity interest of Quanzhou Zhi Yuan and 51% equity interest of Quanzhou Tian Xi Shun He, respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively (see Note 3).  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused mainly in the sportswear and clothing industry. In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest of Quanzhou Tian Xi Shun He for a cash consideration of RMB7,200,000 (approximately US$1,114,000). On June 27, 2011, this transaction has been approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province of PRC and on the same date, Quanzhou Tian Xi Shun He became the wholly owned subsidiary of the Company.

On January 28, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is mainly engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online, together with an individual, who was not affiliated with the Company, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The registered capital of Beijing Chuang Fu Tian Xia is RMB1,000,000 (approximately US$152,000).  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,500) and RMB490,000 (approximately US$74,500) cash in Beijing Chuang Fu Tian Xia, respectively, representing 51% and 49% of the equity interests of  Beijing Chuang Fu Tian Xi, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established subsidiary.  This subsidiary is mainly engaged in providing and operating internet advertising, marketing and communication services to small and medium companies through the websites associated the above mentioned domain names.  As of June 30, 2011, major developments and adjustments to the websites are mostly completed and are now proceeding into the second test run stage for improvement.

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

On April 18, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The registered capital of Zhao Shang Ke Hubei is RMB2,000,000 (approximately US$306,000).  Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$156,000) and RMB980,000 (approximately US$150,000) cash in Zhao Shang Ke Hubei, respectively, and hence owned 51% and 49% of the equity interests of  Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is mainly engaged in providing advertisement design, production, promulgation and most importantly sales channels expansion services.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2011, the Company operated its business primarily in China through the above mentioned subsidiaries and investees. From time to time, the Company refers to them collectively as “PRC operating entities”.

2.	Summary of significant accounting policies

a)	Basis of presentation

The consolidated interim financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2011 and for the six and three months ended June 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011, its consolidated results of operations for the six and three months ended June 30, 2011 and 2010, and its consolidated cash flows for the six months ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

d)	Reclassification

Certain prior period amounts have been regrouped to conform to the current period presentation, which did not have any impact to the Company’s prior period’s consolidated financial position, consolidated results of operations and consolidated cash flows

e)	Foreign currency translation and transactions

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2011	December 31, 2010

Balance sheet items, except for equity accounts	6.4640	6.6118

	Six months ended June 30,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.5482	6.8347

	Three months ended June 30,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.5074	6.8335

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

g)	Restricted cash

Restricted cash consists of cash and cash equivalents which the Company has pledged to fulfill certain obligations and are not available for general corporate purposes.

h)	Accounts receivable

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

i)	Investment in equity investment affiliates

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee companies. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of income and comprehensive income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Share of earnings (losses) in equity investment affiliates” in the consolidated statements of income and comprehensive income. The Company’s carrying value (including loan to the investee) in equity method investee companies is reflected in the caption “Investment in and loan to equity investment affiliates” in the Company’s consolidated balance sheets.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

j)	Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Vehicles	5 years
Office	3-5 years
Electronic	5 years

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

k)	Intangible assets, net

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

The Company accounted for website development costs in accordance with ASC Topic 350-50, which requires that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. ASC Topic 350-50 also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred.

Based on the Company analysis of its website development cost which is subject to capitalization in accordance with ASC Topic 350-50 incurred for the development of www.liansuo.com and www.chuangye.com, the Company didn’t capitalize such cost, as the amount was considered immaterial, which was mainly the labor cost of its R&D staff of approximately US$35,000 in the aggregate.

l)	Impairment of long-lived assets

Long-lived assets, which include tangible long-lived assets and intangible long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value.

For the six and three months ended June 30, 2011 and 2010, the Company did not record any impairment losses associated with long-lived assets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

m)	Goodwill

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

n)	Deconsolidation

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

o)	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary

The Company accounted for changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary in accordance with ASC Topic 805 Business Combination, subtopic 10, which requires the transaction be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss shall be recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent and reallocated the subsidiary’s accumulated comprehensive income, if any, among the parent and the noncontrolling interest through an adjustment to the parent’s equity.

p)	Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales include revenues from internet advertising generated from the Company’s portal websites, reselling of internet advertising spaces and other internet advertisement related resources purchased from other portal websites, reselling of advertising time purchased from TV stations and brand management and sales channel expansion services. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

q)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased, director labor cost and PRC business tax.

r)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the six months ended June 30, 2011 and 2010, advertising expenses for the Company’s own brand building were approximately US$1,019,000 and US$949,000, respectively. For the three months ended June 30, 2011 and 2010, advertising expenses for the Company’s own brand building were approximately US$555,000 and US$697,000, respectively.

s)	Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2011 and 2010 were approximately US$724,000 and US$330,000, respectively. Expenses for research and development for the three months ended June 30, 2011 and 2010 were approximately US$372,000 and US$196,000, respectively.

t)	Income taxes

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

u)	Uncertain tax positions

The Company adopted ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the six and three months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

v)	Share-based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

w)	Noncontrolling interest

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

x)	Comprehensive income

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

y)	Earnings / (loss) per share

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

z)	Commitments and contingencies

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

aa)	Fair value measurements

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

bb)	Recent accounting pronouncements affecting the Company

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the Company’s consolidated financial position and results of operations upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position and results of operations upon adoption.

3.	Acquisitions

In order to further diversify the channels of the Company’s advertisement and marketing campaign services, achieve an entry into Fujian Province, a base of fast growing small to medium enterprises and expand its market opportunities from franchises, dealerships and merchants looking to expand their businesses domestically in China, the Company acquired a 100% equity interest and a 51% equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, respectively. As described in Note 1, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were consummated on January 4, 2011 and February 23, 2011, respectively.

Each acquisition was accounted for using the acquisition method of accounting in accordance with ASC Topic 805 “Business Combinations”, and accordingly the acquired assets and liabilities were recorded at their fair values on the dates of acquisitions and the results of their operations have been included in the Company’s results of operations since the dates of their acquisitions.

The income approach is applied for identifiable intangible assets and noncontrolling interests’ valuation, based on a five-year financial projection and using the discounted cash flow method to calculate the present value of the future economic benefits. Key inputs used for such valuation include: weighted average cost of capital (“WPCC”), discount rate, and terminal growth rate. The income approach explicitly recognizes that the current value of an asset is premised upon the expected receipt of future economic benefits focusing on the income producing capability of a business or an asset.   It measures the current value of a business or asset by calculating the present value of its future economic benefits such as earnings, cost savings, tax deduction, and proceeds from disposition.  Indications of value are developed by discounting these benefits to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risk associated with the particular investment which reflects both current return requirements of the market and specific investment. The discount rate selected is generally based on rates of return available from alternative investments of similar type and quality as of each assessment date. The Monte Carlo simulation is applied for the valuation of contingent consideration.  Contingent consideration arose from a term stipulated in the acquisition agreements with the sellers, which was that if pretax profit for 2012 and 2011 increases by less than 30% while compared to audited pretax profit of the prior year, the sellers need to compensate the acquirer for the difference between target pretax profit and actual result achieved then.

Goodwill recognized from these transactions mainly represented the expected operational synergies upon acquisition of these subsidiaries and intangibles not qualifying for separate recognition.  Goodwill is nondeductible for income tax purpose in the tax jurisdiction of these acquisition transactions incurred.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisition of Quanzhou Zhi Yuan

On December 18, 2010, the Company, through one of its PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan.  According to the acquisition agreement, the Company agreed to pay an aggregate cash consideration of RMB9,500,000 (approximately US$1,446,000) in exchange for a 100% equity interest of Quanzhou Zhi Yuan.  The Company prepaid a deposit of RMB6,500,000 (approximately US$983,000) of the cash consideration to an independent agent who was entrusted by both of the counter-parties upon signing the agreement, the shareholders of Quanzhou Zhi Yuan would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction.  On January 4, 2011, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province, and the prepaid cash consideration deposit was released to the shareholders of the Quanzhou Zhi Yuan accordingly. The Company determined the acquisition date of Quanzhou Zhi Yuan as of January 4, 2011, because this was the date both counter-parties had completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the date the control of the acquiree were officially and legally transferred to the Company in fact.  As of June 30, 2011, the Company has settled the remaining purchase price of RMB3,000,000 (approximately US$464,110) to the seller of the 100% equity interest of Quanzhou Zhi Yuan.

The following table summarizes the assignment of fair value to identifiable assets and liabilities assumed as of January 4, 2011:

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$11
Accounts receivables	17
Property and equipment, net	57
Other current liabilities	(13)
Deferred tax liabilities	(196)
Acquired intangible assets:
Trade Name	113	Indefinite
Contract Backlog	18	0.7
Customer Relationship	547	8
Non-Compete Agreement	106	5
Goodwill:
Assembled Workforce	20
Other unidentifiable intangibles	708
	728

Total Value	$1,388

Purchase price	$1,440
Contingent consideration receivable	(52)
Total amount to be allocated	$1,388

Acquisition of Quanzhou Tian Xi Shun He

On December 22, 2010, the Company, through one of its PRC operating subsidiaries, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Tian Xi Shun He.  According to the acquisition agreement, the Company agreed to pay an aggregate cash consideration of RMB7,500,000 (approximately US$1,142,000) in exchange for a 51% equity interest of Quanzhou Tian Xi Shun He.  The Company prepaid a deposit of RMB3,500,000 (approximately US$529,000) of the cash consideration to an independent agent who was entrusted by both of the counter-parties upon signing the agreement, the shareholders of Quanzhou Tian Xi Shun He would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction.  On February 23, 2011, the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province, and the prepaid cash consideration deposit was released to the shareholders of the Quanzhou Tian Xi Shun He accordingly. The Company determined the acquisition date of Quanzhou Zhi Yuan as of February 23, 2011, because this was the date both counter-parties had completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the date the control of the acquiree was officially and legally transferred to the Company in fact.  As of June 30, 2011, the Company has settled the remaining purchase price of RMB4,000,000 (approximately US$618,810) to the seller of the 51% equity interest of Quanzhou Tian Xi Shun He.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarized the assignment of fair value to identifiable assets and liabilities assumed as of February 23, 2011:

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$12
Accounts receivables and other receivables	55
Property and equipment, net	41
Other current liabilities	(34)
Deferred tax liabilities	(289)
Acquired intangible assets:
Trade Name	182	Indefinite
Contract Backlog	170	0.6
Customer Relationship	722	9
Non-Compete Agreement	83	5
Goodwill:
Assembled Workforce	23
Other unidentifiable intangibles	1,143
	1,166

Total Value	2,108

Purchase price	1,138
Fair value of non-controlling interest	1,034
Contingent consideration receivable	(64)
Total amount to be allocated	2,108

Based on the Company’s assessment of the acquired companies' financial performance on its own or in total, it is not considered material to the Company. Thus the Company believes that the presentation of pro forma financial information with regard to a summary of the results of operations of the Company for the business combination is not necessary.

4.	Cash and cash equivalents

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Cash on hand	107	39
Bank deposit	16,340	15,551
	16,447	15,590

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Restricted cash

June 30, 2011	December 31, 2010
US$(’000)	US$(’000)
(Unaudited)

189	-

Restricted cash represents the cash deposited in the temporary bank accounts for capital verification purpose of incorporation of three new subsidiaries as required by the State of Administration for Industry and Commerce of PRC (“SAIC”).  As of June 30, 2011, the Company’s registrations of incorporation of these subsidiaries have not been approved by the related local SAIC.  The applications of incorporation of these three new subsidiaries have been subsequently approved and registered by the local SAIC in July 2011 (see Note 34) and the restricted cash balance was then released to the formal bank accounts of these subsidiaries as paid in capital.

6.	Accounts receivable

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,685	4,319
Allowance for doubtful debts	-	-
Accounts receivable, net	6,685	4,319

As of August 12, 2011, approximately US$1,834,000 of the Company’s accounts receivable had been subsequently collected. Management believes that there will not be any collectability issue about these accounts receivable, therefore no allowance for doubtful accounts is required for the six and three months ended June 30, 2011.

7.	Other receivables

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan for marketing campaign	3,868	3,781
Short-term loans to third parties	2,106	3,781
Staff advances for normal business purpose	671	249
	6,645	7,811

Short-term loan for marketing campaign: for one of its major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,868,000) to a TV series of 36 episodes, called “Xiao Zhan Feng Yun”. This TV series is produced for the commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty) and will be broadcasted on one or more of the CCTV channels and some of the provincial TV channels in 2011. 2011 is the 100th Anniversary of the “Revolution of 1911” and hence, by participating in this TV series, the Company will be shown during the credit at the closing of each episode with its logo presented and also shown as a separate card during the closing before the credit screen. This loan had a length of one year and matures on December 24, 2011. The interest rate of this loan is 20%.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company loaned third parties on a subjective term of searching and/or obtaining lower cost value-added communication channels. Any of the third parties are required to pay back the capital within three months or on demand if no satisfied search result is provided. The acquired resources are mainly used for self-advertising and marketing or advertising for clients in internet bundle packages in second and third tier cities or regions.

Management believes no allowance for doubtful accounts is required for these other receivables for the six and three months ended June 30, 2011.

8.	Prepayments and deposit to suppliers
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantees to TV advertisement and internet resources providers	2,954	2,778
Prepayments to TV advertisement and internet resources providers	622	413
Prepayment to online game operating service provider	-	91
Other deposits and prepayments	20	43
	3,596	3,325

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

9.	Due from equity investment affiliates
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Shenzhen Mingshan	42

Shenzhen Mingshan is one the equity investment affiliates of the Company.  Amounts due from Shenzhen Mingshan as of June 30, 2011 were mainly related to the hosted computer servers sold to Shenzhen Mingshan by the Company during the six months ended June 30, 2011.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Due from related parties

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	161	-
Beijing Telijie Century Environmental Technology Co., Ltd.	275	39
Soyilianmei Advertising Co., Ltd.	15	146
	451	185

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

11.	Deposit for acquisitions

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Quanzhou Zhi Yuan	-	983
Quanzhou Tian Xi Shun He	-	529
	-	1,512

As described in Note 3, the Company prepaid RMB6,500,000 (approximately US$983,000) and RMB3,500,000 (approximately US$529,000) of the cash consideration for the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and a 51% equity interest of Quanzhou Tian Xi Shun He, respectively, as deposits to an independent agent who was entrusted by both of the counter-parties upon signing the agreement.  The shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction. As agreed by all parties, the completion dates of these acquisition transactions and the transfer of the control of the acquirees were the dates that the equity interest transfers were approved and registered with the relevant PRC government authorities and the prepaid cash consideration would be released to the shareholders of the acquirees on its respective transaction completion date.  Therefore, as of December 31, 2010, the cash considerations prepaid were recorded as deposit for acquisitions.

On January 4, 2011 and February 23, 2011, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province, respectively, and the prepaid cash considerations deposits were released to the shareholders of the acquirees in accordance. The Company determined the acquisition dates of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as of January 4, 2011 and February 23, 2011, respectively, and the prepaid cash deposits were accounted for as part of the purchase price allocation (see Note 3).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Investment in and loan to equity investment affiliates

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	1,652	1,112
Loan to equity investment affiliates	6,188	6,050
	7,840	7,162

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the six months ended June 30, 2011:

	Beijing Yang Guang	Shenzhen Mingshan	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2010 (audited)	7,162	-	7,162
Deconsolidation of Shenzhen Mingshan	-	381	381
Gain on deconsolidation of Shenzhen Mingshan	-	229	229
Loan to Beijing Yang Guang	1,522	-	1,522
Repayment from Beijing Yang Guang	(1,547)	-	(1,547)
Share of Gain (losses) in equity investment affiliates	30	(135)	(105)
Exchange translation adjustment	189	9	198
Balances as of June 30, 2011 (unaudited)	7,356	484	7,840

As of June 30, 2011, the Company’s equity investment affiliates included Beijing Yang Guang and Shenzhen Mingshan.

Beijing Yang Guang:

Beijing Yang Guang was incorporated on October 25, 2010. On December 8, 2010, one of the Company’s PRC operating subsidiaries, Shanghai Jing Yang acquired a 49% interest in Beijing Yang Guang for cash consideration of RMB7,350,000 (approximately US$1,112,000) and became the noncontrolling interest holder of Beijing Yang Guang.  The investment in Beijing Yang Guang was accounted for under the equity method.  For the six and three months ended June 30, 2011, the Company recognized its pro-rata share of earnings in Beijing Yang Guang of approximately US$30,000 and US$13,000, respectively, which was reflected in the caption of “Share of earnings (losses) in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding increase to the carrying value of the investment in Beijing Yang Guang in the Company’s consolidated balance sheet.

In order to facilitate the daily operation of Beijing Yang Guang and supplement the working capital deficit to conduct the TV advertisement business, the Company agreed to provide RMB60,000,000 (approximately US$9,282,000) of working capital loan in the aggregate to Beijing Yang Guang. As of December 31, 2010, the Company has provided RMB40,000,000 (approximately US$6,050,000) working capital loan to Beijing Yang Guang. During the three months ended March 31, 2011, the Company provided Beijing Yang Guang an additional RMB10,000,000 (approximately US$1,522,000) of working capital loan. During the three months ended June 30, 2011, Beijing Yang Guang repaid the Company RMB10,000,000 (approximately US$1,547,000) of working capital loan.  This working capital loan is interest-free and payment is due on demand. The term of this capital loan is subject to annual review and renewal at the end of each fiscal year.  The loan will be repaid on demand for the amount requested or on an annual basis if not demanded in one single payment at the end of each fiscal year.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company determined the estimated fair value of its retained equity interest in Shenzhen Mingshan based on the valuation of Shenzhen Mingshan used when an independent third party purchased equity in Shenzhen Mingshan, which purchase price was negotiated on an arm’s length basis.  Under these circumstances, the Company estimated the fair value of their non-controlling interest based on the fair value of controlling interest purchased by the independent third party.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the six and three months ended June 30, 2011, the Company recognized its pro-rata share of losses in Shenzhen Mingshan of approximately US$135,000 and US$72,000, respectively, which was reflected in the caption of “Share of earnings (losses) in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.

13.	Property and equipment, net

        Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	598	584
Office equipment	1,279	1,183
Electronic devices	1,103	969
Total property and equipment	2,980	2,736
Less: accumulated depreciation	1,035	726
	1,945	2,010

Depreciation expenses in aggregate for the six months ended June 30, 2011 and 2010 were approximately US$273,000 and US$163,000, respectively.

Depreciation expenses in aggregate for the three months ended June 30, 2011 and 2010 were approximately US$140,000 and US$83,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Intangible assets, net
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Intangible assets not subject to amortization:
Trade Name	302	-
Intangible assets subject to amortization:
Contract Backlog	192	-
Customer Relationship	1,295	-
Non-Compete Agreement	193	-
Computer software	74	61
Total intangible assets	2,056	61
Less: accumulated amortization	211	10
	1,845	51

Contract backlog, Customer relationship and Non-compete agreement were acquired through the acquisition transactions of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as described in Note 3.

Amortization expenses in aggregate for the six months ended June 30, 2011 and 2010 were approximately US$198,000 and US$ nil, respectively.

Amortization expenses in aggregate for the three months ended June 30, 2011 and 2010 were approximately US$132,000 and US$ nil, respectively.

Based on the carrying value of the finite-lived intangible assets acquired from Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He recorded as of June 30, 2011, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses for the six months ending December 31, 2011 is approximately US$177,000, and approximately US$190,000 per annual from fiscal year 2012.

15.	Prepayment for purchase of intangibles
June 30, 2011	December 31, 2010
US$(’000)	US$(’000)
(Unaudited)

1,436	-

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 14, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online Hubei, and an individual who was not affiliated with the Company, filed an application for incorporation of a new company, Sheng Tian Network Technology (Hubei) Co., Ltd (“Sheng Tian Hubei”), which was 51% owned by Business Opportunity Online Hubei and 49% owned by this co-founder individual, the incorporation of this new company was subsequently approved and registered by the related local government authorities on July 1, 2011(see Note 34).

In addition, on June 15, 2011, Business Opportunity Online Hubei entered into a software and technology purchase agreement with this individual. The agreement provides that the purchase price shall be based on the valuation of RMB18,200,000 (approximately US$2,816,000), and Business Opportunity Online shall pay RMB9,282,000 (approximately US$1,436,000) and hence own 51% of these technology and related software. The agreement stipulates that the seller shall transfer all technology and related documentations to Sheng Tian Hubei and provide assistance for the registration of the technology and software in the name of Sheng Tian Hubei. The agreement also provides that the seller shall dismiss all human resources for the business activities related to the software from the date of this agreement and provide assistance for Sheng Tian Hubei to re-employ the necessary technology staff from the seller upon establishment of Sheng Tian Hubei to ensure a smooth transitioning of the activities related to the software.

These technology and software will be further consolidated and integrated into the Company’s advertising and marketing platform and mainly, management tools platform and packed into different value-added services to be provided to its clients.

As the application for incorporation of Sheng Tian Hubei had not been approved and registered by the related local government authorities as of June 30, 2011, the payment for purchase of the 51% ownership of the software and technology was recorded as prepayment for purchase of intangibles.

16.	Contingent consideration receivable
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Quanzhou Zhi Yuan	52	-
Quanzhou Tian Xi Shun He	65	-
	117	-

According to the acquisition agreements the Company entered into with Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, if pretax profit for 2011 and 2012 increases by less than 30% while compared to audited pretax profit of the prior year, the sellers shall compensate the Company for the difference between the target pretax profit and actual results achieved. As of June 30, 2011, fair value of the contingently consideration receivable was approximately US$52,000 and US$65,000, respectively (See Note 3).

17.	Goodwill

Changes in goodwill for the six months ended June 30, 2011 were as follows:
Amount
US$(’000)
(Unaudited)

Balance as of January 1, 2011	-
Acquisitions: (Note 3)
--Quanzhou Zhi Yuan	728
--Quanzhou Tian Xi Shun He	1,166
Exchange translation adjustment	37
Balance as of June 30, 2011	1,931

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18.	Accrued payroll and other accruals
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	330	258
Accrued operating expenses	76	212
	406	470

19.	Payable for acquisitions
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Quanzhou Tian Xi Shun He	727	-

As described in Note 3, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Sun He on December 18, 2010 and December 22, 2010, respectively. According to the acquisition agreements, the Company agreed to pay an aggregate cash consideration of RMB9,500,000 and an aggregate cash consideration of RMB7,500,000 in exchange for a 100% equity interest of QuanZhou Zhi Yuan and a 51% of the equity interest of Quanzhou Tian Xi Shun He, respectively.  In December 2010, the Company prepaid a deposit of RMB6,500,000 and RMB3,500,000 of the cash consideration for the acquisition of the 100% of equity interest of Quanzhou Zhi Yuan and 51% equity interest of Quanzhou Tian Xi Shun He, respectively, to an independent agent who was entrusted by both of the counter-parties upon signing the agreement.  These two acquisition transactions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively.  During the three months ended June 30, 2011, the Company settled the remaining balance of the purchase price, which is RMB7,000,000 in the aggregate to the acquirees of these transactions.

In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest of Quanzhou TianXi ShunHe to purchase the remaining 49% equity interest of Quanzhou TianXi ShunHe for a cash consideration of RMB7,200,000 (approximately US$1,114,000).  On June 27, 2011, this transaction was approved and registered by the related authorities of Quanzhou City, Fujian Province of PRC, and on the same date, Quanzhou Tian Xi Shun He became the wholly-owned subsidiary of the Company. As of June 30, 2011, the Company has paid RMB2,500,000 (approximately US$387,000) to the seller. Therefore, the outstanding payment of RMB4,700,000 (approximately US$727,000) was recorded as a payable for acquisitions as of June 30, 2011.

In accordance to ASC Topic 805 Business Combination, subtopic 10, Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss shall be recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent and reallocated the subsidiary’s accumulated comprehensive income, if any, among the parent and the noncontrolling interest through an adjustment to the parent’s equity.

Therefore, the Company adjusted the difference between the cash consideration of RMB7,200,000 (approximately US$1,114,000) and the carrying amount of the noncontrolling interest of Quanzhou Tian Xi Shun He RMB6,672,819 (approximately US$1,032,000) as of the date of the transaction consummated, which was approximately US$82,000 as a deduction of the Company’s equity through additional paid-in capital account. As of the date of the acquisition of the 49% remaining equity interest of Quanzhou Tian Xi Shun He, approximately US$20,000 other comprehensive income, which was foreign currency exchange gain, allocated to the noncontrolling interest of Quanzhou Tian Xi Shun He was reallocated to the Company’s equity, through additional paid-in capital account.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20.	Due to related parties
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Shiji Huigu Technology Investment Co., Ltd	-	91
Beijing Saimeiwei Food Equipments Technology Co., Ltd	3	3
Beijing Telijie Century Environmental Technology Co., Ltd.	-	45
Due to legal (nominal) shareholders of Shanghai Jing Yang	155	152
	158	291

The related parties listed above are directly or indirectly owned by the Control Group, the Company provided advertising services to them. The advance payments listed above are received from these parties for advertising services will be provided in the future periods.

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management. Prior to establishing the Contractual Agreements with the Company (see Note 1), the legal shareholders contributed RMB1,000,000 (approximately US$155,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation. This balance will be return to the legal (nominal) shareholders of Shanghai Jing Yang by the end of December 31, 2011.

21.	Due to Control Group
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Due to Control Group	-	81

Due to Control Group represents the outstanding balance due to the Control Group for the costs and operating expenses paid by them on behalf of the Company during the years ended December 31, 2007 and 2008.  During the three months ended June 30, 2011, the Company settled the remaining balance to the Control Group.

22.	Due to director
	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Due to director	413	559

Due to director represents the operating expenses paid by director on behalf of the Company.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Taxation

1)Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the six and three months ended June 30, 2011 or prior periods.    The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the six and three months ended June 30, 2011 or prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiaries, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013. Therefore, for the six month ended June 30, 2011 and 2010, the applicable income tax rate for Rise King WFOE was 12.5% and nil%, respectively.  For the three months ended June 30, 2011 and 2010, the applicable income tax rate for Rise King WFOE was also 12.5% and nil%, respectively.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations. Therefore, for the six months ended June 30, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was 15% and 7.5%, respectively.  For the three months ended June 30, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was also 15% and 7.5%, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●
Business Opportunity Online Hubei, Hubei CNET and Zhaoshangke Hubei were incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC. These three operating subsidiaries have been approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, the income tax expenses under the deemed income tax method is calculated as 2.5% of the total revenue recognized in each of the reporting period.

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

2) Business tax and relevant surcharges

Revenue of advertisement services is subject to 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to 5.5% business tax.  Business tax charged was included in cost of sales.

3) Value added tax

As a general value-added tax payer, revenue from sales of software of Rise King WFOE is subjected to 17% value added tax.

As of June 30, 2011 and December 31, 2010, taxes payable consist of:

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Business tax payable	1,521	1,147
Culture industry development surcharge payable	7	5
Value added tax payable	-	216
Enterprise income tax payable	1,468	759
Individual income tax payable	58	66
	3,054	2,193

For the six and three months ended June 30, 2011 and 2010, the Company’s income tax expense consisted of:

	Six months ended June 30,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	798	279
Deferred	(47)	-
	751	279

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	351	65
Deferred	(32)	-
	319	65

The Company’s deferred income tax liabilities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of recognition of identifiable intangible assets acquired	485	-
Reversal during the period	(47)	-
Exchange translation adjustment	10	-
	448	-

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He.  Reversal during the six and three months ended June 30, 2011 of approximately US$47,000 and US$32,000, respectively, was due to the amortization of these acquired intangible assets.

As of June 30, 2011 and December 31, 2010, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

24.	Dividend payable

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Dividend payable to Series A convertible preferred stock holders	294	255

Dividend to Series A convertible preferred stock holders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible preferred stock was outstanding for each of the reporting period.  For the six months ended June 30, 2011, the Company paid approximately US$283,000 dividends to its Series A convertible preferred stockholders.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25.	Long-term borrowing from director

	June 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	135	132

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

26.	Changes in fair value of Warrant

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to the Company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$1,861,000 was recorded in earnings for the six and three months ended June 30, 2010. As the Warrants have been reclassified to equity on March 29, 2010, no gain or loss of changes in fair value of the Warrants would be recorded thereafter.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarized the above transactions:

	As of March 29, 2010	As of December 31, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	3,606	4,513	(907)
Series A-2 warrant	3,256	4,019	(763)
Placement agent warrants	841	1,032	(191)
	7,703	9,564	(1,861)

Warrants issued and outstanding at June 30, 2011 and changes during the six months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual
Balance, January 1, 2011	4,781,056	$3.31	2.77	4,781,056	$3.31	2.77
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2011	4,781,056	$3.31	2.28	4,781,056	$3.31	2.28

27.	Related party transactions

Advertising revenue from related parties:

	Six months ended June 30,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	59	265
-Beijing Xiyue Technology Co., Ltd	-	10
-Beijing Fengshangyinli Technology Co., Ltd.	231	177
-Beijing Telijie Century Environmental Technology Co., Ltd.	167	155
	457	607

	Three months ended June 30,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	59	123
-Beijing Xiyue Technology Co., Ltd	-	9
-Beijing Fengshangyinli Technology Co., Ltd.	113	165
-Beijing Telijie Century Environmental Technology Co., Ltd.	95	116
	267	413

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase from related party:

During the six and three months ended June 30, 2011, one of the Company’s operating subsidiaries, Beijing CNET Online purchased approximately US$768,000 and US$606,000 TV advertising time from Beijing Yang Guang, the Company’s equity investment affiliates for resale purposes.

Sales of fixed assets to an equity investment affiliates

During the six months ended June 30, 2011, one of the Company’s operating subsidiaries, Rise King WFOE sold some computer servers to Shenzhen Mingshan, the Company’s equity investment affiliates for approximately US$35,000, the profit from this transaction which was included in the Company’s consolidated earnings was approximately US$3,000.

28.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$158,000 and US$96,000 for the six months ended June 30, 2011 and 2010, respectively.  For the three months ended June 30, 2011 and 2010, the Company incurred approximately US$81,000 and US$52,000 employee benefits expenses, respectively.

29.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and prepayments and other current assets. As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

Concentration of Supplier

For the six months ended June 30, 2011, three suppliers accounted for 25%, 21% and 14% of the Company’s cost of sales, respectively. For the six months ended June 30, 2010, three suppliers accounted for 29%, 22% and 17% of the Company’s cost of sales, respectively.  Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the six months ended June 30, 2011 and 2010, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 30, 2011, three suppliers accounted for 28%, 23% and 18% of the Company’s cost of sales, respectively. For the three months ended June 30, 2010, three suppliers accounted for 28%, 24% and 21% of the Company’s cost of sales, respectively. Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended June 30, 2011 and 2010, respectively.

30.	Commitments

The following table sets forth the Company’s contractual obligations as of June 30, 2011:

	Office Rental	Server hosting and board -band lease	Purchase of TV advertisement time	Purchase of internet advertisement resources	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Six months ending December 31, 2011	158	128	1,486	99	1,871
For the year ending December 31, 2012	-	112	-	-	112
Thereafter	-	-	-	-	-
Total	158	240	1,486	99	1,983

31.	Segment reporting

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

From January 1, 2011, the Company combined the Internet Advertisement Resources Reselling segment and the Internet Information Management (“IIM”) segment with the Internet Advertisement segment, due to the fact that the relative percentages of these two combined segments’ financial performances were immaterial and will be immaterial to the Company’s consolidated financial results for each of the reporting period.   Certain prior period amounts have been re-grouped to conform to the current period presentation.  Upon the acquisition of Quanzhou Zhi Yuan, Quanzhou Tianxi Shun He and incorporation of Zhaoshangke Hubei, the Company operated in one more reportable business segment, which was Brand Management and Sales Channel Expansion.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2011 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel expansion	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	12,541	2,791	275	500	-	(14)	16,093
Cost of sales	3,105	2,186	24	157	-	(14)	5,458
Total operating expenses	2,542	317	131	290	929 *	-	4,209
Including: Depreciation and amortization expense	92	38	96	195	49	-	470
Operating income(loss)	6,894	288	120	53	(929)	-	6,426

Gain on deconsolidation of subsidiary	-	-	-	-	230	-	230
Share of earnings (losses) in equity investment affiliates	-	30	-	-	(135)	-	105
Expenditure for long-term assets	37	-	111	3	1,430	-	1,581
Net income (loss)	6,144	311	120	64	(830)	-	5,809
Total assets	46,253	4,493	807	4,815	22,737	(29,902)	49,203

*Including approximately US$172,000 share-based compensation expenses.

Three Months Ended June 30, 2011 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel expansion	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	6,457	2,073	138	427	-	(14)	9,081
Cost of sales	1,683	1,634	13	121	-	(14)	3,437
Total operating expenses	1,421	163	57	194	420 *	-	2,255
Including: Depreciation and amortization expense	46	19	50	132	25	-	272
Operating income(loss)	3,353	276	68	112	(420)	-	3,389

Gain on deconsolidation of subsidiary	-	-	-	-	-	-	-
Share of earnings (losses) in equity investment affiliates	-	13	-	-	(72)	-	(59)
Expenditure for long-term assets	16	-	77	3	1,426	-	1,522
Net income (loss)	3,045	281	70	109	(492)	-	3,013
Total assets	46,253	4,493	807	4,815	22,737	(29,902)	49,203

*Including approximately US$65,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2010 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel expansion	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenue	12,580	9,424	263	-	236		(236)	22,267
Cost of sales	3,355	9,238	22	-	48		-	12,663
Total operating expenses	2,107	285	32	-	1,074	*	(236)	3,262
Including: Depreciation and amortization expense	50	49	32	-	32		-	163
Operating income(loss)	7,118	(99)	209	-	(886)		-	6,342

Changes in fair value of warrants	-	-	-	-	1,861		-	1,861

Expenditure for long-term assets	71	-	-	-	43			114
Net income (loss)	6,841	(98)	210	-	978		-	7,931
Total assets	20,284	6,656	303	-	10,741		(5,223)	32,761

*Including approximately US$121,000 share-based compensation expenses.

Three Months Ended June 30, 2010 (Unaudited)
	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel expansion	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	7,887	4,021	132	-	236	(236)	12,040
Cost of sales	2,143	3,733	12		48	-	5,936
Total operating expenses	1,474	145	16		509 *	(236)	1,908
Including: Depreciation and amortization expense	25	20	16		11	-	72
Operating income(loss)	4,270	143	104		(321)	-	4,196

Changes in fair value of warrants	-	-	-	-	-	-	-
Expenditure for long-term assets	71	-	-	-	13	-	84
Net income (loss)	4,205	143	104	-	(316)	-	4,136
Total assets	20,284	6,656	303	-	10,741	(5,223)	32,761

*Including approximately US$57,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

32.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)		(Unaudited)
	(Amount in thousands except for the number of shares and per share data)		(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	$5,806	$8,008	$2,994	$4,213
Less: Dividend for Series A convertible preferred stock	322	422	153	193
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	5,484	7,586	2,841	4,020

Weighted average number of common shares outstanding - Basic	17,387,336	16,542,966	17,528,785	16,848,023
Effect of diluted securities:
Series A Convertible preferred stock	2,592,584	3,406,954	2,451,135	3,101,897
Warrants	430,804	950,454	26,042	792,897
Weighted average number of common shares outstanding -Diluted	20,410,724	20,900,374	20,005,962	20,742,817

Earnings per share-Basic	$0.32	$0.46	$0.16	$0.24
Earnings per share-Diluted	$0.28	$0.38	$0.15	$0.20

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

33.	Share-based compensation expenses

On July 12, 2010, the Company renewed the investor relations service contract with Hayden Communications International, Inc. (“HC”) for an18-month service contract commencing July 12, 2010.  As additional compensation, the Company granted HC 60,000 restricted shares of the Company’s common stock, which will be issued in 2011 in accordance with the service agreement. The shares will be issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. The 60,000 shares were valued at $3.80 per share, the closing bid of the Company’s common stock on the date of grant and the related compensation expense was amortized over the requisite service period.  Total compensation expenses recorded for the six months ended June 30, 2011 and 2010 were US$76,000 and US$ nil, respectively. Total compensation expenses recorded for the three months ended June 30, 2011 and 2010 were US$38,000 and US$ nil, respectively.

On November 30, 2009, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such changes of control. The company adopted Black-Scholes option pricing model to gauge the grant date fair value of these options.  The related compensation expenses were amortized over its vesting period.  Total compensation expenses recognized for the six months ended June 30, 2011 and 2010 were US$95,920 and US$41,580, respectively.  Total compensation expenses recognized for the three months ended June 30, 2011 and 2010 were US$27,340 and US$17,820, respectively.

The Company estimates the fair value of these options using the Black-Scholes option pricing model based on the following assumptions:

Underlying stock price	$5
Expected term	3
Risk-free interest rate	1.10%
Dividend yield	-
Expected Volatility	150%
Exercise price of the option	$5
Value per option	$4.05

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Underlying stock price is the closing bid price of the Company’s common stock on the date of grant.  As the three individuals receiving options are non-employee executive directors, the Company believes that forfeitures are highly unlikely, and termination is not applicable. As such, the Company developed a weighted-average expected term at 3 years based on analysis of the vesting schedule and exercise assumptions.  The risk-free interest rate is based on the 3 year U.S. Treasury rate. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. The expected volatility is calculated using historical data obtained from an appropriate index due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

Options issued and outstanding at June 30, 2011 and their movements during the period are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2011	54,000	3.92	$5.00	27,000	3.92	$5.00
Granted/Vested	-			13,500		$5.00
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2011	54,000	3.42	$5.00	40,500	3.42	$5.00

34.	Subsequent events

On July 1, 2011, one of the Company’s PRC operating subsidiaries, Quanzhou Zhi Yuan, formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). The registered capital and paid in capital of Xin Qi Yuan HuBei is RMB100,000 (approximately US$15,470).  Xin Qi Yuan Hubei is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, one of the Company’s PRC operating subsidiaries, Quanzhou Tian Xi Shun He, formed a new wholly owned company, Mu Sen Lin Advertisement (Hubei) Co., Ltd. (“Mu Sen Lin Hubei”). The registered capital and paid in capital of Mu Sen Lin HuBei is RMB100,000 (approximately US$15,470).  Mu Sen Lin Hubei is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, one of the Company’s PRC operating subsidiaries, Business Opportunity Online Hubei, together with an individual who is not affiliated with the Company, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”).  The registered capital and paid in capital of Sheng Tian Hubei is RMB2,000,000 (approximately US$309,410). Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$157,800) and RMB980,000 (approximately US$151,610) cash in Sheng Tian Hubei, respectively, and hence owned 51% and 49% of the equity interests of  Sheng Tian Hubei, respectively.  Sheng Tian Hubei is mainly engaged in computer system design, development and promotion; software development and promotion, and providing the related technical consultancy services.

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

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which engages in providing advertising, marketing and communication services to small and medium companies in China through www.28.com, (the portal website of our PRC operating subsidiary), TV media and bank kiosks, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”).

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

On June 24, 2010, Business Opportunity Online, together with three other individuals, who were not affiliated with us, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). The registered capital and paid-in capital of Shenzhen Mingshan was RMB10,000,000 and RMB5,000,000, respectively. Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectedly by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. As of March 31, 2011, Business Opportunity Online invested RMB4,020,000 (approximately US$611,863) in Shenzhen Mingshan.  On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with us, invested RMB15,000,000 (approximately US$2,283,070) cash into Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital increased from RMB10,000,000 (approximately US$1,466,000) and RMB5,000,000 (approximately US$733,000) to RMB25,000,000 (approximately US$3,786,000) and RMB20,000,000 (approximately US$3,029,000), respectively.  Therefore, from January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  Our share of the equity interest in ShenZhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in ShenZhen Mingshan but still retained an investment in, and significant influence over, Shenzhen Mingshan.

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

On December 8, 2010, we, through one of our PRC operating subsidiaries, Shanghai Jing Yang, acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for a cash consideration of RMB 7,350,000 (approximately US$1,112,000), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000 (approximately US$2,269,000). The investment in Beijing Yang Guang provided us the synergy to leverage lower TV time resources and hence improve the performance of the TV advertisement business segment and increase revenue from our customers as a result of an additional value–added advertising and marketing channels to subscribe on the top of Internet.

We, through one of our PRC operating subsidiaries, Beijing CNET Online, entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire 100% equity interest of Quanzhou Zhi Yuan and 51% equity interest of Quanzhou Tian Xi Shun He, respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused mainly in the sportswear and clothing industry. These acquisitions enable our company an entry into the Fujian Province, a base of fast growing small and medium enterprises and having a complete suite of marketing and franchise promotion services allows our company to expand its market opportunity from franchises, dealerships and merchants looking to expand their businesses domestically in China. In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest of Quanzhou Tian Xi Shun He for a cash consideration of RMB7,200,000 (approximately US$1,114,000). On June 27, 2011, this transaction has been approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province of PRC and on the same date, Quanzhou Tian Xi Shun He became our wholly owned subsidiary.

On January 28, 2011, we, through one of our PRC operating subsidiaries, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is mainly engaged in internet advertisement design, production and promulgation.

On March 1, 2011, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The registered capital of Beijing Chuang Fu Tian Xia is RMB1,000,000 (approximately US$152,000).  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,500) and RMB490,000 (approximately US$74,500) cash in Beijing Chuang Fu Tian Xia, respectively, representing 51% and 49% of the equity interests of  Beijing Chuang Fu Tian Xi, respectively.  In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established subsidiary.  This subsidiary is mainly engaged in providing and operating internet advertising, marketing and communication services to small and medium companies through the websites associated with the above mentioned domain names. As of June 30, 2011, major developments and adjustments to the websites are mostly completed and are now proceeding into the second test run stage for improvement.

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

On April 18, 2011, one of our PRC operating subsidiaries, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The registered capital of Zhao Shang Ke Hubei is RMB2,000,000 (approximately US$306,000).  Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$156,000) and RMB980,000 (approximately US$150,000) cash in Zhao Shang Ke Hubei, respectively, and hence owned 51% and 49% of the equity interests of  Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is mainly engaged in providing advertisement design, production, promulgation and most importantly sales channels expansion services.

As of June 30, 2011, we operated our business primarily in China through the above mentioned subsidiaries and investees. From time to time, we refer to them collectively as “PRC operating entities”.

Through our PRC operating entities, we are one of China’s leading B2B fully integrated internet service provider for expanding small and medium enterprises’ (SMEs) sales networks in China. Our service founded on proprietary internet and advertising technologies mainly include preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, hosting mini-sites with online messaging and consulting functionalities, generating effective sales leads and providing online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China. Our multi-channel advertising and promotion platform consists of the website www.28.com, our Internet advertising portals, ChinaNet TV, our TV production and advertising unit, and our bank kiosk advertising unit, which was primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for the SME clients.

Basis of presentation, critical accounting policies and management estimates

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011. The results of operations for the interim periods presented are not indicative of the operating results to be expected for our fiscal year ending December 31, 2012.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:
	June 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	6.4640	6.6118

	Six months ended June 30,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.5482	6.8347

	Three months ended June 30,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.5074	6.8335

Investment in equity investment affiliates

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not we exercise significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee companies. Under the equity method of accounting, an investee company’s accounts are not reflected within our consolidated balance sheets and statements of income and comprehensive income; however, our share of the earnings or losses of the investee company is reflected in the caption “Share of earnings (losses) in equity investment affiliates” in the consolidated statements of income and comprehensive income. Our carrying value (including loan to the investees) in equity method investee companies is reflected in the caption “Investment in and loan to equity investment affiliates” in our consolidated balance sheets.

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

Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary

We accounted for changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary in accordance with ASC Topic 805 Business Combination, subtopic 10, which requires the transaction be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss shall be recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent and reallocated the subsidiary’s accumulated comprehensive income, if any, among the parent and the noncontrolling interest through an adjustment to the parent’s equity.

Revenue recognition

Our revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv)collectability is reasonably assured.

Sales include revenues from internet advertising generated from our portal website, reselling of internet advertising spaces and other internet advertisement related resources purchased from other portal websites, reselling of advertising time purchased from TV stations and brand management and sales channel expansion services. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, we provide advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

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

We adopted ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the six and three months ended June 30, 2011 and 2010, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We are incorporated in the State of Nevada.  Under the current laws of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the six and three months ended June 30, 2011 or prior periods.  We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from our non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the six and three months ended June 30, 2011 or prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% of its taxable income for the exceeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013. Therefore, for the six month ended June 30, 2011 and 2010, the applicable income tax rate for Rise King WFOE was 12.5% and nil%, respectively.  For the three months ended June 30, 2011 and 2010, the applicable income tax rate for Rise King WFOE was also 12.5% and nil%, respectively.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations.  Therefore, for the six months ended June 30, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was 15% and 7.5%, respectively.  For the three months ended June 30, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was also 15% and 7.5%, respectively.

●
Business Opportunity Online Hubei, Hubei CNET and Zhaoshangke Hubei were incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC. These three operating subsidiaries have been approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, the income tax expenses under the deemed income tax method is calculated as 2.5% of the total revenue recognized in each of the reporting period.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is not expected to have a material impact on our consolidated financial position and results of operations upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We intend to conform to the new presentation required in this ASU beginning with our Form 10-Q for the three months ended March 31, 2012.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial position and results of operations upon adoption.

A.	RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 AND 2010

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are in thousands of US dollars.

	Six months		Three months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
To unrelated parties	$15,636	$21,660	$8,814	$11,627
To related parties	457	607	267	413
	16,093	22,267	9,081	12,040
Cost of sales
From unrelated parties	4,690	12,663	2,831	5,936
From related parties	768	-	606	-
	5,458	12,663	3,437	5,936

Gross margin	10,635	9,604	5,644	6,104

Operating expenses
Selling expenses	1,620	1,337	908	911
General and administrative expenses	1,865	1,595	975	801
Research and development expenses	724	330	372	196
	4,209	3,262	2,255	1,908

Income from operations	6,426	6,342	3,389	4,196

Other income (expenses):
Changes in fair value of warrants	-	1,861	-	-
Share of losses in equity investment affiliates	(105)	-	(59)	-
Gain on deconsolidation of subsidiary	230	-	-	-
Interest income	4	4	3	2
Other income (expenses)	5	3	(1)	3
	134	1,868	(57)	5

Income before income tax expense	6,560	8,210	3,332	4,201
Income tax expense	751	279	319	65
Net income	5,809	7,931	3,013	4,136
Net (income)/ loss attributable to noncontrolling interest
	(3)	77	(19)	77
Net income attributable to ChinaNet Online Holdings, Inc.	5,806	8,008	2,994	4,213

Net income attributable to ChinaNet Online Holdings, Inc.	$5,806	$8,008	$2,994	$4,213

Dividend of Series A convertible preferred stock	(322)	(422)	(153)	(193)

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$5,484	$7,586	$2,841	$4,020

Earnings per share
Earnings per common share
Basic	$0.32	$0.46	$0.16	$0.24
Diluted	$0.28	$0.38	$0.15	$0.20

Weighted average number of common shares outstanding:
Basic	17,387,336	16,542,966	17,528,785	16,848,023
Diluted	20,410,724	20,900,374	20,005,962	20,742,817

Comprehensive Income
Net income	$5,809	$7,931	$3,013	$4,136
Foreign currency translation gain	744	77	548	74
	$6,553	$8,008	$3,561	$4,210
Comprehensive Income
Comprehensive income / (loss) attributable to noncontrolling interest
	$26	$(77)	$39	$(77)
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.
	6,527	8,085	3,522	4,287
	$6,553	$8,008	$3,561	$4,210

NON-GAAP MEASURES

To supplement the unaudited consolidated statement of income and comprehensive income presented in accordance with GAAP, we are also providing non-GAAP measures of income before income tax expenses, net income, net income attributable to us and basic and diluted earnings per share for the six months ended June 30, 2011 and 2010, which are adjusted from results based on GAAP to exclude the non-cash gain recorded, which related to the gain on deconsolidation of a subsidiary for the six months ended June 30, 2011 and the fair value changes of the warrants we issued in our August 2009 financing for the six months ended June 30, 2010. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We use both GAAP and non-GAAP information in evaluating our operating business results internally and therefore deem it important to provide all of this information to investors.

The following table presents a reconciliation of our non-GAAP financial measures to the unaudited consolidated statements of income and comprehensive income for the six months ended June 30, 2011 and 2010, (all amounts in thousands of US dollars):

	Six months ended June 30,
	2011		2010
	GAAP	NON GAAP	GAAP	NON GAAP
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from operations	$6,426	$6,426	$6,342	$6,342
Other income (expenses):
Changes in fair value of warrants	-	-	1,861	-
Share of losses in equity investment affiliates	(105)	(105)	-	-
Gain on deconsolidation of subsidiary	230	-	-	-
Interest income	4	4	4	4
Other income (other expenses)	5	5	3	3
	134	(96)	1,868	7
Income before income tax expense	6,560		8,210

Adjusted income before income tax expense		6,330		6,349
Income tax expense	751	751	279	279
Net income	5,809		7,931
Adjusted net income		5,579		6,070
Net (income)/ loss attributable to noncontrolling interest	(3)	(3)	77	77
Net income attributable to ChinaNet Online Holdings, Inc.	$5,806		$8,008
Adjusted net income attributable to ChinaNet Online Holdings, Inc.		$5,576		$6,147
Dividend for series A convertible preferred stock	(322)	(322)	(422)	(422)
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$5,484		$7,586
Adjusted net income attributable to common shareholders of ChinaNet Online Holdings, Inc.		$5,254		$5,725
Earnings per common share-Basic	$0.32		$0.46
Adjusted earnings per common share-Basic		$0.30		$0.35
Earnings per common share-Diluted	$0.28		$0.38
Adjusted earnings per common share-Diluted		$0.27		$0.29
Weighted average number of common shares outstanding:
Basic	17,387,336	17,387,336	16,542,966	16,542,966
Diluted	20,410,724	20,410,724	20,900,374	20,900,374

REVENUE

From January 1, 2011, we combined the Internet Advertisement Resources Reselling segment and the Internet Information Management (“IIM”) segment with the Internet Advertisement segment, due to the fact that the relative percentage of these two combined segments’ financial performances were immaterial and will continue to be immaterial to our consolidated financial results going forward. Certain prior period amounts have been re-grouped to conform to the current period presentation.  Upon acquisition of Quanzhou Zhi Yuan, Quanzhou Tianxi Shun He and incorporation of Zhaoshangke Hubei, we operated in an additional reportable business segment, which was Brand Management and Sales Channel Expansion.

The following tables set forth a breakdown of our total revenue, divided into four segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	Six months ended June 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$12,541	77.9%	$12,580	56.5%
TV advertisement	2,777	17.3%	9,424	42.3%
Bank kiosks	275	1.7%	263	1.2%
Brand management and sales channel expansion	500	3.1%	-	-
Total	$16,093	100%	$22,267	100%

Revenue type	Three months ended June 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$6,457	71.1%	$7,887	65.5%
TV advertisement	2,059	22.7%	4,021	33.4%
Bank kiosks	138	1.5%	132	1.1%
Brand management and sales channel expansion	427	4.7%	-	-
Total	$9,081	100%	$12,040	100%

Revenue type	Six months ended June 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$12,541	100%	$12,580	100%
--From unrelated parties	12,099	96.5%	11,974	95.2%
--From related parties	442	3.5%	606	4.8%
TV advertisement	2,777	100%	9,424	100%
--From unrelated parties	2,777	100%	9,423	99.99%
--From related parties	-	-	1	0.01%
Bank kiosks	275	100%	263	100%
--From unrelated parties	275	100%	263	100%
--From related parties	-	-	-	-
Brand management and sales channel expansion	500	100%	-	-
--From unrelated parties	485	97%	-	-
--From related parties	15	3%	-	-
Total	$16,093	100%	$22,267	100%
--From unrelated parties	$15,636	97.2%	$21,660	97.3%
--From related parties	$457	2.8%	$607	2.7%

Revenue type	Three months ended June 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$6,457	100%	$7,887	100%
--From unrelated parties	6,205	96.1%	7,474	94.8%
--From related parties	252	3.9%	413	5.2%
TV advertisement	2,059	100%	4,021	100%
--From unrelated parties	2,059	100%	4,021	100%
--From related parties	-	-	-	-
Bank kiosks	138	100%	132	100%
--From unrelated parties	138	100%	132	100%
--From related parties	-	-	-	-
Brand management and sales channel expansion	427	100%	-	-
--From unrelated parties	412	96.5%	-	-
--From related parties	15	3.5%	-	-
Total	$9,081	100%	$12,040	100%
--From unrelated parties	$8,814	97.1%	$11,627	96.6%
--From related parties	$267	2.9%	$413	3.4%

Total Revenues: Our total revenues decreased to US$16.1 million for the six months ended June 30, 2011 from US$22.3 million for the same period of 2010.  For the three months ended June 30, 2011, our total revenue decreased to US$9.10 million from US$12.0 million as compared to the same period of 2010. That was mainly due to the significant decrease of the TV advertisement revenue during the six and three months ended June 30, 2011 as compared to the same period of last year and the decrease of the internet adverting revenue from our branded clients during the three months ended June 30, 2011 as compared to the same period of 2010.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portal www.28.com with provision of the related technical support, related internet marketing service and content management and in addition, from the resale of advertising time purchased from different TV programs to unrelated third parties and to some of our related parties. We report our advertising revenue between related and unrelated parties on account of historical basis of approximately 3% to 5% of our advertising service revenues came from clients related to some of the shareholders of our PRC operating subsidiaries. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis.

During the six months ended June 30, 2011, we continued to execute our strategy of focusing on the internet services, including internet advertising and marketing, search engine marketing and optimization, brand management, internet information management (part of management tools) and others, which in total achieved gross margins of 75% for the first half of 2011 as compared to 73% for the same period of last year. We will continue to concentrate resources and capital on our advertising and marketing platform, including www.28.com and www.liansuo.com, our social networking service information platform, www.chuangye.com, and other procurement in order to yield more predictable and recurring revenue.  www.liansuo.com and www.chuangye.com are currently under testing.

Our advertising service revenues are recorded net of any sales discounts, these discounts include volume discounts and other customary incentives offered to our small to medium franchise and merchant clients, including additional advertising time for their advertisements on unused spots available on our website and represent the difference between our official list price and the amount we charge our clients. We typically sign service contracts with small to medium franchise and other small to medium enterprise clients who require us to advertise and market their franchise business, distribution business, dealership business, chain store business or other business ventures in other formality on our portal website for specified places within or at specified periods; and/or place the advertisements onto our purchased advisement time provided by specific TV programs for specified period of times. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients.

●
For the six months ended June 30, 2011 and 2010, we achieved approximately US$12.5 million and US$12.6 million internet advertising revenue, respectively. For the three months ended June 30, 2011, our internet advertising revenue decreased to approximately US$6.5 million as compared to approximately US$7.9 million for the same period of 2010. The decrease of our internet revenue for the three months ended June 30, 2011 as compared with the same period of 2010 was mainly due to the decrease of the internet revenue from our branded clients. Due to the Chinese government’s monetary policy of increasing interest rates and tightening the money supply, and the overall economic slowdown started in the mid-late of the second quarter of 2011, only 20% of our branded clients have renewed their contracts with us and another 80% branded clients are either extending their contact on a monthly basis or uncertain about resigning due to economic situation. They intend to hold the major portion of their marketing expense first. As for our traditional pool of clients, the impact was not significant but such impact may have a chance to widen in the third and fourth quarters, if the economy is not recovered in time. The estimation of the level of the impact cannot be reasonably determined as of June 30, 2011. However, we have gradually gained new clients on www.liansuo.com as presently there are approximately 2,000 clients listed on the site through the two-month testing period. The majority of the clients are on the free trial period, but it has given the Company a new client pool for expanding our business.

●
For the six months ended June 30, 2011, our TV advertising revenue decreased to US$2.78 million from US$9.42 million for the same period in 2010.  We generated this US$2.78 million of TV advertising revenue by selling approximately 3,100 minutes of advertising time that we purchased from six provincial TV stations, which were partially purchased through Beijing Yang Guang, our equity investment affiliate, as compared with approximately 12,000 minutes of advertising time purchased from seven TV stations that we sold in the same period of 2010.  For the three months ended June 30, 2011, our TV advertising revenue decreased to US$2.06 million from US$4.02 million for the same period in 2010. For the three months ended June 30, 2011 and 2010, we sold approximately 2,250 minutes and 4,500 minutes of advertising time purchased from TV stations, respectively. The decrease in revenue from the TV advertisement segment was a direct result of the decrease of total minutes of TV advertising time sold during the six and three months ended June 30, 2011 as compared to the same period of 2010. Beginning in fiscal year 2010, due to the increase in the cost per minute charged by the TV stations, which cost was passed on to our end customers, our clients’ demand for the TV advertising service decreased significantly.  Accordingly, we had to decrease our selling price to prevent losses in this segment, which led to a low gross profit margin of approximately 2% and 7%, respectively, of this segment for the six and three months ended June 30, 2010.  Therefore, in fiscal 2011, we reduced the business scope of the TV division, which was integrated into our advertising and marketing platform and provided to the existing Internet client base as one of the additional communication channels.  For the six and three months ended June 30, 2011, we only kept limited number of TV programs which had relatively affordable cost per minute as compared to the selling price our customers willing to pay. Therefore, the gross profit margin of this segment improved significantly for the six and three months ended June 30, 2011 to approximately 22% and 21%, respectively, as compared with those for the same period of last year. In addition, during the three months ended June 30, 2011, based on our pre-analysis of revenue and cost, we purchased more time slots from four additional TV programs through our equity investment affiliate, Beijing Yang Guang, and sold to our customers. Therefore, our revenue from TV division increased by approximately 184% as compared to that of the first quarter of 2011. We will continue to monitor the demand from our customers for this segment in the second half of 2011, and purchase additional TV advertisement time if necessary. The TV division is not going to expand internally in terms of its operational size and manpower, but it will continue to grow through external outsourcing and potential partnerships and/or joint ventures to secure the availability of TV minutes when needed.

●
For the six months ended June 30, 2011, we achieved approximately US$0.28 million of revenue from the bank kiosk business segment as compared to approximately US$0.26 million for the same period in 2010. For the three months ended June 30, 2011 and 2010, we achieved approximately US$0.14 million and US$0.13 million of revenue from this segment, respectively. The bank kiosk advertising business is still in the development stage and many details still need to be further analyzed and finalized before allocating more capital into this business unit. It was not a significant contribution to revenue for both the six and three months ended June 30, 2011 and 2010. Management believes that at this moment, this business is unlikely to expand and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

●
Upon the acquisition of Quanzhou ZhiYuan, Quanzhou Tian Xi Shun He and incorporation of Zhao Shang Ke Hubei, we operated our business in an additional reportable business segments, which were Brand Management and Sales Channel Expansion.  For the six and three months ended June 30, 2011, we achieved approximately US$0.50 million and US$0.43 million of revenue from this segment, respectively. We anticipate that the revenue from this segment will continue grow in the second half of 2011.

Costs of revenue

Our costs of revenue consist of costs directly related to the offering of our advertising services.  The following tables set forth our costs of revenue, divided into four segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Six months ended June 30,
	2011			2010
	(Amounts expressed in thousands of US dollars, except percentages)
			GP			GP
	Revenue	Cost	ratio	Revenue	Cost	ratio

Internet advertisement	$12,541	$3,105	75%	$12,580	$3,355	73%
TV advertisement	2,777	2,172	22%	9,424	9,238	2%
Bank kiosk	275	24	91%	263	22	92%
Brand management and sales channel expansion	500	157	69%	-	48	N/A
Total	$16,093	$5,458	66%	$22,267	$12,663	43%

	Three months ended June 30,
	2011			2010
	(Amounts expressed in thousands of US dollars, except percentages)
			GP			GP
	Revenue	Cost	ratio	Revenue	Cost	ratio

Internet advertisement	$6,457	$1,683	74%	$7,887	$2,143	73%
TV advertisement	2,059	1,620	21%	4,021	3,733	7%
Bank kiosk	138	13	91%	132	12	91%
Brand management and sales channel expansion	427	121	72%	-	48	N/A
Total	$9,081	$3,437	62%	$12,040	$5,936	51%

Cost of revenues: Our total costs of revenue decreased to US$5.46 million for the six months ended June 30, 2011 from US$12.66 million for the same period in 2010. For the three months ended June 30, 2011, our total cost of revenue decreased to US$3.44 million from US$5.94 million for the same period in 2010. This was mainly due to the significant decrease in costs of our TV advertisement business segment for the six and three months ended June 30, 2011, which was in line with the decrease of our TV advertisement revenue as discussed above.  Our cost of revenues related to offering of our advertising services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased for reselling, and business taxes and surcharges.

●
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, Google and Tecent (QQ), to increase exposure of our internet advertisement clients on the overall internet community in China and to generate more visits to their advertisements, including, their mini-sites, hosted by our portal website.  We accomplish these objectives through sponsored searches, advanced tracking and advanced traffic generating technologies, and search engine marketing technologies in connection with the well-known portal websites indicated above.  For the six months ended June 30, 2011 and 2010, our internet resources cost for internet advertising revenue was US$3.11 million and US$3.36 million, respectively. For the three months ended June 30, 2011 and 2010, our internet resources cost for internet advertising revenue was US$1.68 million and US$2.14 million, respectively. The decrease of the internet resources cost for the six and three months ended June 30, 2011 as compared to the same period of 2010 was in line with the decrease of the internet advertisement revenue as discussed above. According to our historical experience, the average gross profit margin for internet advertising services was approximately 70%-80%.  For the six months ended June 30, 2011 and 2010, the gross profit margin for this segment was 75% and 73%, respectively, and for the three months ended June 30, 2011 and 2010, the gross profit margin for this segment was 74% and 73%, respectively, which were considered fairly satisfactory for this business segment.

●
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. For the six months ended June 30, 2011 and 2010, we purchased TV advertisement time from six and seven provincial TV stations, respectively, and resell it to our TV advertisement clients.  For the three months ended June 30, 2011 and 2010, we also purchased advertisement time from six and seven provincial TV stations for resale, respectively. Our TV advertisement time cost was US$2.17 million and US$9.24 million for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, our TV advertisement time cost was approximately US$1.62 million and US$3.73 million, respectively. Our gross profit margin for this segment improved to 22% and 21% for the six and three months ended June 30, 2011 as compared to 2% and 7% for the same period of 2010. This improvement was mainly due to the efficiency of purchasing TV time on a more cost effective basis while matching with our customers’ needs simultaneously. In addtion, we only kept the TV advertising time from the stations that can be purchased on a more affordable cost basis as compared with the selling price affordable by our customers.

Gross Profit:  As a result of the foregoing, our gross profit was US$10.6 million for the six months ended June 30, 2011 as compared to US$9.6 million for the same period in 2010.  For the three months ended June 30, 2011 and 2010, we achieved approximately US$5.6 million and US$6.1 million gross profit, respectively. The decrease of the gross profit we generated for the three months ended June 30, 2011 as compared with the same period of 2010 was mainly due to the decrease of internet revenue for the second quarter of 2011 as discussed above. Along with the increase of the proportion of the high margin internet advertisement revenue over the total revenue for the six and three months ended June 30, 2011, which is 77.9% and 71.1%, respectively, as compared to 56.5% and 65.5%, respectively, for the same period in 2010, our overall gross margin increased to 66% and 62%, respectively, for the six and three months ended June 30, 2011, as compared with 43% and 51%, respectively, for the same period in 2010.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated:

	Six months ended June 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)
		% of total		% of total
	Amount	revenue	Amount	revenue

Total Revenue	$16,093	100%	$22,267	100%
Gross Profit	10,635	66%	9,604	43%
Selling expenses	1,620	10%	1,337	6%
General and administrative expenses	1,865	12%	1,595	7%
Research and development expenses	724	4%	330	2%
Total operating expenses	$4,209	26%	$3,262	15%

	Three months ended June 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)
		% of total		% of total
	Amount	revenue	Amount	revenue

Total Revenue	$9,081	100%	$12,040	100%
Gross Profit	5,644	62%	6,104	51%
Selling expenses	908	10%	911	7%
General and administrative expenses	975	11%	801	7%
Research and development expenses	372	4%	196	2%
Total operating expenses	$2,255	25%	$1,908	16%

Operating Expenses:  Our total operating expenses increased to US$4.21 million for the six months ended June 30, 2011 from US$3.26 million for the same period of 2010. For the three months ended June 30, 2011, our total operating expenses increased to US$2.26 million as compared to US$1.91 million for the same period of 2010.

●
Selling expenses: For the six months ended June 30, 2011, our selling expenses increased to US$1.62 million from US$1.34 million for the same period of 2010.  For each of the three months ended March 31, 2011 and 2010, our selling expenses was approximately US$0.91 million. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of www.28.com, other advertising and promotional expenses, staff and staff benefits, performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses.  For the six months ended June 30, 2011, the increase in our selling expenses was mainly due to the following reasons: (1) our brand development advertising expenses on TV programs for www.28.com increased by approximately US$0.07 million; (2) staff salary and benefit expenses increased by approximately US$0.10 million for new subsidiaries formed and acquired during the six months ended June 30, 2011; (3) server hosting and broadband leasing expenses increased by approximately US$0.06 million as a result of our continued improvement of our service quality to our customers; and (4) other general office expenses of our sales department increased by approximately US$0.05 million for new subsidiaries formed and acquired during the six months ended June 30, 2011.  For the three months ended June 30, 2011, brand development advertising expenses on TV programs for www.28.com decreased by approximately US$0.14 million due to a different advertising schedule we booked from TV programs for the six months ended June 30, 2011 and 2010; and (2) staff salary and benefit expenses, and other general office expenses of sales department increased by approximately US$0.06 million and US$0.08 million, respectively, for new subsidiaries formed and acquired during the six months ended June 30, 2011.

●
General and administrative expenses: For the six months ended June 30, 2011, general and administrative expenses increased to US$1.87 million as compared to US$1.60 million for the same period in 2010.  For the three months ended June 30, 2011, general and administrative expenses increased to US$0.98 million as compared to US$0.80 million for the same period of 2010.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, amortization of intangible assets, professional service fees, maintenance, utilities and other office expenses.  The increase in our general and administrative expenses for the six months ended June 30, 2011 was mainly due to the following reasons: (1) increase of expenses incurred by the newly acquired and formed subsidiaries during the six months ended June 30, 2011 for approximately US$0.30 million, of which approximately US$0.23 million was incurred by Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He after their respective acquisition dates and mainly related to the amortization of the intangible assets (i.e. contract backlog, customer relationship and non-compete agreement) recognized upon completion of these acquisition transactions over its respective estimated economic life; (2) at the same time, due to the deconsolidation of Shenzhen Mingshan incurred in January 2011, general and administration expense for Shenzhen Mingshan was not included in our consolidated earnings for the six months ended June 30, 2011, which was approximately US$0.16 for the same period of 2010; (3) depreciation expenses and maintaining expenses increased by approximately US$0.10 million for the new office equipment purchased and office decoration improvement incurred during the six months ended June 30, 2011; (4) other general office expenses, such as: communication, travelling and other office supplies increased by approximately US$0.03 million.  For the three months ended June 30, 2011 and 2010, the increase of the general and administrative expenses was due to similar reasons as discussed for the six months ended June 30, 2011 and 2010.

●
Research and development expenses: For the six months ended June 30, 2011, research and development expenses increased to US$0.72 million from US$0.33 million for the same period of 2010.  For the three months ended June 30, 2011, research and development expenses increased to US$0.37 million as compared to US$0.20 million for the same period of 2010. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the six and three months ended June 30, 2011 was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and other general administrative expense and supplies.  We expect that our research and development expenses will increase in future periods as we continue to expand, optimize and enhance the technology of our portal website, upgrade our advertising and internet management software and develop other related cloud-based management tools. In the next three to five years, we expect research and development expenses to be within the range of four percent to six percent of our total revenues.

Operating Profit: As a result of the foregoing, for the six months ended June 30, 2011 and 2010, we achieved approximately US$6.43 million and US$6.34 million operating profit, respectively. For the three months ended June 30, 2011 and 2010, our operating profit was approximately US$3.39 million and 4.20 million, respectively.

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

Share of earnings (losses) in equity investment affiliates: As of June 30, 2011 and for the six and three months then ended, we had two equity investment affiliates, which were Beijing Yang Guang and Shenzhen Mingshan.  We acquired a 49% equity interest in Beijing Yang Guang on December 8, 2010.  Therefore, for the six and three months ended June 30, 2011, we recognized our pro-rata share of earning in Beijing Yang Guang, which was approximately US$30,000 and US$13,000, respectively, with a corresponding increase to the carrying value of the long term investment in Beijing Yang Guang.  Shenzhen Mingshan used to be 51% owned by one of our operating subsidiaries and was a consolidated subsidiary of our company from its date of incorporation through January 6, 2011.  On January 6, 2011, an independent third party investor invested RMB15,000,000 (approximately US$2,283,000) cash to Shenzhen Mingshan, and hence obtained 60% equity interest of Shenzhen Mingshan, our company’s share of equity interest then decreased from 51% to 20.4% accordingly, Shenzhen Mingshan then became an equity investment affiliate of our company.  Therefore, we recognized our pro-rata share of losses in Shenzhen Mingshan, which was approximately US$135,000 and US$72,000 for the six and three months ended June 30, 2011, respectively, with a corresponding decrease to the carrying value of long term investment in Shenzhen Mingshan.  Therefore, net amount recognized as share of losses in equity investment affiliates recognized for the six and three months ended June 30, 2011 was approximately US$130,000 and US$59,000 for these two equity investment affiliates, respectively.

Gain on deconsolidation of subsidiary: The deconsolidation of Shenzhen Mingshan occurred on January 6, 2011 was accounted for in accordance with ASC Topic 810 “Consolidation”.  We recognized a gain of approximately US$230,000 upon deconsolidation of Shenzhen Mingshan in our consolidated statements of income and comprehensive income for the six months ended June 30, 2011, with a corresponding increase to the carrying value of the investment in Shenzhen Mingshan in the consolidated balance sheet.  This deconsolidation gain represents the excess of the fair value of our retained equity interest in Shenzhen Mingshan over its carrying value as of the date of deconsolidation.

Income Tax: We recognized an income tax expense of US$0.75 million and US$0.28 million for the six months ended June 30, 2011 and 2010, respectively.  For the three months ended June 30, 2011 and 2010, our income tax expense was US$0.32 million and US$0.07 million, respectively.  The increase of the income tax expenses was mainly due to the increase of the effective income tax rate of our PRC operating subsidiaries, Business Opportunity Online and Rise King WFOE for the six and three months ended June 30, 2011, as compared to that for the same period of 2010.  For fiscal year 2011, the applicable income tax rate for Business Opportunity Online and Rise King WFOE is 15% and 12.5%, respectively.  For fiscal year 2010, the applicable income tax rate for these two operating subsidiaries was 7.5% and nil%, respectively.

Net Income: As a result of the foregoing, our net income amounted to US$5.81 million for the six months ended June 30, 2011 as compared to US$7.93 million for the same period of 2010. Excluding the non-cash gain of US$0.23 million recognized for deconsolidation of Shenzhen Mingshan and the US$1.86 million gain recorded as changes in fair value of warrants for the six months ended June 30, 2011 and 2010, respectively, we achieved net income amounted to US$5.58 million and US$6.07 million for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, our net income was US$3.01 million and US$4.14 million, respectively.

Net income/ losses attributable to noncontrolling interest: On February 23, 2011, Beijing CNET Online acquired a 51% equity interest of Quanzhou Tian Xi Shun He. On March 1, 2011, Business Opportunity Online together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia. Beijing Chuang Fu Tian Xia is 51% owned by Business Opportunity Online and 49% owned by the co-founder individual. On April 18, 2011, Business Opportunity Online Hubei together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Hubei. Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founder individual. Therefore, net income or losses of the above three majority-owned subsidiaries were allocated between its respective shareholders based on its respective percentage of the ownership in the entity for the six and three months ended June 30, 2011.

For the six months ended June 30, 2011, net income allocated to the noncontrolling interest of Zhao Shang Ke Hubei was approximately US$0.054 million, net losses in the aggregate allocated to the noncontrolling interest of the other two majority-owned subsidiaries was approximately US$0.051 million. Therefore, net income attributable to the noncontrolling interest for these three majority-owned subsidiaries in the aggregate for the six months ended June 30, 2011 was approximately US$0.003 million.  For the three months ended June 30, 2011, net income allocated to the noncontrolling interest of Zhao Shang Ke Hubei was approximately US$0.054 million, net losses in the aggregate allocated to the noncontrolling interest of the other two majority-owned subsidiaries was approximately US$0.035 million. Therefore, net income attributable to the noncontrolling interest for these three majority-owned subsidiaries in the aggregate for the three months ended June 30, 2011 was approximately US$0.019 million.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income we achieved for the six and three months ended June 30, 2011 minus the total net income attributable to the noncontrolling interest shareholders as discussed above was the net income attributable to ChinaNet Online Holdings, Inc.

Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible preferred stockholders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share was outstanding within the reporting period. The cash dividend we accrued for the Series A convertible preferred stock was approximately US$0.32 million and US$0.42 million for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, preferred stock dividend accrued was approximately US$0.15 million and US$0.19 million, respectively.

Net income attributable to ChinaNet’s common shareholders: Net income attributable to ChinaNet’s common shareholders represents the net income after the allocation to the noncontrolling interest shareholders minus the cash dividend accrued for Series A convertible preferred stockholders.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.   Restricted cash is not included in cash and cash equivalents. As of June 30, 2011, we had cash and cash equivalents of US$16.4 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advanced payment to TV advertising time and internet resource providers, payment of our operating expenses and financing of our accounts receivable; (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, and investments in advanced technology based intangibles to provide more value-added services to our client and other office equipment; and (iii) net cash used in financing activities that mainly represented cash dividends we paid to our preferred stockholders. To date, we have financed our liquidity needs primarily through proceeds from our operating activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Six months ended June 30,
	2011	2010
	Amounts in thousands of US dollars

Net cash provided by operating activities	$4,097	$6,183
Net cash used in investing activities	(3,376)	(114)
Net cash used in financing actives	(59)	(2,175)
Effect of foreign currency exchange rate changes on cash	195	37
Net increase (decrease) in cash and cash equivalents	$857	$3,931

Net cash provided by operating activities: Our net cash provided by operating activities was US$4.10 million and US$6.18 million for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011, we achieved approximately US$6.28 million of net income (excluding the US$0.23 million non-cash gain recognized for deconsolidation of Shenzhen Mingshan and the approximately US$0.70 million of non-cash expenses of depreciation, amortization, share of losses in equity investment affiliates and the share-based compensation expenses etc). During the six months ended June 30, 2011: (1) accounts receivable and trade receivables from related parties increased by approximately US$2.43 million; (2) we collected approximately US$1.32 million third party loans granted for the purpose of expansion of our potential value added communication channel resources; (3) advance from customers decreased by approximately US$1.48 million; (4) due to related parties, due to Control Group and due to directors decreased by approximately US$0.37 million; and (5) taxes payable increased by approximately US$0.80 million.  These transactions in the aggregate adjusted our net income of approximately US$6.28 million to the net cash inflow of approximately US$4.1 million for the six months ended June 30, 2011. For the six months ended June 30, 2010, we achieved approximately US$6.35 million net income (excluding the US$1.86 million of non-cash gain recorded as changes in fair value of the warrant liabilities and approximately US$0.28 million non-cash expense of depreciation and share based compensation expenses).  For the six months ended June 30, 2010, (1) accounts receivable and trade receivables from related parties increased by approximately US$1.33 million; (2) we also spent approximately US$1.34 million as prepayment to our internet resources suppliers and TV advertisement time suppliers; (3) we collected approximately US$2.11 million of third party loans; and (4) taxes payables increased by approximately US$0.34 million. These transactions in the aggregate adjusted our net income of approximately US$6.35 million to net cash inflow of approximately US$6.18 million for the six months ended June 30, 2010.

Net cash used in investing activities: Our net cash used in investing activities for the six months ended June 30, 2011 was approximately US$3.38 million, which mainly included the following transactions: (1) we spent approximately US$0.15 million for purchasing of computers, office equipment, and settling the outstanding payment for bank kiosks purchased;  (2) we also spent approximately US$1.43 million for the purchasing of software and technology from an individual not affiliated with us, with whom we incorporated a new majority-owned subsidiary approved and registered by the related government authorities in July 2011, of which this purchased software and technology will be further consolidated and integrated into our advertising and marketing platform and management tools platform and packed into different value-added services to be provided to our clients; (3) as of June 30, 2011, approximately US$0.19 million of cash was deposited in temporary bank accounts for capital verification purpose for incorporation of three new subsidiaries, which was approved and registered by the related government authorities in July 2011, when these cash would be released to the formal bank accounts of these subsidiaries as paid in capital; (4) we received approximately US$0.02 million cash from the acquisition of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, representing the total cash and cash equivalent balance of these two companies as of its respective acquisition date; (5) the cash effect on deconsolidation of Shenzhen Mingshan which was approximately US$0.18 million, representing the cash and cash equivalent balance of Shenzhen Mingshan as of the date of deconsolidation; and (6) we also spent approximately US$1.45 million for the acquisition of the equity interest of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He. Net cash used in investing activities for the six months ended June 30, 2010, which was approximately US$0.11 million, was mainly the cash used for purchasing of computers and other office equipment.

Net cash used in financing activities: Our net cash used in financing activities for the six months ended June 30, 2011 was approximately US$0.06 million which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.28 million; and (2) cash contributed by the noncontrolling interest shareholder of Beijing Chuang Fu Tian Xi and Zhao Shang Ke Hubei for approximately US$0.07 million and US$0.15 million, respectively, in connection with the incorporation of these companies.  Net cash used in financing activities was approximately US$2.18 million for the six months ended June 30, 2010, which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.28 million; and (2) cash contributed by the noncontrolling interest of Shenzhen Mingshan of approximately US$0.14 million; and (3) a temporary loan to third parties for approximately US$2.03 million, which was collected in July 2010.

C. OFF BALANCE SHEET ARRANGEMENTS

Our Company did not have any significant off-balance sheet arrangements as of June 30, 2011.

D. Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011:

	Office Rental	Server hosting and board-band lease	Purchase of TV advertisement time	Purchase of internet advertisement resources	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Six months ending December 31, 2011	158	128	1,486	99	1,871
For the year ending December 31, 2012	-	112	-	-	112
Thereafter	-	-	-	-	-
Total	158	240	1,486	99	1,983

Recent developments:

●
On July 1, 2011, one of our PRC operating subsidiaries, Quanzhou Zhi Yuan, formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). The registered capital and paid in capital of Xin Qi Yuan HuBei is RMB100,000 (approximately US$15,470).  Xin Qi Yuan Hubei is mainly engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

●
On July 1, 2011, one of our PRC operating subsidiaries, Quanzhou Tian Xi Shun He, formed a new wholly owned company, Mu Sen Lin Advertisement (Hubei) Co., Ltd. (“Mu Sen Lin Hubei”). The registered capital and paid in capital of Mu Sen Lin HuBei is RMB100,000 (approximately US$15,470).  Mu Sen Lin Hubei is mainly engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

●
On July 1, 2011, one of our PRC operating subsidiaries, Business Opportunity Online Hubei, together with an individual who is not affiliated with us, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”).  The registered capital and paid in capital of Sheng Tian Hubei is RMB2,000,000 (approximately US$309,410). Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$157,800) and RMB980,000 (approximately US$151,610) in Sheng Tian Hubei and owned 51% and 49% of the equity interests of Sheng Tian Hubei, respectively.  Sheng Tian Hubei is mainly engaged in computer system design, development and promotion, software development and promotion, and providing the related technical consultancy services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)