Form 10-Q
period 2011-09-30
ChinaNet Online Holdings, Inc.
filed 2011-11-18
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2011

or

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

As of November 17, 2011 the registrant had 20,039,920 shares of common stock outstanding.

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2011	December 31, 2010
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,280	$15,590
Accounts receivable	6,147	4,319
Other receivables	10,558	7,811
Prepayment and deposit to suppliers	3,334	3,325
Due from equity investment affiliate	42	-
Due from related parties	390	185
Deposit for acquisitions	-	1,512
Other current assets	147	31
Total current assets	41,898	32,773

Investment in and loan to equity investment affiliates	588	7,162
Property and equipment, net	1,916	2,010
Intangible assets, net	3,197	51
Contingent consideration receivable	119	-
Goodwill	1,950	-
Total Assets	$49,668	$41,996

Liabilities and Equity
Current liabilities:
Accounts payable	$105	$174
Advances from customers	848	2,120
Other payables	272	10
Accrued payroll and other accruals	391	470
Due to related parties	160	291
Due to Control Group	-	81
Due to director	-	559
Taxes payable	3,186	2,193
Dividend payable	288	255
Total current liabilities	5,250	6,153

Long-term liabilities:
Deferred tax liability-non current	434	-
Long-term borrowing from director	137	132
Total Liabilities	5,821	6,285

Commitments and contingencies

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	September 30, 2011	December 31, 2010
	(US $)	(US $)
	(Unaudited)

Equity:
Series A convertible preferred stock (US$0.001 par value; authorized 8,000,000 shares; issued and outstanding Nil and 2,877,600 shares at September 30, 2011 and December 31, 2010, respectively; aggregate liquidation preference amount: $288 and $7,449, including accrued but unpaid dividends of $288 and $255, at September 30, 2011 and December 31, 2010, respectively)	-	3
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 20,039,920 shares and 17,102,320 shares at September 30, 2011 and December 31, 2010, respectively)	20	17
Additional paid-in capital	18,086	18,614
Statutory reserves	1,587	1,587
Retained earnings	21,166	14,630
Accumulated other comprehensive income	1,979	930
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	42,838	35,781

Noncontrolling interest	1,009	(70)
Total equity	43,847	35,711

Total Liabilities and Equity	$49,668	$41,996

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In thousands)
	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
To unrelated parties	$21,987	$30,304	$6,329	$8,631
To related parties	547	872	89	265
	22,534	31,176	6,418	8,896
Cost of sales
From unrelated parties	8,047	15,791	3,369	3,110
From related party	821	-	49	-
	8,868	15,791	3,418	3,110

Gross margin	13,666	15,385	3,000	5,786

Operating expenses
Selling expenses	2,198	2,187	575	851
General and administrative expenses	2,726	2,410	861	815
Research and development expenses	1,100	605	376	276
	6,024	5,202	1,812	1,942

Income from operations	7,642	10,183	1,188	3,844

Other income (expenses):
Changes in fair value of warrants	-	1,861	-	-
Interest income	9	8	5	4
Share of losses in equity investment affiliates	(180)	-	(75)	-
Gain on deconsolidation of subsidiary	232	-	-	-
Other income (expenses)	5	7	-	4
	66	1,876	(70)	8

Income before income tax expense and noncontrolling interest	7,708	12,059	1,118	3,852
Income tax expense	861	304	107	25
Net income	6,847	11,755	1,011	3,827
Net loss attributable to noncontrolling interest	96	127	100	50
Net income attributable to ChinaNet Online Holdings, Inc.	6,943	11,882	1,111	3,877

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	Nine Months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Dividend on Series A convertible preferred stock	(407)	(612)	(85)	(190)

Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$6,536	$11,270	$1,026	$3,687

Earnings per share
Earnings per common share
Basic	$0.37	$0.68	$0.06	$0.22
Diluted	$0.34	$0.57	$0.06	$0.19

Weighted average number of common shares outstanding:
Basic	17,806,818	16,676,752	18,632,103	16,939,961
Diluted	20,265,764	20,905,796	18,632,103	20,916,463

Comprehensive Income
Net income	$6,847	$11,755	$1,011	$3,827
Foreign currency translation gain	1,074	442	330	365
	$7,921	$12,197	$1,341	$4,192
Comprehensive Income
Comprehensive loss attributable to noncontrolling interest	$(71)	$(127)	$(98)	$(50)
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	7,992	12,324	1,439	4,242
	$7,921	$12,197	$1,341	$4,192

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$6,847	$11,755
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	727	275
Share-based compensation expenses	237	177
Changes in fair value of warrants	-	(1,861)
Share of (earnings) losses in equity investment affiliates	180	-
Gain on deconsolidation of subsidiary	(232)	-
Gain on disposal of property and equipment	(3)	-
Deferred taxes	(65)	-
Changes in operating assets and liabilities
Accounts receivable	(1,591)	(1,195)
Other receivables	3,768	2,095
Prepayment and deposit to suppliers	(19)	(24)
Due from related parties	(195)	283
Other current assets	(113)	(141)
Accounts payable	(72)	77
Advances from customers	(1,320)	76
Other payables	238	(5)
Accrued payroll and other accruals	(67)	104
Due to Control Group	(82)	(738)
Due to director	(559)	389
Due to related parties	(138)	(24)
Taxes payable	902	(8)
Net cash provided by operating activities	8,443	11,235

Cash flows from investing activities
Purchases of property and equipment	(245)	(389)
Purchase of intangible assets	(1,438)	(59)
Cash from acquisition of VIEs	24	-
Cash effect on deconsolidation of a subsidiary	(184)	-
Payment for acquisition of VIEs	(2,183)	-
Long-term investment in equity investment affiliate	(166)	-
Disposal of investment in equity investment affiliate	1,076	-
Net cash used in investing activities	(3,116)	(448)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine months ended September 30,
	2011	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from financing activities
Cash investment contributed by noncontrolling interest	377	144
Dividend paid to Series A convertible preferred stockholders	(374)	(605)
Increase of short-term loan to third parties	-	(2,257)
Net cash provided by (used in) financing activities	3	(2,718)

Effect of foreign currency fluctuation on cash and cash equivalents	360	255

Net increase in cash and cash equivalents	5,690	8,324

Cash and cash equivalents at beginning of the period	15,590	13,917
Cash and cash equivalents at end of the period	$21,280	$22,241

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$158	$1,242
Income taxes refunded	$-	$921

Non-cash transactions:
Warrant liability reclassify to additional paid in capital	$-	$7,703
Restricted stock and options granted for future service	$63	$159

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in advertisement business. In October 2008, a series of contractual arrangements (the “Contractual Agreements” or “VIE Agreements”) were entered into among Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities.  In return, Rise King WFOE provides consulting services to the PRC Operating Entities.  In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Entities.  They also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities directly (See Note 2 for significant terms of these Contractual Arrangements).

At the time the above Contractual Agreements were signed, the controlling shareholder of China Net BVI was Rise King BVI, who holds 55% of the Company’s common stock. The sole registered shareholder of Rise King BVI, Mr. Yang Li, who owned 10,000 shares of common stock of Rising King BVI, entered into slow-walk agreements with each of the Control Group individuals, pursuant to which, upon the satisfaction of certain conditions, the Control Group individuals had the option to purchase the 10,000 shares of Rise King BVI, (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun, acting as nominee for Mr. Zhang Zhige) owned by Mr. Yang Li, at a purchase price of US$ 1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group had the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiary and VIEs (“the Group”) generates at least RMB 100,000,000 of the gross revenue for twelve months commencing on January 1, 2009 and ending on December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing on January 1, 2010 and ending on June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing on July 1, 2010 and ending on December 31, 2010 (the “Performance Period III”).  In the event that the Group did not achieve the performance targets specified above, then the Control Group individuals could have exercised the Option at the Alternative Exercise Price (which was US$ 2 per share), on the date that the Acquisition was completed or abandoned.  Each Control Group individual could have purchased one-third of the total number of shares that he or she was eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Control Group individuals also entered an Entrustment Agreement with Rise King BVI, pursuant to which, based on the 55% equity interest held in the Group directly or indirectly, Rise King BVI entrusted the Control Group to manage the Group companies by irrevocably authorizing the Control Group to act on behalf of Rise King BVI, as the exclusive agents and attorneys with respect to all matters concerning Rise King BVI’s holdings in the Group, during the term of the Entrustment Agreement, including the rights of attending the shareholders’ meeting; exercising all the shareholder’s rights and shareholder’s voting rights enjoyed by Rise King BVI under the laws and the articles of associations of the Company and each of the Group Companies, (collectively “the Group”) including without limitation voting for and making decisions on the increase or decrease of the authorized capital/registered capital, issuing company bonds, merger, division, dissolution, liquidation of the Group or change of Group’s type, amendment to the articles of association of the Group, designating and appointing the legal representatives (the chairman of the Board), directors, supervisors, general managers and other senior officers of the Group. The Control Group also agrees and confirms that each of them shall act in concert with one another when exercising all of their rights (including but not limited to the voting rights) authorized to them in this Agreement. The Entrustment Period commenced on the execution date of the agreement and was effective  for a period of ten years, unless earlier terminated.

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

Pursuant to the above Contractual Agreements, all of the equity owners' rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, and Rise King WFOE's ability to extract the profits from the operation of the VIEs, and assume the residual benefits of the VIEs. Because Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, the Company included the assets, liabilities, revenues and expenses of the VIEs in its consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

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

Shanghai Borongdingsi is owned 51% by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct bank kiosk advertisement business. The business is based on a bank kiosk cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The bank kiosk cooperation agreement has a term of eight years starting August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement business as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the bank kiosk business exclusively until the recovery of the cost of purchase of the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the succeeding net profit generated from the bank kiosk advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). The registered capital and paid-in capital of Shenzhen Mingshan was RMB10,000,000 and RMB5,000,000, respectively. Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing of internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with the Company, invested RMB15,000,000 (approximately US$2,283,070) cash into Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital increased from RMB10,000,000 (approximately US$1,466,000) and RMB5,000,000 (approximately US$733,000) to RMB25,000,000 (approximately US$3,786,000) and RMB20,000,000 (approximately US$3,029,000), respectively.  Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  The Company’s share of the equity interest in ShenZhen Minshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in ShenZhen Mingshan, but still retains an investment in and significant influence over Shenzhen Mingshan.

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

On December 8, 2010, the Company, through one of its VIEs, Shanghai Jing Yang acquired a 49% interest of a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for cash consideration of RMB 7,350,000 (approximately US$1,112,000), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000 (approximately US$2,269,000). In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang for a cash consideration of RMB7,350,000, which was equal to the consideration paid when Shanghai Jing Yang acquired the 49% equity interest in December 2010.

The Company, through one of its VIEs, Beijing CNET Online, entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire a 100% equity interest in Quanzhou Zhi Yuan and a 51% equity interest in Quanzhou Tian Xi Shun He, respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively (see Note 4).  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused mainly in the sportswear and clothing industry. In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest of Quanzhou Tian Xi Shun He for a cash consideration of RMB7,200,000 (approximately US$1,114,000). On June 27, 2011, this transaction was approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province of PRC and on the same date, Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 28, 2011, one of the Company’s VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is mainly engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of the Company’s VIEs, Business Opportunity Online, together with an individual, who was not affiliated with the Company, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The registered capital of Beijing Chuang Fu Tian Xia is RMB1,000,000 (approximately US$152,000).  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,500) and RMB490,000 (approximately US$74,500) cash in Beijing Chuang Fu Tian Xia, respectively, representing 51% and 49% of the equity interests of  Beijing Chuang Fu Tian Xi, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established subsidiary.  This subsidiary is mainly engaged in providing and operating internet advertising, marketing and communication services to small and medium companies through the websites associated the above mentioned domain names.  As of September 30, 2011, www.liansuo.com is currently in its first stage of operation, while www.chuangye.com is currently in its fourth round of testing on services and functionalities with the entrepreneurial communities.

On April 18, 2011, the Company, through one of its VIEs, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). The registered capital and paid in capital of Hubei CNET is RMB1,000,000 (approximately US$152,205).  Hubei CNET is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The registered capital of Zhao Shang Ke Hubei is RMB2,000,000 (approximately US$306,000).  Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$156,000) and RMB980,000 (approximately US$150,000) cash in Zhao Shang Ke Hubei, respectively, and hence owned 51% and 49% of the equity interests of  Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is mainly engaged in providing advertisement design, production, promulgation and most importantly sales channels expansion services.

On July 1, 2011, one of the Company’s VIEs, Quanzhou Zhi Yuan, formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). The registered capital and paid in capital of Xin Qi Yuan HuBei is RMB100,000 (approximately US$15,470).  Xin Qi Yuan Hubei is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, one of the Company’s VIEs, Quanzhou Tian Xi Shun He, formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). The registered capital and paid in capital of Mu Lin Sen HuBei is RMB100,000 (approximately US$15,470).  Mu Lin Sen Hubei is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual who is not affiliated with the Company formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”).  The registered capital and paid in capital of Sheng Tian Hubei is RMB2,000,000 (approximately US$309,410). Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$157,800) and RMB980,000 (approximately US$151,610) cash in Sheng Tian Hubei, respectively, and hence owned 51% and 49% of the equity interests of  Sheng Tian Hubei, respectively.  Sheng Tian Hubei is mainly engaged in computer system design, development and promotion; software development and promotion, and providing the related technical consultancy services.

On September 5, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). The registered capital and paid in capital of Business Opportunity Online Chongqing is RMB2,000,000 (approximately US$312,285). Business Opportunity Online Chongqing is mainly engaged in internet advertisement design, production and promulgation.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2011, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs.

2.     Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”).

As described in Note 1, On October 8, 2008, a series of contractual arrangements (the “VIE Agreements”) were entered into among Rise King WFOE and Business Opportunity Online, Beijing CNET Online (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). As a result of entering into these VIE Agreements signed between Rise King WFOE and the PRC Operating Entities, the Company includes the assets, liabilities, revenues and expenses of these PRC Operating Entities and its subsidiaries in its consolidated financial statements.

The significant terms of the VIE Agreements are summarized below:

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Entities, Rise King WFOE has the exclusive right to provide to the PRC Operating Entities complete technical support, business support and related consulting services during the term of these agreements, which includes but is not limited to technical services, business consultations, equipment or property leasing, marketing consultancy system integration, product research and development, and system maintenance. In exchange for such services, each PRC Operating Entity has agreed to pay a service fee to Rise King WFOE equal to 100% of the net income of each PRC Operating Entity. Adjustments may be made upon approval by Rise King WFOE based on services rendered by Rise King WFOE and operational needs of the PRC Operating Entities. The payment shall be made on a monthly basis, if at year end, after an audit of the financial statements of any PRC Operating Entities, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC Operating Entity shall pay such shortfall to Rise King WFOE. Each agreement has a ten-year term. The term of these agreements may be extended if confirmed in writing by Rise King WFOE prior to the expiration of the term. The extended term shall be determined by Rise King WFOE, and the PRC Operating Entities shall accept such extended term unconditionally.

Exclusive Option Agreements: Under the Exclusive Option Agreements entered into by and among Rise King WFOE, each of the PRC Shareholders irrevocably granted to Rise King WFOE or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Entities for a purchase price of RMB 10 or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Rise King WFOE or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at the election of Rise King WFOE.

Equity Pledge Agreements: Under the Equity Pledge Agreements entered into by and among Rise King WFOE, the PRC Operating Entities and each of the PRC Shareholders, the PRC Shareholders pledged all of their equity interests in the PRC Operating Entities to guarantee the PRC Operating Entities’ performance of its obligations under the Exclusive Business Cooperation Agreements. If the PRC Operating Entities or any of the PRC Shareholders breaches its/his/her respective contractual obligations under these agreements, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Rise King WFOE, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders of the PRC Operating Entities agreed not to dispose of the pledged equity interests or take any actions that would prejudice Rise King WFOE's interest, and to notify Rise King WFOE of any events or upon receipt of any notices which may affect Rise King WFOE's interest in the pledge. Each of the equity pledge agreements will be valid until all the payments related to the services provided by Rise King WFOE to the PRC Operating Entities due under the Exclusive Business Cooperation Agreements have been fulfilled. Therefore, the equity pledge agreements shall only be terminated when the payments related to the ten-year Exclusive Business Cooperation Agreement are paid in full and the WFOE does not intend to extend the term of the Exclusive Business Cooperation Agreement.

Irrevocable Powers of Attorney: The PRC Shareholders have each executed an irrevocable power of attorney to appoint Rise King WFOE as their exclusive attorney-in-fact to vote on their behalf on all PRC Operating Entities matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Entities.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the VIE Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business, pursuant to which the Company, through its wholly owned subsidiary, Rise King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang. Therefore, the Company also includes the assets, liabilities, revenues and expenses of Shanghai Jing Yang in its consolidated financial statements.

As a result of these VIE Agreements, the Company through its wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes but is not limited to the development and execution of the overall business strategy; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, office administration technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, the Conpany will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our PRC Operating Entities and their shareholders.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of the Company’s business, and the Company cannot assure that the outcome will be in its favor. Apart from the above risks, there are no significant judgments or assumptions regarding enforceability of the contracts.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over the VIEs, and its ability to conduct its business may be materially and adversely affected.

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$14,398	$6,535
Accounts receivable, net	3,621	1,487
Other receivables	10,547	7,803
Prepayment and deposit to suppliers	3,334	3,322
Due from related parties	227	156
Deposit for acquisitions	-	1,512
Other current assets	135	2
Total current assets	32,262	20,817

Investment in and advance to unconsolidated investee	588	7,162
Property and equipment, net	1,486	1,445
Intangible assets, net	3,152	-
Contingent consideration receivable	119	-
Goodwill	1,950	-
Total Assets	$39,557	$29,424

Liabilities
Current liabilities:
Accounts payable	$105	$174
Advances from customers	848	783
Other payables	277	10
Accrued payroll and other accruals	229	162
Due to related parties	160	155
Due to Control Group	11	91
Taxes payable	2,500	1,753
Total current liabilities	4,130	3,128

Deferred tax Liabilities-non current	434	-
Total Liabilities	$4,564	$3,128

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs’ assets can only be used to settle the obligations of the VIEs. Conversely, liabilities recognized by the consolidated VIEs do not represent additional claims on the Company’s assets.

For the nine months ended September 30, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$18,016,000, cost of sales of approximately US$8,620,000, operating expenses of approximately US$4,036,000 and net income before allocation to non-controlling interests of approximately US$4,920,000.

For the three months ended September 30, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$6,255,000, cost of sales of approximately US$3,409,000, operating expenses of approximately US$1,205,000 and net income before allocation to non-controlling interests of approximately US$1,427,000.

For the nine months ended September 30, 2010, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$22,865,000, cost of sales of approximately US$15,327,000, operating expenses of approximately US$3,554,000 and net income before allocation to non-controlling interests of approximately US$3,687,000.

For the three months ended September 30, 2010, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$5,036,000, cost of sales of approximately US$2,917,000, operating expenses of approximately US$1,351,000 and net income before allocation to non-controlling interests of approximately US$747,000.

3.     Summary of significant accounting policies

a)	Basis of presentation

The consolidated interim financial statements include the financial statements of the Company and its subsidiaries and VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated interim financial information as of September 30, 2011 and for the nine and three months ended September 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011, its consolidated results of operations for the nine and three months ended September 30, 2011 and 2010, and its consolidated cash flows for the nine months ended September 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The functional currency of the Company’s US holding company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating subsidiary and VIEs is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating subsidiary and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2011	December 31, 2010

Balance sheet items, except for equity accounts	6.4018	6.6118

	Nine months ended September 30,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.5060	6.8164

	Three months ended September 30,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.4231	6.7803

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

g)	Accounts receivable

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

Purchased software and software platform is initially recorded at cost and amortized on a straight-line basis over the estimated useful economic life.

Intangible assets other than goodwill acquired through various acquisitions (see Note 4) are amortized on a straight-line basis over their expected useful economic lives.

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

Based on the Company analysis of its website development cost which is subject to capitalization in accordance with ASC Topic 350-50 incurred for the development of www.liansuo.com and www.chuangye.com, the Company didn’t capitalize such cost, as the amount was considered immaterial, which was mainly the labor cost of its R&D staff.

k)	Impairment of long-lived assets

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

For the nine and three months ended September 30, 2011 and 2010, the Company did not record any impairment losses associated with long-lived assets.

l)	Goodwill

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

n)	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary

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

o)	Revenue recognition

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales include revenues from internet advertising generated from the Company’s portal websites, reselling of internet advertising spaces and other internet advertisement related resources purchased from other portal websites, reselling of advertising time purchased from TV stations and brand management and sales channel building services. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

p)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased, director labor cost and PRC business tax.

q)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the nine months ended September 30, 2011 and 2010, advertising expenses for the Company’s own brand building were approximately US$1,193,000 and US$1,534,000, respectively. For the three months ended September 30, 2011 and 2010, advertising expenses for the Company’s own brand building were approximately US$170,000 and US$585,000, respectively.

r)	Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2011 and 2010 were approximately US$1,100,000 and US$605,000, respectively. Expenses for research and development for the three months ended September 30, 2011 and 2010 were approximately US$376,000 and US$276,000, respectively.

s)	Income taxes

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

t)	Uncertain tax positions

The Company adopted ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the nine and three months ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

u)	Share-based Compensation

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company accounts for share-based compensation to employees in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

v)	Noncontrolling interest

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

w)	Comprehensive income

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

x)	Earnings / (loss) per share

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

y)	Commitments and contingencies

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

z)	Fair value measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepayment and deposits, investment in and loan to equity investment affiliates, accounts payable, advances from customers, accruals and other payables. The carrying values of these financial instruments approximate fair values due to their short maturities.

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

aa)	Recent accounting pronouncements affecting the Company

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other” (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amendments in this ASU, an entity is permitted to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments in this Update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position and results of operations upon adoption.

4.     Acquisitions

In order to further diversify the channels of the Company’s advertisement and marketing campaign services, achieve an entry into Fujian Province, a base of fast growing small to medium enterprises and expand its market opportunities from franchises, dealerships and merchants looking to expand their businesses domestically in China, the Company acquired a 100% equity interest and a 51% equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, respectively. As described in Note 1, the acquisition of a 100% equity interest in Quanzhou Zhi Yuan and the acquisition of a 51% equity interest in Quanzhou Tian Xi Shun He were consummated on January 4, 2011 and February 23, 2011, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acquisition of Quanzhou Zhi Yuan

On December 18, 2010, the Company, through one of its VIEs, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan.  According to the acquisition agreement, the Company agreed to pay an aggregate cash consideration of RMB9,500,000 (approximately US$1,446,000) in exchange for a 100% equity interest in Quanzhou Zhi Yuan.  The Company prepaid a deposit of RMB6,500,000 (approximately US$983,000) of the cash consideration to an independent agent who was entrusted by both of the counter-parties upon signing the agreement, the shareholders of Quanzhou Zhi Yuan would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction.  On January 4, 2011, the acquisition of a 100% equity interest in Quanzhou Zhi Yuan was approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province, and the prepaid cash consideration deposit was released to the shareholders of the Quanzhou Zhi Yuan accordingly. The Company determined the acquisition date of Quanzhou Zhi Yuan as of January 4, 2011, because this was the date both counter-parties had completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the date the control of the acquiree were officially and legally transferred to the Company in fact.  As of September 30, 2011, the Company has paid the remaining purchase price of RMB3,000,000 (approximately US$464,110) to the seller for the 100% equity interest in Quanzhou Zhi Yuan.

The following table summarizes the assignment of fair value to identifiable assets and liabilities assumed as of January 4, 2011 (the acquisition date of Quanzhou Zhi Yuan):

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

Acquisition of Quanzhou Tian Xi Shun He

On December 22, 2010, the Company, through one of its VIEs, Beijing CNET Online, entered into an equity interest acquisition agreement with the shareholders of Quanzhou Tian Xi Shun He.  Pursuant to the terms of the acquisition agreement, the Company agreed to pay an aggregate cash consideration of RMB7,500,000 (approximately US$1,142,000) in exchange for a 51% equity interest in Quanzhou Tian Xi Shun He.  The Company prepaid a deposit of RMB3,500,000 (approximately US$529,000) of the cash consideration to an independent agent who was entrusted by both of the counter-parties upon signing the agreement, the shareholders of Quanzhou Tian Xi Shun He would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction.  On February 23, 2011, the acquisition of a 51% equity interest in Quanzhou Tian Xi Shun He was approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province, and the prepaid cash consideration deposit was released to the shareholders of the Quanzhou Tian Xi Shun He accordingly. The Company determined the acquisition date of Quanzhou Zhi Yuan as of February 23, 2011, because this was the date both counter-parties had completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the date the control of the acquiree was officially and legally transferred to the Company in fact.  As of September 30, 2011, the Company has settled the remaining purchase price of RMB4,000,000 (approximately US$618,810) to the seller for the 51% equity interest in Quanzhou Tian Xi Shun He.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarized the assignment of fair value to identifiable assets and liabilities assumed as of February 23, 2011 (the acquisition date of Quanzhou Tian Xi Shun He):

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

5.     Cash and cash equivalents

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Cash on hand	133	39
Bank deposit	21,147	15,551
	21,280	15,590

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.     Accounts receivable

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,147	4,319
Allowance for doubtful debts	-	-
Accounts receivable, net	6,147	4,319

The majority of the Company’s accounts receivable balances as of September 30, 2011 is within a six months credit period and there are no balances due over one year. Management believes that there will not be any collectability issue for these accounts receivable, therefore no allowance for doubtful accounts is required for the nine and three months ended September 30, 2011.

7.     Other receivables

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan for marketing campaign	3,905	3,781
Short-term loans to third parties	252	3,781
Short-term loan to Beijing Yang Guang	6,248	-
Receivables for disposal of the investment in Beijing Yang Guang	81	-
Staff advances for normal business purpose	72	249
	10,558	7,811

Short-term loan for marketing campaign: for one of its major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,905,000) to a TV series of 36 episodes, called “Xiao Zhan Feng Yun”. This TV series is produced for the commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty) and has been broadcasted on CCTV 8 and www.sina.com.cn from September 2011, and is continually selling its broadcasting rights to other provincial TV channels for additional exposure.  By participating in this TV series, the Company will be shown during the credit at the closing of each episode with its logo presented and also shown as a separate card during the closing before the credit screen. This loan had a length of approximately one year and is expected to have a return rate of 20%.

The Company loaned third parties on a subjective term of searching and/or obtaining lower cost value-added communication channels. Any of the third parties are required to pay back the capital within three months or on demand if no satisfied search result is provided. The acquired resources are primarily used for self-advertising and marketing or advertising for clients in internet bundle packages in second and third tier cities or regions.

The short-term loan to Beijing Yang Guang of RMB40,000,000 (approximately US$6,248,000) was reclassified from investment in and loan to equity investment affiliates account upon the Company’s disposal of the investment in Beijing Yang Guang as  Beijing Yang Guang was no longer an equity investment affiliate of the Company. The loan was for working capital purpose, interest free and will be collected by the end of fiscal 2011. (See Note 12)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2011, receivables for disposal of the investment in Beijing Yang Guang represented the remaining consideration receivable for the Company’s disposal of the 49% equity interest in Beijing Yang Guang of approximately US$55,000, which was subsequently received in October 2011, and the Company’s pro-rata share of the net income generated by Beijing Yang Guang during the period when the Company held 49% equity interest of Beijing Yang Guang of approximately US$26,000, transferred from investment in and loan to equity investment affiliates account upon disposal of the investment in Beijing Yang Guang, the amount  was also subsequently collected in early November 2011. (See Note 12)

Management believes no allowance for doubtful accounts is required for these other receivables for the nine and three months ended September 30, 2011.

8.     Prepayments and deposit to suppliers

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantees to TV advertisement and internet resources providers	2,292	2,778
Prepayments to TV advertisement and internet resources providers	980	413
Prepayment to online game operating service provider	-	91
Other deposits and prepayments	62	43
	3,334	3,325

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

9.     Due from equity investment affiliates

	September 30,	December 31,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)

Shenzhen Mingshan	42	-

Shenzhen Mingshan is an equity investment affiliate of the Company.  Amounts due from Shenzhen Mingshan as of September 30, 2011 were mainly related to the hosted computer servers sold to Shenzhen Mingshan by the Company during the nine months ended September 30, 2011.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.   Due from related parties

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	131	-
Beijing Telijie Century Environmental Technology Co., Ltd.	174	39
Soyilianmei Advertising Co., Ltd.	85	146
	390	185

These related parties are directly or indirectly owned by the Control Group or the management of the Company.  Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun (acting as nominee for Mr. Zhang Zhige), the owners of the Company’s PRC Operating Entities, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring.

Amount due from Soyilianmei Advertising Co., Ltd. was related to the internet advertising resources purchased by the Company on behalf of this related party.  The rest of the related party balances were outstanding receivables for the advertising services the Company provided to these related parties.

11.   Deposit for acquisitions
	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Quanzhou Zhi Yuan	-	983
Quanzhou Tian Xi Shun He	-	529
	-	1,512

As described in Note 4, the Company prepaid RMB6,500,000 (approximately US$983,000) and RMB3,500,000 (approximately US$529,000) of the cash consideration for the acquisition of a 100% equity interest in Quanzhou Zhi Yuan and a 51% equity interest in Quanzhou Tian Xi Shun He, respectively, as deposits to an independent agent who was entrusted by both of the counter-parties upon signing the agreement.  The shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction. As agreed by all parties, the completion dates of these acquisition transactions and the transfer of the control of the acquirees were the dates that the equity interest transfers were approved and registered with the relevant PRC government authorities and the prepaid cash consideration would be released to the shareholders of the acquirees on their respective transaction completion date.  Therefore, as of December 31, 2010, the cash considerations prepaid were recorded as deposit for acquisitions.

On January 4, 2011 and February 23, 2011, the acquisition of a 100% equity interest in Quanzhou Zhi Yuan and the acquisition of a 51% equity interest in Quanzhou Tian Xi Shun He were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province, respectively, and the prepaid cash consideration deposits were released to the shareholders of the acquirees in accordance. The Company determined the acquisition dates of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as of January 4, 2011 and February 23, 2011, respectively, and the prepaid cash deposits were accounted for as part of the purchase price allocation (see Note 4).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.   Investment in and loan to equity investment affiliates

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	588	1,112
Loan to equity investment affiliates	-	6,050
	588	7,162

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the nine months ended September 30, 2011:

	Beijing Yang Guang	Shenzhen Mingshan	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2010 (audited)	7,162	-	7,162
Deconsolidation of Shenzhen Mingshan	-	381	381
Gain on deconsolidation of Shenzhen Mingshan	-	229	229
Loan to Beijing Yang Guang	1,522	-	1,522
Repayment from Beijing Yang Guang	(1,547)	-	(1,547)
Additional investment to Shenzhen Mingshan	-	169	169
Share of earnings (losses) in equity investment affiliates	26	(206)	(180)
Disposal of investment in Beijing Yang Guang	(1,174)	-	(1,174)
Outstanding loan to Beijing Yang Guang transfer to other receivable account	(6,248)	-	(6,248)
Exchange translation adjustment	259	15	274
Balances as of September 30, 2011 (unaudited)	-	588	588

Beijing Yang Guang:

Beijing Yang Guang was incorporated on October 25, 2010. On December 8, 2010, one of the Company’s VIEs, Shanghai Jing Yang acquired a 49% interest in Beijing Yang Guang for a cash consideration of RMB7,350,000 (approximately US$1,112,000) and became the noncontrolling interest holder of Beijing Yang Guang.  The investment in Beijing Yang Guang was accounted for under the equity method until the Company withdrew its investment and ceased to have any noncontolling interest in Beijing Yang Guang in August 2011. As of the date the Company disposed its 49% equity interest in Beijing Yang Guang, the Company has provided RMB40,000,000 (approximately US$6,050,000) working capital loan to Beijing Yang Guang.

For the nine and three months ended September 30, 2011, before the Company disposed of its investment in Beijing Yang Guang, the Company recognized its pro-rata share of earnings and losses in Beijing Yang Guang of approximately US$26,000 income  and a US$4,000 loss, respectively, which was reflected in the caption of “Share of earnings (losses) in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding increase (decrease) to the carrying value of the investment in Beijing Yang Guang in the Company’s consolidated balance sheet.

In August 2011, the Company withdrew its investment in Beijing Yang Guang and sold back its 49% equity interest to the majority shareholder of Beijing Yang Guang for a cash consideration of RMB7,350,000 (approximately US$1,148,000), which was equal to the amount the Company paid for the acquisition of the 49% equity interest in December 2010. Beijing Yang Guang also agreed to distribute to the Company its pro-rata share of net income generated by Beijing Yang Guang during the period when the Company held 49% of the equity interest of Beijing Yang Guang, which was approximately US$26,000. This amount was subsequently collected in early November 2011. As of the date the Company disposed its investment in Beijing Yang Guang, the carrying amount of the investment in Beijing Yang (excluding loan to Beijing Yang Guang) was RMB7,517,000, (approximately US$1,174,000). As of September 30, 2011, the Company had received a cash consideration of RMB7,000,000 (approximately US$1,093,000) The remaining purchase consideration of RMB350,000 (approximately US$55,000) was received in October 2011.  The difference between the carrying amount of the investment in Beijing Yang and the actual payment received as of September 30, 2011 was recorded in other receivables (See Note 7).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2011, there was a RMB40,000,000 (approximately US$6,248,000) working capital loan to Beijing Yang Guang remain outstanding, which was transferred to other receivable account upon disposal of the investment in Beijing Yang Guang. This loan is interest-free and will be collected within the end of fiscal 2011.

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company.  Shenzhen Mingshan was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through January 6, 2011.  On January 6, 2011, an independent third party investor invested RMB15,000,000 (approximately US$2,283,070) cash into Shenzhen Mingshan and hence obtained 60% equity interest of Shenzhen Mingshan. The Company’s share of equity interest then decreased from 51% to 20.4%. The carrying value of the investment to Shenzhen Mingshan immediately after the deconsolidation, which was approximately US$381,000, was included in the balance sheet as investment in equity investment affiliates.

The deconsolidation of Shenzhen Mingshan was accounted for in accordance with ASC Topic 810 “Consolidation”.  The Company recognized a gain of approximately US$229,000 upon deconsolidation of Shenzhen Mingshan, which has been recorded as a gain on deconsolidation of subsidiary in the Company’s consolidated statements of income and comprehensive income with a corresponding increase in the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.  This gain represents the excess of the fair value of the Company’s retained equity interest over its carrying value as of the date of deconsolidation.

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

In August 2011, the Company made a capital injection of RMB1,080,000 (approximately US$169,000) in cash to Shenzhen Mingshan for its portion of the unpaid registered capital, which was required to be fully contributed within two years from the incorporation of Shenzhen Mingshan. This amount was recorded as an increase of investment in equity investment affiliates in the Company’s consolidated balance sheet.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the nine and three months ended September 30, 2011, the Company recognized its pro-rata share of losses in Shenzhen Mingshan of approximately US$206,000 and US$71,000, respectively, which was reflected in the caption of “Share of earnings (losses) in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.   Property and equipment, net

        Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	604	584
Office equipment	1,311	1,183
Electronic devices	1,188	969
Total property and equipment	3,103	2,736
Less: accumulated depreciation	1,187	726
	1,916	2,010

Depreciation expenses in aggregate for the nine months ended September 30, 2011 and 2010 were approximately US$414,000 and US$253,000, respectively.

Depreciation expenses in aggregate for the three months ended September 30, 2011 and 2010 were approximately US$141,000 and US$90,000, respectively.

14.   Intangible assets, net

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Intangible assets not subject to amortization:
Trade Name	305	-
Intangible assets subject to amortization:
Contract Backlog	194	-
Customer Relationship	1,307	-
Non-Compete Agreement	195	-
Cloud-compute based software platforms	1,450	-
Computer software	75	61
Total intangible assets	3,526	61
Less: accumulated amortization	329	10
	3,197	51

Contract backlog, Customer relationship and Non-compete agreement were acquired through the acquisition transactions of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as described in Note 4.

On July 1, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, and an individual who was not affiliated with the Company formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd (“Sheng Tian Hubei”), which was 51% owned by Business Opportunity Online Hubei and 49% owned by this individual. In addition, Business Opportunity Online Hubei, entered into a software platform and technology purchase agreement with this individual. The agreement provides that the purchase price shall be based on the valuation of RMB18,200,000 (approximately US$2,843,000), and Business Opportunity Online shall pay RMB9,282,000 (approximately US$1,450,000) and hence own 51% of these software platforms and the related technology. The agreement stipulates that the seller shall transfer all software platforms and the related documentations to Sheng Tian Hubei and provide assistance for the registration of the software platforms and the related technology in the name of Sheng Tian Hubei. The agreement also provides that the seller shall dismiss all human resources for the business activities related to the software platforms from the date of this agreement and provide assistance for Sheng Tian Hubei to re-employ the necessary technology staff from the seller upon establishment of Sheng Tian Hubei to ensure a smooth transitioning of the activities related to the software platforms. These software platforms are all based on the cloud-compute technology and will be further consolidated and integrated into the Company’s advertising and marketing platform and mainly, management tools platform and packed into different value-added services to be provided to its clients. These cloud-compute technology based software platforms were recorded at cost and amortized on a straight line basis for an estimated economic life of ten years.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses in aggregate for the nine months ended September 30, 2011 and 2010 were approximately US$313,000 and US$1,000, respectively.

Amortization expenses in aggregate for the three months ended September 30, 2011 and 2010 were approximately US$116,000 and US$1,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of September 30, 2011, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses for the three months ending December 31, 2011 is approximately US$141,000, and approximately US$337,000 per annual from fiscal year 2012.

15.   Contingent consideration receivable
	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Quanzhou Zhi Yuan	52	-
Quanzhou Tian Xi Shun He	64
Exchange translation adjustment	3	-
	119	-

According to the acquisition agreements the Company entered into with Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, if pretax profit for 2011 and 2012 increases by less than 30% while compared to audited pretax profit of the prior year, the sellers shall compensate the Company for the difference between the target pretax profit and actual results achieved. Fair value of the contingently consideration receivable as of the respective acquisition date of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He was approximately US$52,000 and US$64,000, respectively (See Note 4).

16.   Goodwill

Changes in goodwill for the nine months ended September 30, 2011 were as follows:

Amount
US$(’000)
(Unaudited)

Balance as of January 1, 2011	-
Acquisitions: (Note 4)
--Quanzhou Zhi Yuan	728
--Quanzhou Tian Xi Shun He	1,166
Exchange translation adjustment	56
Balance as of September 30, 2011	1,950

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.   Accrued payroll and other accruals
	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	315	258
Accrued operating expenses	76	212
	391	470

18.   Due to related parties

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Shiji Huigu Technology Investment Co., Ltd	-	91
Beijing Saimeiwei Food Equipments Technology Co., Ltd	4	3
Beijing Telijie Century Environmental Technology Co., Ltd.	-	45
Due to legal (nominal) shareholders of Shanghai Jing Yang	156	152
	160	291

The related parties listed above are directly or indirectly owned by the Control Group, the Company provided advertising services to them. The advance payments listed above are received from these parties for advertising services will be provided in the future periods.

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management. Prior to establishing the Contractual Agreements with the Company (see Note 1), the legal shareholders contributed RMB1,000,000 (approximately US$156,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation. This balance will be return to the legal (nominal) shareholders of Shanghai Jing Yang by the end of December 31, 2011.

19.   Due to Control Group

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Due to Control Group	-	81

Due to Control Group represents the outstanding balance due to the Control Group for the costs and operating expenses paid by them on behalf of the Company during the years ended December 31, 2007 and 2008.  As of September 30, 2011, the Company had settled the balance to the Control Group.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20.   Due to director
	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Due to director	-	559

Due to director represents the operating expenses paid by director on behalf of the Company. As of September 30, 2011, the Company has settled the balance to the director.

21.   Taxation

1)  Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the nine and three months ended September 30, 2011 or prior periods.    The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the nine and three months ended September 30, 2011 or prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the exceeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC. Therefore, for the nine and three month ended September 30, 2011 and 2010, the applicable income tax rate for Rise King WFOE was 12.5% and nil%, respectively, and for the three months ended September 30, 2011 and 2010, the applicable income tax rate for Rise King WFOE was also 12.5% and nil%, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate , which is 15% to 7.5% for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online re-applied its qualification for a High and New Technology Enterprise in 2008 to the related PRC regulatory authorities. With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was approved again by the local tax authorities to be entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations, as it was established in December 2004 and qualified as a High and New Technology Enterprises under the previous EIT laws in 2005. After the expiration of the current tax holiday as of December 31, 2010, the applicable income tax rate of Business Opportunity Online was increased to 15%, the standard preferential income tax rate for a High and New Technology Enterprise. Therefore, for the nine months ended September 30, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was 15% and 7.5%, respectively.  For the three months ended September 30, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was also 15% and 7.5%, respectively.

●
Business Opportunity Online Hubei, Hubei CNET, Zhao Shang Ke Hubei, Xin Qi Yuan Hubei, Mu Lin Sen Hubei and Sheng Tian Hubei were all incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC. These operating entities have been approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, the income tax expenses under the deemed income tax method is calculated as 2.5% of the total revenue recognized in each of the reporting period.

●	The applicable income tax rate for the other PRC operating entities of the Company is 25%.

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

All of the tax holidays enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online and the Company’s operating entities incorporated in Xiaogan City, Hubei province of the PRC were most affected by these tax holidays within the structure of the Company. The tax holidays have expiration periods within three years and are subject to change in accordance with the PRC government economic development policies and regulations. These tax holidays are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses tax holidays are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2011 and December 31, 2010, taxes payable consist of:

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Business tax payable	1,556	1,147
Culture industry development surcharge payable	7	5
Value added tax payable	-	216
Enterprise income tax payable	1,562	759
Individual income tax payable	61	66
	3,186	2,193

For the nine and three months ended September 30, 2011 and 2010, the Company’s income tax expense consisted of:

	Nine months ended September 30,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	926	304
Deferred	(65)	-
	861	304

	Three months ended September 30,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	125	25
Deferred	(18)	-
	107	25

The Company’s deferred income tax liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of recognition of identifiable intangible assets acquired	485	-
Reversal during the period	(65)	-
Exchange translation adjustment	14	-
	434	-

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He.  Reversal during the nine and three months ended September 30, 2011 of approximately US$65,000 and US$18,000, respectively, was due to the amortization of these acquired intangible assets.

The Company’s deferred income tax assets at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	810	602
Valuation allowance	(810)	(602)
Net deferred tax assets	-	-

The net operating losses carried forward were approximately US$2,313,000 and US$1,719,000 at September 30, 2011 and December 31, 2010, respectively, which will expire in years through 2031. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate. As of September 30, 2011 and December 31, 2010, the Company did not have any other significant temporary differences or carry forwards that may result in deferred tax.

22.   Dividend payable
	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Dividend payable to Series A convertible preferred stock holders	288	255

Dividend to Series A convertible preferred stock holders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible preferred stock was outstanding for each of the reporting period.  For the nine and three months ended September 30, 2011, the Company paid approximately US$374,000 and US$91,000 dividends in cash to its Series A convertible preferred stockholders, respectively.

23.   Long-term borrowing from director
	September 30, 2011	December 31, 2010
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	137	132

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

24.   Restricted Net Assets

As most of the Company’s operations are conducted through its PRC subsidiary and VIEs, the Company’s ability to pay dividends is primarily dependent on receiving distributions of funds from its PRC subsidiary and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by its PRC subsidiary and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiary and VIEs included in the Company’s consolidated net assets are also nondistributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Rise King WFOE is subject to the above mandated restrictions on distributable profits. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Beijing CNET Online and Business Opportunity Online are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company.  As of September 30, 2011 and December 31, 2010, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$3.9 million and US$3.2 million, respectively.

The New PRC Enterprise Income Tax (“EIT”) Law, which was effected on January 1, 2008, also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous EIT law.  A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate.  Rise King WFOE is invested by its immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

The ability of the Company’s PRC subsidiary and VIEs to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations.

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foerign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like Rise King WFOE that need foreign exchange for the distribution of profits to its shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Although the current Exchange Rules allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, most of the Company’s retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

As of September 30, 2011 and December 31, 2010, there was approximately US$33.5 million and US$26.0 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$1.6 million statutory reserve funds, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$3.9 million and US$3.2 million restricted net assets, respectively, as discussed above.

25.  Changes in fair value of Warrant

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

As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to the Company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$1,861,000 was recorded in earnings for the nine months ended September 30, 2010. As the Warrants have been reclassified to equity on March 29, 2010, no gain or loss of changes in fair value of the Warrants would be recorded thereafter.

The following table summarized the above transactions:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of March 29, 2010	As of December 31, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	3,606	4,513	(907)
Series A-2 warrant	3,256	4,019	(763)
Placement agent warrants	841	1,032	(191)
	7,703	9,564	(1,861)

Warrants issued and outstanding at September 30, 2011 and changes during the nine months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2011	4,781,056	$3.31	2.77	4,781,056	$3.31	2.77
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2011	4,781,056	$3.31	2.03	4,781,056	$3.31	2.03

26.  Related party transactions

Advertising revenue from related parties:

	Nine months ended September 30,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	66	276
-Beijing Xiyue Technology Co., Ltd	-	10
-Beijing Fengshangyinli Technology Co., Ltd.	269	315
-Beijing Telijie Century Environmental Technology Co., Ltd.	212	271
	547	872

	Three months ended September 30,
	2011	2010
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	7	11
-Beijing Xiyue Technology Co., Ltd	-	-
-Beijing Fengshangyinli Technology Co., Ltd.	37	138
-Beijing Telijie Century Environmental Technology Co., Ltd.	45	116
	89	265

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase from related party:

During the nine and three months ended September 30, 2011, one of the Company’s VIEs, Beijing CNET Online purchased approximately US$821,000 and US$49,000 of TV advertising time from Beijing Yang Guang, the Company’s equity investment affiliate before the Company disposed the investment in it in August 2011 for resale purposes.

Sales of fixed assets to an equity investment affiliates

During the nine months ended September 30, 2011, Rise King WFOE sold some computer servers to Shenzhen Mingshan, the Company’s equity investment affiliates for approximately US$35,000, the profit from this transaction which was included in the Company’s consolidated earnings was approximately US$3,000.

27.  Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$280,000 and US$155,000 for the nine months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011 and 2010, the Company incurred approximately US$123,000 and US$59,000 employee benefits expenses, respectively.

28.  Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and prepayments and other current assets. As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

Concentration of Supplier

For the nine months ended September 30, 2011, two suppliers accounted for 33% and 23% of the Company’s cost of sales, respectively. For the nine months ended September 30, 2010, three suppliers accounted for 24%, 22% and 19% of the Company’s cost of sales, respectively.  Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the nine months ended September 30, 2011 and 2010, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended September 30, 2011, two suppliers accounted for 46% and 26% of the Company’s cost of sales, respectively. For the three months ended September 30, 2010, three suppliers accounted for 30%, 23% and 12% of the Company’s cost of sales, respectively. Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended September 30, 2011 and 2010, respectively.

29.  Commitments

The following table sets forth the Company’s contractual obligations as of September 30, 2011:

	Office Rental	Server hosting and board- band lease	Purchase of TV advertisement time	Purchase of internet advertisement resources	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Three months ending December 31,
-2011	99	74	1,055	65	1,293
For the year ending December 31,
-2012	382	113	-	-	495
-2013	509	-	-	-	509
-2014	509	-	-	-	509
-2015	509	-	-	-	509
-2016	340	-	-	-	340
Total	2,348	187	1,055	65	3,655

30.  Segment reporting

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

Beginning on January 1, 2011, the Company combined the Internet Advertisement Resources Reselling segment and the Internet Information Management (“IIM”) segment with the Internet Advertisement segment, due to the fact that the relative percentages of these two combined segments’ financial performances were immaterial and will be immaterial to the Company’s consolidated financial results for each of the reporting period.   Certain prior period amounts have been re-grouped to conform to the current period presentation.  Upon the acquisition of Quanzhou Zhi Yuan, Quanzhou Tianxi Shun He and the incorporation of Zhao Shang Ke Hubei, the Company operates in one more reportable business segment, which was Brand Management and Sales Channel Building.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2011 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	16,434	4,756	415	943	-	(14)	22,534
Cost of sales	4,711	3,847	36	288	-	(14)	8,868
Total operating expenses	3,645	394	155	523	1,307 *	-	6,024
Including: Depreciation and amortization expense	183	75	120	275	74	-	727
Operating income(loss)	8,078	515	224	132	(1,307)	-	7,642

Gain on deconsolidation of subsidiary	-	-	-	-	232	-	232
Share of earnings (losses) in equity investment affiliates	-	26	-	-	(206)	-	180
Expenditure for long-term assets	1,477	1	185	7	13	-	1,683
Net income (loss)	7,291	502	224	106	(1,276)	-	6,847
Total assets	49,474	3,681	866	4,916	20,941	(30,210)	49,668

*Including approximately US$237,000share-based compensation expenses.

Three Months Ended September 30, 2011 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	3,860	1,972	140	446	-	-	6,418
Cost of sales	1,605	1,669	12	132	-	-	3,418
Total operating expenses	1,102	76	24	234	376 *	-	1,812
Including: Depreciation and amortization expense	91	37	24	80	25	-	257
Operating income(loss)	1,153	227	104	80	(376)	-	1,188

Gain on deconsolidation of subsidiary	-	-	-	-	-	-	-
Share of earnings (losses) in equity investment affiliates	-	(4)	-	-	(71)	-	(75)
Expenditure for long-term assets	13	1	74	4	1	-	93
Net income (loss)	1,119	191	105	42	(446)	-	1,011
Total assets	49,474	3,681	866	4,916	20,941	(30,210)	49,668

*Including approximately US$65,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2010 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenue	19,736	11,044	396	-	593		(593)	31,176
Cost of sales	5,000	10,709	34	-	48		-	15,791
Total operating expenses	3,777	379	63	-	1,576	*	(593)	5,202
Including: Depreciation and amortization expense	92	58	63	-	62		-	275
Operating income(loss)	10,959	(44)	299	-	(1,031)		-	10,183

Changes in fair value of warrants	-	-	-	-	1,861		-	1,861
Expenditure for long-term assets	264	-	-	-	184		-	448
Net income (loss)	10,661	(42)	299	-	837		-	11,755
Total assets	24,080	6,642	276	-	13,211		(8,438)	35,771

*Including approximately US$177,000 share-based compensation expenses.

Three Months Ended September 30, 2010 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	7,160	1,603	133	-	358	(358)	8,896
Cost of sales	1,646	1,453	11	-	-	-	3,110
Total operating expenses	1,673	94	31	-	502 *	(358)	1,942
Including: Depreciation and amortization expense	42	8	31	-	29	-	110
Operating income(loss)	3,841	56	91	-	(144)	-	3,844

Changes in fair value of warrants	-	-	-	-	-	-	-
Expenditure for long-term assets	193	-	-	-	142	-	335
Net income (loss)	3,821	57	90	-	(141)	-	3,827
Total assets	24,080	6,642	276	-	13,211	(8,438)	35,771

*Including approximately US$56,000 share-based compensation expenses.

31.  Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Nine months ended September 30,						Three months ended September 30,
		2011			2010			2011			2010
	$	US(’000)		$	US(’000)		$	US(’000)		$	US(’000)
		(Unaudited)						(Unaudited)
		(Amount in thousands except for the number of shares and per share data)						(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc.		$6,943			$11,882			$1,111			$3,877
Dividend on Series A convertible preferred stock		(407)			(612)			(85)			(190)
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.- Basic		6,536			11,270			1,026			3,687
Add: Dividend for Series A convertible preferred stock		407			612			-	(1)		190
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.-Diluted		6,943			11,882			1,026			3,877

Weighted average number of common shares outstanding - Basic		17,806,818			16,676,752			18,632,103			16,939,961
Effect of diluted securities:
Series A Convertible preferred stock		2,173,322			3,274,981			-	(2)		3,015,339
Warrants		285,624	(1)		954,063	(3)		-	(2)		961,163	(3)
Weighted average number of common shares outstanding -Diluted		20,265,764			20,905,796			18,632,103			20,916,463

Earnings per share-Basic		$0.37			$0.68			$0.06			$0.22
Earnings per share-Diluted		$0.34			$0.57			$0.06			$0.19

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

(1)
The diluted earnings per share calculation for the nine months ended September 30, 2011 did not include the effect of the warrants and options to purchase up to 3,148,974 shares of common stock in the aggregate, because their effect was anti-dilutive.

(2)
The diluted earnings per share calculation for the three months ended September 30, 2011 did not include the effect of the 1,348,469 incremental shares resulted from assumed conversion of the convertible preferred stock and the warrants and options to purchase up to 4,835,056 shares of common stock in the aggregate, because their effect was anti-dilutive.

(3)
The diluted earnings per share calculation for the nine and three months ended September 30, 2010 did not include the effect of  the options to purchase up to 54,000 shares of common stock, because their effect was anti-dilutive.

32.  Share-based compensation expenses

On July 12, 2010, the Company renewed the investor relations service contract with Hayden Communications International, Inc. (“HC”) for an18-month service contract commencing July 12, 2010.  As additional compensation, the Company granted HC 60,000 restricted shares of the Company’s common stock, which were issued on September 30, 2011. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. The 60,000 shares were valued at $3.80 per share, the closing bid of the Company’s common stock on the date of grant and the related compensation expense was amortized over the requisite service period.  Total compensation expenses recorded for the nine and three months ended September 30, 2011 were US$114,000 and US$38,000, respectively. The Company did not recognize any compensation expenses for the three months ended September 31, 2010, due to the amount was immaterial.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 30, 2009, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at a exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such changes of control. The company adopted Black-Scholes option pricing model to gauge the grant date fair value of these options.  The related compensation expenses were amortized over its vesting period.  Total compensation expenses recognized for the nine months ended September 30, 2011 and 2010 were US$123,260 and US$59,400, respectively.  Total compensation expenses recognized for the three months ended September 30, 2011 and 2010 were US$27,340 and US$17,820, respectively.

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

Options issued and outstanding at September 30, 2011 and their movements during the period are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2011	54,000	3.92	$5.00	27,000	3.92	$5.00
Granted/Vested	-			20,250		$5.00
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2011	54,000	3.17	$5.00	47,250	3.17	$5.00

33.  Subsequent events

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

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which engages in providing advertising, marketing and communication services to small and medium companies in China, through certain contractual arrangements with operating entities in the People’s Republic of China (the “PRC”). Our multi-channel advertising and marketing platform consists of the websites www.28.com (“28.com”), www.liansuo.com (“liansuo.com”), www.chuangye.com (“chuangye.com”), our Internet advertising portals, ChinaNet TV, our TV production and advertising unit, bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for SME clients, and our brand management and sales channel building services unit.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. In October 2008, a series of contractual arrangements (the “Contractual Agreements” or the “VIE Agreements) were entered in among Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities.  In return, Rise King WFOE provides consulting services to the PRC Operating Entities.  In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Entities.  They have also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities directly.

At the time the above Contractual Agreements were signed, the controlling shareholder of China Net BVI was Rise King BVI, which holds 55% of China Net BVI’s common stock. At the time the Contractual Agreements were signed, the sole registered shareholder of Rise King BVI, Mr. Yang Li, entered into slow-walk agreements with each of the Control Group individuals, pursuant to which, upon the satisfaction of certain conditions, the Control Group individuals had the option to purchase the 10,000 shares of Rise King BVI, (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun, acting as a nominee for Mr. Zhige Zhang) owned by Mr. Yang Li, at a purchase price of US$ 1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group had the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiary and VIEs (“ the Group”) generates at least RMB 100,000,000 of the gross revenue for twelve months commencing on January 1, 2009 and ending to December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing on January 1, 2010 and ending to June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing on July 1, 2010 and ending to December 31, 2010 (the “Performance Period III”).  In the event that the Group did not achieve the performance targets specified above, then the Control Group individuals would have been able to exercise the Option at the Alternative Exercise Price (which is US$ 2 per share), on the date that the Acquisition has been completed or abandoned.  Each Control Group individual had the option to purchase one-third of the total number of shares that he or she was eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above.

The Control Group individuals also entered an Entrustment Agreement with Rise King BVI, pursuant to which, based on the 55% equity interest held in the Group directly or indirectly, Rise King BVI entrusted the Control Group to manage the Group companies by irrevocably authoring the Control Group to act on behalf of Rise King BVI, as the exclusive agents and attorneys with respect to all matters concerning Rise King BVI’s Shareholding, during the validity period of this Agreement, including the rights of attending the shareholders’ meeting; exercising all the shareholder’s rights and shareholder’s voting rights enjoyed by Rise King BVI under the laws and the articles of associations of the Company and each Group Companies, (collectively “the Group”) including without limitation voting for and making decisions on the increase or decrease of the authorized capital/registered capital, issuing company bonds, merger, division, dissolution, liquidation of the Group or change of the Group’ type, amendment to the articles of association of the Group, designating and appointing the legal representatives (the chairman of the Board), directors, supervisors, general managers and other senior officers of the Group. The Control Group also agreed and confirmed that each of them shall act in concert with one another when exercising all of their rights (including but not limited to the voting rights) authorized to them in this Agreement.

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

Pursuant to the above Contractual Agreements, all of the equity owners' rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, and Rise King WFOE's ability to extract the profits from the operation of the VIEs, and assume the residual benefits of the VIEs. Because Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, we included the assets, liabilities, revenues and expenses of the VIEs in our consolidated financial statements, , which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

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

Shanghai Borongdingsi is owned 51% by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct bank kiosk advertisement business. The business is based on a bank kiosk cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The bank kiosk cooperation agreement has a term of eight years starting August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement business as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the bank kiosk business exclusively until the recovery of the cost of purchase of the equipment. Thereafter, Beijing CNET Online agreed to distribute 49% of the succeeding net profit generated from the bank kiosk advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

On June 24, 2010, Business Opportunity Online, together with three other individuals, who were not affiliated with us, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). The registered capital and paid-in capital of Shenzhen Mingshan was RMB10,000,000 and RMB5,000,000, respectively. Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectedly by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with us, invested RMB15,000,000 (approximately US$2,283,070) cash into Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital increased from RMB10,000,000 (approximately US$1,466,000) and RMB5,000,000 (approximately US$733,000) to RMB25,000,000 (approximately US$3,786,000) and RMB20,000,000 (approximately US$3,029,000), respectively.  Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  Our share of the equity interest in ShenZhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in ShenZhen Mingshan but still retained an investment in, and significant influence over, Shenzhen Mingshan.

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

On December 8, 2010, we, through one of our VIEs, Shanghai Jing Yang, acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for a cash consideration of RMB 7,350,000 (approximately US$1,112,000), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000 (approximately US$2,269,000). In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang for a cash consideration of RMB7,350,000, which equals to the purchase consideration paid when acquired the 49% equity interest in December 2010.

We, through one of our PRC VIEs, Beijing CNET Online, entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire 100% equity interest of Quanzhou Zhi Yuan and 51% equity interest of Quanzhou Tian Xi Shun He, respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused mainly in the sportswear and clothing industry. These acquisitions enable our company to enter the Fujian Province, which has a base of fast growing small and medium enterprises, we are able to capitalize on this base of enterprises through our complete suite of marketing and franchise promotion services which allows our company to expand its market opportunity from franchises, dealerships and merchants looking to expand their businesses domestically in China. In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest of Quanzhou Tian Xi Shun He for a cash consideration of RMB7,200,000 (approximately US$1,114,000). On June 27, 2011, this transaction was approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province of PRC and on the same date, Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online.

On January 28, 2011, we, through one of our VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is mainly engaged in internet advertisement design, production and promulgation.

On March 1, 2011, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The registered capital of Beijing Chuang Fu Tian Xia is RMB1,000,000 (approximately US$152,000).  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,500) and RMB490,000 (approximately US$74,500) cash in Beijing Chuang Fu Tian Xia, respectively, representing 51% and 49% of the equity interests of  Beijing Chuang Fu Tian Xi, respectively.  In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established subsidiary.  This subsidiary is mainly engaged in providing and operating internet advertising, marketing and communication services to small and medium companies through the websites associated with the above mentioned domain names. As of September 30, 2011, www.liansuo.com is currently in its first stage of operation, while www.chuangye.com is currently in its fourth round of testing on services and functionalities with the entrepreneurial communities.

On April 18, 2011, we, through one of our VIEs, Business Opportunity Online Hubei, formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). The registered capital and paid in capital of Hubei CNET is RMB1,000,000 (approximately US$152,205).  Hubei CNET is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On April 18, 2011, one of our VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The registered capital of Zhao Shang Ke Hubei is RMB2,000,000 (approximately US$306,000).  Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$156,000) and RMB980,000 (approximately US$150,000) cash in Zhao Shang Ke Hubei, respectively, and hence own 51% and 49% of the equity interests of  Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is mainly engaged in providing advertisement design, production, promulgation and most importantly sales channels expansion services.

On July 1, 2011, one of our VIEs, Quanzhou Zhi Yuan, formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). The registered capital and paid in capital of Xin Qi Yuan HuBei is RMB100,000 (approximately US$15,470).  Xin Qi Yuan Hubei is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, one of our VIEs, Quanzhou Tian Xi Shun He, formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). The registered capital and paid in capital of Mu Lin Sen HuBei is RMB100,000 (approximately US$15,470).  Mu Lin Sen Hubei is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, one of our VIEs, Business Opportunity Online Hubei, together with an individual who is not affiliated with the Company formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”).  The registered capital and paid in capital of Sheng Tian Hubei is RMB2,000,000 (approximately US$309,410). Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$157,800) and RMB980,000 (approximately US$151,610) cash in Sheng Tian Hubei, respectively, and hence owned 51% and 49% of the equity interests of  Sheng Tian Hubei, respectively.  Sheng Tian Hubei is mainly engaged in computer system design, development and promotion, software development and promotion, and providing the related technical consultancy services.

On September 5, 2011, one of our VIEs, Business Opportunity Online Hubei, formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). The registered capital and paid in capital of Business Opportunity Online Chongqing is RMB2,000,000 (approximately US$312,285). Business Opportunity Online Chongqing is mainly engaged in internet advertisement design and production.

As of September 30, 2011, we operated our business primarily in China through the above mentioned PRC subsidiary and PRC operating entities or VIEs.

Through our PRC operating entities, we are one of China’s leading B2B fully integrated internet service provider for expanding small and medium enterprises’ (SMEs) sales networks in China. Our services are founded on proprietary internet and advertising technologies that include preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, hosting mini-sites with online messaging and consulting functionalities, generating effective sales leads and providing online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China.

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

Foreign currency translation

Our functional currency is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of our PRC operating subsidiary and VIEs is Renminbi (“RMB’), and PRC is the primary economic environment in which we operate.

For financial reporting purposes, the financial statements of our PRC operating subsidiary and VIEs, which are prepared using the RMB, are translated into our reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:
	September 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	6.4018	6.6118

	Nine months ended September 30,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.5060	6.8164

	Three months ended September 30,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.4231	6.7803

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

We adopted ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the nine and three months ended September 30, 2011 and 2010, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We are incorporated in the State of Nevada.  Under the current laws of Nevada we are not subject to state corporate income tax.  Following the Share Exchange, we became a holding company and do not conduct any substantial operations of our own. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the nine and three months ended September 30, 2011 or prior periods.  We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from our non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the nine and three months ended September 30, 2011 or prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the exceeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us.  Therefore, it was entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% for fiscal year 2011 through fiscal year 2013. After the fiscal year of 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC. Therefore, for the nine month ended September 30, 2011 and 2010, the applicable income tax rate for Rise King WFOE was 12.5% and nil%, respectively.  For the three months ended September 30, 2011 and 2010, the applicable income tax rate for Rise King WFOE was also 12.5% and nil%, respectively.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate, which is 15% to 7.5% for the following three years from the fiscal year of 2008 through the fiscal year of 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online re-applied its qualification for a High and New Technology Enterprise in 2008 to the related PRC regulatory authorities. With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations, as it was established in December 2004 and qualified as a High and New Technology Enterprises under the previous EIT laws in 2005. After the expiration of the current tax holiday as of December 31, 2010, the applicable income tax rate of Business Opportunity Online was increased to 15%, the standard preferential income tax rate for a High and New Technology Enterprise. Therefore, for the nine months ended September 30, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was 15% and 7.5%, respectively.  For the three months ended September 30, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was also 15% and 7.5%, respectively.

●
Business Opportunity Online Hubei, Hubei CNET, Zhao Shang Ke Hubei, Xin Qi Yuan Hubei, Mu Lin Sen Hubei and Sheng Tian Hubei were incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC. These operating entities have been approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, the income tax expenses under the deemed income tax method is calculated as 2.5% of the total revenue recognized in each of the reporting period.

●	The applicable income tax rate for the other PRC operating entities of our company is 25%.

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

All of the tax holidays enjoyed by our PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where our respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online and our operating entities incorporated in Xiaogan City, Hubei province of the PRC were most affected by these tax holidays within the structure of us. The tax holidays have expiration periods within three years and are subject to change in accordance with the PRC government economic development policies and regulations. These tax holidays are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses tax holidays are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2.	Business tax and relevant surcharges

Revenue of advertisement services are subject to 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to 5.5% business tax.  Business tax charged was included in cost of sales.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other” (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amendments in this ASU, an entity is permitted to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments in this Update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial position and results of operations upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial position and results of operations upon adoption.

A.	RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are in thousands of US dollars.

	Nine months		Three months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
To unrelated parties	$21,987	$30,304	$6,329	$8,631
To related parties	547	872	89	265
	22,534	31,176	6,418	8,896
Cost of sales
From unrelated parties	8,047	15,791	3,369	3,110
From related parties	821	-	49
	8,868	15,791	3,418	3,110

Gross margin	13,666	15,385	3,000	5,786

Operating expenses
Selling expenses	2,198	2,187	575	851
General and administrative expenses	2,726	2,410	861	815
Research and development expenses	1,100	605	376	276
	6,024	5,202	1,812	1,942

Income from operations
	7,642	10,183	1,188	3,844
Other income (expenses):
Changes in fair value of warrants	-	1,861	-	-
Share of losses in equity investment affiliates	(180)	-	(75)	-
Gain on deconsolidation of subsidiary	232	-	-	-
Interest income	9	8	5	4
Other income (expenses)	5	7	-	4
	66	1,876	-70	8

Income before income tax expense	7,708	12,059	1,118	3,852
Income tax expense	861	304	107	25
Net income	6,847	11,755	1,011	3,827
Net (income)/ loss attributable to noncontrolling interest	96	127	100	50
Net income attributable to ChinaNet Online Holdings, Inc.	6,943	11,882	1,111	3,877

Dividend on Series A convertible preferred stock	(407)	(612)	(85)	(190)

Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$6,536	$11,270	$1,026	$3,687

Earnings per share

Earnings per common share
Basic	$0.37	$0.68	$0.06		$0.22
Diluted	$0.34	$0.57	$0.06		$0.19

Weighted average number of common shares outstanding:
Basic	17,806,818	16,676,752	18,632,103		16,939,961
Diluted	20,265,764	20,905,796	18,632,103	(1)	20,916,463

(1)
The diluted earnings per share calculation for the nine months ended September 30, 2011 did not include the effect of the warrants and options to purchase up to 3,148,974 shares of common stock in the aggregate, because their effect was anti-dilutive.

(2)
The diluted earnings per share calculation for the three months ended September 30, 2011 did not include the effect of the 1,348,469 incremental shares that resulted from assumed conversion of the convertible preferred stock and the warrants and options to purchase up to 4,835,056 shares of common stock in the aggregate, because their effect was anti-dilutive.

(3)
The diluted earnings per share calculation for the nine and three months ended September 30, 2010 did not include the effect of  the options to purchase up to 54,000 shares of common stock, because their effect was anti-dilutive.

NON-GAAP MEASURES

To supplement the unaudited consolidated statement of income and comprehensive income presented in accordance with GAAP, we are also providing non-GAAP measures of income before income tax expenses, net income, net income attributable to us and basic and diluted earnings per share for the nine months ended September 30, 2011 and 2010, which are adjusted from results based on GAAP to exclude the non-cash gain recorded, which related to the gain on deconsolidation of a subsidiary for the nine months ended September 30, 2011 and the fair value changes of the warrants we issued in our August 2009 financing for the nine months ended September 30, 2010. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We use both GAAP and non-GAAP information in evaluating our operating business results internally and therefore deemed it important to provide all of this information to investors.

The following table presents a reconciliation of our non-GAAP financial measures to the unaudited consolidated statements of income and comprehensive income for the nine months ended September 30, 2011 and 2010, (all amounts in thousands of US dollars):

	Nine months ended September 30,
	2011		2010
	GAAP	NON GAAP	GAAP	NON GAAP
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from operations	$7,642	$7,642	$10,183	$10,183
Other income (expenses):
Changes in fair value of warrants	-	-	1,861	-
Share of losses in equity investment affiliates	(180)	(180)	-	-
Gain on deconsolidation of subsidiary	232	-	-	-
Interest income	9	9	8	8
Other income (other expenses)	5	5	7	7
	66		1,876

		(166)		15
Income before income tax expense	7,708		12,059
Adjusted income before income tax expense		7,476		10,198
Income tax expense	861	861	304	304
Net income	6,847		11,755
Adjusted net income		6,615		9,894
Net (income)/ loss attributable to noncontrolling interest	96	96	127	127
Net income attributable to ChinaNet Online Holdings, Inc.	$6,943		$11,882
Adjusted net income attributable to ChinaNet Online Holdings, Inc.		$6,711		$10,021

Dividend on series A convertible preferred stock	(407)	(407)	(612)	(612)
Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$6,536		$11,270

Adjusted net income attributable to common stockholders of ChinaNet Online Holdings, Inc.		$6,304		$9,409

Earnings per common share-Basic	$0.37		$0.68
Adjusted earnings per common share-Basic		$0.35		$0.56
Earnings per common share-Diluted	$0.34		$0.57
Adjusted earnings per common share-Diluted		$0.33		$0.48

Weighted average number of common shares outstanding:
Basic	17,806,818	17,806,818	16,676,752	16,676,752
Diluted	20,265,764	20,265,764	20,905,796	20,905,796

REVENUE

Beginning on January 1, 2011, we combined the Internet Advertisement Resources Reselling segment and the Internet Information Management (“IIM”) segment with the Internet Advertisement segment, due to the fact that the relative percentage of these two combined segments’ financial performances were immaterial and will continue to be immaterial to our consolidated financial results going forward. Certain prior period amounts have been re-grouped to conform to the current period presentation.  Upon the acquisition of Quanzhou Zhi Yuan, Quanzhou Tianxi Shun He and the incorporation of Zhao Shang Ke Hubei, we operate in an additional reportable business segment, which was Brand Management and Sales Channel Building.

The following tables set forth a breakdown of our total revenue, divided into four segments for the periods indicated, with inter-segment transactions eliminated:

Revenue type	Nine months ended September 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$16,434	72.9%	$19,736	63.3%
TV advertisement	4,742	21.1%	11,044	35.4%
Bank kiosks	415	1.8%	396	1.3%
Brand management and sales channel building	943	4.2%	-	-
Total	$22,534	100%	$31,176	100%

Revenue type	Three months ended September 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$3,860	60.1%	$7,160	80.5%
TV advertisement	1,972	30.7%	1,603	18.0%
Bank kiosks	140	2.2%	133	1.5%
Brand management and sales channel building	446	7.0%	-	-
Total	$6,418	100%	$8,896	100%

Revenue type	Nine months ended September 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$16,434	100%	$19,736	100%
--From unrelated parties	15,915	96.8%	18,865	95.6%
--From related parties	519	3.2%	871	4.4%
TV advertisement	4,742	100%	11,044	100%
--From unrelated parties	4,742	100%	11,043	99.99%
--From related parties	-	-	1	0.01%
Bank kiosks	415	100%	396	100%
--From unrelated parties	415	100%	396	100%
--From related parties	-	-	-	-
Brand management and sales channel building	943	100%	-	-
--From unrelated parties	915	97.0%	-	-
--From related parties	28	3.0%	-	-
Total	$22,534	100%	$31,176	100%
--From unrelated parties	$21,987	97.6%	$30,304	97.2%
--From related parties	$547	2.4%	$872	2.8%

Revenue type	Three months ended September 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$3,860	100%	$7,160	100%
--From unrelated parties	3,846	99.6%	6,896	96.3%
--From related parties	14	0.4%	264	3.7%
TV advertisement	1,972	100%	1,603	100%
--From unrelated parties	1,972	100%	1,602	99.94%
--From related parties	-	-	1	0.06%
Bank kiosks	140	100%	133	100%
--From unrelated parties	140	100%	133	100%
--From related parties	-	-	-	-
Brand management and sales channel building	446	100%	-	-
--From unrelated parties	371	83.2%	-	-
--From related parties	75	16.8%	-	-
Total	$6,418	100%	$8,896	100%
--From unrelated parties	$6,329	98.6%	$8,631	97.0%
--From related parties	$89	1.4%	$265	3.0%

Total Revenues: Our total revenues decreased to US$22.5 million for the nine months ended September 30, 2011 from US$31.2 million for the same period in 2010.  For the three months ended September 30, 2011, our total revenue decreased to US$6.4 million from US$8.9 million for the same period in 2010. For the nine months ended September 30, 2011, the decrease in our total net revenue was primarily due to the significant decrease in the TV advertisement revenue as compared to the same period in 2010. For the three months ended September 30, 2011, the decrease in our total net revenue was mainly due to a decrease in our internet adverting revenue as compared to the same period in 2010.

We derive the majority of our advertising service revenues from the sale of advertising space with sales leads generated on our internet portals with provisions of related technical supports, internet marketing services and content management, and in addition, from the resale of advertising time purchased from different TV programs to unrelated third parties and to some of our related parties. We report our advertising revenue between related and unrelated parties on account of historical basis with which approximately 3% to 5% of our advertising service revenues came from clients related to some of the shareholders of our PRC operating entities. Our advertising services to related parties were provided in the ordinary course of business on an arm’s-length basis on the same terms as those provided to our unrelated advertising clients.

During the nine months ended September 30, 2011, we continued to execute our strategy of focusing on  internet advertisement services, including internet advertising and marketing, search engine marketing and optimization, internet information management (part of management tools) and others, which in total constituted approximately 73% of our total net revenue and achieved gross margins of 71% as compared to 63% of the total net revenue and 75% of the gross margin achieved for the same period of last year. We will continue to concentrate resources and capital on our advertising and marketing platform, including www.28.com and www.liansuo.com, our social networking service information platform, www.chuangye.com, and other procurements in order to yield more predictable and recurring revenue.  www.liansuo.com is currently in its first stage of operation, while www.chuangye.com is currently in its fourth round of testing on services and functionalities with the entrepreneurial communities.

Our advertising service revenues are recorded net of any sales discount, including volume discounts and other customary incentives offered to our small to medium franchise and merchant clients, including additional advertising time for their advertisements on unused spots available on our website in the representation of the difference between our official list price and the amount we charge our clients. We typically sign service contracts with small to medium franchise and other small to medium enterprise clients who require us to advertise and market their franchise business, distribution business, dealership business, business opportunity business or other business ventures on our portal websites at specified places within or at specified periods; and/or place the advertisements onto our purchased advisement time provided by specific TV programs for specified period of times. We recognize revenues as the advertisement airs over the term of the contract based on the schedule agreed upon with our clients.

●
For the nine months ended September 30, 2011 and 2010, our internet advertising revenue decreased to approximately US$16.4 million from approximately US$19.7 million for the same period in 2010. For the three months ended September 30, 2011, our internet advertising revenue decreased to approximately US$3.9 million as compared to approximately US$7.2 million for the same period of 2010. The decrease in our internet revenue for the nine and three months ended September 30, 2011 as compared with the same period in 2010 was primarily due to a decrease in our weighted average number of customers by approximately 8%-15% and the average revenue per client by approximately 10%-30%. Due to the Chinese government’s monetary policy of increasing interest rates and tightening the money supply, and other economic difficulties that unexpectedly began in the second quarter of 2011, many of our clients, including our branded clients, who are mostly small and medium enterprises, cut their advertising expenditures significantly in response to the overall economic situation in China. In the meantime, we gradually gained some new clients as a result of the efforts we made in some new cities through our newly formed operating entities.  However, their contribution to our revenue has been limited in 2011. We also have gradually gained new clients on www.liansuo.com as presently there are approximately 4,000 clients listed on the site during its three-month initial operating period, representing a 50% increase from the end of last quarter. However, the majority of the clients are on a free trial period, but it has further expanded the Company exposure to larger clients, providing a new array of income source.

●
For the nine months ended September 30, 2011, our TV advertising revenue decreased to US$4.74 million from US$11.04 million for the same period in 2010.  We generated this US$4.74 million of TV advertising revenue by selling approximately 4,700 minutes of advertising time that we purchased from seven provincial TV stations, which were partially purchased through Beijing Yang Guang, in comparison with approximately 13,650 minutes of advertising time purchased from seven TV stations that we sold in the same period in 2010.  For the three months ended September 30, 2011, our TV advertising revenue increased to US$1.97 million from US$1.60 million for the same period in 2010. For the three months ended September 30, 2011 and 2010, we sold approximately 1,600 minutes and 1,650 minutes of advertising time purchased from TV stations, respectively. For the nine months ended September 30, 2011, the decrease in revenue from the TV advertisement segment was a direct result of the decrease of total minutes of TV advertising time sold during the period as compared to the same period of 2010. Beginning in the middle of the fiscal year 2010, due to the increase in the cost per minute charged by the TV stations, which cost was passed on to our end customers, our clients’ demand for the TV advertising service decreased significantly as a result. We had to decrease our selling price to sell all the TV minutes purchased from the TV stations, which led to a low gross profit margin of approximately 3% of this segment for the nine months ended September 30, 2010. Therefore, in the beginning of fiscal year 2011, we reduced the business scope of the TV division, which was integrated into our advertising and marketing platform and provided to the existing Internet client base additional communication channels. For the nine months ended September 30, 2011, we only kept a limited quantity of TV time slots with relatively lower cost per minute, which led to more affordable prices for our customers. Therefore, the gross profit margin of this segment improved significantly for the nine months ended September 30, 2011 to approximately 19% as compared with 3% for the same period of last year. For the nine months ended September 30, 2011, our average selling price per minute improved to approximately US$1,013 per minute as compared to approximately US$809 per minute for the same period in 2010. Due to the improvement of the selling price per minute charged to our TV advertising clients in year 2011, for the three months ended September 30, 2011 and 2010, our revenue generated from the TV division increased to approximately US$1.97 million, representing a 23% increase as compared to approximately US$1.6 million for the same period in 2010. We will continue to monitor the demand from our customers for this segment in the second half of 2011, and purchase additional TV advertisement time, if necessary. The TV division is not going to expand internally in terms of its operational size and manpower, but it will continue to grow through external outsourcing and potential partnerships and/or joint ventures to secure the availability of TV minutes when needed.

●
For the nine months ended September 30, 2011, we achieved approximately US$0.42 million of revenue from the bank kiosk business segment as compared to approximately US$0.40 million for the same period in 2010. For the three months ended September 30, 2011 and 2010, we achieved approximately US$0.14 million and US$0.13 million of revenue from this segment, respectively. The bank kiosk advertising business is still in the development stage and many details still need to be further analyzed and finalized before we allocate more capital into this business unit. It was not a significant contributor to revenue for either the nine and three months ended September 30, 2011 and 2010. Management believes that at this moment, this business is unlikely to expand and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

●
Upon the acquisition of Quanzhou ZhiYuan, Quanzhou Tian Xi Shun He and the incorporation of Zhao Shang Ke Hubei, we operated our business in an additional reportable business segment, which was Brand Management and Sales Channel Building segment.  For the nine and three months ended September 30, 2011, we achieved approximately US$0.94 million and US$0.45 million of revenue from this segment, respectively. We anticipate that the revenue from this segment will continue grow in the last three months of 2011.

Costs of revenue

Our costs of revenue consist of costs directly related to the offering of our advertising services.  The following tables set forth our costs of revenue, divided into four segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Nine months ended September 30,
	2011			2010
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$16,434	$4,711	71%	$19,736	$5,000	75%
TV advertisement	4,742	3,833	19%	11,044	10,709	3%
Bank kiosk	415	36	91%	396	34	91%
Brand management and sales channel building	943	288	69%	-	-	N/A
Others	-	-	N/A	-	48	N/A
Total	$22,534	$8,868	61%	$31,176	$15,791	49%

	Three months ended September 30,
	2011			2010
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$3,860	$1,605	58%	$7,160	$1,646	77%
TV advertisement	1,972	1,669	15%	1,603	1,453	9%
Bank kiosk	140	12	91%	133	11	92%
Brand management and sales channel building	446	132	70%	-	-	N/A
Total	$6,418	$3,418	47%	$8,896	$3,110	65%

Cost of revenues: Our total costs of revenue decreased to US$8.87 million for the nine months ended September 30, 2011 from US$15.79 million for the same period in 2010. For the three months ended September 30, 2011, our total cost of revenue increased to US$3.42 million from US$3.11 million for the same period in 2010. For the nine months ended September 30, 2011, the significant decrease of our total cost of revenue was mainly due to the significant decrease in costs of our TV advertisement business segment, which was in line with the decrease of our TV advertisement revenue for the period as discussed above.  For the three months ended September 30, 2011, the increase of our total cost of revenue was primarily due to the increase in the costs of our TV advertisement business segment and the costs for the newly established business segment of brand management and sales channel building in year 2011, which was in-line with the increase of revenue in these two segments for the three months ended September 30, 2011 as compared with the same period in 2010. Our cost of revenues related to offering of our advertising services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased for reselling, and business taxes and surcharges.

●
Internet resources cost is the largest component of our cost of revenue for internet advertisement revenue. We purchased these resources from other well-known portal websites in China, such as: Baidu, Google and Tecent (QQ), to increase exposure of our internet advertisement clients on the overall internet community in China and to generate more visits to their advertisements, including, their mini-sites, hosted by our portal websites.  We accomplish these objectives through sponsored searches, advanced tracking and advanced traffic generating technologies, and search engine marketing technologies in connection with the well-known portal websites indicated above.  For the nine months ended September 30, 2011 and 2010, our internet resources cost for internet advertising revenue was US$4.71 million and US$5.00 million, respectively. For the three months ended September 30, 2011 and 2010, our internet resources cost for internet advertising revenue was US$1.61 million and US$1.65 million, respectively. The decrease of the internet resources cost for the nine and three months ended September 30, 2011 as compared to the same period of 2010 was due to the decrease in the internet advertisement revenue, as discussed above. However, the decrease of cost of internet advertising revenue was relatively lower as compared to the decrease in internet advertising revenue, mainly due to: (1) the increase of per-click charge from our search engine marketing resource suppliers, such as Baidu. We use these resources to increase the exposure of our internet advertisement per client by either key word searching or price bidding; (2) as discussed above, our customers intended to cut their advertising spending due to current economic difficulties. In order to retain our current customers, we have enhanced the effectiveness of key word price bidding functionality through our resource providers to maintain customers’ satisfaction of the internet advertisement placed on our website portals, and this in turn increased our internet advertising cost per client as compared with the same period of last year. Therefore, for the nine and three months ended September 30, 2011, the gross profit margin for this segment decreased to 71% and 58%, respectively, as compared with 75% and 77% for the same period of 2010, respectively.

●
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. For the nine and three months ended September 30, 2011 and 2010, we purchased TV advertisement time from seven provincial TV stations, and resell it to our TV advertisement clients. Our TV advertisement time cost was US$3.83 million and US$10.71 million for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, our TV advertisement time cost was US$1.67 million and US$1.45 million, respectively. Our gross profit margin for this segment improved to 19% and 15% for the nine and three months ended September 30, 2011 as compared to 3% and 9% for the same period of 2010. This improvement was primarily due to the efficiency of purchasing TV time on a more cost effective basis while simultaneously matching our customers’ needs. In addition, we only kept the TV advertising time from the stations that can be purchased on a more affordable cost basis as compared with the selling price  that our customers can afford.

Gross Profit:  As a result of the foregoing, our gross profit was US$13.67 million for the nine months ended September 30, 2011 as compared to US$15.39 million for the same period in 2010.  For the three months ended September 30, 2011 and 2010, we achieved approximately US$3.00 million and US$5.79 million gross profit, respectively. The decrease in the gross profit for the nine and three months ended September 30, 2011 as compared with the same period in 2010 was mainly due to the decrease in internet revenue for these periods as compared with the same periods of last year, as discussed above. Along with the increase in the proportion of the high margin internet adverting revenue over the total revenue for the nine months ended September 30, 2011, which was 72.9% as compared to 63.3% for the same period in 2010, our overall gross margin increased to 61% for the nine months ended September 30, 2011, as compared with 49% for the same period in 2010. For the three months ended September 30, 2011, as the proportion of the high margin internet advertising revenue over the total revenue decreased to 60.1% from 80.5% for the same period of 2010, our overall gross margin decreased to 47% for the three months ended September 30, 2011 as compared to 65% for the same period of 2010.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into major categories by amount and as a percentage of our total revenues for the periods indicated:

	Nine months ended September 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$22,534	100%	$31,176	100%
Gross Profit	13,666	61%	15,385	49%
Selling expenses	2,198	10%	2,187	7%
General and administrative expenses	2,726	12%	2,410	8%
Research and development expenses	1,100	5%	605	2%
Total operating expenses	$6,024	27%	$5,202	17%

	Three months ended September 30,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$6,418	100%	$8,896	100%
Gross Profit	3,000	47%	5,786	65%
Selling expenses	575	9%	851	10%
General and administrative expenses	861	13%	815	9%
Research and development expenses	376	6%	276	3%
Total operating expenses	$1,812	28%	$1,942	22%

Operating Expenses:  Our total operating expenses increased to US$6.02 million for the nine months ended September 30, 2011 from US$5.20 million for the same period in 2010. For the three months ended September 30, 2011, our total operating expenses decreased to US$1.81 million as compared to US$1.94 million for the same period in 2010.

●
Selling expenses: For the nine months ended September 30, 2011, our selling expenses increased slightly to US$2.20 million from US$2.19 million for the same period in 2010.  For the three months ended September 30, 2011 and 2010, our selling expenses decreased to US$0.58 million from US$0.85 million for the same period in 2010. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of www.28.com, other advertising and promotional expenses, staff and staff benefits, performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses.  For the nine months ended September 30, 2011: (1) our brand development advertising expenses on TV programs for www.28.com decreased by approximately US$0.34 million; (2) staff salary, bonus and benefit expenses increased by approximately US$0.26 million, which was mainly due to new operating entities formed and acquired during the nine months ended September 30, 2011; and (3) other selling expenses such as entertainment, traveling and communication expenses increased by approximately US$0.09 million. For the three months ended September 30, 2011 and 2010, (1) our brand development advertising expenses on TV programs for www.28.com decreased by approximately US$0.42 million; (2) staff salary, bonus and benefit expenses increased by approximately US$0.16 million, which was primarily due to the formation and acquisition of new operating entities; and (3) other general selling expenses decreasing slightly by approximately US$0.01 million.

●
General and administrative expenses: For the nine months ended September 30, 2011, general and administrative expenses increased to US$2.73 million as compared to US$2.41 million for the same period in 2010.  For the three months ended September 30, 2011, general and administrative expenses increased to US$0.86 million as compared to US$0.82 million for the same period in 2010.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, amortization of intangible assets, professional service fees, maintenance, utilities and other office expenses.  The increase in our general and administrative expenses for the nine months ended September 30, 2011 was mainly due to the following reasons: (1) increase in expenses incurred by Quanzhou Zhi Yuan, Quanzhou Tian Xi Shun He and Sheng Tian Hubei during the nine months ended September 30, 2011 of approximately US$0.39 million, of which approximately US$0.30 million was related to the amortization of the intangible assets (i.e. contract backlog, customer relationship, non-compete agreement and cloud-compute based software platforms) recognized over their respective estimated economic life; (2) at the same time, due to the deconsolidation of Shenzhen Mingshan which occrued in January 2011, general and administration expense for Shenzhen Mingshan was not included in our consolidated earnings for the nine months ended September 30, 2011, which was approximately US$0.21 for the same period in 2010; (3) depreciation expenses and maintenance expenses increased by approximately US$0.13 million for the new office equipment purchased and improvements to our office space incurred during the nine months ended September 30, 2011; (4) other general office expenses, such as: communication, traveling, entertainment and other office supplies increased by approximately US$0.09 million; and (5) professional service fees decreased by approximately US0.07 million as we gradually trained our own staff to handle more duties and decreased the expenses for outsourcing.  For the three months ended September 30, 2011 and 2010, the increase of the general and administrative expenses was due to similar reasons as discussed for the nine months ended September 30, 2011.

●
Research and development expenses: For the nine months ended September 30, 2011, research and development expenses increased to US$1.1 million from US$0.61 million for the same period of 2010.  For the three months ended September 30, 2011, research and development expenses increased to US$0.38 million as compared to US$0.28 million for the same period of 2010. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the nine and three months ended September 30, 2011 was mainly due to the expansion of our research and development function which resulted in an increase of the salary expenses and other general administrative expense and supplies.  We expect that our research and development expenses will increase in future periods as we continue to expand, optimize and enhance the technology of our portal websites, upgrade our advertising and internet management software and develop other related cloud-based management tools. In the next three to five years, we expect research and development expenses to be within the range of six percent to ten percent of our total revenues.

Operating Profit: As a result of the foregoing, for the nine months ended September 30, 2011 and 2010, we achieved approximately US$7.64 million and US$10.18 million operating profit, respectively. For the three months ended September 30, 2011 and 2010, our operating profit was approximately US$1.18 million and US$3.84 million, respectively. The decrease in our operating profit for the nine and three months ended September 30, 2011 was primarily due to the decrease in net revenue and gross profit generated from our internet advertising business as discussed above.

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

Share of earnings (losses) in equity investment affiliates: For the nine and three months then ended September 30, 2011, we recognized our pro-rata share of earning or losses in Beijing Yang Guang, which was approximately US$26,000 of earnings and US$4,000 of losses, respectively, with a corresponding increase or decrease to the carrying value of the long term investment in Beijing Yang Guang. We acquired a 49% equity interest of Beijing Yang Guang in December 2010. In August 2011, we disposed our 49% equity interest of Beijing Yang Guang to its majority shareholder. Our pro-rata share of earnings recognized in the aggregate for the period that we held the 49% equity interest of Beijing Yang Guang was approximately US$26,000 and was received in cash as distribution of earnings from Beijing Yang Guang in early November 2011. Shenzhen Mingshan used to be 51% owned by one of our operating VIEs and was a consolidated entity of our company from its date of incorporation through January 6, 2011.  On January 6, 2011, an independent third party investor invested RMB15,000,000 (approximately US$2,283,000) cash to Shenzhen Mingshan, and hence obtained 60% equity interest of Shenzhen Mingshan, and our company’s share of equity interest then decreased from 51% to 20.4%, Accordingly, Shenzhen Mingshan then became an equity investment affiliate of our company.  Therefore, we recognized our pro-rata share of losses in Shenzhen Mingshan, which was approximately US$206,000 and US$71,000 for the nine and three months ended September 30, 2011, respectively, with a corresponding decrease to the carrying value of long term investment in Shenzhen Mingshan.  Therefore, net amount recognized as share of losses in equity investment affiliates recognized for the nine and three months ended September 30, 2011 was approximately US$180,000 and US$75,000 for these equity investment affiliates, respectively.

Gain on deconsolidation of subsidiary: The deconsolidation of Shenzhen Mingshan that occurred on January 6, 2011 was accounted for in accordance with ASC Topic 810 “Consolidation”.  We recognized a gain of approximately US$232,000 upon deconsolidation of Shenzhen Mingshan in our consolidated statements of income and comprehensive income for the nine months ended September 30, 2011, with a corresponding increase to the carrying value of the investment in Shenzhen Mingshan in the consolidated balance sheet.  This deconsolidation gain represents the excess of the fair value of our retained equity interest in Shenzhen Mingshan over its carrying value as of the date of deconsolidation.

Income Tax: We recognized an income tax expense of US$0.86 million and US$0.30 million for the nine months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011 and 2010, our income tax expense was US$0.11 million and US$0.03 million, respectively.  The increase in income tax expenses was mainly due to the increase in the effective income tax rate of our PRC operating entities, Business Opportunity Online and Rise King WFOE for the nine and three months ended September 30, 2011, as compared to that for the same period of 2010.  For fiscal year 2011, the applicable income tax rate for Business Opportunity Online and Rise King WFOE is 15% and 12.5%, respectively.  For fiscal year 2010, the applicable income tax rate for these two operating subsidiaries was 7.5% and nil%, respectively.

Net Income: As a result of the foregoing, our net income amounted to US$6.85 million for the nine months ended September 30, 2011 as compared to US$11.76 million for the same period in 2010. Excluding the non-cash gain of US$0.23 million recognized for deconsolidation of Shenzhen Mingshan and the US$1.86 million gain recorded as changes in fair value of warrants for the nine months ended September 30, 2011 and 2010, respectively, we achieved adjusted net income amounted to US$6.62 million and US$9.89 million for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, our net income was US$1.01 million and US$3.83 million, respectively.

Net income/ losses attributable to noncontrolling interest: On February 23, 2011, Beijing CNET Online acquired a 51% equity interest in Quanzhou Tian Xi Shun He. On March 1, 2011, Business Opportunity Online together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia. Beijing Chuang Fu Tian Xia is 51% owned by Business Opportunity Online and 49% owned by the individual. On April 18, 2011, Business Opportunity Online Hubei together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Hubei. Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founder individual. On July 1, 2011, Business Opportunity Online Hubei together with an individual, who was not affiliated with us, formed a new company, Sheng Tian Hubei. Sheng Tian Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founder individual. Therefore, net income or losses of the above majority-owned subsidiaries of our PRC VIEs were allocated between their respective shareholders based on their respective percentage of the ownership in the entities for the nine and three months ended September 30, 2011.  For the nine months ended September 30, 2011, net income allocated to the noncontrolling interest of Zhao Shang Ke Hubei was approximately US$0.024 million, net losses in the aggregate allocated to the noncontrolling interest of the other majority-owned subsidiaries of our VIEs was approximately US$0.120 million. Therefore, net losses attributable to the noncontrolling interest for these majority-owned subsidiaries of our VIEs in the aggregate for the nine months ended September 30, 2011 was approximately US$0.096 million.  For the three months ended September 30, 2011, all of these majority-owned subsidiaries of our VIEs incurred losses, and net losses in the aggregate allocated to the noncontrolling interest of these majority-owned subsidiaries of our VIEs was approximately US$0.10 million.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income we achieved for the nine and three months ended September 30, 2011 plus the total net losses attributable to the noncontrolling interest shareholders as discussed above was the net income attributable to ChinaNet Online Holdings, Inc.

Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible preferred stockholders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share was outstanding within the reporting period. The cash dividend we accrued for the Series A convertible preferred stock was approximately US$0.41 million and US$0.61 million for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, preferred stock dividend accrued was approximately US$0.09 million and US$0.19 million, respectively. On August 21, 2011, all unconverted shares of our convertible preferred stock issued by us in our August 2009 Financing were mandatorily converted into our common stock in accordance with the Security Purchase Agreement entered between our company and the investors.

Net income attributable to ChinaNet’s common shareholders: Net income attributable to ChinaNet’s common shareholders represents the net income after the allocation to the noncontrolling interest shareholders minus the cash dividend accrued for Series A convertible preferred stockholders.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2011, we had cash and cash equivalents of approximately US$21.3 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advanced payment to TV advertising time and internet resource providers, payment of our operating expenses and financing of our accounts receivable; (ii) net cash used in investing activities that consist of payments for acquisitions to further expand our business and client base, and investments in advanced technology based intangibles to provide more value-added services to our client and other office equipment; and (iii) net cash used in financing activities that mainly represented cash dividends we paid to our preferred stockholders. To date, we have financed our liquidity need primarily through proceeds from our operating activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine months ended September 30,
	2011	2010
	Amounts in thousands of US dollars

Net cash provided by operating activities	$8,443	$11,235
Net cash used in investing activities	(3,116)	(448)
Net cash provided by (used in) financing actives	3	(2,718)
Effect of foreign currency exchange rate changes on cash and cash equivalent	360	255
Net increase in cash and cash equivalents	$5,690	$8,324

Net cash provided by operating activities: Our net cash provided by operating activities was US$8.4 million and US$11.2 million for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, we earned approximately US$7.7 million in net income (excluding the US$0.23 million non-cash gain recognized for deconsolidation of Shenzhen Mingshan and the approximately US$1.08 million of non-cash expenses of depreciation, amortization, share of losses in equity investment affiliates and the share-based compensation expenses etc). During the nine months ended September 30, 2011: (1) accounts receivable and trade receivables from related parties increased by approximately US$1.8 million; (2) we collected approximately US$3.8 million third party loans granted for the purpose of expanding of our potential value added communication channel resources; (3) advances from customers decreased by approximately US$1.3 million; (4) due to related parties, due to Control Group and due to directors decreased by approximately US$0.8 million due to our settling of these outstanding balances with our Control Group and director; and (5) taxes payable increased by approximately US$0.9 million.  These transactions in the aggregate adjusted our net income (excluding non-cash items) of approximately US$7.7 million to the net cash inflow of approximately US$8.4 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, we earned approximately US$10.3 million in net income (excluding the US$1.86 million of non-cash gain recorded as changes in fair value of the warrant liabilities and approximately US$0.45 million non-cash expense of depreciation and share based compensation expenses).  For the nine months ended September 30, 2010, (1) accounts receivable, trade receivables from related parties and other prepayments increased by approximately US$1.1 million; (2) we collected approximately US$2.1 million of third party loans; (3) due to Control Group and due to director decreased by approximately US$0.4 million, and (4) accounts payable, other payables and accruals increased by US$0.3 million. These transactions in the aggregate adjusted our net income of approximately US$10.3 million to net cash inflow of approximately US$11.2 million for the nine months ended September 30, 2010.

Net cash used in investing activities: Our net cash used in investing activities for the nine months ended September 30, 2011 was approximately US$3.1 million, which mainly included the following transactions: (1) we spent approximately US$0.2 million for purchasing of computers, office equipment and settling the outstanding payment for bank kiosks purchased;  (2) we also spent approximately US$1.4 million for the purchasing of software and the related technology from an individual not affiliated with us, with whom we incorporated a new majority-owned operating entity in July 2011. These purchased software platforms and the related technology will be further consolidated and integrated into our advertising and marketing platform and management tools platform and packed into different value-added services to be provided to our clients; (3) we received approximately US$0.02 million cash from our acquisition of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, representing the total cash and cash equivalent balance of these two companies as of their respective acquisition dates; (4) the cash effect on deconsolidation of Shenzhen Mingshan which was approximately US$0.2 million, representing the cash and cash equivalent balance of Shenzhen Mingshan as of the date of deconsolidation; (5) in August 2011, we also made a capital injection of approximately US$0.2 million in cash to Shenzhen Mingshan for our proportion of the unpaid registered capital, which was required to be fully contributed within two years from the incorporation of Shenzhen Mingshan; (6) we also received approximately US$1.1 million cash consideration from the majority shareholder of Beijing Yang Guang, which resulted from the disposal of our 49% equity interest in Beijing Yang Guang to him in August 2011; and (7) we also spent approximately US$2.2 million for the acquisition of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He. Net cash used in investing activities for the nine months ended September 30, 2010, which was approximately US$0.45 million, was mainly the cash used for purchasing of computers and other office equipment.

Net cash provided by (used in) financing activities: Our net cash provided by financing activities for the nine months ended September 30, 2011 was approximately US$0.003 million which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.377 million; and (2) cash contributed by the noncontrolling interest shareholders of Beijing Chuang Fu Tian Xi, Zhao Shang Ke Hubei and Sheng Tian Hubei for approximately US$0.374 million in the aggregate, in connection with the incorporation of these companies.  Net cash used in financing activities was approximately US$2.7 million for the nine months ended September 30, 2010, which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.61 million; and (2) cash contributed by the noncontrolling interest of Shenzhen Mingshan of approximately US$0.14 million; and (3) a temporary loan to third parties for approximately US$2.26 million, which was collected in October and December 2010.

Restricted Net Assets

As most of our operations are conducted through our PRC subsidiary and VIEs, our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC subsidiary and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiary and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiary and VIEs included in our consolidated net assets are also nondistributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Rise King WFOE is subject to the above mandated restrictions on distributable profits. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Beijing CNET Online and Business Opportunity Online are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of September 30, 2011 and December 31, 2010, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$3.9 million and US$3.2 million, respectively.

The New PRC Enterprise Income Tax (“EIT”) Law, which was effected on January 1, 2008, also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous EIT law.  A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate.  Rise King WFOE is invested by its immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

The ability of our PRC subsidiary and VIEs to make dividends and other payments to us may also be restricted by changes in applicable foreign exchange and other laws and regulations.

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foerign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like Rise King WFOE that need foreign exchange for the distribution of profits to its shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

Although the current Exchange Rules allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that it will be able to obtain all required conversion approvals for our operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, most of our retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit our ability to use retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

As of September 30, 2011 and December 31, 2010, there were approximately US$33.5 and US$26 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from the $1.6 million statutory reserve funds, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$3.9 million and US$3.2 million restricted net assets, respectively, as discussed above.

C. OFF BALANCE SHEET ARRANGEMENTS

Our Company did not have any significant off-balance sheet arrangements as of September 30, 2011.

D. Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011:
	Office Rental	Server hosting and board-band lease	Purchase of TV advertisement time	Purchase of internet advertisement resources	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Three months ending December 31,
-2011	99	74	1,055	65	1,293
For the year ending December 31,
-2012	382	113	-	-	495
-2013	509	-	-	-	509
-2014	509	-	-	-	509
-2015	509	-	-	-	509
-2016	340	-	-	-	340
Total	2,348	187	1,055	65	3,655

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINANET ONLINE HOLDINGS, INC.

Date: November 18, 2011	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)
By:		/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Financial Officer)