Form 10-K/A
period 2010-12-31
ChinaNet Online Holdings, Inc.
filed 2012-02-29
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2010 is being filed as Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Report”). We are filing this Amendment No. 1 for the purpose of amending and supplementing Item 1, “Business”, Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 15, “Exhibits and Financial Statement Schedules” (“Item 15”), Notes 1—Organization and nature of operations, 2—Variable Interest Entities, 17—Taxation, 22—Restricted net assets, 23—Related party transactions, 30—Subsequent events and 31—Event (unaudited) subsequent to the date of the independent auditor’s report. Such portions of Amendment No. 1 have been revised in order to provide additional disclosure with respect to the terms of our VIE agreements with our VIEs and our restricted net assets. We have further revised Amendment No. 1 to provide enhanced disclosure with respect to the activities of Rise King WFOE and to report the financial results of Rise King WFOE on a stand-alone basis. All other items presented in the Original Report are unchanged. This Amendment No. 1 does not have any impact on our previously reported financial position as of December 31, 2010 and 2009 and our results of operations and cash flows for the years ended December 31, 2010 and 2009.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 is accompanied by currently dated certifications on Exhibits 31.1, 31.2 and 32.1 by our chief executive officer and chief financial officer. Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to March 31, 2011, the filing date of the original report. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the Securities and Exchange Commission.

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

We are a holding company that conducts our primary businesses through our PRC subsidiary and PRC operating entities (the “VIEs”), Business Opportunity Online, Beijing CNET Online, Shanghai Borongdongsi and Rise King (Shanghai) Advertisement Media Co., Ltd. We are one of China’s leading business-to-business (“B2B”) fully integrated internet service providers for expanding small and medium enterprises’ (“SMEs “) sales networks in China.  Our services were founded on proprietary internet and advertising technologies that include (i) preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, (ii) hosting mini-sites with online messaging and consulting functionalities, (iii) generating effective sales leads and (iv) providing online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China.  Our multi-channel advertising and promotion platform consists of the website www.28.com (“28.com”), our Internet advertising portal, ChinaNet TV, our TV production and advertising unit, and our bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for SME clients.

We provide advertising, marketing and lead generation services to over 1,200 clients in a variety of consumer focused business categories including 883 active clients as of year ended December 31, 2010.  Our advertising and marketing campaign services combine the Internet, mobile and television advertising, thereby maximizing advertising exposure for our clients; 28.com is a part of this advertising and promotion platform. Through the high traffic internet portal 28.com, operated through Business Opportunity Online, companies and entrepreneurs advertise their business information, brands, products and services, as well as other related business opportunities through their mini-sites hosted by 28.com.  The platform also offers campaign management tools for our clients including lead generation and capture, advanced tracking, search engine marketing, search engine optimization, resource scheduling, and content management.  Primarily through 28.com, our customers can build sales channels and develop relationships directly with franchisees, sales agents, distributors and/or resellers.  It also functions as a one-stop destination for general public seeking new business opportunities or other business ventures.  The ChinaNet TV division, which operates through Beijing CNET Online, has in-house television productions and distribution capabilities.  We create and distribute television shows that are typically 10 or 20 minutes in length and broadcast on local television stations.  Airtime is purchased in 40 minute blocks which are further segmented into two to four sub-blocks.  The television shows are comprised of advertisements, similar to infomercials, and also include promotions for several clients during the allotted time. During 2010, we reduced the business scope of the TV division and integrated the TV division into our advertising and marketing platform as a part of the value-added services offered to our clients based on demand. The bank kiosk division, which operates through Shanghai Borongdongsi, provides interactive LCD ad displays and targets banking customers.  In cooperation with the China Construction Bank, in 2009 we placed 200 interactive kiosks in its branches throughout Henan Province.  During 2010, we placed an additional 175 kiosks in the branches of China Construction Bank in Henan province.  In May 2010, we signed an exclusive agreement with Shanghai Rural Commercial Bank (“ SRCB “) to deploy our online banking and display advertising kiosks in all 300 existing, and all future, SRCB branches.  As of December 31, 2010, we installed 150 bank kiosks in SRCB branches.  Each kiosk has an LCD advertising display panel, which provides advertising aimed at bank customers. The kiosk also provides Internet access on a separate screen so that customers can perform basic non-cash banking functions such as transferring money, purchasing annuities and/or insurance, and paying bills.

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

Since we commenced our current business operations in 2003, we have experienced continuous growth in our network and in our financial results.  We generated total revenues of $41.6 million in 2010 compared to $37.7 million in 2009 and net income of $16.6 million in 2010 (after allocation of the losses incurred by one of our VIE’s majority-owned subsidiary to the non-controlling interest shareholders) compared to net income of $4.0 million in 2009. Our net income attributable to common shareholders after the deduction of the cash dividend accrued for our preferred shareholders was $15.8 million for the year ended December 31, 2010.  Our net losses attributable to common shareholders was $2.3 million for the year ended December 31, 2009, after deduction of the cash dividend accrued for our preferred shareholders and deduction of a deemed dividend arising from the intrinsic value of the beneficial conversion feature upon issuance of our Series A preferred stock in the August 2009 financing, as required by US GAAP. With the exclusion of non-cash gain or loss recognized in relation to fair value changes of the warrants issued in the August 2009 financing and the deemed dividend recognized for the preferred stock, we achieved $14.7 million and $8.4 million net income in 2010 and 2009, respectively, and achieved $13.9 million and $8.1 million of net income attributable to common shareholders in 2010 and 2009, respectively.

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

Our wholly owned subsidiary, China Net Online Media Group Limited was incorporated in the British Virgin Islands on August 13, 2007 (“China Net BVI”).  On April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established, and is the parent company of, Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the People’s Republic of China (“Rise King WFOE”).  We refer to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.” We operate our business in China primarily through Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”), and Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”).  Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.  Shanghai Borongdingsi is owned 51% by Beijing CNET Online.  Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct e-banking advertisement business. The business is based on an e-banking cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi, or its designated party, to conduct in-door advertising business within the business outlets throughout Henan Province. The e-banking cooperation agreement has a term of eight years, which began in August 2008. However, Shanghai Borongdingsi was not able to conduct the advertising business as a stand-alone business due to the lack of an advertising business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment, and to provide working capital, technical and other related support to Shanghai Borongdingsi.  Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in Shanghai Borongdingsi’s name on behalf of the business, and holds the right to collect the advertising revenue generated from the kiosk business exclusively until it recovers of the cost of purchasing the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the net profit generated from the e-banking advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

Restructuring

In October 2008, a restructuring plan was developed (the “Restructuring”).  The Restructuring was accomplished in two steps.  The first step was for Rise King WFOE to acquire control over Business Opportunity Online and Beijing CNET Online (collectively the “PRC Operating Entities” or the “VIEs”) by entering into a series of contracts (the “Contractual Agreements” or the “VIE Agreements”), which enabled Rise King WFOE to operate the business and manage the affairs of the PRC Operating Entities. Both of the PRC Operating Entities at that time were, and currently are, owned by Messrs. Handong Cheng, Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders” or the “Control Group”). Mr. Cheng is now our Chief Executive Officer.  After the PRC Restructuring was consummated, the second step was for China Net BVI to enter into and complete a transaction with a U.S. public reporting company, whereby that company would acquire China Net BVI, China Net HK and Rise King WFOE, and control the PRC Operating Entities (the “China Net BVI Companies”).

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

The business of the PRC Operating Entities falls under the class of a business that provides Internet content or information services, a type of value added telecommunication services, for which restrictions upon foreign ownership apply. As a result, Rise King WFOE is not allowed to do the business the PRC Operating Entities companies are currently pursuing.  Advertising business is open to foreign investment but one of the requirements is that the foreign investors of a WFOE shall have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“SAIC”) on August 22, 2008.  Rise King WFOE is not allowed to engage in the advertising business because its shareholder, China Net HK, does not meet such requirements.  In order to control the business and operations of the PRC Operating Entities, and consolidate the financial results of the two companies in a manner that does not violate current PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Entities. The Contractual Agreements allow us through Rise King WFOE to, among other things, secure significant rights to influence the two companies’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities.  In return, Rise King WFOE provides consulting services to the PRC Operating Entities.  In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Entities.  They have also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content or information services in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities directly.

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

Pursuant to the Share Transfer Agreement, the Option Shares vest and become exercisable in one-third increments upon the China Net BVI Companies attaining consolidated gross revenue performance targets for fiscal 2009, the six month period ended June 30, 2010 and the six month period ended December 31, 2010 of RMB 100 million, RMB 60 million and RMB 60 million. If the China Net BVI Companies achieve the performance targets the exercise price will be $1.00 per share.  If the targets are not met, the exercise price shall increase to $2.00 per share. Therefore, as of February 14, 2011, 100% of the Option Shares were exercisable.  On March 30, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang.  On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise of $1.00 per share to Mr. Yang Li.  As a result of this exercise, as of March 30, 2011, Mr. Cheng, Mr. Liu and Mr. Zhang became the sold shareholders of Rise King BVI and collectively hold 42.9% of our outstanding shares.

Summary of the material terms of the VIE Agreements.

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Entities, Rise King WFOE has the exclusive right to provide to the PRC Operating Entities complete technical support, business support and related consulting services during the term of these agreements, which includes but is not limited to technical services, business consultations, equipment or property leasing, marketing consultancy system integration, product research and development, and system maintenance. In exchange for such services, each PRC Operating Entities has agreed to pay a service fee to Rise King WFOE equal to 100% of the net income of each PRC Operating Entities. Adjustments may be made upon approval by Rise King WFOE based on services rendered by Rise King WFOE and operational needs of the PRC Operating Entities. The payment shall be made on a monthly basis, if at year end, after an audit of the financial statements of any PRC Operating Entities, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC Operating Entity shall pay such shortfall to Rise King WFOE. Each agreement has a ten-year term. The term of these agreements may be extended if confirmed in writing by Rise King WFOE prior to the expiration of the term. The extended term shall be determined by Rise King WFOE, and the PRC Operating Entities shall accept such extended term unconditionally.

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

Equity Pledge Agreements: Under the Equity Pledge Agreements entered into by and among Rise King WFOE, the PRC Operating Entities and each of the PRC Shareholders, the PRC Shareholders pledged all of their equity interests in the PRC Operating Entities to guarantee the PRC Operating Entities’ performance of its obligations under the Exclusive Business Cooperation Agreements. If the PRC Operating Entities or any of the PRC Shareholders breaches its/his/her respective contractual obligations under these agreements, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Rise King WFOE, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders of the PRC Operating Entities agreed not to dispose of the pledged equity interests or take any actions that would prejudice Rise King WFOE’s interest, and to notify Rise King WFOE of any events or upon receipt of any notices which may affect Rise King WFOE’s interest in the pledge. Each of the equity pledge agreements will be valid until all the payments related to the services provided by Rise King WFOE to the PRC Operating Entities due under the Exclusive Business Cooperation Agreements have been fulfilled. Therefore, the equity pledge agreements shall only be terminated when the payments related to the ten-year Exclusive Business Cooperation Agreement are paid in full and the WFOE does not intend to extend the term of the Exclusive Business Cooperation Agreement.

Irrevocable Powers of Attorney: The PRC Shareholders have each executed an irrevocable power of attorney to appoint Rise King WFOE as their exclusive attorneys-in-fact to vote on their behalf on all PRC Operating Entities matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Entities.

As a result of these VIE Agreements, we through our wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes but is not limited to the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, OA technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, we will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, we have the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our PRC Operating Entities and their shareholders.

Accounting Treatment of the Restructuring

The Restructuring is accounted for as a transaction between entities under common control in a manner similar to pooling of interests, with no adjustment to the historical basis of the assets and liabilities of the PRC Operating Entities.  The operations of the PRC Operating Entities are consolidated as if the current corporate structure had been in existence throughout the period presented in the audited financial statements. The Restructuring is accounted for in this manner because pursuant to an Entrustment Agreement dated June 5, 2009 (the “Entrustment Agreement”) between Rise King BVI and the PRC Shareholders, Rise King BVI granted to the PRC Shareholders, on a collective basis, managerial control over each of the China Net BVI Companies by delegating to the PRC Shareholders its shareholder rights, including the right to vote, and its rights to designate management of the China Net BVI Company.  The Entrustment Agreement, together with the Contractual Arrangements demonstrates the ability of the PRC Shareholders to continue to control Business Opportunity Online and Beijing CNET Online, which are under our common control.  On March 30, 2011, in connection with the exercise of the options pursuant to the Share Transfer Agreement, the Entrustment Agreement was terminated.

Share Exchange

On June 26, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) ChinaNet BVI, (ii) ChinaNet BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company (“Growgain”), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“ Clear “ and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “ChinaNet BVI Shareholders”), who together own shares constituting 100% of the issued and outstanding ordinary shares of ChinaNet BVI (the “ChinaNet BVI Shares”), and (iii) G. Edward Hancock, the former principal stockholder of the Company. Pursuant to the terms of the Exchange Agreement, the ChinaNet BVI Shareholders transferred to the Company all of the ChinaNet BVI Shares in exchange for the issuance of 13,790,800 (the “Exchange Shares”) shares of Common Stock (the “Share Exchange”).  As a result of the Share Exchange, ChinaNet BVI became a wholly owned subsidiary of our company and we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing advertising, marketing and communication services to small and medium companies in China.

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

Name Change

Prior to July 14, 2009, our company name was Emazing Interactive, Inc.  On July 14, 2009, our company caused to be formed a corporation under the laws of the State of Nevada called ChinaNet Online Holdings, Inc. (the “Merger Sub”) and acquired one hundred shares of its common stock for cash. As such, Merger Sub was merged with and into our company.  As a result of the merger, the separate existence of the Merger Sub ceased.  As a further result of the merger, our corporate name was changed to “ChinaNet Online Holdings, Inc.”  We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

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

Recent Development

On December 6, 2010, through our wholly-owned subsidiary, Rise King WFOE, we entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under PRC laws in December 2009. The contractual arrangements that we entered into with Shanghai Jing Yang allow us, through Rise King WFOE, to, among other things, secure significant rights to influence Shanghai Jing Yang ‘ s business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by Shanghai Jing Yang. From the date of incorporation until December 6, 2010, Shanghai Jing Yang did not conduct any business activities. This company is established and registered in the Industrial Zone in Jiading District of Shanghai, PRC, which provides potential enterprise income tax benefit of deemed profit rate of 10%.

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

The development of the SME market is still in its early stages and since their sales channels and distribution networks are still underdeveloped, they are driven to search for new participants by utilizing Internet advertising.  The SMEs tend to be smaller, less-developed brands primarily focused on restaurants, garments, building materials, home appliances, and entertainment with low start-up costs within a range of $1,000-$15,000. The Chinese government has promulgated a series of laws and regulations to protect and promote the development of SMEs which appeals to entrepreneurs looking to benefit from the central government’s support of increased domestic demand.  SMEs are now responsible for about 60% of China’s industrial output and employment of about 75% of urban Chinese workforce. SMEs are creating the most new urban jobs, and they are the main destination for workers laid-off from state-owned enterprises (SOEs) that re-enter the workforce.

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

28.com charges its clients fixed monthly fees for most of the value-added services described above at an aggregate average monthly price of approximately $3,100. The site has an annual weighted average of approximately 755 active clients and the total revenue per month reached approximately $ 2.4 million in 2010.  This segment accounted for 68 % of our revenue in 2010 and 47 % of our revenue in 2009.

Television Advertising

As part of our advertising and marketing services, we produce and distribute television shows that are comprised of advertisements similar to infomercials, but include promotions for several clients during the allotted time.  Our clients pay us for production, editorial coverage and advertising spots. We are one of the top-tier producers of television shows of this nature in China, with a total show time that reached 14,420 minutes in 2010 and an estimated 16,000 minutes in 2011. The shows produced by our TV unit are distributed during airtime purchased on some of the largest provincial satellite television stations including Hebei TV, Henan TV, Guangdong TV, Jiangxi TV, Shanxi TV, Sichuang TV and Zhejiang TV.  The programs that air the shows produced by us include “Gold List,” “Online Business Opportunities,” “The Charm of Wealth,” “Venture Express,” “Start” and “New Business World.”  This segment accounted for 30 % of our revenue in 2010 and 49 % of our revenue in 2009.  As discussed above, this division has been integrated into the advertising and marketing platform and provided as one of the additional communication channels to both existing clientele and the brand managed clients in 2011. The division is unlikely to expand internally in terms of operational size and manpower but will continue to grow through external outsourcing and potential partnerships and/or joint ventures to secure the availability of TV minutes when needed.

Resale of Internet Advertising Resources

We resell to our clients sponsored search resources from Baidu.  This segment accounted for 0.2 % of our revenue in 2010.

Bank Kiosks

We operate our bank kiosk advertising network, launched in 2008, through Shanghai Borongdingsi. We place our kiosk machines, which include a large, LCD advertising display, in bank branches to target banking patrons. We market our LCD display network to advertisers in the financial services and insurance industries. As of December 31, 2010, we had a total of 375 flat-panel displays placed in branches of China Construction Bank in Henan Province. The kiosks are useful to the banks because, in addition to the LCD advertising display, they provide bank customers with free Internet access to on-line banking services, thereby potentially shortening wait times in branches for teller services.  .. In May 2010, we signed an exclusive agreement with Shanghai Rural Commercial Bank (SRCB) to deploy our online banking and display advertising kiosks in all 300 existing and all future SRCB branches.  As of December 31, 2010, we finished installation of 150 bank kiosks in SRCB branches. As of December 31, 2010, we generated US$ 0.5 million revenue from this business segment from Henan Standard Life, Jiashi Fund etc.

Our Competitive Strengths

Over our seven year operating history, we believe that we have built a strong track record of significant competitive strengths for example:

Innovative Operations

•	Client-based innovation. Our advertising and marketing services intended to be a one-stop shop for advertising and marketing solutions to our clients. These services are based on the needs of our existing clients. All of our value added services, including lead generation and capture, online messaging and consulting, search engine marketing and optimization, mini-site hosting, content management and so forth, simplify the business process for our clients by allowing them to effectively allocate their resources and budget for various advertising and marketing tools and channels.

•	Target market innovation and expansion of audience base . We believe that by offering a multichannel communication platform, we enable SMEs to reach a wide range of consumers with complementary and mutually reinforcing advertising and marketing campaigns. We are better able to attract business owners who want to reach targeted consumer groups through a number of different advertising channels in different venues and regions and at different times of the day.

Strong Technological Advantages

•	Award winning R&D team. We have a R&D team with extensive experience in China’s advertising and marketing industry. We appointed our Chief Technology Officer Mr. Hongli Xu in September 2009. Mr. Xu has approximately 20 years of experience in the internet and software development industry in various sectors. We believe Mr. Xu will provide critical leadership to our R&D team, as we continue to elevate our position in the Chinese media and advertising markets.

•	Advanced campaign tracking & monitoring tools. We have deployed advanced tracking, search engine optimization, resource scheduling and content management and ad campaign management tools so as to achieve effective and efficient advertising effects.

•	Valuable intellectual property. We have thirteen copyright certificates and property rights for thirteen software products in connection with the Internet advertising business which were developed by our research and development team.

•	Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over ten years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting up our business and he has successfully grown our business to become a pioneer in online media marketing and advertising services. He also secured our status as the sole strategic alliance partner of China Construction Bank with respect to bank kiosk advertising. George Chu, our chief operating officer, has diversified and international industry experience that will help us to scale to the next level. Zhige Zhang, our chief financial officer has over six years’ experience in software development and Internet ad technology.

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

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce cost and time to deploy, configure, maintain, support and manage computer servers and systems . Whether we deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through 28.com to enhance ease of use.  We focus on enhancing related software systems enabling us to track and monitor advertiser demands. With the introduction of cloud based technology, we will continue to adapt this technology into our online management tools services through alliance, partnership, and/or  mergers and acquisitions.

Intellectual Property

We have thirteen  software copyright certificates issued by the State Copyright Office of the PRC (“SCO”) as below:

Name of Software	Registration Number

基于互联网广告效果投放综合监测及管理平台软件 V1.0 Software V1.0 of General Monitoring and Management Platform on Internet Advertising Effect	2008SRBJ4073

基于效果的搜索引擎服务平台软件 V1.0 Software V1.0 of Effect-based Search Engine Service Platform	2008SRBJ4084

基于互联网广告留言综合分析及管理平台软件 V1.0 Software V1.0 of General Analysis and Management Platform on Internet Based Advertising Message	2008SRBJ4085

基于互联网广告留言综合分析及管理平台软件 V2.0 Software V2.0 of General Analysis and Management Platform on Internet Based Advertising Message	2010SR038775

基于广告管理和OA系统的综合运营技术平台软件V1.0 Software V1.0 of General Operation Technology Platform on Advertisement Management and OA System	2010SR039308

互联网用户监测及网民综合分析评价系统V3.0 Software V3.0 of Internet User Monitor and General Analysis System	2010SR039309

互联网信息内容综合管理平台软件 V2.0 Software V2.0 of General Management Platform on Internet information contents	2010SR039310

Name of Software	Registration Number

基于互联网广告效果投放综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Internet Advertising Effect	2010SR039311

基于留言效果的搜索引擎服务平台软件V2.0 Software V2.0 of Effect-based Search Engine Service Platform	2010SR039020

基于电视媒体广告效果投放效果综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Television Advertisement Effect	2010SR039548

基于用户中心的短信、邮件群发的管理平台软件V1.0 Software V1.0 of General Management Platform on Group Mailing and Group SMS	2010SR039551

基于日志分析的访问热区和浏览轨迹分析系统V1.0 Software V1.0 of Analysis System on Log-Based Visit Hotspot and Browsing Trail	2010SR039554

基于用户桌面客户端的广告效果管理平台软件V1.0 Software V1.0 of Management Platform on Client/Service-Based Advertisement Effect	2010SR039556

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

The principal laws, rules and regulations governing dividends paid by PRC operating subsidiaries and VIEs include the Company Law of the PRC (1993), as amended in 2006, the Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and the Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, PRC subsidiaries and VIEs, including wholly owned foreign enterprises, or WFOEs, and domestic companies in China, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, its PRC significant subsidiaries and VIEs, including WFOEs and domestic companies, are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the cumulative amount of such reserve reaches 50% of their respective registered capital. These reserves are not distributable as cash dividends.

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

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere .

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

All of our operations are conducted through our PRC subsidiary and PRC Operating Entities, or VIEs, and through our contractual agreements with each of our PRC Operating Entities in China. PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Since December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China. We do not currently directly operate an advertising business outside of China and cannot qualify under PRC regulations any earlier than two or three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period of time.  Our PRC Operating Entities hold the requisite licenses to provide advertising services in China. Our PRC Operating Entities directly operate our advertising network. We have been and are expected to continue to be dependent on these PRC Operating Entities to operate our advertising business for the foreseeable future. We have entered into Contractual Agreements with the PRC Operating Entities, pursuant to which we, through Rise King WFOE, provide technical support and consulting services to the PRC Operating Entities. In addition, we have entered into agreements with our PRC Operating Entities and each of their shareholders which provide us with the substantial ability to control these affiliates.

If we, our existing or future PRC Operating Entities are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates advertising companies, would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of Rise King WFOE and/or the PRC Operating Entities;

•	discontinuing or restricting the operations of Rise King WFOE and/or the PRC Operating Entities;

•	imposing conditions or requirements with which we, Rise King WFOE and/or our PRC Operating Entities may not be able to comply;

•	requiring us or Rise King WFOE and/or PRC Operating Entities to restructure the relevant ownership structure or operations; or

•	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with the PRC Operating Entities and their shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with our PRC Operating Entities and their shareholders to operate our advertising business. These contractual arrangements may not be as effective in providing us with control over the PRC Operating Entities as direct ownership. If we had direct ownership of the PRC Operating Entities, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of those companies, which in turn could affect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if the PRC Operating Entities or any of their subsidiaries and shareholders fail to perform its or their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against the PRC Operating Entities if they do not perform their obligations under its contracts with us or if any of the PRC citizens who hold the equity interest in the PRC Operating Entities do not cooperate with any such actions.

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

 Contractual arrangements we have entered into among the PRC Operating Entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiary and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

If any of our PRC Operating Entities incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements with the PRC Operating Entities we currently have in place in a manner that would materially and adversely affect the PRC Operating Entities’ ability to pay dividends and other distributions to us. Furthermore, relevant PRC laws and regulations permit payments of dividends by the PRC Operating Entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, each of the PRC Operating Entities is also required to set aside a portion of its net income each year to fund specific reserve funds. These reserves are not distributable as cash dividends. In addition, subject to certain cumulative limits, the statutory general reserve fund requires annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends. As a result of these PRC laws and regulations, the PRC Operating Entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. Any limitation on the ability of the PRC Operating Entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign operating subsidiary and VIEs into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary and VIEs’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

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

 If the PRC tax authorities determine that China Net is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide income as well as PRC enterprise income tax reporting obligations. This would mean that income such as interest on offering proceeds and other non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the new EIT Law and its implementing rules dividends paid to us by our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, a 10% withholding tax will be imposed on dividends we pay to our non-PRC shareholders.

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

Under PRC laws, Rise King WFOE and the PRC Operating Entities will be obligated to withhold and pay individual income tax in respect of the salaries and other income received by their employees who are subject to PRC individual income tax. Such companies may be subject to certain sanctions and other liabilities under PRC laws in case of failure to withhold and pay individual income taxes for its employees in accordance with the applicable laws.

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

Our executive officers, directors, and principal stockholders hold approximately 53 % of our outstanding Common Stock.  Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.  As of March 30, 2011, the closing trade price of our Common Stock was $ 3.60 per share.  As of March 30, 2011, we had approximately 523 shareholders of record of our Common Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $3.01 per share and a high price of $7.00 per share.

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

PART II.

ITEM 5	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the Nasdaq Global Stock Exchange under the symbol “CNET” since September 14, 2010.  Prior to that time, from March 4, 2010 through September 13, 2010, our common stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that, our common stock was quoted on the OTC Bulletin Board (“ OTCBB “) under the trading symbol “EMZG, “ until August 14, 2009, when our ticker symbol was change to “CHNT.” The last reported price for our common stock on the Nasdaq Global Market on March 30, 2011 was  $3.60 per share.

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

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from China for the payment of such dividends from the profits of our PRC subsidiary and VIEs. We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. In October 2008, a series of contractual arrangements (the “Contractual Agreements” or the “VIE Agreements) were entered between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities.  In return, Rise King WFOE provides consulting services to the PRC Operating Entities.  In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Entities.  They have also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities directly.

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

Pursuant to the above Contractual Agreements, all of the equity owners’ rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, and Rise King WFOE’s ability to extract the profits from the operation of the VIEs, and assume the residual benefits of the VIEs. Because Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, we included the assets, liabilities, revenues and expenses of the VIEs in our consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, subtopic 10.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. As of December 31, 2010, Business Opportunity Online has invested approximately RMB 4,000,000 (approximately US$605,000) in Shenzhen Mingshan.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business. The contractual arrangements that we entered into with Shanghai Jing Yang allow us, through Rise King WFOE, to, among other things, secure significant rights to influence Shanghai Jing Yang ‘ s business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by Shanghai Jing Yang. As of the date these contractual agreements were entered into, Shanghai Jing Yang did not have any operations.  Therefore, Shanghai Jing Yang’s accounts were included in our consolidated financial statements with no goodwill recognized in accordance with Accounting Standard Codification ™ (“ASC”) Topic 810 “Consolidation”.

As of December 31, 2010, we operated our business in China primarily through Rise KingWOFE, Business Opportunity Online, Beijing CNET Online, Shanghai Borongdingsi, ShenZhen Mingshan and Shanghai Jing Yang. From time to time, we refer to them collectively as the “PRC Operating Subsidiary and VIEs.”

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

Through our PRC Operating Subsidiary and VIEs, we are one of China’s leading B2B fully integrated internet service providers for expanding SMEs’ sales networks in China and our services primarily include proprietary internet and advertising technologies which prepare and publish rich media enabled advertising and marketing campaigns for clients on the Internet, television and other valued added communication channels, host mini-sites with online messaging and consulting functionalities, generate effective sales leads and provide online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China. Our multi-channel advertising and promotion platform consists of the website www.28.com (“28.com”), our Internet advertising portal, ChinaNet TV, our TV production and advertising unit, and our bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for SME clients.

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

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our Company, and all of our subsidiaries and VIEs.  We prepare financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

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

	As of ended December 31,
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

Sales include revenues from reselling of advertising time purchased from TV stations, internet advertising and providing related value added technical services, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, we provide advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered.  We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.    Value added technical services are provided based on two types of contracts: (i) fixed price and (ii) fixed price with minimum performance threshold. For contracts with fixed price term, revenue is recognized on a pro-rata basis over the engaged service period. For fixed price contracts with minimum performance threshold, revenue is recognized when the specified performance criteria is met. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

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

i). We are incorporated in the State of Nevada.  Under the current laws of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the year ended December 31, 2010 and 2009, or prior periods.  We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

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

iv). Our PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

•	Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the exceeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. After fiscal year 2013, the applicable income tax rate of Rise King WFOE will be 25% under the current EIT law of PRC. Therefore, for the year ended December 31, 2009 and 2010, the applicable income tax rate for Rise King WFOE was nil%.

•	Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate, which is 15% to 7.5% for the following three years from fiscal year 2008 through fiscal year 2010. However, in March 2007, a new enterprise income tax law (the “New EIT”) of PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%. Business Opportunity Online re-applied its qualification for a High and New Technology Enterprise in 2008 to the related PRC regulatory authorities. With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was approved again by the local tax authorities to be entitled to a favorable statutory tax rate of 15%. Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations, as it was established in December 2004 and qualified as a High and New Technology Enterprises under the previous EIT laws in 2005. Therefore, its income tax was computed using a tax rate of 7.5% for the year ended December 31, 2009 and 2010 due to its unexpired tax holidays. After the expiration of the current tax holiday as of December 31, 2010, the applicable income tax rate of Business Opportunity Online will be 15%, the standard preferential income tax rate for a High and New Technology Enterprise.

•	The applicable income tax rate for Beijing CNET Online was 25% for the year ended December 31, 2010 and 2009.

•	The New EIT also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous enterprise income tax law and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Rise King WFOE is owned by an intermediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to this intermediate holding company.

For the years ended December 31, 2009 and 2010, all of the tax holidays enjoyed by our PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where our respective PRC subsidiary and VIEs operate. Rise King WFOE and Business Opportunity Online were most affected by these tax holidays within the structure of us. The tax holidays have expiration periods within three to five years and are subject to change in accordance with the PRC government economic development policies and regulations. These tax holidays are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses tax holidays are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

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

According to Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of offering” (“ASC Topic 340 subtopic 10 section S99-1”),   ”specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.  Accordingly, we deducted the direct issuing cost paid in cash from the assigned fair value to the Series A preferred stock.

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of the provisions in this ASU did not have an impact on our consolidated financial position and results of operations.

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

	Years ended December31,
	2010	2009
	(US $)	(US $)

Sales
From unrelated parties	$40,423	$35,354
From related parties	1,164	2,370
	41,587	37,724
Cost of sales	18,970	21,233
Gross margin	22,617	16,491

Operating expenses
Selling expenses	3,403	4,198
General and administrative expenses	3,460	2,404
Research and development expenses	907	480
	7,770	7,082

Income from operations	14,847	9,409

Other income (expenses):
Changes in fair value of warrants	1,861	(4,425)
Interest income	13	14
Other expenses	6	(99)
	1,880	(4,510)

Income before income tax expense and noncontrolling interest	16,727	4,899
Income tax expense	352	880
Net income	16,375	4,019
Net loss attributable to noncontrolling interest	214	-
Net income attributable to ChinaNet Online Holdings, Inc.	16,589	4,019
Net income attributable to ChinaNet Online Holdings, Inc.	16,589	4,019

Beneficial conversion feature of Series A convertible preferred stock	-	(5,898)

Dividend of Series A convertible preferred stock	(794)	(373)

Net income attributable to common shareholders of ChinaNet Online Holdings, Inc.	$15,795	$(2,252)

Earnings /(loss) per share
Earnings (loss) per common share
Basic	$0.94	$(0.15)
Diluted	$0.79	$(0.15)

Weighted average number of common shares outstanding:
Basic	16,778,176	14,825,125
Diluted	20,896,061	14,825,125

Comprehensive Income
Net income	16,375	4,019
Foreign currency translation gain	813	14
	$17,188	$4,033
Comprehensive Income
Comprehensive income / (loss) attributable to noncontrolling interest	(214)	-
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	17,402	4,033
	$17,188	$4,033

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

REVENUE

The following tables set forth a breakdown of our total revenue, divided into six segments for the periods indicated, with inter-segment transactions eliminated:

	For the years ended December 31,
	2010		2009
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$14,381	34.6%	$17,722	47.0%
Technical services	13,878	33.4%	-	-
TV advertisement	12,493	30.0%	18,600	49.3%
Internet Ad. resources resell	94	0.2%	1,134	3.0%
Bank kiosks	531	1.3%	152	0.4%
Internet information management	210	0.5%	116	0.3%
Total	$41,587	100%	$37,724	100%

	For the years ended December 31,
	2010		2009
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$14,381	100%	$17,722	100%
—From unrelated parties	14,038	98%	16,332	92%
—From related parties	343	2%	1,390	8%
Technical services	13,878	100%	-	-
—From unrelated parties	13,064	94%	-	-
—From related parties	814	6%	-	-
TV advertisement	12,493	100%	18,600	100%
—From unrelated parties	12,486	99.9%	17,620	95%
—From related parties	7	0.1%	980	5%
Internet Ad. resources resell	94	100%	1,134	100%
—From unrelated parties	94	100%	1,134	100%
—From related parties	-	-	-	-
Bank kiosks	531	100%	152	100%
—From unrelated parties	531	100%	152	100%
—From related parties	-	-%	-	-
Internet information management	210	100%	116	100%
—From unrelated parties	210	100%	116	100%
—From related parties	-	-%	-	-
Total	$41,587	100%	$37,724	100%
—From unrelated parties	$40,423	97%	$35,354	94%
—From related parties	$1,164	3%	$2,370	6%

Total Revenues: Our total revenues increased to US$41.6 million for the year ended December 31, 2010 from US$37.7 million for the year ended December 31, 2009, representing a 10.2% increase.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portal with the provision of related technical support, related internet marketing service and content management and from the sale of advertising time purchased from different TV programs to unrelated third parties and to certain related parties. We report our advertising revenue between related and unrelated parties because historically about 3%-6% of our advertising service revenues came from clients related to certain shareholders of our PRC operating entities. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients on an arm’s-length basis. In the fiscal year of 2010, we continued to execute our strategy of focusing on the internet advertising and marketing business and other related value-added services, including search engine optimization and marketing, brand management, internet information management and others, which achieved gross margins of 76% for the year ended December 31, 2010. We will continue to concentrate resources and capital on our advertising and marketing platform, mainly the internet portal, www.28.com , and its related services in order to yield more predictable and recurring revenue.

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

As a result of the research and development activities conducted and managed by Rise King WFOE, beginning in December 2009, our WFOE began providing a number of value added technical services and management systems to our internet advertisement customers, which services enhance the quality and performance of the internet advertising services provided by Business Opportunity Online. These value added technical services are primarily online technical management systems and platforms. Customers use these technical services to analyze, monitor and manage their advertisements on our key advertising portal, 28.com, their other traffic generating activities and their online marketing campaign activities. Revenues generated by Rise King WFOE are from the provision of technical and management systems including tools, databases and services developed and managed by Rise King WFOE to analyze, monitor and manage a customer’s advertisements on our key advertising portal, 28.com, their traffic generating activities, and their online marketing campaign activities. Most of these services are based on fixed price terms; revenues are then generated and recognized from the use of the online management system and tools on a periodic basis, together with the satisfaction of other applicable performance thresholds, if specified. Rise King WFOE’s customers are similar to our internet advertising customers, with over 70% of the WFOE’s customers also being customers of our internet advertisement services. The other 30% of Rise King WFOE’s customers do not directly advertise on our web portal but use Rise King WFOE’s management systems and the internet information collected from our key advertising web portal to monitor and manage their traffic generating activities and online marketing campaign activities. These value added technical services, operated and managed by Rise King WFOE, are primarily developed and offered as additions to the internet advertisement services provided by Business Opportunity Online. The revenue generating activities conducted by Rise King WFOE are not prohibited under the known and existing PRC laws and regulations, as our WFOE is providing value-added technical services to our clients, and is not engaged in the internet advertising business or any other business that is subject to obtaining an Internet Content Provider License. For the internet advertisement services conducted by our VIE, Business Opportunity Online, customers use our internet advertising portal, www. 28.com, to place internet advertisements in different formats, such as: banners, links, logos, buttons, as well as mini-sites. Customers get internet visits and messages from their advertisements placed on our portal. For the value added technical services provided by our WFOE, customers primarily use the technical and management systems offered by it to analyze, monitor and manage their advertisements and traffic generating activities on our advertising portal. For example, Rise King WFOE’s customers can use our management tools to obtain analysis of messages and sales leads received from their internet adverting.

The tables below summarize the revenues, cost of sales, gross margin and net income generated from each of our VIEs and subsidiaries for the year ended December 31, 2010 and 2009, respectively.

For the year ended December 31, 2010:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter-company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	13,064	814	596	14,474
Business Opportunity Online	16,931	343	-	17,274
Beijing CNET Online	10,428	7	-	10,435
Inter-co., elimination	-	-	(596)	(596)
Total revenue	40,423	1,164	-	41,587

For the year ended December 31, 2010:
Name of subsidiary or VIE	Cost of sales	Gross Margin
	($’000)	($’000)
Rise King WFOE	681	13,793
Business Opportunity Online	8,395	8,879
Beijing CNET Online	9,890	545
Inter-co., elimination	-	(596)
Shenzhen Mingshan	4	(4)
Total	18,970	22,617

For the year ended December 31, 2010:
Name of subsidiary or VIE	Net Income
($’000)
Rise King WFOE	12,149
Business Opportunity Online	3,923
Beijing CNET Online	24
Shenzhen Mingshan	(436)
ChinaNet Online Holdings, Inc.	(1,146)
Changes in fair value of warrant	1,861
Total net income before allocation to the noncontrolling interest	16,375

For the year ended December 31, 2009:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter-company	Total
	($’000)	($’000)	($’000)	($’000)
Rise King WFOE	-	-	966	966
Business Opportunity Online	17,481	1,390	-	18,871
Beijing CNET Online	17,873	980	742	19,595
Inter-co., elimination	-	-	(1,708)	(1,708)
Total revenue	35,354	2,370	-	37,724

For the year ended December 31, 2009:
Name of subsidiary or VIE	Cost of sales	Gross Margin
	($’000)	($’000)
Rise King WFOE	35	931
Business Opportunity Online	5,452	13,419
Beijing CNET Online	16,444	3,151
Inter-co., elimination	(698)	(1,010)
Total	21,233	16,491

For the year ended December 31, 2009:
Name of subsidiary or VIE	Net Income
($’000)
Rise King WFOE	11
Business Opportunity Online	6,858
Beijing CNET Online	2,148
ChinaNet Online Holdings, Inc.	(573)
Changes in fair value of warrant	(4,425)
Total net income before allocation to the noncontrolling interest	4,019

•	Revenues generated from internet advertising and the related technical services were an aggregate. Internet advertising revenues for the year ended December 31, 2010 were approximately US$14.4 million as compared to US$17.7 million for the same period in 2009, representing a decrease of 18.6%. The decrease in internet advertising revenue was mainly due to a decrease in the overall average spending of our internet advertising customers in 2010 as compared to 2009, which decrease was related to increased efficiencies in placement of advertisements created by the value-added technical services provided to the customers.

•	Revenues generated from technical services offered by Rise King WFOE were US$13.9 million for the year ended December 31, 2010, as compared to US$nil for the same period in 2009. This increase was due to the fact that such services were only first presented to our customers in December 2009.

•	We had a 33% decrease in TV advertising revenue to US$12.5 million for the year ended December 31, 2010 from US$18.6 million for the same period in 2009. We generated this US$12.5 million of TV advertising revenue by selling approximately 14,420 minutes of advertising time that we purchased from about seven provincial TV stations as compared with approximately 23,210 minutes of advertising time that we sold in the same period of 2009. The decrease in revenue we generated from the TV advertisement segment for the year ended December 31, 2010 as compared to the same period of last year were mainly due to the following reasons: (1) decrease of approximately 8,800 total minutes of TV advertising time sold in the year of 2010 as compared to that of year 2009; (2) increases in demand for TV advertising are relatively limited due to higher demand for internet advertising, which can be more cost effective; (3) increase in TV minute cost which hardly passed to our customers and resulted in lower demand from our customers for this service; and (4) the timing of the Chinese Spring Festival, which is an important factor that affects the TV advertisement segment performance in the first quarter each year. The TV advertisement business for franchisers in general begins after the Chinese Spring Festival of each year. In 2010, the Chinese Spring Festival ended later than previous years, in the middle of the first quarter of 2010. As a result, the demand for our TV advertising services was affected for both January and February of 2010. In response to this decreased demand, we had to decrease our selling price which in turn led to negative gross margins in the first quarter of 2010. During the year 2010, we reduced the business scope of the TV division; which was integrated into the advertising and marketing platform and provided to the existing Internet client base as one of the additional communication channels. The TV division is unlikely to expand internally in terms of its operational size and manpower, but it will continue to grow through external outsourcing and potential partnerships and/or joint ventures to secure the availability of TV minutes when needed.

•	Our resale of internet advertising resources is our resale of a portion of the internet resources that we purchase from Baidu in bulk to our existing internet advertising clients, in order to promote their businesses through sponsored searches, search engine traffic generation techniques and so forth. We achieved approximately US$0.1 million revenue in this business segment for the year ended December 31, 2010 as compared to approximately US$1.1 million for the same period in 2009. We do not consider this segment to be a core business nor revenue source, because it does not promote the www.28.com brand and the revenue generated by this segment is subjected to price fluctuation caused by the bidding system adopted by different search engines. In the fiscal year of 2010, as we intended to promote our direct service website of www.28.com , which has a much higher gross profit, the revenue from this segment decreased as compared to last year. We will continue to monitor our clients’ demands from this segment and negotiate the agency terms (i.e. discount rate, credit terms, etc) with major recourse providers, including Baidu, and adjust our strategy accordingly.

•	For the year ended December 31, 2010, we achieved approximately US$0.53 million of revenue from bank kiosk business segment as compared to approximately US$0.15 million for the same period in 2009. Since the bank kiosk advertising business is still in the development stage, it was not a significant contribution to revenue for the year ended December 31, 2010. In May 2010, we signed an exclusive agreement with Shanghai Rural Commercial Bank ( “ SRCB “) to deploy our online banking and display advertising kiosks in all 300 existing and all future SRCB branches. We also expanded the number of kiosks in fiscal year 2010, we have placed orders to purchase and install an additional 408 kiosks. As of December 31, 2010, and we have finished the installation of an additional 325 kiosks, including 175 kiosks in China Construction Bank Henan province and 150 kiosks in SRCB. Management believes that the increase in the number of the kiosks that have been and will be installed will enhance the related advertising coverage though bank kiosks and will help us to yield more clients in the future.

•	Internet information management is a new business segment that we launched in August 2009, which offers our clients an artificial intelligence software product based on our proprietary search engine optimization technology. The main objective of the product is to assist our clients to gain an early warning of potential negative exposure on the internet so that, when necessary, they can formulate an appropriate response. We charge a monthly fee to clients using this service. For the year ended December 31, 2010, we generated US$ 0.21 million revenue from this business segment as compared to US$0.12 million revenue generated for the same period of 2009. We plan to expand our efforts to offer this service to more of our existing clients as well as a part of our sales package to branded clients in the future.

Cost of revenues

Our cost of revenues consist of costs directly related to the offering of our advertising services and technical services.  The following table sets forth our cost of revenues, divided into six segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	For the years ended December 31,
	2010			2009
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$14,381	$6,169	57%	17,722	4,456	75%
Technical service	13,878	613	95%	-	-	-
TV advertisement	12,493	11,974	4%	18,600	15,637	16%
Internet Ad. resources resell	94	85	10%	1,134	1,085	4%
Bank kiosk	531	45	92%	152	13	91%
Internet information management	210	12	94%	116	7	94%
Others	-	72	N/A	-	35	N/A
Total	$41,587	$18,970	54%	$37,724	$21,233	44%

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

•	Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for approximately 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, such as: Baidu, Google and Tecent (QQ). Our purchasing of these internet resources in large volumes for ultimate use by our customers allowed us to negotiate discounts with our suppliers. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portal, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal website. For the years ended 2010 and 2009, our total cost of sales for internet advertising was US$6.2 million and US$4.5 million, respectively. The increase in our cost of sales for internet advertising revenue was due to an increased volume of internet resources that we had to purchase in order to meet increased demand, as well as an increase in the purchase price of such resources in 2010.

•	Beginning in December 2009, our WFOE began providing a number of value added technical services to our internet advertisement customers. The direct cost of sales for the WFOE’s technical services revenue recognized by our WFOE was primarily the PRC business tax expenses, which represented approximately 5% of the total technical service revenue recognized by Rise King WFOE.

•	TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from about seven different provincial TV stations and resell it to our TV advertisement clients. Our TV advertisement time cost was US$12.0 million and US$15.6 million for the year ended December 31, 2010 and 2009, respectively. Our gross profit margin for this segment decreased to 4% for the year ended December 31, 2010 as compared to 16% for the same period of 2009. This decrease was mainly due to the following reasons: (1) the increase of our selling price is relatively lower than the increase of the purchase cost per minute charged by the TV stations for the fiscal year of 2010 as the customers can hardly afford the increasing; (2) as discussed above, due to the Chinese Spring Festival celebrated in the middle of the first quarter of 2010, we had to decrease our selling price further to eliminate the idle TV time purchased from the TV stations, which led to a negative gross profit margin of 2% for this segment in the first quarter of 2010. This situation improved in the following quarters of 2010, in which we achieved an average gross profit margin of approximately 9%. However, due to the increasing cost of the TV time, which led to a decrease in demand as compared to that of 2009, the total revenue for the following quarters of 2010 decreased by approximately 48% as compared with last year; therefore, the overall gross margin of this segment decreased significantly to 4%. During 2010, we reduced the business scope of the TV division. This division has been integrated into our advertising and marketing platform and provided to the existing Internet client base as one of the additional communication channels. It is unlikely to expand internally but will continue to grow through potential partnership externally.

•	Our resale of internet advertising resources consists of purchasing all of the ad-related products from Baidu in large volumes with a more favorable discount rate. We make purchases of these internet resources to enhance the value-added services offered to our internet advertising clients. Besides placing advertisements on www.28.com, some of our advertising clients also seek to use other direct channels for their promotions. Certain of these clients purchase internet resources from us because, through us, they have access to lower rates as compared to the current market price for such internet resources. The gross profit ratio for this business is not considered to be stable, because it is subjected to rates fluctuation triggered by the bidding system adopted by different search engines. For the year ended December 31, 2010, we limited the supply of this segment, because we intend to promote the direct advertisement services to our customers through our own portal website, www.28.com .

Gross Profit

As a result of the foregoing, our gross profit was US$22.6 million for the year ended December 31, 2010 compared to US$16.5 million for the same period in 2009.  Along with the increase of the proportion of the high margin internet advertisement revenue and the revenues generated from the technical services that our WFOE began providing in December 2009,, our overall gross margin increased to 54% for the year ended December 31, 2010 as compared with 44% for the same period in 2009.

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

•	Selling expenses: Selling expenses decreased to US$3.4 million for the year ended December 31, 2010 from US$4.2 million for the same period of 2009. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of www.28.com , other advertising and promotional expenses, staff salaries staff benefits, performance bonuses, website server hosting and broadband leasing expenses, and travel and communication expenses. For the year ended December 31, 2010, the decrease in our selling expenses was mainly due to the decrease in our brand development advertising expenses on TV to approximately US$2.0 million as compared to approximately US$3.1 million for the same period in 2009. We do not expect that the decrease of brand building expenses on TV will have a significant adverse impact on our future revenue growth, because, through the investment we had made in brand building of www.28.com in the last two years, our website has been gradually recognized as one of the most popular internet portal that provides internet advertising and marketing services and other value-added services for SMEs, particularly for small and medium sized franchises, in China. With the increasing cost of TV advertisements, we have changed our strategy of brand building activities to focus more on government supported programs to increase employment in order to bring our brand building potential and reputation to the next level. For the year ended December 31, 2010, we incurred approximately US$0.44 million brand building expenses in relation to the co-funding of “Entrepreneurship Fund for Chinese College Students” in China, which is recognized by the six major central ministries, including, China Federation of Industry and Commerce, Ministry of Education, Central Committee of the Communist Young League, United Front Work Department of CPC Central Committee, Ministry of Human Resources and Social Security, and Ministry of Civil Affairs. Management believes that these activities will help to yield additional branded clients who will utilize our portal to promote their chain stores (or franchises), related products and services, or business opportunities over the internet and our other advertising channels . Without regard to the decrease of the brand development advertising expenses, the increase of the selling expenses for the year ended December 31, 2010 as compared to last year was mainly due to the increase of the staff salary and benefits expenses, which was approximately of US$0.3 million.

•	General and administrative expenses: General and administrative expenses increased to US$3.5 million for the year ended December 31, 2010 as compared to US$2.4 million for the same period in 2009. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. The increase in our general and administrative expenses was mainly due to the following reasons: (1) the increase in professional services charges related to being a US public company, including but not limited to legal, accounting, internal control enhancement etc, for approximately of US$0.57 million; (2) the increase of the start-up expenditures of our newly established subsidiary by one of our VIEs, Shenzhen Mingshan, for approximately of US$0.27 million; and (3) the increase of staff salary, travelling expenses and other general office supplies in relation to the expansion of our business, for about US$0.26 million.

•	Research and development expenses: Research and development expenses increased to US$0.91 million for the year ended December 31, 2010 from US$0.48 million for the same period of 2009. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase of the research and development expenses for the year ended December 31, 2010 was mainly due to the expansion of our R&D function which resulted in an increase of the salary expenses and other general administrative expense and suppliers. We expect that our research and development expenses will increase in future periods as we continue to expand, optimize and enhance the technology of our portal website, upgrade our advertising and internet management software and develop other related cloud-based management tools. In the next three to five years, we expect research and development expenses to be within the range of four percent to six percent of our total revenues.

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

Loss attributable to noncontrolling interest: Our newly established consolidated majority-owned subsidiary of one of our VIEs, Shenzhen Mingshan was still in the start-up period as of December 31, 2010. The net loss incurred for the year ended December 31, 2010 of Shenzhen Mingshan was allocated between the shareholders of Shenzhen Mingshan based on ownership percentage in the entity.  Based on the ownership percentages of Shenzhen Mingshan, we allocated approximately US$0.21 million of losses to the noncontrolling interest shareholders of Shenzhen Mingshan for the year ended December 31, 2010.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2010, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$3.2 million.

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

The ability of our PRC subsidiaries to make dividends and other payments to us may also be restricted by changes in applicable foreign exchange and other laws and regulations.

Foreign currency exchange regulation in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like Rise King WFOE that need foreign exchange for the distribution of profits to its shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

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

As of December 31, 2010, there were approximately US$26 million retained earnings in the aggregate, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from the $1.6 million statutory reserve funds, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$3.2 million restricted net assets discussed above.

C.	Off-Balance Sheet Arrangements

None

D.	Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of December 31, 2010:

	Office Rental	Server hosting and board- band lease	Purchase of TV advertisement time	Purchase of internet advertisement resources	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)
Year ended December 31,
-2011	270	58	2,540	168	3,036
-Thereafter	-	-	-	-	-
Total	270	58	2,540	168	3,036

Recent Developments

a)	On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, Shanghai Zi Rui Investment Co., Ltd., (“Shanghai Zirui”) a company not affiliated with us, invested RMB15,000,000 (approximately US$2,269,000) cash into one of our VIE’s majority-owned subsidiary, Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital then increased from RMB10,000,000 and RMB5,000,000 to RMB25,000,000 and RMB20,000,000, respectively. Therefore, From January 6, 2011, Shanghai Zirui became the majority shareholder of Shenzhen Mingshan. Our share of the equity interest in ShenZhen Minshan then decreased from 51% to 20.4% and ceased to have a controlling financial interest in ShenZhen Mingshan but still retained an investment in and significant influence over Shenzhen Mingshan.

b)	We, through one of our VIEs, Beijing CNET Online entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quznhou Zhi Yuan”) and Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, respectively. We agreed to pay cash consideration of RMB 9,500,000 (approximately US$1,437,000) and RMB 7,500,000 (approximately US$1,134,000) in exchange for a 100% of equity interest of QuanZhou Zhi Yuan and a 51% of the equity interest of Quanzhou Tian Xi Shun He, respectively. As agreed by all parties, the completion dates of these acquisition transactions and the transfer of the control of the acquirees were the dates that the equity interest transfers were approved and registered with the relevant PRC government authorities. Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province which provide comprehensive branding and marketing services to over 50 small to medium sized companies focused mainly in the sportswear and clothing industry. On January 4, 2011 and February 23, 2011, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were approved and registered with the relevant PRC government authorities of Quanzhou City, Fujian Provision, respectively. We determine the acquisition dates of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as of January 4, 2011 and February 23, 2011, respectively. These were the dates both counter-parties of these transactions have completed their obligations and received the corresponding benefits as outlined in the acquisition agreements and also the dates the control of the acquires were officially and legally transferred to us in fact.

c)	On January 28, 2011, one of our VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”). The registered capital and paid in capital of Business Opportunity Online Hubei is RMB2,000,000 (approximately US$302,490). Business Opportunity Online Hubei is mainly engaged in internet advertisement design, production and promulgation.

d)	On March 1, 2011, one of our VIEs, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The register capital of Beijing Chuang Fu Tian Xia is RMB1,000,000. Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,000) and RMB490,000 (approximately US$74,000) cash in Beijing Chuang Fu Tian Xia, respectively, and hence owned 51% and 49% of the equity interests of Beijing Chuang Fu Tian Xi, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www. Liansuo.com and www.chuanye.com to register under the established subsidiary. This subsidiary will be operating the websites associated the mentioned domain name.

e)	On April 28, 2009, each of Messrs. Handong Cheng, and Xuanfu Liu and Ms. Li Sun entered into Share Transfer Agreements (slow-walk agreement) with Mr. Yang Li, the sole shareholder of Rise King BVI, which beneficially owns an aggregate of 7,434,940 shares of our common stock, representing approximately 42.9% of the total issued and outstanding shares of our common stock (based on 17,328,236 shares of common stock issued and outstanding as of March 30, 2011), (the “Share Transfer Agreements”). Pursuant to the terms of the Share Transfer Agreements, Mr. Li granted to each of Messrs. Cheng, Liu and Ms. Sun, acting as a nominee for Mr. Zhige Zhang, an option to purchase 46%, 36% and 18% of the outstanding stock of Rise King BVI, respectively. On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, Ms. Sun transferred her right to acquire 18% of the shares of Rise King BVI under the Share Transfer Agreement to Mr. Zhige Zhang, the chief financial officer of our company. On March 30, 2011, each of Messrs. Cheng, Liu and Zhang (the “PRC Persons”) exercised their right to purchase the outstanding stock of Rise King BVI. On the same date, the Entrustment Agreement originally entered into among Rise King BVI, Messrs. Cheng, Liu and Ms. Li was terminated. As a result of these transactions, the ownership of Rise King was transferred from Mr. Li to Messrs. Cheng, Liu and Zhang. Rise King BVI has sole voting and dispositive power over the Subject Shares. Messrs. Cheng, Liu and Zhang, may be deemed to share voting power over the shares as a result of their collective ownership of all of the outstanding stock of Rise King BVI.

ITEM 7B.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 8	Financial Statements and Supplementary Data

Consolidated Financial Statements

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

PART III.

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

ITEM 10	Directors, Executive Officers and Corporate Governance

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

ITEM 11	Executive Compensation

The information set forth in the Proxy Statement under the captions Election of Directors—Executive Compensation is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement under the caption Election of Directors—Nominees of the Board of Directors identifying the directors and in the last paragraph under that caption, and the information under the caption Election of Directors—Certain Relationships and Related Transactions, is incorporated herein by reference.

ITEM 14	Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the captions Ratification of the Appointment of Independent Accountants—Services and Fees of Independent Accountants and Ratification of the Appointment of Independent Accountants—Pre-Approval of Services is incorporated herein by reference.

PART IV.

ITEM 15	Exhibits and Financial Statement Schedules

a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statement’s Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

2.1	Share Exchange Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc., G. Edward Hancock, China Net Online Media Group Limited, and the shareholders of China Net Online Media Group Limited.(1)

2.2	Escrow Agreement, dated as of June 8, 2009, by and between Emazing Interactive, Inc., China Net Online Media Group Limited, Edward Hancock and Leser, Hunter, Taubman & Taubman. (1)

2.3	Agreement and Plan of Merger (2)

3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)

3.2	Articles of Merger. (2)

3.3	Certificate of Designation. (3)

3.4	By-laws. (4)

4.1	Registration Rights Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc. and certain stockholders listed therein. (1)

4.2	Form of Series A-1 Warrant. (3)

4.3	Form of Series A-2 Warrant. (3)

4.4	Registration Rights Agreement, dated as of August 21, 2009. (3)

4.5*	2009 Omnibus Securities and Incentive Plan

10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)

10.2	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.3	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.4	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.(1)

10.5	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.6	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.7	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.8	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.9	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.10	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.11	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.12	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.13	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.14	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.15	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.16	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.17	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.18	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.19	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.20	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.21	Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited and Handong Cheng, Xuanfu Liu and Li Sun. (1)

10.22	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Handong Cheng (1)

10.23	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Xuanfu Liu (1)

10.24	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Li Sun (1)

10.25	Internet Banking Experiencing All-in-One Engine Strategic Cooperation Agreement, dated August 7, 2008, by and between Henan Branch of China Construction Bank and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)

10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)

10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)

10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)

10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)

10.33	Form of Lock-up Agreement. (3)

10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)

10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)

10.36*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)

10.37	Warrant Amendment Agreement

10.38	Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.39	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.40	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.41	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.42	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.43	Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. +

10.44	Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. +

14	Code of Ethics (6)

21.1	Subsidiaries of the Registrant (7)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ++

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ++

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ++

+	Filed with Annual Report on Form 10-K for the year ended December 31, 2010

++	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on September 22, 2009.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: February 29, 2012	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 29, 2012	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: February 29, 2012	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: February 29, 2012	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: February 29, 2012	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: February 29, 2012	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

CHINANET ONLINE HOLDINGS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income and Comprehensive Income	F-4 - F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Consolidated Statements of Equity	F-8 - F-9

Notes to the Consolidated Financial Statements	F-10 - F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Bernstein & Pinchuk LLP

March 31, 2011, except for revised disclosures as explained in Note 3(c), which is dated February 29, 2012

New York, New York

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2010	2009
	(US $)	(US $)
Assets
Curent assets:
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

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2010	2009
	(US $)	(US $)
Long-term liabilities:
Long-term borrowing from director	132	128
Warrant liabilities	-	9,564
Total Liabilities	6,285	14,631

Commitments and contingencies

Equity:
Series A convertible preferred stock (US$0.001 par value; authorized 8,000,000 shares; issued and outstanding 2,877,600 and 4,121,600 shares at December 31, 2010 and 2009, respectively; aggregate liquidation preference amount: $7,449 and $10,677, including accrued but unpaid dividends of $255 and $373, at December 31, 2010 and 2009, respectively	3	4
Common stock (US$0.001 par value; Authorized 50,000,000 shares; issued and outstanding 17,102,320 shares and 15,828,320 shares at December 31, 2010 and 2009 respectively)	17	16
Additional paid-in capital	18,614	10,574
Statutory reserves	1,587	372
Retained earnings	14,630	50
Accumulated other comprehensive income	930	117
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	35,781	11,133

Noncontrolling interest	(70)	-
Total equity	35,711	11,133

Total Liabilities and Equity	41,996	25,764

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2010	2009
	(US $)	(US $)

Sales
From unrelated parties	$40,423	$35,354
From related parties	1,164	2,370
	41,587	37,724
Cost of sales	18,970	21,233
Gross margin	22,617	16,491

Operating expenses
Selling expenses	3,403	4,198
General and administrative expenses	3,460	2,404
Research and development expenses	907	480
	7,770	7,082

Income from operations	14,847	9,409

Other income (expenses)
Changes in fair value of warrants	1,861	(4,425
Interest income	13	14
Other income/(expenses)	6	(99)
	1,880	(4,510)

Income before income tax expense and noncontrolling interest	16,727	4,899
Income tax expense	352	880
Net income	16,375	4,019
Net loss attributable to noncontrolling interest	214	-
Net income attributable to ChinaNet Online Holdings, Inc.	16,589	4,019

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

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2010	2009
	(US $)	(US $)

Cash flows from operating activities
Net income	$16,375	$4,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	465	207
Other	-	8
Share-based compensation expenses	337	360
Changes in fair value of warrants	(1,861)	4,425
Allowances for doubtful debts	-	71
Changes in operating assets and liabilities
Accounts receivable	(1,013)	(2,262)
Other receivables	(4,961)	(2,634)
Prepayment and deposit to suppliers	905	(29)
Due from related parties	315	(382)
Due from/to Control Group	(1,073)	235
Other current assets	1	14
Accounts payable	(123)	253
Advances from customers	1,146	303
Accrued payroll and other accruals	271	124
Due to director	559	-
Due to related parties	112	(322)
Other payables	(17)	-
Taxes payable	144	227
Net cash provided by operating activities	11,582	4,617

Cash flows from investing activities
Purchases of vehicles and office equipment	(977)	(890)
Purchase of intangible assets	(60)	-
Purchases of other long-term assets	(24)	(40)
Net cash contributed from acquisition of a VIE	148)	-
Advance to investee company	(5,901)	-
Payments for ownership interests in investee company	(1,084)	-
Deposit for acquisitions	(1,475)	-
Net cash used in investing activities	(9,373)	(930)

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

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Total stockholders’ equity
	Series A convertible							Accumulated
	preferred stock		Common Stock		Additional			other	Non-
	Number		Number		paid-in	Statutory	Retained	comprehensive	Controlling	Total
	of shares	Amount	of shares	Amount	capital	reserves	earnings	income	Interests	Equity
	(US $)		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2009	–	–	13,790,800	14	599	304	2,370	103	–	3,390

Effect of reverse acquisition	–	–	1,383,500	1	(301	–	–	–	–	(300)

Issuance of Series A convertible preferred shares	4,121,600	4	–	–	5,894	–	–	–	–	5,898

Recognition of beneficial conversion feature upon issuance of Series A convertible preferred shares as deemed dividend	–	–	–	–	5,898	–	(5,898)	–	–	–

Deduction of issuing cost	–	–	–	–	(1,142)	–	–	–	–	(1,142)

Deduction of grant date fair value of placement agent warrants as issuing cost	–	–	–	–	(733)	–	–	–	–	(733)

Series A convertible preferred stock dividend	–	–	–	–	–	–	(373	–		(373)

Shares issued for services	–	–	600,000	1	149	–	–	–	–	150

Share based compensation related to service	–	–	–	–	79	–	–	–	–	79

Issuance of restricted shares	–	–	54,020	–	131	–	–	–	–	131

Net income for the year	–	–	–	–	–	–	4,019	–	–	4,019

Appropriation of statutory reserves	–	–	–	–	–	68	(68)	–	–	–

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In thousands, except for number of shares)

	Total stockholders’ equity
	Series A convertible							Accumulated
	preferred stock		Common Stock		Additional			other	Non-
	Number		Number		paid-in	Statutory	Retained	comprehensive	Controlling	Total
	of shares	Amount	of shares	Amount	capital	reserves	earnings	income	Interests	Equity
	(US $)		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Foreign currency translation adjustment	-	-	-	-	-	-	-	14	-	14

Balance, December 31, 2009	4,121,600	4	15,828,320	16	10,574	372	50	117	-	11,133

Reclassification of warrant liabilities	-	-	-	-	7,703	-	-	-	-	7,703

Share based compensation related to services	-	-	-	-	156	-	-	-	-	156

Restricted shares issued for services	-	-	30,000	-	111	-	-	-	-	111

Restricted shares granted for services	-	-	-	-	70	-	-	-	-	70

Preferred stock converted into common stock	(1,244,000)	(1)	1,244,000	1	-	-	-	-	-	-

Preferred stock dividend	-	-	-	-	-	-	(794)	-	-	(794)

Noncontrolling equity interests in a VIE’s subsidiary	-	-	-	-	-	-	-	-	144	144

Net income for the year	-	-	-	-	-	-	16,589	-	(214)	16,375

Appropriation of statutory reserves	-	-	-	-	-	1,215	(1,215)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	813	-	813

Balance, December 31, 2010	2,877,600	3	17,102,320	17	18,614	1,587	14,630	930	(70)	35,711

See notes to the consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in advertisement business. In October 2008, a series of contractual arrangements (the “Contractual Agreements” or “VIE Agreements”) were entered between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities.  In return, Rise King WFOE provides consulting services to the PRC Operating Entities.  In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged to Rise King WFOE all of their equity interests in the PRC Operating Entities.  They have also entered into an option agreement with Rise King WFOE which provides that at such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities directly (See Note 2 for significant terms of these Contractual Arrangements).

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the time of the above Contractual Agreements were signed, the controlling shareholder of China Net BVI is Rise King BVI, who holds 55% of the Company’s common stock. The sole registered shareholder of Rise King BVI, Mr. Yang Li, who owns 10,000 common stock of Rising King BVI, entered into slow-walk agreements with the Control Group individuals respectively, pursuant to which, upon the satisfaction of certain conditions, the Control Group individuals have the option to purchase up the 10,000 shares of Rise King BVI, (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun) owned by Mr. Yang Li, at a purchase price of US$ 1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group will have the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiary and VIEs (“ the Group”) will generate at least RMB 100,000,000 of the gross revenue for twelve months commencing from January 1, 2009 to December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group will generate at least RMB 60,000,000 of the gross revenue for six months commencing from January 1, 2010 to June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing from July 1, 2010 to December 31, 2010 (the “Performance Period III”).  In the event that the Group does not achieve the performance targets specified above, then the Control Group individuals may exercise the Option at the Alternative Exercise Price (which is US$ 2 per share), on the date that the Acquisition has been completed or abandoned.  Each Control Group individual may purchase one-third of the total number of shares that he or she is eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above. If the Control Group individuals purchase all shares eligible for purchase under the slow-walk agreement, the Control Group will become the China Net BVI’s controlling shareholders.

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

Pursuant to the above Contractual Agreements, all of the equity owners’ rights and obligations of the VIEs were assigned to Rise King WFOE, which resulting in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, and Rise King WFOE’s ability to extract the profits from the operation of the VIEs, and assume the residual benefits of the VIEs. Because Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, the Company included the assets, liabilities, revenues and expenses of the VIEs in its consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, subtopic 10.

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

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business, pursuant to which the Company, through its wholly owned subsidiary, Rising King WFOE obtained all of the equity owners’ rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.

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

As of December 31, 2010, the Company operates its business in China primarily through Rise King WFOE, Business Opportunity Online, Beijing CNET Online, Shanghai Borongdingsi, ShenZhen Mingshan and Shanghai Jing Yang. From time to time, we refer to them collectively as the “PRC Operating Subsidiary and VIEs.”

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 8, 2010, the Company, through one of its VIEs, Shanghai Jing Yang acquired a 49% interests of a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for a cash consideration of RMB 7,350,000 (approximately US$1,112,000), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000. Beijing Yang Guang has not commenced its operations as of December 8, 2010 and the carrying amount of the net assets of Beijing Yang Guang which were mainly consist of cash and cash equivalents and other receivables approximate fair values due to their short maturities. Therefore, the cash consideration paid was accounted for as ownership interests in an investee company in accordance to ASC Topic 323 “Equity Method and Joint Ventures”.  The investment in Beijing Yang Guang will provide the Company the synergy to leverage lower TV time resources and hence improve the performance of the TV advertisement business segment for fiscal year 2011 and increase revenue from the Company’s customers as a result of an additional value–added advertising and marketing channels to subscribe on the top of Internet.

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIE”).

As described in Note 1, On October 8, 2008, a series of contractual arrangements (the “VIE Agreements”) were entered between Rise King WFOE and Business Opportunity Online, Beijing CNET Online (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). Resulting from these VIE Agreements signed between Rise King WFOE and the PRC Operating Entities, the Company includes the assets, liabilities, revenues and expenses of these PRC Operating Entities and its subsidiaries in its consolidated financial statements.

The significant terms of the VIE Agreements are summarized below:

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Entities, Rise King WFOE has the exclusive right to provide to the PRC Operating Entities complete technical support, business support and related consulting services during the term of these agreements, which includes but is not limited to technical services, business consultations, equipment or property leasing, marketing consultancy system integration, product research and development, and system maintenance. In exchange for such services, each PRC Operating Entities has agreed to pay a service fee to Rise King WFOE equal to 100% of the net income of each PRC Operating Entities. Adjustments may be made upon approval by Rise King WFOE based on services rendered by Rise King WFOE and operational needs of the PRC Operating Entities. The payment shall be made on a monthly basis, if at year end, after an audit of the financial statements of any PRC Operating Entities, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC Operating Entity shall pay such shortfall to Rise King WFOE. Each agreement has a ten-year term. The term of these agreements may be extended if confirmed in writing by Rise King WFOE prior to the expiration of the term. The extended term shall be determined by Rise King WFOE, and the PRC Operating Entities shall accept such extended term unconditionally.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Pledge Agreements: Under the Equity Pledge Agreements entered into by and among Rise King WFOE, the PRC Operating Entities and each of the PRC Shareholders, the PRC Shareholders pledged all of their equity interests in the PRC Operating Entities to guarantee the PRC Operating Entities’ performance of its obligations under the Exclusive Business Cooperation Agreements. If the PRC Operating Entities or any of the PRC Shareholders breaches its/his/her respective contractual obligations under these agreements, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Rise King WFOE, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders of the PRC Operating Entities agreed not to dispose of the pledged equity interests or take any actions that would prejudice Rise King WFOE’s interest, and to notify Rise King WFOE of any events or upon receipt of any notices which may affect Rise King WFOE’s interest in the pledge. Each of the equity pledge agreements will be valid until all the payments related to the services provided by Rise King WFOE to the PRC Operating Entities due under the Exclusive Business Cooperation Agreements have been fulfilled. Therefore, the equity pledge agreements shall only be terminated when the payments related to the ten-year Exclusive Business Cooperation Agreement are paid in full and the WFOE does not intend to extend the term of the Exclusive Business Cooperation Agreement.

Irrevocable Powers of Attorney: The PRC Shareholders have each executed an irrevocable power of attorney to appoint Rise King WFOE as their exclusive attorneys-in-fact to vote on their behalf on all PRC Operating Entities matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Entities.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the VIE Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business, pursuant to which the Company, through its wholly owned subsidiary, Rising King WFOE obtained all of the equity owners’ rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang. Therefore, the Company also includes the assets, liabilities, revenues and expenses of Shanghai Jing Yang in its consolidated financial statements.

As a result of these VIE Agreements, the Company through its wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes but is not limited to the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, OA technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, the Company will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our PRC Operating Entities and their shareholders.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. Apart from the above risks, there are no significant judgments or assumptions regarding enforceability of the contracts.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of December 31, 2010 and 2009, respectively:

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)
Assets
Current assets:
Cash and cash equivalents	$6,535	$4,898
Accounts receivable, net	1,487	3,173
Other receivables	7,803	2,487
Prepayment and deposit to suppliers	3,322	4,092
Due from related parties	156	492
Deposit for acquisitions	1,512	-
Inventories	2	2
Total current assets	20,817	15,144

Investment in and advance to unconsolidated investee	7,162	-
Property and equipment, net	1,445	1,116
Other long-term assets, net	-	20
Total Assets	$29,424	$16,280

Liabilities
Current liabilities:
Accounts payable	$174	$290
Advances from customers	783	914
Other payables	10	27
Accrued payroll and other accruals	162	145
Due to related parties	155	24
Due to Control Group	91	1,059
Taxes payable	1,753	1,967
Total current liabilities	3,128	4,426

Total Liabilities	$3,128	$4,426

Only the assets of the VIEs can be used to settle the obligations of the VIEs. Conversely, liabilities recognized by the consolidated VIEs do not represent additional claims on the Company’s assets.

For the year ended December 31, 2010, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$27,709,000, cost of sales of approximately US$18,288,000, operating expenses of approximately US$4,971,000 and net income before allocation to non-controlling interests of approximately US$4,107,000.

For the year ended December 31, 2009, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$37,724,000, cost of sales of approximately US$21,198,000, operating expenses of approximately US$5,591,000 and net income of approximately US$9,972,000.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of significant accounting policies

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

c)	Revised discloures

Subsequent to the original issuance date, March 31, 2011, the following revised disclosures have been made:

Note 1 - Organization and nature of operations, and Note 2 - Variable Interest Entities, to provide additional disclosure with respect to the terms of the Company’s VIE agreements and related disclosures.

Note 17 - Taxation, to enhance the disclosure on the tax holiday and to include a table for the calculation of deferred income tax assets.

Note 22 - Restricted net assets, to expand the disclosure to explain in more detail the nature of the restrictions.

Note 23 - Related party transactions, to correct clerical errors.

Note 30 – Subsequent events, to add the disclosure for a certain subsequent event.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

i)	Investment in unconsolidated investee

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

j )	Property and equipment, net

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

k)	Intangible assets, net

Purchased software is initially recorded at costs and amortized on a straight-line basis over the estimated useful economic life of 3 years.

l)	Impairment of long-lived assets

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

m )	Fair Value

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount as of
	Level 1	Level 2	Level 3	December 31, 2009
Financial instruments	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)

Warrant liabilities	-	9,564	-	9,564

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

n )	Revenue recognition

The Company’s revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales include revenues from reselling of advertising time purchased from TV stations, internet advertising and providing related value added technical services, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Value added technical services are provided based on two types of contracts: (i) fixed price and (ii) fixed price with minimum performance threshold. For contracts with fixed price terms, revenue is recognized on a pro-rata basis over the engaged service period. For fixed price contracts with minimum performance threshold, revenue is recognized when the specified performance criteria is met. Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

o )	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

p )	Advertising costs

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

q )	Research and development expenses

Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2010 and 2009 were approximately US$907,000 and US$ 480,000, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

r)	Income taxes

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

s)	Uncertain tax positions

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

t )	Share-based Compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

u )	Noncontrolling interest

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

v )	Comprehensive income

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

w )	Earnings / (loss) per share

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

x )	Commitments and contingencies

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

y )	Recent accounting pronouncements

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of the provisions in this ASU did not have an impact on the Company’s consolidated financial position and results of operations.

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

4.	Cash and cash equivalents

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Cash	39	616
Bank deposit	15,551	13,301
	15,590	13,917

5.	Accounts receivable

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Accounts receivable	4,319	3,244
Allowance for doubtful debts	-	(71)
Accounts receivable, net	4,319	3,173

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	Other receivables

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Short-term loan for marketing campaign	3,781	-
Short-term loans to third parties	3,781	-
Advance deposits for TV advertisement bidding	-	2,261
Staff advances for normal business purpose	249	375
	7,811	2,636

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

Management believes no allowance for doubtful accounts is required for these other receivables for the year ended December 31, 2010 and 2009.

7.	Prepayments and deposit to suppliers

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Contract execution guarantees to TV advertisement and internet resources providers	2,778	3,086
Prepayments to TV advertisement and internet resources providers	413	991
Prepayment to online game operating service provider	91	-
Other deposits and prepayments	43	34
	3,325	4,111

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	Due from related parties

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Beijing Hongfujiali Information Technology Co., Ltd.	-	439
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	-	53
Beijing Telijie Century Environmental Technology Co., Ltd.	39	-
Soyilianmei Advertising Co., Ltd.	146	-
	185	492

These related parties are directly or indirectly owned by the Control Group or the management of the Company. Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun, the owners of the Company’s VIEs, Business Opportunities Online, and Beijing CNET Online before the Offshore Restructuring, Amount due from Beijing Hongfujiali Information Technology Co., Ltd. which amounted to approximately US$439,000 was an advance deposit for participating in year 2010 advertising resources bidding which has been collected in January 2010.

Amount due from Soyilianmei Advertising Co., Ltd. as of December 31, 2010, which amounted to approximately US$146,000 was related to the internet advertising resources purchased by the Company on behalf this related party.

The rest of the related party balances were outstanding receivables for advertising services the Company provided to these related parties.

9.	Deposit for acquisitions

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Quanzhou City Zhi Yuan Advertisement Co., Ltd.	983	-
Quanzhou City Tian Xi Shun He Advertisement Co., Ltd.	529	-
	1,512	-

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

10.	Investment in and advance to unconsolidated investee

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Investment to unconsolidated investee	1,112	-
Advance to unconsolidated investee	6,050	-
	7,162	-

On December 8, 2010, one of the Company’s VIEs, Shanghai Jing Yang acquired a 49% interest of a newly established company, Beijing Yang Guang Media Investment Co., Ltd (“Beijing Yang Guang”) for a cash consideration of RMB7,350,000 (approximately US$1,112,000) and became the noncontrolling interest holder of Beijing Yang Guang (see Note 1). Beijing Yang Guang was established on October 25, 2010. In order to facilitate the daily operation of Beijing Yang Guang and supplement the working capital deficit to conduct the TV advertisement business, the Company agreed to provide RMB60,000,000 (approximately US$9,075,000) of working capital loan in the aggregate to Beijing Yang Guang. As of December 31, 2010, the Company has provided RMB40,000,000 (approximately US$6,050,000) of working capital loan to Beijing Yang Guang.  This working capital loan is interest-free and payment on demand. The term of this capital loan is subject to annual review and renewal at the end of each fiscal year.  The loan will be repaid on demand for the amount requested or on an annual basis if not demanded in one single payment at the end of each fiscal year. The investment (including advance) is accounted for under the equity method of accounting, as the Company is able to exercises significant influence to but does not control the investee company. The Company’s share of the earnings or losses of Beijing Yang Guang will be reflected in the caption “Share of earnings (losses) in equity investee company” in the consolidated statements of income and comprehensive income with a corresponding adjustment to the carrying value of the “Investment in and advance to unconsolidated investee “ in the Company’s consolidated balance sheets. As of December 31, 2010, Beijing Yang Guang has not commenced its operations and the Company’s share of the losses of Beijing Yang Guang for the year ended December 31, 2010 was immaterial.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Property and equipment

Property and equipment consist of the following:

	As of December 31
	2010	2009
	US$(‘000)	US$(‘000)
Vehicles	584	423
Office equipment	1,183	816
Electronic devices	969	438
Total property and equipment	2,736	1,677
Less: accumulated depreciation	726	322
	2,010	1,355

Depreciation expenses in aggregate for the years ended December 31, 2010 and 2009 were approximately US$383,000 and $207,000 respectively.

12.	Intangible assets

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)
Computer software	61	-
Less: accumulated amortization	(10)	-
	51	-

Amortization expenses in aggregate for the year ended December 31, 2010 and 2009 were approximately US$10,000 and US$ nil, respectively.

13.	Accrued payroll and other accruals

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)
Accrued payroll and staff welfare	258	131
Accrued operating expenses	212	60
	470	191

14.	Due to related parties

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)
Shiji Huigu Technology Investment Co., Ltd	91	-
Beijing Saimeiwei Food Equipments Technology Co., Ltd	3	14
Beijing Telijie Century Environmental Technology Co., Ltd.	45	10
Due to legal (nominal) shareholders of Shanghai Jing Yang	152	-
	291	24

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

15.	Due to Control Group

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Due to Control Group	81	1,142

Due to Control Group were amounts paid by Control Group individuals on behalf of the Company which mainly included staff salary, performance bonus, cost of internet resources purchased and other administrative expenses.  For the year ended December 31, 2010, the Company repaid the Control Group approximately US$1,061,000.

16.	Due to director

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Due to director	559	-

Due to director represents the operating expenses paid by director on behalf of the Company.

17.	Taxation

1)	Income tax

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  The Company become a holding company and does not conduct any substantial operations of its own after the Share Exchange. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2010 and 2009, or prior periods.    The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

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

•	Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the exceeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year is fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC. Therefore, for the year ended December 31, 2009 and 2010, the applicable income tax rate for Rise King WFOE was nil%.

•	Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate, which is 15% to 7.5% for the following three years from fiscal year 2008 through fiscal year 2010. However, in March 2007, a new enterprise income tax law (the “New EIT”) of PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%. Business Opportunity Online re-applied its qualification for a High and New Technology Enterprise in 2008 to the related PRC regulatory authorities. With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was approved again by the local tax authorities to be entitled to a favorable statutory tax rate of 15%. Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations, as it was established in December 2004 and qualified as a High and New Technology Enterprises under the previous EIT laws in 2005. Therefore, its income tax was computed using a tax rate of 7.5% for the year ended December 31, 2009 and 2010 due to its unexpired tax holidays. After the expiration of the current tax holiday as of December 31, 2010, the applicable income tax rate of Business Opportunity Online will be 15%, the standard preferential income tax rate for a High and New Technology Enterprise. For the year ended December 31, 2009, Business Opportunity Online accrued and prepaid its income taxes using 25% income tax rate, before it obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law. In June 2010, Business Opportunity Online received the refund from the local tax authorities for approximately US$928,000 for the overpaid income taxes in 2009.

•	The applicable income tax rate for Beijing CNET Online was 25% for the year ended December 31, 2010 and 2009.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	The New EIT also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous enterprise income tax law and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Rise King WFOE is invested by immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

•	For the years ended December 31, 2009 and 2010, all of the tax holidays enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate. Rise King WFOE and Business Opportunity Online were most affected by these tax holidays within the structure of the Company. The tax holidays have expiration periods within three to five years and are subject to change in accordance with the PRC government economic development policies and regulations. These tax holidays are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses tax holidays are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Business tax and relevant surcharges

Revenue of advertisement services are subject to 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to 5.5% business tax.  Business tax charged was included in cost of sales.

3)	Value added tax

As a general value added tax payer, revenue from sales of software of Rise King WFOE is subjected to 17% value added tax.

As of December 31, 2010 and 2009, taxes payable consist of:

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)
Business tax payable	1,147	1,003
Culture industry development surcharge payable	5	27
Value added tax payable	216	8
Enterprise income tax payable	759	886
Individual income tax payable	66	54
	2,193	1,978

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes determined at the US federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Pre-tax income	16,727	4,899
US federal rate	35%	35%

Income tax expense computed at U.S. federal rate	5,854	1,715
Reconciling items:
Rate differential for domestic earnings	(2,028)	(1,912)
Tax holiday effects	(3,358)	(692)
Non-deductible expenses and non-taxable income	(116)	1,769

Effective tax expense	352	880

The Company’s deferred income tax assets at December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Tax effect of net operating losses carried forward	602	201
Valuation allowance	(602)	(201)
Net deferred tax assets	-	-

The net operating losses carried forward were approximately US$1,719,000 and US$573,000 at December 31, 2010 and 2009, respectively, which will expire in years through 2030. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate. As of December 31, 2010 and 2009, the Company did not have any other significant temporary differences or carry forwards that may result in deferred tax.

18.	Dividend payable

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Dividend payable to Series A convertible stock holders	255	373

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

19.	Long-term borrowing from director

	As of December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Long-term borrowing from director	132	128

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	Warrant liabilities

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As described in Note 21 below, the total proceeds allocated to the Series A-1 warrants and Series A-2 warrants were approximately US$4,406,000 as of August 21, 2009 and the re-measured fair value of these warrants as of December 31, 2009 was approximately US$8,532,000. The changes in fair value of the Series A-1 warrant and Series A-2 warrant which are approximately US$4,126,000 were recorded in earnings for the year ended December 31, 2009. Since the Placement Agent warrants contain the same terms as the Series A-1 and Series A-2 Warrants, the Placement Agent Warrants are also entitled to the benefits of the “Down-round protection” provision, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under ASC Topic 815 with changes in fair value recorded in earnings at each reporting period. As of December 31, 2009, the total fair value of the Placement agent warrants were approximately US$1,032,000, therefore, the changes of the total fair value of the Placement agent warrants which were approximately US$299,000 were recorded in earnings for the year ended December 31, 2009.  Total amount of changes in fair value of warrants liabilities recorded in earnings was approximately US$4,425,000 for the year ended December 31, 2009.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants issued and outstanding at December 31, 2010 and changes during the year then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2010	4,781,056	$3.31	3.77	4,781,056	$3.31	3.77
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2010	4,781,056	$3.31	2.77	4,781,056	$3.31	2.77

21.	Series A convertible preferred shares

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

According to ASC Topic 340 subtopic 10 section S99-1,   ”specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”.  And in accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”, the Company deducted the direct issuing cost paid in cash which were approximately US$1,142,000 from the assigned fair value to the Series A preferred stock.

22.	Restricted net assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company.  As of December 31, 2010, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$3.2 million.

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

The ability of the Company’s PRC subsidiaries to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations.

Foreign currency exchange regulation in China is primarily governed by the following rules:

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like Rise King WFOE that need foreign exchange for the distribution of profits to its shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

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

As of December 31, 2010, there were approximately US$26 million retained earnings in the aggregate, which were generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from the $1.6 million statutory reserve funds, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$3.2 million restricted net assets discussed above.

23.	Related party transactions

	Year ended December 31,
	2010	2009
	US$(‘000)	US$(‘000)

Advertising revenue from related parties:
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	278	1,548
—Beijing Xiyue Technology Co., Ltd	51	-
-Beijing Fengshangyinli Technology Co., Ltd.	478	79
-Soyilianmei Advertising Co., Ltd.	-	539
-Beijing Telijie Century Environmental Technology Co., Ltd.	357	204
	1,164	2,370

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiary and VIEs of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$245,000 and US$148,000 for the year ended December 31, 2010 and 2009, respectively.

25.	Concentration of risk

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

26.	Commitments

The following table sets forth the Company’s contractual obligations as of December 31, 2010:

	Office Rental	Server hosting and board- band lease	Purchase of TV advertisement time	Purchase of internet advertisement resources	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)

Year ended December 31,
-2011	270	58	2,540	168	3,036
-Thereafter	-	-	-	-	-
Total	270	58	2,540	168	3,036

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.	Segment reporting

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

	Year ended December 31, 2010
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	28,259	12,493	531	94	210	596	(596)	41,587
Cost of sales	6,782	11,974	45	85	12	72	-	18,970
Total operating expenses	4,980	459	232	-	-	2,695	(596)	7,770
Including: Depreciation and amortization expense	169	121	111	-	-	64	-	465
Operating income(loss)	16,497	60	254	9	198	(2,171)	-	14,847

Changes in fair value of warrants	-	-	-	-	-	1,861	-	1,861

Expenditure for long-term assets	287	5	503	-	-	266	-	1,061
Net income (loss)	16,156	58	254	9	198	(300)	-	16,375
Total assets	32,103	5,864	774	-	-	19,231	(15,976)	41,996

* Including US$337,000 share-based compensation expenses.

	Year ended December 31, 2009
	Internet Ad.	TV Ad.	Bank kiosk	Internet Ad. resources resell	IIM	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)
Revenue	17,722	19,298	152	1,178	116	966	(1,708)	37,724
Cost of sales	4,456	16,335	13	1,086	6	35	(698)	21,233
Total operating expenses	5,794	688	120	-	-	1,490	(1,010)	7,082
Including: Depreciation and amortization expense	53	58	83	-	-	13	-	207
Operating income(loss)	7,472	2,275	19	92	110	(559)	-	9,409

Changes in fair value of warrants	-	-	-	-	-	4,425)	-	4,425
Expenditure for long-term assets	432	221	-	-	-	277	-	930
Net income (loss)	6,705	2,079	19	92	110	(4,986)	-	4,019
Total assets	12,249	7,703	438	-	-	9,484	(4,110)	25,764

* Including US$360,000 share-based compensation expenses.

 CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

28.	Earnings (Loss) per share

Basic and diluted earnings (loss) per share for each of the periods presented are calculated as follows:

	Year ended December 31,
	2010	2009
	US$(‘000)	US$(‘000)
	(Amount in thousands except for the number of shares and per share data)
Net income attributable to ChinaNet Online Holdings, Inc.	$16,589	$4,019
Beneficial conversion feature of Series A convertible preferred stock	-	(5,898)
Dividend for Series A convertible preferred stock	(794)	(373)
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	15,795	(2,252)
Dividend for Series A convertible preferred stock	794	-
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	16,589	(2,252)

Weighted average number of common shares outstanding - Basic	16,778,176	14,825,125
Effect of diluted securities:
Series A Convertible preferred stock	3,178,402	-
Warrants	939,484	-
Weighted average number of common shares outstanding -Diluted	20,896,062	14,825,125

Earnings per share-Basic	$0.94	$(0.15)
Earnings per share-Diluted	$0.79	$(0.15)

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

29.	Share-based compensation expenses

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Options issued and outstanding at December 31, 2010 and their movements during the period are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Balance, January 1, 2010	54,000	4.92	$5.00	-
Granted/Vested	-			27,000	3.92	$5.00
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2010	54,000	3.92	$5.00	27,000	3.92	$5.00

30.	Subsequent events

•	On January 6, 2011, As approved by the shareholders of Shenzhen Mingshan, Shanghai Zi Rui Investment Co., Ltd., (“Shanghai Zirui”) a company not affiliated with the Company, invested RMB15,000,000 (approximately US$2,269,000) cash into one of the VIEs’ majority-owned subsidiary, Shenzhen Mingshan and Shenzhen Mingshan’s registered capital and paid-in capital then increased from RMB10,000,000 and RMB5,000,000 to RMB25,000,000 and RMB20,000,000, respectively. Therefore, From January 6, 2011, Shanghai Zirui became the majority shareholder of Shenzhen Mingshan. The Company’s share of the equity interest in ShenZhen Minshan then decreased from 51% to 20.4% and ceased to have a controlling financial interest in ShenZhen Mingshan but still retained an investment in and significant influence over Shenzhen Mingshan. This deconsolidation of the VIE’s subsidiary incurred on January 6, 2011, will be accounted for in accordance to ASC Topic 810 “Consolidation”, the Company will apply the equity method of accounting prospectively from the date control over the subsidiary is relinquished. The remaining investment after the deconsolidation will be reflected in the balance sheet at the end of the each reporting period as ownership interests in investee company. The Company will also recognize a gain or loss of deconsolidation of the VIE’s subsidiary, if material, as of the date the change of control occurred, between the fair value and the carrying value of the retained noncontrolling interests in Shenzhen Mingshan. The Company is still in the process of assessing the fair value of the retained noncontrolling interests in Shenzhen Mingshan.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	As described in Note 9, the acquisition of a 100% equity interest of Quanzhou Zhi Yuan and the acquisition of a 51% equity interest of Quanzhou Tian Xi Shun He were subsequently consummated on January 4, 2011 and February 23, 2011, respectively. These acquisitions transactions will be accounted for using the purchase method in accordance with ASC Topic 805 “Business Combinations”, which required the purchase price (acquisition cost) for a business combination be allocated based on the fair value of the assets acquired (including any identifiable intangible assets recognized apart from goodwill as required by ASC Topic 805) and liabilities assumed. The excess of the acquisition cost over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as an asset referred to as “goodwill”. The Company is still in the process of doing valuation and purchase price allocation for these two acquisitions transitions.

•	On January 28, 2011, one of the Company’s VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”). The registered capital and paid in capital of Business Opportunity Online Hubei is RMB2,000,000 (approximately US$302,490). Business Opportunity Online Hubei is mainly engaged in internet advertisement design, production and promulgation.

•	On March 1, 2011, one of the Company’s VIEs, Business Opportunity Online, together with an individual, who was not affiliated with the Company, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The register capital of Beijing Chuang Fu Tian Xia is RMB1,000,000. Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$77,000) and RMB490,000 (approximately US$74,000) cash in Beijing Chuang Fu Tian Xia, respectively, and hence owned 51% and 49% of the equity interests of Beijing Chuang Fu Tian Xi, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www. Liansuo.com and www.chuanye.com to register under the established company. This company will be operating the websites associated the mentioned domain name.

•	On April 28, 2009, each of Mssrs. Handong Cheng, and Xuanfu Liu and Ms. Li Sun entered into Share Transfer Agreements (slow-walk agreement) with Mr. Yang Li, the sole shareholder of Rise King BVI, which beneficially owns an aggregate of 7,434,940 shares of Common Stock, (the “Subject Shares”), representing approximately 42.9% of the total issued and outstanding shares of Common Stock (based on 17,328,236 shares of Common Stock issued and outstanding as of March 30, 2011). (the “Share Transfer Agreements”). Pursuant to the terms of the Share Transfer Agreements, Mr. Li granted to each of Mssrs. Cheng, Liu and Ms. Sun an option to purchase 46%, 36% and 18% of the outstanding stock of Rise King BVI, respectively. On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, Ms. Sun transferred her right to acquire 18% of the shares of Rise King BVI under the Share Transfer Agreement to Mr. Zhige Zhang, the chief financial officer of the Company. On March 30, 2011, each of Mssrs. Cheng, Liu and Zhang (the “PRC Persons”) exercised their right to purchase the outstanding stock of Rise King BVI. On the same date, the Entrustment Agreement originally entered into among Rise King BVI and the Control Group was terminated. As a result of these transactions, the ownership of Rise King BVI was transferred from Mr. Li to the PRC Persons. Rise King BVI has sole voting and dispositive power over the Subject Shares. The PRC Persons may be deemed to share voting power over the shares as a result of their collective ownership of all of the outstanding stock of Rise King BVI.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31.	Event (unaudited) subsequent to the date of the independent auditor’s report

●	On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). The registered capital and paid in capital of Hubei CNET is RMB1,000,000 (approximately US$151,245). Hubei CNET is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

●	On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The registered capital of Zhao Shang Ke Hubei is RMB2,000,000 (approximately US$302,490). Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$154,270) and RMB980,000 (approximately US$148,220) in Zhao Shang Ke Hubei, respectively, and accordingly owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively. Zhao Shang Ke Hubei is mainly engaged in providing advertisement design, production, promulgation and sales channels expansion services.

●	In June 2011, Beijing CNET Online entered into an agreement with the holder of a noncontrolling interest of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest of Quanzhou Tian Xi Shun He for a cash consideration of RMB7,200,000 (approximately US$1,088,962). On June 27, 2011, this transaction was approved by and registered with the relevant PRC government authorities of Quanzhou City, Fujian Province of PRC. Quanzhou Tian Xi Shun He then became a wholly owned subsidiary of Beiing CNET Online, one of the Company’s VIEs.

●	On July 1, 2011, one of the Company’s VIEs, Quanzhou Zhi Yuan, formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). The registered capital and paid in capital of Xin Qi Yuan Hubei is RMB100,000 (approximately US$15,124). Xin Qi Yuan Hubei is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

●	On July 1, 2011, one of the Company’s VIEs, Quanzhou Tian Xi Shun He, formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). The registered capital and paid in capital of Mu Lin Sen Hubei is RMB100,000 (approximately US$15,124). Mu Lin Sen Hubei is mainly engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

●	On July 1, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual who was not affiliated with the Company, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”). The registered capital and paid in capital of Sheng Tian Hubei is RMB2,000,000 (approximately US$302,490). Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$154,270) and RMB980,000 (approximately US$148,220) cash in Sheng Tian Hubei, respectively, and accordingly owned 51% and 49% of the equity interests of Sheng Tian Hubei, respectively. Sheng Tian Hubei is mainly engaged in computer system design, development and promotion, software development and promotion, and providing the related technical consultancy services. In addition, Business Opportunity Online Hubei entered into a software platform and technology purchase agreement with this co-founding individual. The agreement provided that the purchase price was based on a valuation of RMB18,200,000 (approximately US$2,752,654), and Business Opportunity Online paid RMB9,282,000 (approximately US$1,403,854) and accordingly owns 51% of these software platforms and the related technology. These software platforms and the related technology, 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual, were then invested in Sheng Tian Hubei by Business Opportunity Online and the co-founding individual. These software platforms were all based on the cloud-compute technology and would be further consolidated and integrated into the Company’s advertising and marketing platform, and mainly, management tools platform and packed into different value-added services to be provided to its clients.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	In August 2011, one of the Company’s VIEs, Shanghai Jing Yang, withdrew its investment in Beijing Yang Guang and sold back its 49% equity interest to the majority shareholder of Beijing Yang Guang for a cash consideration of RMB7,350,000 (approximately US$1,111,649), which was equal to the amount the Company paid for the acquisition of the 49% equity interest in December 2010. In November 2011, Shanghai Jing Yang also received from Beijing Yang Guang, its pro-rata share of net income generated by Beijing Yang Guang during the period when it held 49% of the equity interest of Beijing Yang Guang, which was approximately US$26,000.

●	On September 5, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). The registered capital and paid in capital of Business Opportunity Online Chongqing is RMB2,000,000 (approximately US$302,490). Business Opportunity Online Chongqing is mainly engaged in internet advertisement design, production and promulgation.

●	On December 1, 2011, the Company initiated an exchange offer (the “Offer”) pursuant to which holders of certain of the Company’s outstanding warrants (the “Warrants”) to purchase an aggregate of 4,121,600 shares of the Company’s common stock had the opportunity to acquire shares of the Company’s common stock (the “Shares”) through a warrant for share exchange. The Company issued the Shares in exchange for the Warrants in accordance with the following exchange ratios: (A) with respect to any Series A-1 Warrant, one (1) Share in exchange for every twenty (20) Shares for which such Series A-1 Warrant was exercisable, and (B) with respect to any Series A-2 Warrant, one (1) Share in exchange for every ten (10) Shares for which such Series A-2 Warrant was exercisable; provided that each holder must have exchanged all its Series A-1 Warrants and/or all its Series A-2 Warrants pursuant to the terms and conditions thereof. The Offer continued for a period of twenty (20) business days from December 1, 2011 and expired on December 30, 2011, at 5:00 p.m., Eastern Time. On January 6, 2012, based on information provided by Empire Stock Transfer Inc., the Company’s stock transfer agent, and pursuant to the terms of the Offer, the Company announced the results of the Offer: 1,418,800 Series A-1 Warrants were tendered in exchange for approximately 70,940 Shares and 356,800 Series A-2 Warrants were tendered in exchange for approximately 35,680 Shares, for a total of 1,775,600 Warrants exchanged for approximately 106,620 Shares. The Company had accepted for exchange all of the Warrants validly tendered and not withdrawn.

●	Effective November 30, 2011, the Company issued restricted stock and stock option awards to management, employees and directors of the Company under its 2011 Omnibus Securities and Incentive Plan, adopted by the stockholders of the Company at the Company’s annual meeting held on June 15, 2011. The awards were comprised of 2,000,000 shares of restricted stock and options to purchase 885,440 shares of common stock at an exercise price of US$1.20. The restricted stock is subject to a strict lock-up for an initial six-month period, and the stock options may not be exercised during an initial six-month period. Following the initial six-month period, the restricted stock will continue to be locked up until the earlier of (i) the date upon which the closing price of the Company's common stock equals or exceeds $2.50 for five consecutive trading days, and (ii) November 30, 2013. In addition, both the restricted stock and the stock options are subject to forfeiture upon an employee's cessation of employment at the discretion of the Company.

●	On December 15, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, entered into an equity transfer agreement (the “Agreement”) with Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”) and its Shareholders, to acquire a 51% equity interest of Sou Yi Lian Mei for a cash consideration of RMB 51.6 million (approximately US$8 million). Sou Yi Lian Mei is based in Beijing, China, and is primarily engaged in providing online advertising and marketing services. The Agreement contains certain "make good" provisions, under which the noncontrolling interest shareholder will pledge to the Company 49% of the equity interest of Sou Yi Lian Mei he owns to secure the Shareholders’ make good obligation under the Agreement. The Agreement established minimum audited after tax net profit threshold of RMB 15.8 million (approximately U$$2.4 million) for Sou Yi Lian Mei for fiscal year 2012 ("2012 Performance Threshold"). In the event that the 2012 Performance Threshold is achieved less than 95% by Sou Yi Lian Mei, the noncontrolling interest shareholder will compensate the Company in cash in the amount equal to the shortfall between the 95% of 2012 Performance Threshold and actual audited after tax net profit for fiscal year 2012 of Sou Yi Lian Mei. In the event that the noncontrolling interest shareholder is not required to compensate the Company in cash under the Shareholders’ make good obligation, the Company will then cancel the pledge over the 49% of equity interests of the noncontrolling interest shareholder.

●	On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two independent third party investors, who were not affiliated with the Company or any of its affiliates, invested RMB10,000,000 (approximately US$1,512,447) cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest of Zhao Shang Ke Hubei in the enlarged registered capital. As a result of this cash investment, the registered capital and paid in capital of Zhao Shang Ke Hubei increased to RMB4,000,000 (approximately US$604,980) from RMB2,000,000 (approximately US$302,490), the additional cash investment of RMB8,000,000 (approximately US$1,209,957) was credited as additional paid-in capital of Zhao Shang Ke Hubei. From December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei then decreased from 51% to 25.5% and ceased to have a controlling financial interest in Zhao Shang Ke Hubei but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

