Form 10-K
period 2011-12-31
ChinaNet Online Holdings, Inc.
filed 2012-04-16
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

+86-10-5160-0828
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On which Registered

$0.001 Common Stock	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the 10,141,691 shares of common equity stock held by non-affiliates of the Registrant was approximately $14,806,869 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.46 per share, as reported on the Nasdaq Global Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 12, 2012 was 22,186,540.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

We are a holding company that conducts our primary businesses through our PRC subsidiary and PRC operating entities (the “VIEs”). We are one of China’s leading business-to-businesses (“B2B”), fully integrated internet service providers for expanding small and medium enterprises’ (“SMEs”) sales networks in China.  Our services were founded on proprietary internet and advertising technologies that include (i) preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, (ii) hosting mini-sites with online messaging and consulting functionalities, (iii) generating effective sales leads and (iv) providing online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China.  Our multi-channel advertising and promotion platform consists of the websites www.28.com (“28.com”), as well as www.liansuo.com (“liansuo.com”), www.chuangye.com (“chuangye.com”) and www.sooe.cn (“sooe.cn”), our Internet advertising portals, ChinaNet TV, our TV production and advertising unit and our bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for SME clients, and our brand management and sales channel building services unit.

Our advertising and marketing campaign services combine the Internet, mobile, television and bank kiosks advertising with additions of brand management and sales channel building, thereby maximizing market exposure for our clients. 28.com, operated through Business Opportunity Online (Beijing) Network Technology Co., Ltd., is our key internet advertising web portal. Through this high traffic internet portal, enterprises and entrepreneurs advertise their business information, brands, products and services, as well as other related business opportunities through their mini-sites hosted by 28.com.  The platform also offers campaign management tools for our clients, including lead generation and management, advanced tracking, search engine marketing, search engine optimization, resource scheduling and content management. Primarily through 28.com, our customers can potentially build sales channels and develop business relationships directly for franchisees, sales agents, distributors and/or resellers. It also functions as a one-stop destination for the general public seeking new business opportunities or other business ventures.  In 2011, we also developed two new advertising web portals: liansuo.com and chuangye.com, operated through Beijing Chuang Fu Tian Xia Network Technology Co., Ltd., our newly formed majority-owned VIE, Liansuo.com is built to serve larger SMEs than those served by 28.com. With additions of other internet related services, Liansuo.com is also intended to serve large international clients in future. Chuangye.com is built to serve the community of enterprenuers to assist them with developing their business, as well as sharing their resources in a web2.0 driven interaction in combination with popular web tools, such as weibo and renren. Upon acquiring Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., we obtained another established online advertising and marketing platform, sooe.cn, which focuses on smaller sized enterprises and emerging SMEs. The ChinaNet TV division, which operated through Beijing CNET Online Advertising Co., Ltd., has in-house television productions and distribution capabilities.  We produce and distribute television shows that are typically 10 or 20 minutes in length and are broadcasted on local television stations. The television shows are comprised of advertisements, similar to infomercials, and also include promotions for several clients. During 2011, we reduced the business scope of our TV division and integrated it into our advertising and marketing platform as a part of the value-added services offered to our existing clients. The bank kiosk division, which operated through Shanghai Borongdongsi Computer Technology Co., Ltd., provides interactive LCD advertisement displays and targets banking customers.  In cooperation with Henan provincial branch of China Construction Bank and Shanghai Rural Commercial Bank, as of December 31, 2011, we placed approximately 610 interactive kiosks in their branches in Henan province and Shanghai. Each kiosk has an LCD advertising display panel, which provides advertising aimed at bank customers. Each kiosk also provides Internet access on a separate screen so that customers can perform basic non-cash banking functions such as transferring money, purchasing annuities and/or insurance, and paying bills. In 2011, upon acquiring Quanzhou Zhi Yuan Marketing Planning Technology Co., Ltd., Quanzhou  Tian Xi Shun He Advertisement Co., Ltd. and incorporation of Zhao Shang Ke Network Technology (Hubei) Co., Ltd., we also provided brand management and sales channel building services to our SME clients, which services include brand investigation, brand modulization, brand application, brand promotion, as well as sales channel expansion modeling, implementation and management. In 2011, we also invested in the cloud-computing based software technologies, operated through Sheng Tian Network Technology (Hubei) Co., Ltd.

The technology is under integration and will be incorporated into www.feitengyun.com in 2012. This technology is intended to help our SME clients manage their sales channels more effectively in China.

We derive our revenue principally by:

●	selling of internet advertising space on our website portals;

●	selling of value-added technical services to our clients through the internet advertising management systems and platforms developed and managed by us;

●	selling of advertising time slots on our television shows and on our installed bank kiosks; and

●	providing brand management and sales channel building services to a certain group of clients.

The five largest industries in terms of revenue in which our advertising and marketing clients operate are (1) footwear, apparel and garments, (2) home goods and construction materials, (3) cosmetics and health care, (4) food and beverage and (5) environmental protection equipment.  Advertisers from these industries together accounted for approximately 80% of our revenue in 2011.

Due to Chinese government’s monetary policy of increasing interest rates and tightening the supply of money, and a general economic slowdown in China that unexpectedly began in the second quarter of 2011, many of our clients, who are mostly SMEs, significantly reduced the amount that they spent on advertising. As a result, we experienced a decline in our financial results in year 2011, as compared to 2010.  We generated total revenues of US$28.7 million in 2011, compared to US$41.6 million in 2010, and net income (after allocation to the noncontrolling interest shareholders) of US$3.0 million, compared to US$16.6 million in 2010. Our net income attributable to common stockholders after the deduction of the cash dividend accrued for our preferred stockholders was US$2.6 million for the year ended December 31, 2011, compared to US$15.8 million for the year ended December 31, 2010. Excluding the non-cash gain recognized for deconsolidation of subsidiaries of approximately US$0.93 million, the related deferred income tax expenses of approximately US$0.21 million, the non-cash expenses of share-based compensation recognized for the restricted stock and common stock purchase options issued to our management, directors and employees on November 30, 2011 of approximately US$2.6 million and the non-cash charge of the changes in fair value of the contingent consideration receivables of approximately US$0.07 million for the year ended December 31, 2011; and the non-cash gain of approximately US$1.86 million for the year ended December 31, 2010, our adjusted Non-GAAP net income available to common stockholders was US$4.5 million and US$13.9 million for the year ended December 31, 2011 and 2010, respectively.

Our Corporate History, Background, Subsidiaries, Variable Interest Entities (VIEs) and Equity Investment Affiliates

As of December 31, 2011, our Corporate Structure is set forth below:

ChinaNet Online Holdings, Inc. (Nevada)
100%
China Net Online Media Group Limited (BVI)
100%
CNET Online Technology Limited (Hong Kong)
Overseas
PRC
100%
Rise King Century Technology Development (Beijing) Co., Ltd. (PRC)
Contractual Arrangements
Contractual Arrangements
Contractual Arrangements
Business Opportunity Online (Beijing) Network Technology Co., Ltd. (PRC)
Rise King (Shanghai) Advertising Media Co., Ltd. (PRC)
Beijing CNET Online Advertising Co., Ltd. (PRC).
51%
100%
20.4%
51%
100%
100%
Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (PRC)
Business Opportunity Online (Hubei) Network Technology Co., Ltd. (PRC)
ShenZhen City Mingshan Network Technology Co., Ltd. (PRC)
Shanghai Borongdingsi Computer Technology Co., Ltd. (PRC)
Quanzhou Zhi Yuan Marketing Planning Technology Co., Ltd. (PRC)
Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (PRC)
100%
100%
51%
51%
25.5%
100%
100%
Chong Qing Business Opportunity Online Technology Co., Ltd (PRC)
Hubei CNET Advertising Media Co., Ltd. (PRC)
Sheng Tian Network Technology (Hubei) Co., Ltd. (PRC)
Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd. (PRC)
Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (PRC)
Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (PRC)
Mu Lin Sen Advertiseme nt (Hubei) Co., Ltd. (PRC)
100%
Jin Du Ya He (Beijing) Network Technology Co., Ltd. (PRC)

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of our incorporation until June 26, 2009, when we consummated the Share Exchange (as defined below), our business development activities were primarily concentrated in web server access and company branding in hosting web based e-games.

Our wholly owned subsidiary, China Net Online Media Group Limited, was incorporated in the British Virgin Islands on August 13, 2007 (“China Net BVI”).  On April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established, and is the parent company of, Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the People's Republic of China (“Rise King WFOE”).  We refer to the transactions that resulted in China Net BVI becoming an indirect parent company of Rise King WFOE as the “Offshore Restructuring.”

Restructuring

In October 2008, a restructuring plan was developed (the “Restructuring”).  The Restructuring was accomplished in two steps.  The first step was for Rise King WFOE to acquire control over Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”) by entering into a series of contracts (the “Contractual Agreements” or the “VIE Agreements”), which enabled Rise King WFOE to operate the business and manage the affairs of the PRC Operating Entities. At the time of the restructuring, Beijing CNET Online owned a 51% equity interest in Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Both of the PRC Operating Entities at that time were, and currently are, owned by Messrs. Handong Cheng, Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders” or the “Control Group”). Mr. Cheng is now our Chief Executive Officer.  After the PRC Restructuring was consummated, the second step was for China Net BVI to enter into and complete a transaction with a U.S. public reporting company, whereby that company would acquire China Net BVI, China Net HK and Rise King WFOE, and control the PRC Operating Entities (the “China Net BVI Companies”).

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

The business of the PRC Operating Entities falls under the class of a business that provides Internet content or information services, a type of value added telecommunication services, for which restrictions upon foreign ownership apply. As a result, Rise King WFOE is not allowed to do the business the PRC Operating Entities companies are currently pursuing.  Advertising business is open to foreign investment but one of the requirements is that the foreign investors of a WFOE shall have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“SAIC”) on August 22, 2008.  Rise King WFOE is not allowed to engage in the advertising business because its shareholder, China Net HK, does not meet such requirements.  In order to control the business and operations of the PRC Operating Entities, and consolidate the financial results of the two companies in a manner that does not violate current PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Entities. The Contractual Agreements allow us, through Rise King WFOE, to, among other things, secure significant rights to influence the two companies’ business operations, policies and management, approve all matters requiring shareholder approval, and receive 100% of the income earned by the PRC Operating Entities.  In return, Rise King WFOE provides consulting services to the PRC Operating Entities.  In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE.  They have also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content or information services in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

Each of the PRC Shareholders entered into a share transfer agreement (the “Share Transfer Agreement”) with Mr. Yang Li, the sole shareholder of Rise King Investment Limited, a British Virgin Islands company (“Rise King BVI”), which is a 55% shareholder of China Net BVI.  In entering into the Share Transfer Agreement, Ms. Li Sun was acting as the nominee of Mr. Zhige Zhang, our chief financial officer.  Mr. Zhang did not report his indirect ownership of ChinaNet BVI’s common stock by virtue of Ms. Li acting as his nominee on his original Form 3 filed with the SEC.  The PRC Shareholders were granted the incentive options for the contributions that they made and continue to make to Rise King BVI. Under the Share Transfer Agreements Mr. Li granted each of the PRC Shareholders an option to acquire, in the aggregate 10,000 shares of Rise King BVI, representing 100% of the issued and outstanding shares of Rise King BVI, provided that certain financial performance thresholds were met by the China Net BVI Companies.  The Share Transfer Agreement was formalized and entered into on April 28, 2009.  There is no prohibition under PRC laws for the PRC Shareholders to earn an interest in Rise King BVI after the PRC Restructuring is consummated in compliance with PRC law.

Pursuant to the Share Transfer Agreement, the Option Shares vest and become exercisable in one-third increments upon the China Net BVI Companies attaining consolidated gross revenue performance targets for fiscal 2009, the six month period ended June 30, 2010 and the six month period ended December 31, 2010 of RMB 100 million, RMB 60 million and RMB 60 million, respectively. If China Net BVI Companies achieve the performance targets the exercise price will be $1.00 per share.  If the targets are not met, the exercise price will be $2.00 per share. As of February 14, 2011, 100% of the Option Shares were exercisable.  On March 30, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang.  On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise of $1.00 per share to Mr. Yang Li.  As a result of this exercise, as of April 12, 2012, Mr. Cheng, Mr. Liu and Mr. Zhang became the sole shareholders of Rise King BVI and collectively hold 35% of our outstanding shares.

Summary of the material terms of the VIE Agreements:

Exclusive Business Cooperation Agreements:

Pursuant to the Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Entities, Rise King WFOE has the exclusive right provide to the PRC Operating Entities complete technical support, business support and related consulting services during the term of these agreements, which includes but is not limited to technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development, and system maintenance. In exchange for such services, each PRC Operating Entity has agreed to pay a service fee to Rise King WFOE equal to 100% of the net income of each PRC Operating Entity. Adjustments may be made upon approval by Rise King WFOE based on services rendered by Rise King WFOE and operational needs of the PRC Operating Entities. The payment shall be made on a monthly basis, if at year end, after an audit of the financial statements of any PRC Operating Entities, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC Operating Entity shall pay such shortfall to Rise King WFOE. Each agreement has a ten-year term. The term of these agreements may be extended if confirmed in writing by Rise King WFOE, prior to the expiration of the term. The extended term shall be determined by Rise King WFOE, and the PRC Operating Entities shall accept such extended term unconditionally.

Exclusive Option Agreements:

Under the Exclusive Option Agreements entered into by and among Rise King WFOE, each of the PRC Shareholders irrevocably granted to Rise King WFOE, or its designated person, an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Entities for a purchase price of RMB10, or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Rise King WFOE, or its designated person, has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at the election of Rise King WFOE.

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

Irrevocable Powers of Attorney:

The PRC Shareholders have each executed an irrevocable power of attorney to appoint Rise King WFOE as their exclusive attorneys-in-fact to vote on their behalf on all PRC Operating Entities matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Entity.

As a result of these VIE Agreements, we through our wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes, but is not limited to, the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, OA technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, we will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, we have the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our PRC Operating Entities and their shareholders.

Accounting Treatment of the Restructuring:

 The Restructuring is accounted for as a transaction between entities under common control in a manner similar to pooling of interests, with no adjustment to the historical basis of the assets and liabilities of the PRC

Operating Entities.  The operations of the PRC Operating Entities are consolidated as if the current corporate structure had been in existence throughout the period presented in the audited financial statements. The Restructuring is accounted for in this manner because, pursuant to an Entrustment Agreement dated June 5, 2009 (the “Entrustment Agreement”) between Rise King BVI and the PRC Shareholders, Rise King BVI granted to the PRC Shareholders, on a collective basis, managerial control over each of the China Net BVI Companies by delegating the PRC Shareholders its shareholder rights, including the right to vote, and its rights to designate management of China Net BVI.  The Entrustment Agreement, together with the Contractual Arrangements demonstrates the ability of the PRC Shareholders to continue to control Business Opportunity Online and Beijing CNET Online, which are under our common control.  On March 30, 2011, in connection with the exercise of the options pursuant to the Share Transfer Agreement, the Entrustment Agreement was terminated.

Share Exchange

On June 26, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) ChinaNet BVI, (ii) ChinaNet BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “ChinaNet BVI Shareholders”), who together own shares constituting 100% of the issued and outstanding ordinary shares of ChinaNet BVI (the “ChinaNet BVI Shares”), and (iii) G. Edward Hancock, the former principal stockholder of the Company. Pursuant to the terms of the Exchange Agreement, the ChinaNet BVI Shareholders transferred to the Company all of the ChinaNet BVI Shares in exchange for the issuance of 13,790,800 (the “Exchange Shares”) shares of Common Stock (the “Share Exchange”).  As a result of the Share Exchange, ChinaNet BVI became a wholly owned subsidiary of our company and we are now a holding company, which, through certain contractual arrangements with operating companies in the PRC, is engaged in providing advertising, marketing and communication services to small and medium companies in China.

Name Change

Prior to July 14, 2009, our company name was Emazing Interactive, Inc.  On July 14, 2009, our company formed a corporation under the laws of the State of Nevada called ChinaNet Online Holdings, Inc. (the "Merger Sub") and acquired one hundred shares of its common stock for cash. As such, Merger Sub was merged with and into our company.  As a result of the merger, the separate corporate existence of the Merger Sub ceased.  As a further result of the merger, our corporate name was changed to “ChinaNet Online Holdings, Inc.”  We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

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

In connection with the Financing, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the Common Stock underlying the Series A Preferred Stock, the Series A-1 Warrants and the Series A-2 Warrants, thirty (30) days after the closing of the Financing.  In accordance with the terms of the Registration Rights Agreement, we filed a Registration Statement that was declared effective on December 31, 2009.

We are required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  We will pay liquidated damages of 2% of each holder’s initial investment in the units sold in the Financing per month, payable in cash, up to a maximum of 10%, if the Registration Statement ceases to be effective prior to the expiration of the Financing Effectiveness Period.  However, no liquidated damages shall be paid with respect to any securities being registered that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415.

In connection with the Financing, we entered into a securities escrow agreement with the Investors (the “Escrow Agreement”), pursuant to which Rise King BVI (the “Principal Stockholder”), initially placed 2,558,160 shares of Common Stock (the “Escrow Shares”) into an escrow account.  Of the Escrow Shares, 1,279,080 shares (equivalent to 50% of the Escrow Shares) were held as security for the achievement of audited net income equal to or greater than $7.7 million for the fiscal year 2009 (the “2009 Performance Threshold”) and the remaining 1,279,080 Escrow Shares were held as security for the achievement of audited net income equal to or greater than $14 million for the fiscal year 2010 (the “2010 Performance Threshold”).  The Escrow Agreement provided that if we achieved at least 95% of the applicable Performance Threshold, all of the Escrow Shares for the corresponding fiscal year would be returned to the Principal Stockholder.

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

Both the 2009 and 2010 Performance Thresholds had been met, and 2,558,160 Escrow Shares were released to the Principal Stockholder.

On August 21, 2011, pursuant to the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, all outstanding shares of the Series A Convertible Preferred Stock were converted into shares of our common stock.

On December 1, 2011, we launched a tender offer pursuant to which we offered all holders of our outstanding Series A-1 Warrants and Series A-2 Warrants the opportunity to exchange their warrants in accordance with the following exchange ratios: (A) with respect to any Series A-1 Warrant, one share of our common stock in exchange for every twenty shares for which such Series A-1 Warrant was exercisable, and (B) with respect to any Series A-2 Warrant, one share of our common stock  in exchange for every ten shares for which such Series A-2 Warrant was exercisable.  The tender offer expired on December 30, 2011 and 1,418,800 Series A-1 Warrants were tendered in exchange for approximately 70,940 shares of our common stock and 356,800 Series A-2 Warrants were tendered in exchange for approximately 35,680 shares of our common stock.

Our VIEs, VIEs’ subsidiaries and equity investment affiliates

As discussed above, we beneficially own two VIEs: Business Opportunities Online and Beijing CNET Online. Beijing CNET Online owns a 51% equity interest in Shanghai Borongdingsi.

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with us, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with us or any of our affiliates, invested RMB15,000,000 (approximately US$2,356,749) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interests in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in ShenZhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. Therefore, as of December 31, 2011, Shenzhen Mingshan was an equity investment affiliate of ours.

On December 6, 2010, through our wholly-owned subsidiary, Rise King WFOE, we entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under PRC laws in December 2009. The contractual arrangements that we entered into with Shanghai Jing Yang allow us, through Rise King WFOE, to, among other things, secure significant rights to influence Shanghai Jing Yang’s business operations, policies and management, approve all matters requiring shareholder approval, and receive 100% of the income earned by Shanghai Jing Yang. From the date of incorporation until December 6, 2010, Shanghai Jing Yang did not conduct any business activities.

On December 8, 2010, Shanghai Jing Yang acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for cash consideration of RMB 7,350,000 (approximately US$1,154,807). In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang for cash consideration equal to the consideration paid when it acquired the 49% equity interest in December 2010.

We, through one of our VIEs, Beijing CNET Online, entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire a 100% equity interest in Quanzhou Zhi Yuan and a 51% equity interest in Quanzhou Tian Xi Shun He, for cash consideration of RMB9,500,000 (approximately US$1,492,608) and RMB7,500,000 (approximately US$1,178,374), respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty SMEs focused primarily in the sportswear and clothing industry. In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest holders of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest of Quanzhou Tian Xi Shun He for cash consideration of RMB7,200,000 (approximately US$1,131,239). On June 27, 2011, this transaction was approved by, and registered with, the relevant PRC government authorities of Quanzhou City, Fujian Province of PRC. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online.

On January 28, 2011, one of our VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is primarily engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of our VIEs, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Business Opportunity Online and the co-founding individual owned 51% and 49% of the equity interests of Beijing Chuang Fu Tian Xia, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established company.  Beijing Chuang Fu Tian Xia is primarily engaged in providing and operating internet advertising, marketing and communication services to SMEs through the websites associated the above mentioned domain names.

On April 18, 2011, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two independent third party investors, who were not affiliated with us or any of our affiliates, invested RMB10,000,000 (approximately US$1,571,166) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5% and we ceased to have a controlling financial interest in Zhao Shang Ke Hubei but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of December 31, 2011, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

On July 1, 2011, Quanzhou Zhi Yuan formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). Xin Qi Yuan Hubei is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, Quanzhou Tian Xi Shun He formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). Mu Lin Sen Hubei is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, Business Opportunity Online Hubei, together with an individual who is not affiliated with us, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”).  Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Sheng Tian Hubei, respectively. Sheng Tian Hubei is primarily engaged in computer system design, development and promotion, software development and promotion, and providing the related technical consultancy services.

On September 5, 2011, Business Opportunity Online Hubei formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). Business Opportunity Online Chongqing is primarily engaged in internet advertisement design, production and promulgation.

On December 15, 2011, Business Opportunity Online Hubei entered into an equity transfer agreement with Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”) and its shareholders, to acquire a 51% equity interests in Sou Yi Lian Mei for cash consideration of RMB51,600,000 (approximately US$8,107,216). Sou Yi Lian Mei is based in Beijing, China, and is primarily engaged in providing online advertising and marketing services. Sou Yi Lian Mei operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”). On December 20, 2011, the transaction was approved by, and registered with, the relevant local PRC government authorities of Beijing, the PRC. Sou Yi Lian Mei became a majority-owned subsidiary of Business Opportunity Online Hubei.

As of December 31, 2011, we operated our business primarily in China through our PRC subsidiary and operating entities, or VIEs, as summarized above.

Industry and Market Overview

Overview of the Advertising Market in China

China has the largest advertising market in Asia, excluding Japan.  According to ZenithOptimedia in 2011, China’s advertising market was the third-largest in the world by media expenditure, which was estimated to be approximately US$29.9 billion, accounting for 24.7% of the total advertising spending in the Asia-Pacific region.  ZenithOptimedia also projected that the advertising market in China will be one of the fastest growing advertising markets in the world, at a compound annual growth rate of 15.7% from 2011 to 2014. By 2014, China is projected to account for 30.8% of the total advertising spending in the Asia-Pacific region.  The growth of China’s advertising market is driven by a number of factors, including the rapid and sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in 2011 in terms of gross domestic product, which amounted to US$7.3 trillion.

According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased from RMB19,109 in 2010 to RMB21,810 in 2011, representing an increase of 14.1%. Adjusted by the price factors, the actual increase was 8.4%.

According to ZenithOptimedia (December, 2011), China became the third largest advertising market in the world, and by 2014, China will contribute approximately US$46.4 billion to global advertising spending, following the United States and Japan, which contributes approximately US$173.2 billion and US$48.8 billion to global advertising spending, respectively.  Japan, the largest advertising spender in the Asia-Pacific region, is only expected to grow its advertising spending by 7.6% between 2011 and 2014, whereas an emerging market, like China, will grow its advertising spending by 54.9% in the same period. Overall, the Asia-Pacific region, excluding Japan, is estimated to have one of the highest growth rates on a year-over-year basis from 2011 to 2014, with an average growth rate of 10.4%. China is expected to lead the growth in the region.

Overview of the Internet Advertising Industry

ZenithOptimedia projected that the global internet advertising market will grow by 55.5% between 2011 and 2014 and reach US$113.3 billion in 2014. Within China, the internet advertising market was particularly strong and grew to approximately US$7.6 billion in 2011, according to Enfodesk (January 2012). This growth is expected to stem primarily from a higher internet penetration rate of just 38.3% by the end of 2011(The Ministry of Industry and Information Technology of China, February 2012), the use of search engine, rich media and video and game embedded advertisements. According to iResearch Global Inc. (January 2012), the China Internet Advertising and Search Engine Market is expected to reach RMB79.1 billion Yuan ( approximately US$12.5 billion) in 2012, representing an approximate 54.5% year-over-year growth. The diagram below depicts the Market Scale of China Internet Advertising from 2006 to 2015:

High Demand for the Internet Advertising from the Franchise and Chain Store Business in China

We believe that the Internet advertising market in China also has significant potential for future growth due to high demand from the rapid development of franchise and chain store businesses and SMEs. According to the 2011 China Franchise Annual Development Report by China Chain Store & Franchise Association, by the end of 2010, there were approximately 4,500 franchise enterprises and 400,000 chain stores in China, which covered approximately 70 industries and offered over 5 million direct employment opportunities, and the number of franchise enterprises and chain stores increased by approximately 13% and 21%, respectively, as compared to the prior year.

The development of the SME market is still in its early stages in China and since their sales channels and distribution networks are still underdeveloped, they are driven to search for new participants by utilizing Internet advertising.  The SMEs tend to be smaller, less-developed brands primarily focused on restaurants, garments, building materials, home appliances, and entertainment with low start-up costs, ranging between US$1,000 to US$15,000. The Chinese government has promulgated a series of laws and regulations to protect and promote the development of SMEs which appeals to entrepreneurs looking to benefit from the central government’s support of increased domestic demand.  SMEs are now responsible for about 60% of China’s industrial output and employment of approximately 80% of the urban Chinese workforce. SMEs are creating new urban jobs, and they are the main destination for new graduates entering the workforce and workers laid-off from state-owned enterprises (SOEs) that re-enter the workforce.

Our Principal Products and Services

Our products and services include:

Internet Advertising

Founded in 2003, 28.com is a leading Internet site for information about small business opportunities in China.  It was one of the earliest entrants in this sector, allowing it to currently hold an over 33% market share in China. In 2011, we also developed two new advertising web portals, which are liansuo.com and chuangye.com.

Liansuo.com is built to serve larger SMEs than 28.com with additions of other internet related services.  Liansuo.com is also intended to serve large international clients in future. Chuangye.com is built to serve the community of enterprenuers to assist them with developing their business, as well as sharing their resources in a web2.0 driven interaction in combination with popular web social tools. Upon acquiring Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., in December 2011, we obtained another established online advertising and marketing platform, sooe.cn, which focuses on the smaller sized and emerging SMEs.

Our internet advertising services provide advertisers with the tools to build sales channels directly in the form of franchisees, sales agents, distributors, and/or resellers, and have the following features which enable them to be attractive platforms for the advertisers:

•
Allowing potential entrepreneurs interested in inexpensive franchise and other business ventures to find in-depth details about these businesses in various industries and business categories, with real-time, online assistance using an instant messenger;

•
Providing one-stop integrated internet marketing and advertising services for SMEs by offering customized services such as design, website and mini-site setup, and advertisement placement on various communication channels through intelligent based promotion platforms; and

•
Bundling with advanced traffic generation techniques, search-engine optimization and marketing and other management tools to assist our clients with monitoring, analyzing and managing their advertising on our web portals.

We charge our clients a fixed monthly fee for the internet advertising services and the related value-added technical services that we provide. As of December 31, 2011, we have approximately 765 active clients and our total revenue per month reached approximately US$1.67 million in 2011, as compared to approximately US$2.4 million in 2010.  This segment accounted for 70% of our revenue in 2011 and 69% of our revenue in 2010.

Television Advertising

As part of our advertising and marketing services, we produce and distribute television shows that are comprised of advertisements similar to infomercials, but include promotions for several clients during the allotted time.  Our clients pay us for advertising spots, production and editorial coverage. The shows produced by our TV unit are distributed during airtime purchased on several provincial satellite television stations including Henan TV, Shenzhen TV, Jiangxi TV, Qinghai TV, Gansu TV and Yunnan TV. Our total show time reached approximately 6,040 minutes in 2011, as compared to approximately 14,420 minutes in 2010. This segment accounted for 22% of our revenue in 2011 and 30% of our revenue in 2010.  As discussed above, during 2011, we reduced the business scope of this division and integrated it into our advertising and marketing platform as a part of the value-added services offered to our existing clients.

Bank Kiosks

We operate our bank kiosk advertising network, through Shanghai Borongdingsi. We place our kiosk machines, which include a large LCD advertising display, in bank branches to target banking patrons. We market our LCD display network to advertisers in the financial services and insurance industries. As of December 31, 2011, we had a total of 610 flat-panel displays placed in branches of China Construction Bank in Henan province and Shanghai Rural Commercial Bank in Shanghai. The kiosks are useful to the banks because, in addition to the LCD advertising display, they provide bank customers with free Internet access to on-line banking services, thereby potentially making wait times in branches for teller services more enjoyable for the bank customer. For the year ended December 31, 2011, we generated US$0.49 million revenue from this segment as compared to US$0.53 million revenue for the year ended December 31, 2010. The bank kiosk advertising business is still in the early stages and many details still need to be further analyzed and finalized before we allocate more capital into this business unit. It was not a significant contributor to revenue for either the year ended December 31, 2011 and 2010. Management currently believes that for the year ended December 31, 2011, this business is unlikely to expand and that some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

Brand management and sales channel building

Brand management and sales channel building services, primarily include brand “iMAP” management services (investigation, modulizaiton, application and promotion) and sales channel development services. We started this business in 2011 and continue to oversee its development. With the integration of two advertising firms in Quanzhou City, Fujian province, the PRC, we are gradually moving our business reach into the southern part of China, where many SMEs are located. Currently, this business unit has 63 clients and generated approximately US$1.8 million revenue in 2011.

Our Competitive Strengths

Over our seven year operating history, we believe that we have built a strong track record of significant competitive strengths.  We believe that these competitive strengths include:

Innovative Operations

•
Client-based innovation. Our advertising and marketing services are intended to be a one-stop shop for advertising and marketing solutions to our clients.  These services are based on the needs of our existing clients. All of our value added services, including lead generation and capture, online messaging and consulting, search engine marketing and optimization, mini-site hosting and, content management, simplify the business process for our clients by allowing them to effectively allocate their resources and budget for various advertising and marketing tools and channels.

•
Target market innovation and expansion of audience base.  We believe that by offering a multichannel communication platform, we enable SMEs to reach a wide range of consumers with complementary and mutually reinforcing advertising and marketing campaigns. We are better able to attract business owners who want to reach targeted consumer groups through a number of different advertising channels in different venues and regions, and at different times of the day.

Strong Technological Advantages

•
Advanced campaign tracking & monitoring tools. We have deployed advanced tracking, search engine optimization, resource scheduling and content management and ad campaign management tools to achieve effective and efficient advertising effects.

•
Valuable intellectual property. We have twenty-six copyright certificates and property rights for twenty-six software products in connection with the advertising business, all of which were developed by our research and development team.

•
Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over ten years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting our business and he has successfully grown our business to become a leader in online media marketing and advertising services. He also secured our status as the sole strategic alliance partner of China Construction Bank in Henan province with respect to bank kiosk advertising. George Chu, our chief operating officer, has diversified and international industry experience that will help us to scale to the next level.  Zhige Zhang, our chief financial officer has over six years’ experience in software development and Internet ad technology.

First Mover Advantages

We have over six years of operations as a vertically integrated ad portal and ad agency. We have eight years of experience as an Internet advertising agency.  We commenced our Internet advertising services business in 2003 and were among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable national network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge and experience in this nascent segment of the advertising industry and to be able to maintain a strong market share position.

Growth Strategy

Our objectives are to strengthen our position as the leading B2B Internet service provider on advertising, marketing, brand and sales channel management solutions for sales channel expansion of SMEs in China and to continue to achieve rapid growth. We intend to achieve these objectives by implementing the following strategies:

Expanding to a new client base with brand and sales channel expansion management and expansion solutions

We are further expanding our target client group to the non-franchised SMEs, especially the enterprises which have been in the manufacturing and exporting business. Until recent years, as a result of the financial crisis in 2008 and the European debt crisis in 2011, foreign demand has dropped and many of these enterprises have either been forced to or intend to expand their businesses in the domestic market in China. Many of these businesses are lack domestic sales management and expansion experience, especially in second, third or lower tier cities. We estimate that there are 4 million businesses that fall into the category of non-franchised SMEs, and we aim to assist them in expanding their business nationally in China in the form of franchising.

Monetizing the existing customer base through the addition of cloud-computing based management tools platform

We intend to launch integrated cloud-computing based management tools and/or solutions to our existing clients in the second quarter of 2012.  These tools include, among other things, point of sales (POS), inventory supply chain management, office automation (OA) and customer relationship management (CRM).  This service is intended to increase our recurring revenues and enhance the loyalty and service satisfaction of our clients. In August 2009, we launched Internet Information Management (IIM) as part of this platform. Throughout the next few years, we intend to increase the depth of this type of service through partnerships and/or through mergers and acquisitions.

Increasing our business opportunity through mergers and acquisitions to boost operational and cross-selling synergies

We plan to maximize opportunities for our business with a broader client base to increase recurring revenue with lower cost by merging with, or acquiring, small regional advertising firms. We plan to accomplish cross-selling after expanding our client base through these regional advertising firms to materialize the synergies obtained through mergers and acquisitions.  As a result, we will be able to provide additional, flexible and bundled advertising and marketing packages that will allow SMEs to reach consumers through various communication channels. In addition, all other value added services previously discussed will be provided to them, including management tools platform in the future.

Promoting Our Brand Name and Augmenting Our Service Offerings to Attract a Wider Client Base and Increase Revenues

Enhancing our brand name in the industry will allow us to solidify and broaden our client base by growing market awareness of our services.  It will also enhance our ability to target discrete consumer groups.  We believe that as we expand our advertising client base and potential market, demand for and sale of time slots and frame space on our advertising services and other related marketing services will grow once the economy returns to a suitable growth pattern.

Sales and Marketing

For the year ended December 31, 2011, we derived 70% our revenues from our Internet advertising and provision of the related technical services and 22% from our TV advertising, compared to 69% and 30%, respectively, for the year ended December 31, 2010.

The following table sets forth a breakdown of our revenue from Internet advertising and the related technical services, by industry, for the year ended December 31, 2011:

Industry	Percentage of total revenue
Food and beverage	17%
Women Accessories	5%
Footwear, apparel and garments	24%
Home Goods and Construction Materials	18%
Environmental Protection Equipment	12%
Cosmetic and Health Care	9%
Education Network	11%
Others	4%
Total	100%

We employ experienced advertising sales people. We provide in-house education and training to our sales people to ensure that they provide our current and prospective clients with comprehensive information about our services, the benefits of using our advertising and marketing services and relevant information regarding the advertising industry.  We also market our advertising services from time to time by placing advertisements on television, and acting as a sponsor of third-party programming, as well as to our own shows.

We believe our advertising clients derive substantial value from our ability to provide advertising services targeted at specific segments of consumer markets. Market research is an important part of evaluating the effectiveness and value of our business to our customers. We conduct market research, consumer surveys, demographic analysis and other advertising industry research for internal use to evaluate new and existing advertising and marketing channels. We also purchase or commission studies containing relevant market data from reputable third-party market research firms when necessary.  We typically consult such studies to assist us in evaluating the effectiveness of our network to our advertisers. A number of these studies contain research on the numbers and socio-economic and demographic profiles of the people who visit our network.

Suppliers

Our suppliers are major search engines, other internet gateways and regional television stations. Among these suppliers, for the year ended December 31, 2011, Baidu counted for approximately 54% of our internet resource cost.  For television, we have six major regional television stations which supply us with television airtime.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce costs and the time to deploy, configure, maintain, support and manage computer servers and systems. Whether to further deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through 28.com and other internet portals to enhance ease of use.  We focus on enhancing related software systems enabling us to track and monitor advertiser demands. With the introduction of cloud-computing based technology, we will continue to integrate this technology into our online management tools services through self-development and also by entering into alliances, partnerships, and/or mergers and acquisitions.

Intellectual Property

As of December 31, 2011, we had twenty-six software copyright certificates issued by the State Copyright Office of the PRC (“SCO”) as set forth below:

Name of Software	Registration Number
互联网用户监测及网民综合分析评价系统V1.0 Software V1.0 of Internet users Monitor and General Analysis and Assess System	2008SRBJ4071
互联网信息内容综合管理平台技术软件V1.0 Software V1.0 of General Management Platform on Internet Information Content	2008SRBJ4097
互联网广告效果监测数据分析系统软件V1.0 Software V1.0 of Internet Advertising Effect Monitor and Data Analysis System	2008SRBJ4083
基于互联网广告效果投放综合监测及管理平台软件 V1.0 Software V1.0 of General Monitoring and Management Platform on Internet Advertising Effect	2008SRBJ4073
基于效果的搜索引擎服务平台软件 V1.0 Software V1.0 of Effect-based Search Engine Service Platform	2008SRBJ4084
基于互联网广告留言综合分析及管理平台软件 V1.0 Software V1.0 of General Analysis and Management Platform on Internet Based Advertising Message	2008SRBJ4085
基于互联网广告留言综合分析及管理平台软件 V2.0 Software V2.0 of General Analysis and Management Platform on Internet Based Advertising Message	2010SR038775
基于广告管理和OA系统的综合运营技术平台软件V1.0 Software V1.0 of General Operation Technology Platform on Advertisement Management and OA System	2010SR039308
互联网用户监测及网民综合分析评价系统V3.0 Software V3.0 of Internet User Monitor and General Analysis System	2010SR039309
互联网信息内容综合管理平台软件 V2.0 Software V2.0 of General Management Platform on Internet information contents	2010SR039310
基于互联网广告效果投放综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Internet Advertising Effect	2010SR039311
基于留言效果的搜索引擎服务平台软件V2.0 Software V2.0 of Effect-based Search Engine Service Platform	2010SR039020
基于电视媒体广告效果投放效果综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Television Advertisement Effect	2010SR039548

Name of Software	Registration Number
基于用户中心的短信、邮件群发的管理平台软件V1.0 Software V1.0 of General Management Platform on Group Mailing and Group SMS	2010SR039551
基于日志分析的访问热区和浏览轨迹分析系统V1.0 Software V1.0 of Analysis System on Log-Based Visit Hotspot and Browsing Trail	2010SR039554
基于用户桌面客户端的广告效果管理平台软件V1.0 Software V1.0 of Management Platform on Client/Service-Based Advertisement Effect	2010SR039556
SOOE 互联网效果营销工具平台软件 V1.0 Software V1.0 of SOOE Internet Effect Marketing Tools Platform	2010SR017044
SOOE流量统计及网民行为分析软V1.0 Software V1.0 of SOOE Internet Traffic Statistic and Internet User Behavior Analysis System	2010SR017040
SOOE搜索引擎效果分析软件V1.0 Software V1.0 of SOOE Search Engine Effect Analysis System	2010SR017097
搜易基于互联网效果营销综合服务平台软件V1.0 Software V1.0 of Sou Yi General Service Platform on Internet Effect Marketing	2010SR017042
BMtoBM业务综合服务平台软件V1.0 Software V1.0 of General Service Platform on BMtoBM Business	2010SRBJ2389
连锁加盟店面管理软件V1.0 Software V1.0 of Franchise Chain Store Management System	2010SRBJ2386
连锁加盟企业综合管理平台软件V1.0 Software V1.0 of General Management Platform on Franchise Chain Enterprise	2010SRBJ2388
中小企业渠道管理软件V1.0 Software V1.0 of Small to Medium Enterprise Sales Channel Management System	2010SRBJ2365
广告效果监测数据分析软件V1.0 Software V1.0 of Advertising Effect Monitor Data Analysis System	2010SRBJ7041
网络营销效果综合分析及投放管理平台软件V1.0 Software V1.0 of Management Platform on Internet Marketing Effect and Placement	2010SRBJ7043

With this intellectual property, we can continue providing value-added services that are in demand by our customers and can track end users to help our customers to assess and adjust their marketing strategies and enhance the effectiveness and efficiency of their advertisements placed through our multi-channel advertising and marketing service platform.

We increased, and plan to continue increasing, expenditures to enhance the safety of our hardware and server on which we dependent to support our network and manage and monitor programs on the network. We also increased, and plan to continue increasing, investment in research and development as we continue to expand, optimize and enhance the technologies of our portal websites, upgrade our advertising and internet management software and develop our cloud-computing based management tools.

Competition

We compete with other internet advertising companies in China, including companies that operate Internet advertising portals, such as u88.cn 3158.com 08.cn and 78.cn. We compete for clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboards, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, magazines and radio.

Government Regulation

The PRC government imposes extensive controls and regulations over the media industry, including on television, radio, newspapers, magazines, advertising, media content production, and the market research industry. This section summarizes the principal PRC regulations that are relevant to our lines of business.

Regulations on the Advertising Industry in China

Foreign Investments in Advertising

Under the Administrative Provision on Foreign Investment in the Advertising Industry, jointly promulgated by the SAIC and MOFCOM on March 2, 2004, or the 2004 Provision, foreign investors can invest in PRC advertising companies either through wholly owned enterprises or joint ventures with Chinese parties. Since December 10, 2005, foreign investors have been allowed to own up to 100% equity interest in PRC advertising companies. However, the foreign investor must have at least three years of direct operations outside China in the advertising industry as its core business. This requirement is reduced to two years if foreign investment in the advertising company is in the form of a joint venture. Such requirement is also included in the newly promulgated regulation that replaced the 2004 Provision as of October 1, 2008, except that according to the new regulation, the establishment of wholly foreign-owned advertising companies must be approved by the SAIC or its authorized provincial counterparts and provincial MOFCOM, instead of the SAIC and MOFCOM only. Foreign-invested advertising companies can engage in advertising design, production, publishing and agency, provided that certain conditions are met and necessary approvals are obtained.

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

We have been advised by our PRC counsel, that each of the Contractual Agreements complies, and immediately after the completion of the transactions contemplated herein, will comply with all applicable PRC laws and regulations and does not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, there exist substantial uncertainties regarding the application, interpretation and enforcement of current and future PRC laws and regulations and their potential effect on corporate structure and contractual arrangements. The interpretation of these laws and regulations are subject to the discretion of competent PRC authorities. There can be no assurance that the PRC regulatory authorities will not take a view different from the opinions of our PRC counsel and determine that its corporate structure and contractual arrangements violate PRC laws, rules and regulations. In the event that the PRC regulatory authorities determine in their discretion that our corporate structure and contractual arrangements violate applicable PRC laws, rules and regulations, including restrictions on foreign investment in the advertising industry in the future, we may be subject to severe penalties, including an order to cease its business operations.

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

In addition to the Advertising Law, the SAIC promulgated the Outdoor Advertising Registration Administrative Regulations on December 8, 1995, as amended on December 3, 1998 and May 22, 2006, which also governs the outdoor advertising industry in China. Under these regulations, outdoor advertisements in China must be registered with the local SAIC before dissemination. The advertising distributors are required to submit a registration application form and other supporting documents for registration. After review and examination, if an application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. The content, quantity, format, specifications, periods, distributors’ name, and locations of dissemination of the outdoor advertisement must be submitted for registration with the local SAIC. A change of registration with local SAICs must be effected in the event of a change in the distributor, the location of dissemination, the periods, the content, the format, or the specifications of the advertisements. It is unclear whether the SAIC, or any of its local branches in the municipalities and provinces covered by our network, will deem our business as an outdoor advertising business, and thus require us to obtain the Outdoor Advertising Registration Certificate. If the PRC government determines that we are obligated to complete outdoor advertisement registration as an outdoor advertising network operator, we may be subject to administrative sanctions, including discontinuation of its business for failure to complete such registration.”

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

Our business operations, which are subject to the foreign currency exchange regulations, have all been implemented in accordance with these regulations. We will take steps to ensure that our future operations comply with these regulations.

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

Employees

As of December 31, 2011, we had 451 full-time employees, 107 of whom are in sales and marketing, 150 of whom are in operations and support, 85 of whom are in management and administration and 109 of whom are in technology support and R&D.

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

Corporation Information

Our principal executive offices are located at No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC.  Our telephone number at this address is (86 10) 51600828 and our fax number is (86 10) 88857816.  For more information, see www.chinanet-online.com.

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

Risks Related to Our Business

The recent global economic crisis and the decline of China’s economy has had, and may continue to have, a negative effect on our business, and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The global economic crisis and the decline of China’s economy from 2011has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the default and bankruptcy rates, lower consumer and business spending, and lower consumer net worth, in China and other parts of the world. These global economic uncertainties and the decline of China’s economy have had, and may continue to have, a negative effect on the market price of our business, the volatility of which has increased as a result of the disruptions in the financial markets. It may also impair our ability to borrow funds or enter into other financial arrangements if and when additional founds become necessary for our operations. We believe many of our advertisers have also been affected by the current economic downturns in China. Current or potential advertisers may no longer be in business, may be unable to continue to purchase advertising or determine to reduce purchases. All of which would lead to reduced demand for our advertising services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed costs associated with our operations. Therefore, the global uncertainties and the downward trend of China’s economy from 2011 could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

We have a limited operating history, which may make it difficult to evaluate our business and prospects.

We began our Internet advertising service via 28.com in 2003, and entered into the TV production and advertising with China Net TV in May 2008. Both the Internet and TV advertising platforms are targeting SME customers. The SME market in China is still in its early stages. Accordingly, our limited operating history and the early stage of development of the markets in which we operate makes it difficult to evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. Although we generated profits every year since our incorporation, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our Internet, TV and bank kiosk advertising platforms.

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute is fair, accurate and in full compliance with applicable laws, rules and regulations. Although we comply with the requirements by reviewing the business licenses and the profiles of our clients, clients may post advertisements about business opportunities that are not legitimate and over which we have no control. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for its advertising business operations.

In April 2009, CCTV reported a story that a franchised store advertised on 28.com turned out to be a fraud, and the fraud victim asserted she joined the store because she trusted the website.  Pursuant to the PRC advertising law, Business Opportunity Online, as the publisher of advertisement, has the obligation to check relevant documents and verify the content of the advertisement.  For commercial franchise business in China, a franchiser needs to file an application with the MOC or its local branches through the website http://txjy.syggs.mofcom.gov.cn/.  When a franchiser publishes an advertisement through Business Opportunity Online, Business Opportunity Online checks the business license, the franchiser’s registration form, the trade mark certificate and other relevant documents to verify the content of the advertisement.  The Internet information services regulations and the unfair competition regulations have similar requirements for Internet advertisement publishers.  Based on the laws and regulations above, it is our view that there is neither any mandatory requirement that Business Opportunity Online bear any responsibility for the franchiser’s business activities, nor any valid action or investigation that can be brought by the consumer or the government against Business Opportunity Online based on the franchiser’s business activities.  Nevertheless, the possibility remains that Business Opportunity Online may be required to assume civil and administrative responsibilities subject to further investigation or enforcement by competent authorities.

If advertisers or the viewing public do not accept, or lose interest in, our advertising platforms, our revenues may be negatively affected and our business may not expand or be successful.

The Internet and bank kiosk advertising platforms in China are relatively new and their potential is uncertain. We compete for advertising revenues with many forms of more established advertising media. Our success depends on the acceptance of our advertising platforms by advertisers and their continuing interest in this media as part of their advertising strategies. Our success also depends on the viewing public’s continued receptiveness towards our advertising models. Advertisers may elect not to use our services if they believe that viewers are not receptive to our platforms or that our platforms do not provide sufficient value as an effective advertising medium. If a substantial number of advertisers lose interest in advertising on our platforms, we will be unable to generate sufficient revenues and cash flows to operate our business, and our financial condition and results of operations would be materially and adversely affected.

We operate in the advertising industry, which is particularly sensitive to changes in economic conditions and advertising trends.

Advertising spending by our clients, is particularly sensitive to changes in general economic conditions. For example, advertising expenditures typically decrease during periods of economic downturn. Advertisers may reduce the amount of money they spend to advertise on our advertising platforms for a number of reasons, including:

•	a general decline in economic conditions;

•	a decline in economic conditions in the particular cities where we conduct business;

•	a decision to shift advertising expenditures to other available less expensive advertising media; and

•	a decline in advertising spending in general.

A decrease in the demand for advertising media in general, and for our advertising services in particular, would materially and adversely affect our ability to generate revenues, and have a material adverse effect on our financial condition and results of operations.

If the Internet and, in particular, Internet marketing are not broadly adopted in China, our ability to generate revenue and sustain profitability from our website portals could be materially and adversely affected.

Our future revenues and profits from our online advertising agency business that we operate through our website portals are dependent in part upon advertisers in China increasingly accepting the use of the Internet as a marketing channel, which is at an early stage in China. Penetration rates for personal computers, the Internet and broadband in China are all relatively low compared to those in more developed countries. Furthermore, many Chinese Internet users are not accustomed to using the Internet for e-commerce or as a medium for other transactions. Many of our current and potential SME clients have limited experience with the Internet as a marketing channel, and have not historically devoted a significant portion of their marketing budgets to Internet marketing and promotion. As a result, they may not consider the Internet as effective in promoting their products and services as traditional print and broadcast media.

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

We have been expanding our operations and plan to continue to expand in China. To meet the demand of advertisers for broader coverage, we must continue to expand our platforms by showing our TV productions and advertisements on more television stations, and expanding the capacity and enhancing the technology advantages of our internet advertising portals. The continued growth of our business has resulted in, and will continue to result in, substantial demand on our management, operational and other resources. In particular, the management of our growth will require, among other things:

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

In addition, we face competition for attracting skilled personnel with increasing labor cost. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

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

We have limited insurance coverage.

The insurance industry in China is still in the early stages of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

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

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.  However, recent changes to the rules of the Securities and Exchange Commission have delayed the requirement for inclusion of such auditor attestation report in our annual report.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

If we or our existing or future PRC Operating Entities are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates advertising companies, would have broad discretion in dealing with such violations, including:

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

Substantially all of our sales are generated in China. We anticipate that sales of our services in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our services, among other things, which in turn would have a material adverse effect on our business and financial condition.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use the local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi continually appreciated approximately 2.6% against the U.S. dollar in 2005, 3.2% in 2006, 6.4% in 2007, 6.3% in 2008, 0.2% in 2009, 3.3% in 2010 and 3.7% in 2011. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

The Renminbi is not a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE.  However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, the Ministry of Commerce (the “MOC”), joined by the China Securities Regulatory Commission (the “CSRC”), State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration of Industry and Commerce (the “SAIC”), and SAFE, jointly promulgated a rule entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006.  This new regulation, among other things, has certain provisions that require special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the new regulation does not expressly provide that approval from the CSRC is required for the offshore listing of the SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services.

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

On March 16, 2007, the National People’s Congress of the PRC passed the new Enterprise Income Tax Law (or EIT Law), which took effect on of January 1, 2008. The new EIT Law imposes a unified income tax rate of 25% on all companies established in China. Under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25%.

With the introduction of the EIT Law, China has resumed imposition of a withholding tax (10% in the absence of a bilateral tax treaty or new domestic regulation reducing such withholding tax rate to a lower rate).  Per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China, a Hong Kong company as the investor, which is considered a “non-resident enterprise” under the EIT Law, may enjoy the reduced withholding tax rate of 5% if it holds more than 25% equity interest in its PRC subsidiary.  As China Net HK is the sole shareholder of Rise King WFOE, substantially all of our income will derive from dividends we receive from Rise King WFOE through China Net HK.  When we declare dividends from the income in the PRC, we cannot assure whether such dividends may be taxed at a reduced withholding tax rate of 5% per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China as the PRC tax authorities may regard our China Net HK as a shell company formed only for tax purposes and still deem Rise King WFOE in the PRC as the subsidiary directly owned by us. Based on the Notice on Certain Issues with respect to the Enforcement of Dividend Provisions in Tax Treaties, issued on February 20, 2009 by the State Administration of Taxation, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment.

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

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until a period of time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 35% of our outstanding Common Stock.  Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.  As of April 13, 2012, the closing trade price of our Common Stock was $1.00 per share. As of April 12, 2012, we had approximately 628 shareholders of record of our Common Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $1.04 per share and a high price of $7.00 per share.

The market price of our Common Stock may be volatile.

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility particularly for companies whose primary operations are located in the PRC. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

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

The outstanding warrants and options may adversely affect us in the future and cause dilution to existing stockholders.

We currently have warrants outstanding to purchase up to 3,005,456 shares of our Common Stock. These warrants have a term ranging from three years to five years starting from August 21, 2009 and exercise price ranges from $2.50 to $3.75 per share, subject to adjustment in certain circumstances. We also have common stock options outstanding to purchase up to 54,000 shares of our Common Stock, issued to our independent directors, which will expire on November 30, 2014. The exercise price of these options is $5.00 per share. On November 30, 2011, we also issued common stock options to purchase up to 885,440 shares of our Common Stock in the aggregate to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options is $1.20 per share and these options will expire on November 30, 2021. Exercise of these warrants and options may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these warrants and options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these warrants and options remain outstanding may be adversely affected by the existence of these warrants and options as well.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

The following table summarizes the location of real property we lease.  We do not own any real property.

Item	Address	Leased/Owned
1	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1st Floor	Leased

2	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2nd Floor	Leased

3	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2nd Floor	Leased

4	No. 15 Changzheng Road, Xiaogan City, Hubei Province, PRC, 2nd Floor	Leased

5	No. 15 Changzheng Road, Xiaogan City, Hubei Province, PRC, 3rd Floor	Leased

6	Quanzhou Hangdao Plaza, Baozhou Road, Fengze District, Quanzhou City, Fujian Province, PRC, 4th Floor	Leased

7	Building 2, San Jiang Plaza, Puxi Road, Road, Fengze District, Quanzhou City, Fujian Province, PRC, Room 101	Leased

8	7A-02, Building 2, No.2 Shangdi Xinxi Road, Haidian District, Beijing, PRC	Leased

The properties listed in Items 1, 2 and 3 above are our principal executive offices and are used by all of our business segments.  The properties listed in Items 4 and 5 above are the offices for our operating VIEs, and are primarily used by our internet advertising and TV advertising business segments. The properties listed in Items 6 and 7 above are the offices for our operating VIEs and are primarily used by our brand management and sales channel building business segment. The property listed in Item 7 is used by one of our operating VIEs, and is primarily used by our internet advertising business segment.

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

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Stock Exchange under the symbol “CNET” since September 14, 2010.  Prior to that time, from March 4, 2010 through September 13, 2010, our common stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that, our common stock was quoted on the OTC Bulletin Board (“OTCBB “) under the trading symbol “EMZG”, until August 14, 2009, when our ticker symbol was change to “CHNT”. The last reported price for our common stock on the Nasdaq Global Market on April 13, 2012was $1.00 per share.

The following table shows the high and low bid quotations for our common stock reported by the OTCBB for the period from January 1, 2010 through March 3, 2010, the high and low closing sale prices for our common stock reported by the NYSE AMEX Stock Exchange for the period from March 4, 2010 through September 13, 2010, and the high and low closing sale prices for our common stock reported by the Nasdaq Global Stock Exchange since September 14, 2010. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High	Low
2010	First Quarter	$7.00	$3.50

	Second Quarter	$4.49	$3.10

	Third Quarter	$4.81	$3.35

	Fourth Quarter	$4.53	$3.50

2011	First Quarter	$4.65	$3.25

	Second Quarter	$3.80	$1.34

	Third Quarter	$2.60	$1.11

	Fourth Quarter	$1.32	$1.04

Holders

As of April 12, 2012 there were approximately 628 record holders of our common stock.

Dividends

We have never paid any dividends on our common stock and we plan to retain earnings, if any, for use in the development and growth of our business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from China for the payment of such dividends from the profits of our PRC subsidiary and VIEs.

Securities Authorized for Issuance Under Equity Compensation Plans

Additional information required under this item is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information."

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company (“Growgain”), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us  all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing, communication and brand management and sales channel building services to small and medium companies in China.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. In October 2008, a series of contractual arrangements (the “Contractual Agreements” or the “VIE Agreements) were entered between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and receive 100% of the income earned by the PRC Operating Entities.  In return, Rise King WFOE provides consulting services to the PRC Operating Entities.  In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE.  They have also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities directly.

At the time the above Contractual Agreements were entered into, the sole registered shareholder of Rise King BVI was Mr. Yang Li, who owned 10,000 common stock of Rise King BVI, which constituted all of the issued and outstanding shares of Rise King BVI.  Mr. Yang Li entered into slow-walk agreements with each of the Control Group individuals.  Pursuant to the slow-walk agreements, upon the satisfaction of certain conditions, the Control Group individuals had the option to purchase the 10,000 shares of Rise King BVI (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun, acting as a nominee for Mr. Zhige Zhang) held by Mr. Yang Li, at a purchase price of US$1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group will had the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiaries and affiliates (“ the Group”) will generate at least RMB 100,000,000 of the gross revenue for twelve months commencing on January 1, 2009 and ending on December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group will generate at least RMB 60,000,000 of the gross revenue for six months commencing on January 1, 2010 and ending on June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing on July 1, 2010 and ending on December 31, 2010 (the “Performance Period III”).  Each Control Group individual had the right to purchase one-third of the total number of shares that he or she was eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above.

The Control Group individuals also entered an Entrustment Agreement with Rise King BVI, pursuant to which, based on the 55% equity interest held in the Group, Rise King BVI entrusted the Control Group to manage the Group companies by irrevocably authorizing the Control Group to act on behalf of Rise King BVI, as the exclusive agents and attorneys with respect to all matters concerning Rise King BVI’s Shareholding, during the term of this Agreement. The Control Group also agreed and confirmed that he or she would act in concert with one another when exercising the rights authorized to them in this Agreement. The Entrustment Period commenced on the execution date of the agreement and was effective for a period of ten years, until its termination, as discussed below.

As described above, each of Mssrs. Handong Cheng, and Xuanfu Liu and Ms. Li Sun entered into Share Transfer Agreements (slow-walk agreement) with Mr. Yang Li, the sole shareholder of Rise King BVI, which beneficially owns an aggregate of 7,434,940 shares of the Company’s Common Stock, (the “Subject Shares”). On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, Ms. Li Sun transferred her right to acquire 18% of the shares of Rise King BVI under the Share Transfer Agreement to Mr. Zhige Zhang, the chief financial officer of the Company.  On March 30, 2011, each of Mssrs. Handong Cheng, Xuanfu Liu and Zhige Zhang (the “PRC Persons”) exercised their right to purchase the outstanding stock of Rise King BVI.  On the same date, the Entrustment Agreement originally entered into among Rise King BVI and the Control Group was terminated. As a result of these transactions, the ownership of Rise King BVI was transferred from Mr. Yang Li to the PRC Persons.  Rise King BVI has sole voting and dispositive power over the Subject Shares.  The PRC Persons may be deemed to share voting power over the shares as a result of their collective ownership of all of the outstanding stock of Rise King BVI and are now the controlling shareholders of Rise King BVI.

Pursuant to the above Contractual Agreements, all of the equity owners’ rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, and Rise King WFOE’s ability to extract the profits from the operation of the VIEs, and assume the residual benefits of the VIEs. Because Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, we included the assets, liabilities, revenues and expenses of the VIEs in our consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” subtopic 10.

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

As of the date of the Share Exchange, through a series of contractual agreements, we operate our business in China primarily through Business Opportunity Online and Beijing CNET Online. Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with us or any of our affiliates, invested RMB15,000,000 (approximately US$2,356,749) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in ShenZhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. Therefore, as of December 31, 2011, Shenzhen Mingshan was an equity investment affiliate of ours.

             On December 6, 2010, through our wholly-owned subsidiary, Rise King WFOE, we entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under PRC laws in December 2009. The contractual arrangements that we entered into with Shanghai Jing Yang allow us, through Rise King WFOE, to, among other things, secure significant rights to influence Shanghai Jing Yang’s business operations, policies and management, approve all matters requiring shareholder approval, and receive 100% of the income earned by Shanghai Jing Yang. From the date of incorporation until December 6, 2010, Shanghai Jing Yang did not conduct any business activities. Therefore, Shanghai Jing Yang’s accounts were included in our consolidated financial statements with no goodwill recognized in accordance with ASC Topic 810 “Consolidation”.

 On December 8, 2010, Shanghai Jing Yang acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for cash consideration of RMB 7,350,000 (approximately US$1,154,807). In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang for cash consideration equal to the consideration paid when it acquired the 49% equity interest in December 2010.

We, through one of our VIEs, Beijing CNET Online, entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire a 100% equity interest in Quanzhou Zhi Yuan and a 51% equity interest in Quanzhou Tian Xi Shun He, for a cash consideration of RMB9,500,000 (approximately US$1,492,608) and RMB7,500,000 (approximately US$1,178,374), respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty SMEs focused primarily in the sportswear and clothing industry. In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest holders of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest of Quanzhou Tian Xi Shun He for a cash consideration of RMB7,200,000 (approximately US$1,131,239). On June 27, 2011, this transaction was approved by, and registered with, the relevant PRC government authorities of Quanzhou City, Fujian Province of PRC. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online.

On January 28, 2011, one of our VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is primarily engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of our VIEs, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Business Opportunity Online and the co-founding individual owned 51% and 49% of the equity interests of Beijing Chuang Fu Tian Xia, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established company.  Beijing Chuang Fu Tian Xia is primarily engaged in providing and operating internet advertising, marketing and communication services to SMEs through the websites associated the above mentioned domain names.

On April 18, 2011, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two independent third party investors, who were not affiliated with us or any of our affiliates, invested RMB10,000,000 (approximately US$1,571,166) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5% and we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of December 31, 2011, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

On July 1, 2011, Quanzhou Zhi Yuan formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). Xin Qi Yuan Hubei is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, Quanzhou Tian Xi Shun He formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). Mu Lin Sen Hubei is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, Business Opportunity Online Hubei, together with an individual who is not affiliated with us, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”).  Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Sheng Tian Hubei, respectively. Sheng Tian Hubei is primarily engaged in computer system design, development and promotion, software development and promotion, and providing the related technical consultancy services.

On September 5, 2011, Business Opportunity Online Hubei formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). Business Opportunity Online Chongqing is primarily engaged in internet advertisement design, production and promulgation.

On December 15, 2011, Business Opportunity Online Hubei entered into an equity transfer agreement with Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”) and its shareholders, to acquire a 51% equity interest in Sou Yi Lian Mei for a cash consideration of RMB51,600,000 (approximately US$8,107,216). Sou Yi Lian Mei is based in Beijing, China, and is primary engaged in providing online advertising and marketing services. Sou Yi Lian Mei operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”). On December 20, 2011, the transaction was approved by, and registered with, the relevant local PRC government authorities of Beijing, the PRC. Sou Yi Lian Mei became a majority-owned subsidiary of Business Opportunity Online Hubei.

Through our PRC operating subsidiary and VIEs, we are one of China’s leading B2B fully integrated internet service providers for expanding SMEs’ sales networks in China and our services primarily include proprietary internet and advertising technologies which prepare and publish rich media enabled advertising and marketing campaigns for clients on the Internet, television and other valued added communication channels, host mini-sites with online messaging and consulting functionalities, generate effective sales leads and provide online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China. Our multi-channel advertising and promotion platform consists of the websites www.28.com (“28.com”), www.liansuo.com (“liansuo.com”), www.chuangye.com (“chuangye.com”) and www.sooe.cn (“sooe.cn”), our Internet advertising portals, ChinaNet TV, our TV production and advertising unit, our bank kiosk advertising unit, which is primarily used as an advertising platform for clients in the financial services industry and will be further utilized as an additional value-added communication channel for SME clients and our brand management and sales channel building services unit.

Basis of presentation, critical accounting policies and management estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) and include the accounts of our Company, and all of our subsidiaries and VIEs.  We prepare financial statements in conformity with U.S.GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2011	2010
Balance sheet items, except for equity accounts	6.3647	6.6118

	For the Year ended December 31,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.4735	6.7788

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

Deconsolidation

We accounted for deconsolidation of subsidiaries in accordance with ASC Topic 810 “Consolidation”.

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

Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary

We accounted for changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary in accordance with ASC Topic 810 “Consolidation”, subtopic 10, which requires the transaction be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss shall be recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent and reallocated the subsidiary’s accumulated comprehensive income, if any, among the parent and the noncontrolling interest through an adjustment to the parent’s equity.

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

We adopt ASC Topic 740 “Income taxes” and use liability method to account for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets, if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date.

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the year ended December 31, 2011 and 2010, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We were incorporated in the State of Nevada.  Under the current laws of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the year ended December 31, 2011 and 2010, or any prior periods.  We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the year ended December 31, 2011 and 2010, or any prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us.  Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. After fiscal year 2013, the applicable income tax rate of Rise King WFOE will be 25% under the current EIT law of PRC. Therefore, for the year ended December 31, 2011 and 2010, the applicable income tax rate for Rise King WFOE was 12.5% and nil%, respectively.

•
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate, which is 15% to 7.5% for the following three years from fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) of PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online re-applied its qualification for a High and New Technology Enterprise in 2008 to the related PRC regulatory authorities. With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was approved again by the local tax authorities to be entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations, as it was established in December 2004 and qualified as a High and New Technology Enterprises under the previous EIT laws in 2005. After the expiration of the current tax holiday as of December 31, 2010, the applicable income tax rate of Business Opportunity Online increased to 15%, the standard preferential income tax rate for a High and New Technology Enterprise. Therefore, for the year ended December 31, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was 15% and 7.5%, respectively. Business Opportunity Online’s High and New Technology Enterprise certificate will expire on September 4, 2012 and subject to an administrative review by the relevant PRC governmental regulatory authorities for obtaining the renewed certificate. As confirmed with the local tax authorities of Beijing, the PRC, if Business Opportunity Online fails to pass the administrative review, the enacted tax rate will be increased to 25% starting from January 1, 2012. Business Opportunity Online assessed the situation and concluded that more likely than not it will be able to pass this administrative review and continue to enjoy the 15% preferential income tax rate as a High and New Technology Enterprise.

•
Business Opportunity Online Hubei, Hubei CNET and Zhao Shang Ke Hubei were all incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. These operating entities have been approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, the income tax expenses under the deemed income tax method is calculated as 2.5% of the total revenue recognized for the year ended December 31, 2011 for each of these operating entities.  In December 2011, the local tax authorities of these operating entities informed the Company, that they will cancel the current applicable deemed income tax method for computation of income tax expenses starting from January 1, 2012 for these entities, but may refund certain amount of the income tax paid by these operating entities as an local subsidy to these entities. Therefore, the applicable income tax rate for these operating entities will be 25% starting from January 1, 2012.

•	The applicable income tax rate for the rest of our PRC operating entities was 25% for the years ended December 31, 2011 and 2010.

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

For the year ended December 31, 2011 and 2010, all of the preferential income tax treatments enjoyed by our PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where our respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online, Business Opportunity Online Hubei, Hubei CNET and Zhao Shang Ke Hubei were most affected by these preferential income tax treatments within the structure of us. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2.	Business tax and relevant surcharges

Revenue of advertisement services are subject to 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to 5.5% business tax.  Business tax charged was included in cost of sales.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08 — “Intangibles — Goodwill and Other”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the provisions in ASU 2011-08 will have no material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 — “Comprehensive Income”. The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to consider the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The adoption of the provisions in ASU 2011-12 will have no material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial position and results of operations upon adoption.

A.	RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Year ended December 31,
	2011	2010
	US$	US$

Sales	$28,105	$40,423
From unrelated parties	626	1,164
From related parties	28,731	41,587

Cost of sales	12,027	18,970

Gross margin	16,704	22,617

Operating expenses
Selling expenses	3,506	3,403
General and administrative expenses	7,904	3,460
Research and development expenses	2,132	907
	13,542	7,770

Income from operations	3,162	14,847

Other income (expenses)
Changes in fair value of warrants	-	1,861
Changes in fair value of contingent consideration receivables	(70)	-
Interest income	13	13
Gain on deconsolidation of subsidiaries	925	-
Other income	5	6
	873	1,880

Income before income tax expense, equity method investments and noncontrolling interests	4,035	16,727
Income tax expense	1,035	352
Income before equity method investments and noncontrolling interests	3,000	16,375
Share of losses in equity investment affiliates	(219)	-
Net income	2,781	16,375
Net loss attributable to noncontrolling interests	214	214
Net income attributable to ChinaNet Online Holdings, Inc.	2,995	16,589
Dividend of Series A convertible preferred stock	(407)	(794)
Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$2,588	$15,795

Earnings per share
Earnings per common share
Basic	$0.14	$0.94
Diluted	$0.14	$0.79

Weighted average number of common shares outstanding:
Basic	18,545,609	16,778,176
Diluted	18,759,240	20,896,061

NON-GAAP MEASURES

To supplement the audited consolidated statement of income and comprehensive income presented in accordance with GAAP, we are also providing non-GAAP measures of income from operations, income before income tax expenses, net income, net income attributable to us, net income attributable to our common stockholders and basic and diluted earnings per share for the year ended December 31, 2011 and 2010, which are adjusted from results based on GAAP to exclude the non-cash gain and expenses recorded, which related to the gain on deconsolidation of subsidiaries, the related deferred income tax expenses, changes in fair value of contingent consideration receivables related to the “make-good” provisions upon acquisition of VIEs, and non-cash share-based compensation expenses recognized for the restricted stock and common stock purchase options issued to our management, directors and employees on November 30, 2011 for the year ended December 31, 2011, and the non-cash gain recorded for the fair value changes of the warrants we issued in our August 2009 financing for the year ended December 31, 2010. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We use both GAAP and non-GAAP information in evaluating our operating business results internally and therefore deemed it important to provide all of this information to investors.

The following table presents reconciliations of our non-GAAP financial measures to the audited consolidated statements of income and comprehensive income for the years ended December 31, 2011 and 2010 (all amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Year Ended December 31,
	2011		2010
	GAAP	NON GAAP	GAAP	NONGAAP
	US$	US$	US$	US$

Gross Profit	$16,704	$16,704	$22,617	$22,617

Operating expenses
Selling expenses	3,506	2,827	3,403	3,403
General and administrative expenses	7,904	6,647	3,460	3,460
Research and development expenses	2,132	1,461	907	907
	13,542		7,770	7,770
		10,935

Income from operations	$3,162		$14,847	14,847
Adjusted income from operations		$5,769

Other income (expenses):
Changes in fair value of warrants	-	-	1,861	-
Changes in fair value of contingent consideration receivables	(70)	-	-	-
Interest income	13	13	13	13
Gain on deconsolidation of subsidiaries	925	-	-	-
Other income	5	5	6	6
	873		1,880
		18		19
Income before income tax expense, equity method investments and noncontrolling interests	4,035		16,727
Adjusted income before income tax expense, equity method investments and noncontrolling interests		5,787		14,866
Income tax expense	1,035	827	352	352

Income before equity method investments and noncontrolling interests	3,000		16,375
Adjusted income before equity method investments and noncontrolling interests		4,960		14,514
Share of losses in equity investment affiliates	(219)	(219)	-	-
Net income	2,781		16,375
Adjusted net income		4,741		14,514
Net loss attributable to noncontrolling interest	214	214	214	214
Net income attributable to ChinaNet Online Holdings, Inc.	2,995		16,589
Adjusted net income attributable to ChinaNet Online Holdings, Inc.		4,955		14,728
Dividend for series A convertible preferred stock	(407)	(407)	(794)	(794)
Net income attributable to common shareholders of ChinaNet Online	$2,588		$15,795
Adjusted net income attributable to common shareholders of ChinaNet Online		$4,548		$13,934

Earnings per common share-Basic	$0.14		$0.94
Adjusted earnings per common share-Basic		$0.25		$0.83
	$0.14
Earnings per common share-Diluted			$0.79
Adjusted earnings per common share-Diluted		$0.24		$0.70

Weighted average number of common shares outstanding:
Basic	18,545,609	18,545,609	16,778,176	16,778,176
Diluted	18,759,240 (1)	20,384,766 (2)	20,896,061	20,896,061

(1)
For the year ended December 31, 2011, the effect of the 1,625,526 incremental shares resulted from assumed conversion of the convertible preferred stock was not included, because its effect was anti-dilutive under GAAP measures.

(2)
For the year ended December 31, 2011, the effect of the 1,625,526 incremental shares resulted from assumed conversion of the convertible preferred stock was included, because the effect was dilutive for not including the non-cash gain and expenses related to the non-recurring transactions incurred under NON-GAAP measures.

REVENUE

Beginning on January 1, 2011, we combined the Internet Advertisement Resources Reselling segment and the Internet Information Management segment with the Internet Advertisement segment, due to the fact that the relative percentages of these two combined segments’ financial performance were immaterial and will continue to be immaterial to our consolidated financial results going forward. Certain prior period amounts have been re-grouped to conform to the current period presentation.  As a result of the acquisition of Quanzhou Zhi Yuan, Quanzhou Tianxi Shun He and the launch of Zhao Shang Ke Hubei, we also now operate in an additional reportable business segment, Brand Management and Sales Channel Building.

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2011		2010
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$15,359	53.4%	$14,685	35.3%
Technical services	4,622	16.1%	13,878	33.4%
TV advertisement	6,434	22.4%	12,493	30.0%
Bank kiosks	487	1.7%	531	1.3%
Brand management and sales channel building	1,829	6.4%	-	-%
Total	$28,731	100%	$41,587	100%

	Year ended December 31,
	2011		2010
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$15,359	100%	$14,685	100%
—From unrelated parties	14,947	97%	14,342	98%
—From related parties	412	3%	343	2%
Technical services	4,622	100%	13,878	100%
—From unrelated parties	4,451	96%	13,064	94%
—From related parties	171	4%	814	6%
TV advertisement	6,434	100%	12,493	100%
—From unrelated parties	6,434	100%	12,486	99.9%
—From related parties	-	-%	7	0.1%
Bank kiosks	487	100%	531	100%
—From unrelated parties	487	100%	531	100%
—From related parties	-	-%	-	-%
Brand management and sales channel building	1,829	100%	-	-%
—From unrelated parties	1,786	98%	-	-%
—From related parties	43	2%	-	-%
Total	$28,731	100%	$41,587	100%
—From unrelated parties	28,105	98%	$40,423	97%
—From related parties	626	2%	$1,164	3%

Total Revenues: Our total revenues decreased to US$28.7 million for the year ended December 31, 2011 from US$41.6 million for the year ended December 31, 2010, representing a 31% decrease.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and by providing the related technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties.  We also derive revenue from the sale of advertising time purchased from different TV programs. We report our advertising service revenues between related and unrelated parties because historically approximately 3%-5% of our advertising service revenues came from clients related to certain shareholders of our PRC operating entities. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. In fiscal year of 2011, we continued to execute our strategy of focusing on internet advertising and marketing business and the related value-added technical services, which constituted approximately 70% of our total net revenue and achieved gross margins of 69% for the year ended December 31, 2011, as compared to 69% of the total net revenue and 76% of the gross margin achieved for the same period of last year.

Our advertising service revenues are recorded net of any sales discounts.  Sales discounts include volume discounts and other customary incentives offered to our small and medium-sized franchise and merchant clients, including providing them with additional advertising time for their advertisements if we have unused space available on our websites and represent the difference between our official list price and the amount we actually charge our clients. We typically sign service contracts with our small and medium-sized franchisor and other clients that require us to place the advertisements on our portal websites in specified locations on the sites and for agreed periods; and/or place the advertisements onto our purchased advertisement time during specific TV programs for agreed periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients.

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

The tables below summarize the revenues, cost of sales, gross margin and net income generated from each of our VIEs and subsidiaries for the year ended December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter-company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		4,451		171		-		4,622
Business Opportunity Online and subsidiaries		20,191		455		-		20,646
Beijing CNET Online and subsidiaries		3,460		-		14		3,474
Shanghai Jing Yang		3		-		-		3
Inter-co., elimination		-				(14)		(14)
Total revenue		28,105		626		-		28,731

For the year ended December 31, 2011:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		254		4,368
Business Opportunity Online and subsidiaries		9,980		10,666
Beijing CNET Online and subsidiaries		1,807		1,667
Shanghai Jing Yang		-		3
Inter-co., elimination		(14)		-
Total		12,027		16,704

For the year ended December 31, 2011:

Name of subsidiary or VIE	Net Income
	$	(’000)

Rise King WFOE		594
Business Opportunity Online and subsidiaries		5,935
Beijing CNET Online and subsidiaries		(113)
Shanghai Jing Yang		27
ChinaNet Online Holdings, Inc.		(3,662)
Total net income before allocation to the noncontrolling interest		2,781

For the year ended December 31, 2010:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter-company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		13,064		814		596		14,474
Business Opportunity Online		16,931		343		-		17,274
Beijing CNET Online		10,428		7		-		10,435
Inter-co., elimination		-		-		(596)		(596)
Total revenue		40,423		1,164		-		41,587

For the year ended December 31, 2010:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		681		13,793
Business Opportunity Online		8,395		8,879
Beijing CNET Online		9,890		545
Inter-co., elimination		-		(596)
Shenzhen Mingshan		4		(4)
Total		18,970		22,617

For the year ended December 31, 2010

Name of subsidiary or VIE	Net Income
	$	(’000)

Rise King WFOE		12,149
Business Opportunity Online		3,923
Beijing CNET Online		24
Shenzhen Mingshan		(436)
ChinaNet Online Holdings, Inc.		(1,146)
Changes in fair value of warrant		1,861
Total net income before allocation to the noncontrolling interest		16,375

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit, when making decisions about allocating resources and assessing performance.

•
Internet advertising revenues for the year ended December 31, 2011 were approximately US$15.4 million as compared to US$14.7 million for the same period in 2010, representing an increase of 5%. The increase in internet advertising revenue was primarily due to a slight increase in the overall average spending of our internet advertising customers in 2011 as compared to 2010. Although our clients reduced their total advertising spending, most of them retained their basic advertising service and reduced their subscription on value-added technical services in response to the economic downturn in the PRC that began in the second half of 2011. In the meantime, we gradually gained some new clients as a result of the efforts we made in some new cities through our newly formed operating entities. However, their contribution to our revenue was limited in 2011. We also have gradually gained new clients on liansuo.com and presently there are approximately 4,000 clients listed on the site on a free trial period.  While clients were using liansuo.com for free, it further expanded our exposure to larger clients, providing a new array of income source.

•
Revenues generated from technical services offered by Rise King WFOE were US$4.6 million for the year ended December 31, 2011, as compared to US$13.9 million for the same period in 2010. Due to the Chinese government’s monetary policy of increasing interest rates and tightening the money supply, and other economic difficulties that unexpectedly began in the second quarter of 2011, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly in response to the overall economic situation in China. The decrease in our internet advertising related technical services revenue for the year ended December 31, 2011 as compared with the same period in 2010 was primarily due to a decrease in the average revenue per client by approximately 50%.  In addition, some of our clients terminated the subscription of these services in the second half of 2011.

•
We had a 49% decrease in TV advertising revenue to US$6.4 million for the year ended December 31, 2011 from US$12.5 million for the same period in 2010.  We generated this US$6.4 million of TV advertising revenue by selling approximately 6,040 minutes of advertising time that we purchased from different provincial TV stations as compared with approximately 14,420 minutes of advertising time that we sold in the same period of 2010.  The decrease in revenue we generated from the TV advertisement segment for the year ended December 31, 2011 as compared to the same period in 2010 were a direct result of the decrease of approximately 8,380 total minutes of TV advertising time sold in the year of 2011 as compared to 14,420 minutes sold in 2010. Increases in demand for TV advertising were relatively limited due to much higher cost as compared to other advertising channels, such as Internet advertising and print advertising, which resulted in lower demand from our customers for this service. Beginning in the middle of the fiscal year 2010, due to the increase in the cost per minute charged by the TV stations, which cost was passed on to our end customers, our clients’ demand for the TV advertising service decreased significantly. We had to decrease our selling price in order to sell all of the TV minutes purchased from the TV stations, which led to a low gross profit margin of approximately 4% for this segment for the year ended December 31, 2010. In response to this decreased demand, for the year ended December 31, 2011, we reduced the business scope of the TV division, which was integrated into our overall advertising and marketing platform and provided to the existing Internet client base as one of the additional communication channels.  We only kept a limited quantity of TV time slots with a relatively lower cost per minute, which led to more affordable prices for our customers and to a better match for our customers’ needs and cost budgets. Accordingly, along with the gradual increase in our selling price during 2011 as compared to 2010, the gross profit margin of this segment improved significantly for the year ended December 31, 2011 to approximately 19% as compared with 4% for the prior year. We will continue to monitor the demand from our customers for this segment, and purchase additional TV advertisement time, if necessary.

•
For the year ended December 31, 2011, we earned approximately US$0.49 million of revenue from the bank kiosk business segment as compared to approximately US$0.53 million for the same period in 2010. The bank kiosk advertising business is still in the very early stages of development and many details still need to be further analyzed and finalized before we allocate more capital to this business unit. It was not a significant contributor to revenue for either the year ended December 31, 2011 or 2010. Management currently believes that this business is unlikely to expand and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

•
As a result of the acquisition of Quanzhou Zhi Yuan, Quanzhou Tian Xi Shun He and the launch of Zhao Shang Ke Hubei, we operated our business in one more reportable business segment, Brand management and sales channel building segment.  For the year ended December 31, 2011, we provided this service to approximately 60 customers and achieved approximately US$1.8 million of revenue from this segment. Upon deconsolidation of Zhao Shang Ke Hubei in December 2011, only Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He’s revenue will be included in this segment in the future periods.

Cost of revenues

Beginning on January 1, 2011, we combined the Internet Advertisement Resources Reselling segment and the Internet Information Management segment with the Internet Advertisement segment, due to the fact that the relative percentage of these two combined segments’ financial performances were immaterial and will continue to be immaterial to our consolidated financial results going forward. Certain prior period amounts have been re-grouped to conform to the current period presentation.  As a result of the acquisition of Quanzhou Zhi Yuan, Quanzhou Tianxi Shun He and the launch of Zhao Shang Ke Hubei, we operate in an additional reportable business segment, Brand Management and Sales Channel Building.

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2011			2010
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$15,359	6,033	61%	$14,685	$6,266	57%
Technical service	4,622	254	95%	13,878	613	95%
TV advertisement	6,434	5,233	19%	12,493	11,974	4%
Bank kiosk	487	42	91%	531	45	92%
Brand management and sales channel building	1,829	465	75%	-	-	-%
Others	-	-	-	-	72	N/A
Total	$28,731	$12,027	58%	$41,587	$18,970	54%

Cost of revenues: Our total cost of revenues decreased to US$12.0 million for the year ended December 31, 2011 from US$19.0 million for the same period in 2010. This was mainly due to the decrease in costs associated with our TV advertisement business segment, which was in line with the decrease in our TV advertisement revenue.  Our cost of revenues related to the offering of our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services and business taxes and surcharges.

•
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for approximately 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, such as: Baidu, Google and Tecent (QQ). Our purchasing of these internet resources in large volumes for ultimate use by our customers allowed us to negotiate discounts with our suppliers. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites.  For the years ended 2011 and 2010, our total cost of sales for internet advertising was US$6.0 million and US$6.3 million, respectively. The decrease in our cost of sales for internet advertising revenue was mainly due to a decreased volume of internet resources that we purchased to match the decreasing demands, and such decreases were partially offset by the increase in the purchase price of such resources as compared in 2010.

•
Beginning in December 2009, our WFOE began providing a number of value added technical services to our internet advertisement customers. The direct cost of sales for the WFOE’s technical services revenue recognized by our WFOE was primarily the PRC business tax expenses, which was approximately 5% of the total technical service revenue recognized by Rise King WFOE. The decrease in the business tax expenses incurred by our WFOE in 2011 was in line with the decrease in the technical services revenue earned by our WFOE in 2011 as compared to that in 2010.

•
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients.  Our TV advertisement time cost was approximately US$5.2 million and US$12.0 million for the years ended December 31, 2011 and 2010, respectively. The significant decrease in our total TV advertisement time cost in year 2011 was mainly due to the decrease of the approximately 8,380 total minutes we purchased and resold in year 2011 as compared to year 2010. However, our gross profit margin for this segment increased to 19% for the year ended December 31, 2011 as compared to 4% for the same period of 2010.  This improvement was primarily due to the efficiency of purchasing TV time on a more cost effective basis while simultaneously matching our customers’ needs. In addition, we only kept the TV advertising time from the stations that can be purchased on a more affordable cost basis as compared with the selling price that our customers can afford.

•
Cost recognized for Brand management and sales channel building business segment mainly consisted of director labor cost for providing these services to our customers and the related business tax and surcharges.

Gross Profit

As a result of the foregoing, our gross profit was US$16.7 million for the year ended December 31, 2011 as compared to US$22.6 million for the same period in 2010.  Along with the improvement of the gross profit margin of our TV advertisement segment and the gross profit generated from our newly established business segment, Brand management and sales channel building, our overall gross margin increased to 58% for the year ended December 31, 2011 as compared with 54% for the same period in 2010.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Years ended December 31,
	2011		2010
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$28,731	100%	$41,587	100%
Gross Profit	16,704	58%	22,617	54%
Selling expenses	3,506	12%	3,403	8%
General and administrative expenses	7,904	28%	3,460	8%
Research and development expenses	2,132	7%	907	2%
Total operating expenses	13,542	47%	$7,770	19%

Operating Expenses:   Our operating expenses increased to US$13.5 million for the year ended December 31, 2011 from US$7.8 million for the same period of 2010.

•
Selling expenses: Selling expenses increased to US$3.5 million for the year ended December 31, 2011 from US$3.4 million for the same period of 2010.  Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses and communication expenses of our sales department.  For the year ended December 31, 2011, the change in our selling expenses was mainly due to the following reasons: (1) the increase in the share-based compensation expenses in relation to the restricted stock and common stock purchase options issued to members of our sales department of approximately US$0.68 million; (2) the increase in staff salary, bonus, benefit expenses and other general selling expenses, such as entertainment expenses, travelling expenses and communication expenses of approximately US$0.08 million, due to expansion of our sales department through newly formed and acquired VIEs in 2011; and (3) our brand development advertising expenses for our advertising web portals decreased by approximately US$0.65 million. We do not believe that brand-building expenses will continue to be a significant portion of our selling expenses on a going-forward basis, because, through the investment we made in brand building over the last three years, we have achieved our expected results.  Our key advertising web portal, 28.com has brand recognition as one of the most popular Chinese internet portals providing advertising and marketing services and other value-added services to SMEs, particularly for small and medium-sized franchisors, in the PRC.  Beginning in fiscal year 2010, management decided to gradually reduce such costs due to the significant increase in the costs of TV advertising.

•
General and administrative expenses: General and administrative expenses increased to US$7.9 million for the year ended December 31, 2011 as compared to US$3.5 million for the same period in 2010.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The change in our general and administrative expenses for the year ended December 31, 2011 was mainly due to the following reasons: (1) the increase in the share-based compensation expenses in relation to the restricted stock and common stock purchase options issued to our management, directors and employees on November 30, 2011, of approximately US$1.26 million; (2) the increase in the bad debts provision of approximately US$2.58 million, which related to the account receivable balances of our internet advertising and the related technical services business segments, which had an aging over 6 to 9 months and the overdue contract execution deposits related to our TV advertising segment; (3) the increase in the amortization expenses related to the intangible assets identified in the acquisitions of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He of approximately US$0.37 million; (4) the decrease of general and administrative expenses of Shenzhen Mingshan, which was deconsolidated from us in early 2011 of approximately US$0.27 million; and (5) the increase in salary expenses and other general administrative expenses of the newly formed and acquired VIEs in 2011 of approximately US$0.44 million.

•
Research and development expenses: Research and development expenses increased to US$2.1 million for the year ended December 31, 2011 from US$0.9 million for the same period of 2010.  Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase in our research and development expenses for the year ended December 31, 2011 was mainly due to the following reasons: (1) the increase in the share-based compensation expenses in relation to the restricted stock and common stock purchase options issued to members of our research and development department of approximately US$0.67 million; (2) the increase in the amortization expenses of cloud-computing based software technologies we acquired in 2011 of approximately US$0.07 million; and (3) the increase of salary, staff benefit expenses and other R&D expenses of approximately US$0.46 million due to expansion of our research and development department in 2011. We expect that our research and development expenses will increase in future periods as we continue to expand, optimize and enhance the technology of our portal websites, upgrade our advertising and internet management software and develop our cloud-computing based management tools. In the next three to five years, we expect our research and development expenses to be within the range of four percent to six percent of our total revenues.

Operating Profit: As a result of the foregoing, our operating profit decreased to US$3.2 million for the year ended December 31, 2011 from US$14.8 million for the same period of 2010.

Changes in Fair Value of Warrants: We originally accounted for our warrants issued to investors and placement agent in our August 2009 financing as derivative liabilities under ASC Topic 815 “Derivatives and Hedging”, because it contains a “Down-round” protection that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants. The “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period. On March 29, 2010, we and the holders of the Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the investor and placement agent warrants removes the “Down-round protection” rights.  In addition, the amendment to the warrants added a provision to grant the holders of a majority of the warrants an approval right until December 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the warrants.   As a result of this amendment, the Warrants issued in the August 2009 financing were qualified as indexed to our own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance with ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, we re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$7.7 million and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability for the year ended December 31, 2010, which was approximately US$1.86 million was recorded in earnings for the year ended December 31, 2010.

Changes in Fair Value of Contingent Consideration Receivables: According to the acquisition agreements we entered into with Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, if audited pretax profit for 2011 and 2012 increases by less than 30% compared to that of the prior year, the sellers shall compensate us for the difference between the target pretax profit and actual results achieved in cash. Fair value of the contingent consideration receivable as of the respective acquisition date of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He was approximately US$0.05 million and US$0.06 million, respectively. As Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He have both achieved their respective target pre-tax profit for the year ended December 31, 2011, they will not compensate us any cash in accordance with the acquisition agreement. We reassessed the fair value of these contingent consideration receivables as of December 31, 2011 for the respective make good arrangement of these acquirees for the year ended December 31, 2012, based on their respective historical performance and other relevant assumptions. The changes in the fair value of these contingent consideration receivables of approximately US$0.07 million for the year ended December 31, 2011 was included in our consolidated statement of income and comprehensive income.

Gain on deconsolidation of subsidiaries: The deconsolidation of Shenzhen Mingshan and Zhao Shang Ke Hubei that occurred on January 6, 2011 and December 29, 2011, respectively, were accounted for in accordance with ASC Topic 810 “Consolidation”.  We recognized a gain of approximately US$0.23 million upon deconsolidation of Shenzhen Mingshan and a gain of approximately US$0.69 million upon deconsolidation of Zhao Shang Ke Hubei in our consolidated statements of income and comprehensive income for the year ended December 31, 2011, with a corresponding increase to the carrying value of the investment in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively, in our consolidated balance sheet.  These deconsolidation gains represented the excess of the fair value of our retained equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei over its respective carrying value as of the respective date of deconsolidation.

Income before income tax expense, equity method investments and noncontrolling interests:  As a result of the foregoing, our income before income tax expenses, equity method investment and noncontrolling interest decreased to US$4.0 million for the year ended December 31, 2011 from US$16.7 million for the same period in 2010.

Income Tax expenses: We recognized an income tax expense of approximately US$1.04 million and US$0.35 million for the year ended December 31, 2011 and 2010, respectively. The increase in income tax expenses was mainly due to the increase in the effective income tax rates of our PRC operating entities, Business Opportunity Online and Rise King WFOE for the year ended December 31, 2011 as compared to those for the same period of 2010, due to expiration of the tax holidays. For fiscal year 2011, the applicable income tax rate for Business Opportunity Online and Rise King WFOE were 15% and 12.5%, respectively. For fiscal year 2010, the applicable income tax rates for these two operating entities were 7.5% and nil%, respectively. For the year ended December 31, 2011, our income tax expenses also included an approximately US$0.21 million deferred income tax expenses in relation to the approximately US$0.93 million gain on deconsolidation of subsidiaries recognized for the year ended December 31, 2011, an approximately US$0.09 million deferred income tax benefit in relation to the approximately US$0.37 million amortization expenses of the intangible assets identified upon acquisition of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He for the year ended December 31, 2011 and an approximately US$0.09 million deferred income tax benefit in relation to the approximately US$0.36 million net operating loss carry forward incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Income before equity method investments and noncontrolling interests: As a result of the foregoing, our income before equity method investment and noncontrolling interest decreased to US$3.0 million for the year ended December 31, 2011 from US$16.4 million for the same period of 2010.

Share of earnings (losses) in equity investment affiliates: We acquired a 49% equity interest in Beijing Yang Guang in December 2010. In August 2011, we transferred our 49% equity interest in Beijing Yang Guang to its majority shareholder. Our pro-rata share of earnings recognized in the aggregate for the period when we held the 49% equity interest in Beijing Yang Guang was approximately US$0.03 million, which was received as distribution of earnings from Beijing Yang Guang in early November 2011. Shenzhen Mingshan used to be 51% owned by one of our operating VIEs and was a consolidated entity of our company from its date of incorporation through January 6, 2011.  On January 6, 2011, an independent third party investor invested RMB15,000,000 (approximately US$2,356,749) to Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan, and our share of equity interest decreased from 51% to 20.4% accordingly. Shenzhen Mingshan then became an equity investment affiliate of ours.  Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan immediately after the deconsolidation, which was approximately US$0.25 million for the year ended December 31, 2011 with a corresponding decrease to the carrying value of long term investment in Shenzhen Mingshan.  Given the foregoing, net amount recognized as share of losses in equity investment affiliates was approximately US$0.22 million for the year ended December 31, 2011.

Net Income: As a result of the foregoing, our net income decreased to US$2.8 million for the year ended December 31, 2011 from US$16.4 million for the same period of 2010. Excluding the non-cash gain recognized for deconsolidation of subsidiaries of approximately US$0.93 million, the related deferred income tax expenses of approximately US$0.21 million, the non-cash expenses of share-based compensation recognized for the restricted stock and common stock purchase options issued on November 30, 2011 of approximately US$2.6 million and the non-cash charge of the changes in fair value of the contingent consideration receivables of approximately US$0.07 million for the year ended December 31, 2011; and the non-cash gain in relation to the changes in fair value of warrants of US$1.86 million for the year ended December 31, 2010, we achieved adjusted Non-GAAP net income amounting to US$4.7 million and US$14.5 million for the years ended December 31, 2011 and 2010, respectively.

Loss attributable to noncontrolling interest: Shenzhen Mingshan was 51% owned by Business Opportunity Online upon incorporation until it was deconsolidated from us in January 2011. Quanzhou Tian Xi Shun He was 51% owned by Beijing CNET Online upon acquisition before it became a wholly-owned subsidiary of Beijing CNET Online in June 2011. Zhao Shang Ke Hubei was 51% owned by Business Opportunity Online Hubei upon incorporation until it was deconsolidated from us in December 2011. Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. Accordingly, net losses incurred by these entities during the period when they were majority-owned subsidiaries of our PRC VIEs were allocated between their respective shareholders based on their respective percentage of the ownership in these entities for the year ended December 31, 2011 and 2010.  For the year ended December 31, 2011, the net losses allocated to the noncontrolling interest of Quanzhou Tian Xi Shun He, Zhao Shang Ke Hubei, Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were approximately US$0.21 million. For the year ended December 31, 2010, net loss allocated to the noncontrolling interest of Shenzhen Mingshan was also approximately US$0.21 million.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income as adjusted by the net loss attributable to the noncontrolling interest shareholders as discussed above yields the net income attributable to ChinaNet Online Holdings, Inc. Our net income attributable to ChinaNet Online Holdings, Inc. decreased to US$3.0 million for the year ended December 31, 2011 from US$16.6 million for the same period of 2010. Adjusted Non-GAAP net income attributable to ChinaNet Online Holdings, Inc. which excludes the previously discussed non-cash gains or expenses recognized for non-recurring transactions for the year ended December 31, 2011 and 2010, was approximately US$5.0 million and US$14.7 million for the year ended December 31, 2011 and 2010, respectively.

Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share outstanding within each of the reporting period. The cash dividends we accrued for the Series A convertible preferred stock were approximately US$0.41 million and US$0.79 million for the years ended December 31, 2011 and 2010, respectively.

Net income attributable to ChinaNet’s common shareholders: Net income attributable to ChinaNet’s common shareholders represents the net income after allocation to noncontrolling interests minus the cash dividend accrued for Series A convertible preferred stock. Our net income attributable to ChinaNet’s common shareholders decreased to US$2.6 million for the year ended December 31, 2011 from US$15.8 million for the same period of 2010. Adjusted Non-GAAP net income attributable to ChinaNet’s common shareholders, which excludes the previously discussed non-cash gains or expenses recognized for non-recurring transactions, was approximately US$4.5 million and US$13.9 million for the years ended December 31, 2011 and 2010, respectively.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.   As of December 31, 2011, we had cash and cash equivalents of approximately US$10.7 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advance payment to TV advertising slots and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies to enhance the functionality of the management tools provided by our advertising portals and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from our operating activities generated in prior years.

The following table provides detailed information about our net cash flow for the periods indicated:

	Year ended December 31,
	2011	2010
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	$(603)	$11,582
Net cash used in investing activities	(6,084)	(9,373)
Net cash provided by/(used in) financing activities	1,482	(767)
Effect of foreign currency exchange rate changes on cash	310	231
Net (decrease)/increase in cash and cash equivalents	$(4,895)	$1,673

Net cash (used in)/provided by operating activities:

For the year ended December 31, 2011, our net cash used in operating activities of approximate US$0.6 million were primarily attributable to:

(1)
net income excluding approximately US$0.9 million non-cash gain recognized upon deconsolidation of subsidiaries, US$2.58 million of non-cash charge of bad debts provisions, US$2.9 million of non-cash share-based compensation expenses, which primarily resulted from the 2,000,000 shares of restricted stock and 885,440 shares of common stock purchase options issued to our management and employees on November 30, 2011 and US$1.3 million of other non-cash expenses of depreciation, amortizations and our share of losses in equity investment affiliates of approximately US$8.7 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-
Other receivables decreased by approximately US$5.3 million, which was mainly due to the collection of the third party loans and the partial collection of the loan made for the production of the TV series “Xiao Zhan Feng Yun”;

-	accounts payable, other payables and accrued payroll and other accruals increased by approximately U$S0.7 million; and

-	taxes payable increased by approximately US$0.8 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$2.2 million;

-
prepayments and deposits to suppliers increased by approximately US$11.2 million, mainly due to the prepayments and deposits paid for the TV advertisement time purchase agreements signed for year 2012;

-	advance from customers and due to related parties for advertising services to be provided decreased by approximately US$1.7 million;

-
due to director and due to Control Group decreased by approximately US$0.7 million, as in year 2011, we settled the balances due to them for the cost and operating expenses paid by them on behalf of the company in previous years; and

-	we also paid approximately US$0.2 million for other current assets.

For the year ended December 31, 2010, our net cash provided by operating activities of approximate US$11.6 million were primarily attributable to:

(1)
net income excluding the US$1.86 million of non-cash gain recorded for the changes in fair value of warrants and the US$0.8 million of non-cash expenses of depreciation, amortization and share-based compensation expenses of approximately US$15.3 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	advance from customers increased by approximately US$1.1 million;

-	due to related parties and due to director increased by approximately US$0.7 million;

-	accrued payroll and other accruals increased by approximately US$0.3 million;

-	taxes payable increased by approximately US$0.1 million; and

-	prepayment to suppliers decreased by approximately US$0.9 million;

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due to related parties for the advertising services provided increased by approximately US$0.7 million;

-
other receivables increased by approximately US$5.0 million, which mainly due to the increase of the temporary loans lent to third parties and the approximate US$3.8 million loan for marketing campaign activities to the production of a TV series of “Xiao Zhang Feng Yun”. This TV series is produced for the commemoration of “The Republican Revolution of 1911”, we would be shown during the credit at the closing of each episode with our logo presented and also shown as a separate card during the closing before the credit screen; and

-	we also settled the amount due to control group for approximately US$1.1 million for the cost and expenses paid by them on behalf of our company in previous years.

Net cash used in investing activities:

For the year ended December 31, 2011, our net cash used in investing activities included the following transactions: (1) we paid approximately US$9.7 million in connection with the acquisitions incurred during the year, including the acquisitions of a 100% equity interest of Quanzhou Zhi Yuan and a 51% equity interest of Quanzhou Tian Xi Shun He in January 2011, the acquisition of the remaining 49% equity interest in Quanzhou Tian Xi Shun He in June 2011 and the acquisition of a 51% equity interest in Sou Yi Lian Mei in December 2011; (2) total cash acquired from the above acquisitions recorded as cash inflow from investing activities during the year was approximately US$0.3 million, (3) we paid approximately US$1.7 million to our equity investment affiliates during the year, including an additional US$1.5 million working capital loan to Beijing Yang Guang in the first quarter of 2011 and an approximately US$0.2 million additional cash investment to ShenZhen Mingshan in the third quarter of 2011; (4) from August to December 2011, after we disposed our investment in Beijing Yang Guang, we collected approximately US$8.9  million in the aggregate for (i) the cash consideration of the disposal of the 49% equity interest in Beijing Yang Guang; (ii) our pro-rata share of earnings generated from Beijing Yang Guang during the period when we held the 49% equity interest in it; and (iii) all of the outstanding working capital loans lent to Beijing Yang Guang in 2010 and 2011; (5) cash effect of deconsolidation of Shenzhen Mingshan and Zhao Shang Ke Hubei recorded as cash outflow from investing activities during the year was approximately US$1.7 million, which represented the cash balance of the deconsolidated subsidiaries as of their respective deconsolidation dates; (6) we also invested approximately US$0.7 million in fixed assets and approximately US$1.4 million in intangible assets, which investments were primarily related to the cloud-computing based software technologies purchased during the year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$6.1 million for the year ended December 31, 2011.

For the year ended December 31, 2010, our net cash used in investing activities included the following transactions:  (1) we prepaid approximately US$1.5 million as deposit for the acquisition of a 100% equity interest in Quanzhou Zhi Yuan and a 51% equity interest in Quanzhou Tian Xi Shun He.  These two acquisitions were subsequently consummated in the first quarter of 2011;  (2) we paid approximately US$1.1 million and acquired a 49% equity interest in a newly established company, Beijing Yang Guang; (3) after the acquisition of a 49% equity interest in Beijing Yang Guang, we lent Beijing Yang Guang approximately US$5.9 million to provide sustainable level of its working capital for the expansion of  TV advertisement business; (4) we also invested approximately US$1.1 million in fixed assets for the year ended December 31, 2010, including approximately US$0.5 million for the purchase of new bank kiosk equipment; and (5) as a result of the acquisition of Shanghai Jing Yang, we consolidated approximately US$0.2 million cash from this VIE, which was recorded as cash inflow from investing activities during the year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$9.4 million for the year ended December 31, 2010.

Net cash provided by/ (used in) financing activities:

For the year ended December 31, 2011, our net cash provided by financing activities was approximately US$1.5 million which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.7 million; (2) cash contributed by the noncontrolling interest shareholders of our newly formed VIEs of approximately US$0.4 million in connection with the establishment of these VIEs in 2011; (3) we received approximately US$1.5 million from the two new investors of Zhao Shang Ke Hubei in advance before it was deconsolidated from us, which was recorded as cash inflow from financing activities during the year; and (4) we, through one of our VIEs borrowed approximately US$0.2 million working capital loan from Zhao Shang Ke Hubei, which was also recorded as cash inflow from financing activities during the year.

For the year ended December 31, 2010, our net cash used in financing activities was approximately US$0.77 million which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.91 million; and (2) cash contributed by the noncontrolling interest shareholders of Shenzhen Mingshan of approximately US$0.15 million in connection with the establishment of the company.

Restricted Net Assets

As most of our operations are conducted through our PRC subsidiary and VIEs, our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC subsidiary and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiary and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiary and VIEs included in our consolidated net assets are also not distributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Rise King WFOE is subject to the above mandated restrictions on distributable profits. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. All of the Company’s PRC VIEs are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2011 and 2010, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$4.7 million and US$3.4 million, respectively.

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

As of December 31, 2011 and 2010, there were approximately US$34.0 million and US$26.8 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.2 million and US$1.6 million statutory reserve funds as of December 31, 2011 and 2010, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$4.7 million and US$3.4 million restricted net assets as of December 31, 2011 and 2010, respectively, as discussed above.

C.	Off-Balance Sheet Arrangements

None.

D.	Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of December 31, 2011:

	Server hosting and board-band lease	Purchase of TV advertisement time	Total
	US$(‘000)	US$(‘000)	US$(‘000)
Year ended December 31,
-2012	110	32,941	33,051
-Thereafter	-	-	-
Total	110	32,941	33,051

ITEM 7B.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The practice of Bernstein & Pinchuk LLP (“B&P”), our company’s independent registered public accounting firm, entered into a joint venture agreement with Marcum LLP and formed Marcum Bernstein & Pinchuk LLP (“MarcumBP”) in a transaction pursuant to which B&P merged its China operations into MarcumBP and certain of the professional staff of B&P joined MarcumBP as employees of MarcumBP (“the “Merger”). Accordingly, and solely as a result of the Merger, effective April 14, 2011, B&P effectively resigned as our company’s independent registered public accounting firm and MarcumBP became our company's independent registered public accounting firm. This change in our company’s independent registered public accounting firm was approved by the Audit Committee of our company’s Board of Directors.

There were no disagreements with Marcum BP and BP on accounting and financial disclosures during the period that they serviced as our company’s independent registered public accounting firm, respectively.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B.	OTHER INFORMATION

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

The information set forth in the Proxy Statement under the caption Election of Directors—Nominees of the Board of Directors identifying the directors and in the last paragraph under that caption, and the information under the caption Election of Directors—Certain Relationships and Related Transactions is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEE AND SERVICES

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

2.2	Escrow Agreement, dated as of June 8, 2009, by and between Emazing Interactive, Inc., China Net Online Media Group Limited, Edward Hancock and Leser, Hunter, Taubman & Taubman. (1)
2.3	Agreement and Plan of Merger (2)
3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)
3.2	Articles of Merger. (2)
3.3	By-laws. (4)
4.1	Registration Rights Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc. and certain stockholders listed therein. (1)
4.2	Form of Series A-1 Warrant. (3)
4.3	Form of Series A-2 Warrant. (3)
4.4	Registration Rights Agreement, dated as of August 21, 2009. (3)
4.5*	2011 Omnibus Securities and Incentive Plan (9)
10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)
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

10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)
10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)
10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)
10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)
10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)
10.33*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)
10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)
10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)
10.36	Warrant Amendment Agreement
10.37
Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.38
Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.39
Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.40
Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.41
Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.42
Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.43
Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.44
Equity Transfer Agreement, dated as of December 15, 2011, Among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihang, Wei Yanmin and Soo Yi Lian Mei Network Technology (Beijing) Co. Ltd. (10)

14	Code of Ethics (6)
21.1	Subsidiaries of the Registrant (7)
23.1	Consent of Marcum Bernstein & Pinchuk LLP
23.2	Consent of Bernstein & Pinchuk LLP
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on September 22, 2009.

(8)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(9)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on May 11, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 16, 2011.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: April 16, 2012	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2012	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 16, 2012	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: April 16, 2012	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 16, 2012	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: April 16, 2012	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

CHINANET ONLINE HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of
ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheet of ChinaNet Online Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP
New York, New York
April 16, 2012

NEW YORK OFFICE • 7 Penn Plaza  • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the year ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP
New York, New York
March 31, 2011, except for revised disclosures in Note 1, 2, 22, 27 and 28, which is dated February 29, 2012

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2011	2010
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$10,695	$15,590
Accounts receivable, net	4,444	4,319
Other receivables, net	3,631	7,811
Prepayment and deposit to suppliers	15,360	3,325
Due from related parties	324	185
Deposit for acquisitions	-	1,512
Contingent consideration receivables	159	-
Other current assets	129	31
Total current assets	34,742	32,773

Investment in and advance to equity investment affiliates	1,396	7,162
Property and equipment, net	1,902	2,010
Intangible assets, net	8,151	51
Goodwill	10,999	-
Deferred tax assets-non current	92	-
Total Assets	$57,282	$41,996

Liabilities and Equity
Current liabilities:
Accounts payable *	$268	$174
Advances from customers *	724	2,120
Accrued payroll and other accruals *	616	470
Due to equity investment affiliate *	220	-
Due to related parties *	161	291
Due to Control Group *	-	81
Due to director	-	559
Payable for acquisition *	550	-
Taxes payable *	5,040	2,193
Other payables *	114	10
Dividend payable	5	255
Total current liabilities	7,698	6,153

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	As of December 31,
	2011	2010
	(US $)	(US $)
Long-term liabilities:
Deferred tax liability-non current *	1,893	-
Long-term borrowing from director	137	132
Total Liabilities	9,728	6,285

Commitments and contingencies

Equity:
Series A convertible preferred stock (US$0.001 par value; authorized 8,000,000 shares; issued and outstanding Nil and 2,877,600 shares at December 31, 2011 and 2010, respectively; aggregate liquidation preference amount: $5 and $7,449, including accrued but unpaid dividends of $5 and $255, at December 31, 2011 and 2010, respectively.	-	3
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,146,540 shares and 17,102,320 shares at December 31, 2011 and 2010, respectively)	22	17
Additional paid-in capital	20,747	18,614
Statutory reserves	2,117	1,587
Retained earnings	16,688	14,630
Accumulated other comprehensive income	2,132	930
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	41,706	35,781

Noncontrolling interests	5,848	(70)
Total equity	47,554	35,711

Total Liabilities and Equity	$57,282	$41,996

*All of the VIEs' assets can be used to settle obligations of its primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2011	2010
	(US $)	(US $)
Sales
From unrelated parties	$28,105	$40,423
From related parties	626	1,164
	28,731	41,587

Cost of sales	12,027	18,970

Gross margin	16,704	22,617

Operating expenses
Selling expenses	3,506	3,403
General and administrative expenses	7,904	3,460
Research and development expenses	2,132	907
	13,542	7,770

Income from operations	3,162	14,847

Other income (expenses)
Changes in fair value of warrants	-	1,861
Changes in fair value of contingent consideration receivables	(70)	-
Interest income	13	13
Gain on deconsolidation of subsidiaries	925	-
Other income	5	6
	873	1,880

Income before income tax expense, equity method investments and noncontrolling interests	4,035	16,727
Income tax expense	1,035	352
Income before equity method investments and noncontrolling interests	3,000	16,375
Share of losses in equity investment affiliates	(219)	-
Net income	2,781	16,375
Net loss attributable to noncontrolling interests	214	214
Net income attributable to ChinaNet Online Holdings, Inc.	2,995	16,589

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME （CONTINUED）
(In thousands, except for number of shares and per share data)

	Year ended December 31,
	2011	2010
	(US $)	(US $)

Net income attributable to ChinaNet Online Holdings, Inc.	$2,995	$16,589
Dividend of Series A convertible preferred stock	(407)	(794)

Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$2,588	$15,795

Earnings per share
Earnings per common share
Basic	$0.14	$0.94
Diluted	$0.14	$0.79

Weighted average number of common shares outstanding:
Basic	18,545,609	16,778,176
Diluted	18,759,240	20,896,061

Comprehensive Income
Net income	2,781	16,375
Foreign currency translation gain	1,254	813
	$4,035	$17,188
Comprehensive Income

Comprehensive loss attributable to noncontrolling interest	(162)	(214)
Comprehensive income attributable to ChinaNet’s Online Holdings, Inc.	4,197	17,402
	$4,035	$17,188

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2011	2010
	(US $)	(US $)
Cash flows from operating activities
Net income	$2,781	$16,375
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,012	465
Share-based compensation expenses	2,900	337
Changes in fair value of warrants	-	(1,861)
Changes in fair value of contingent consideration receivables	70	-
Allowances for doubtful debts	2,583	-
Share of losses in equity investment affiliates	219	-
Gain on deconsolidation of subsidiaries	(925)	-
Gain on disposal of property and equipment	(3)	-
Deferred taxes	27	-
Changes in operating assets and liabilities
Accounts receivable	(2,100)	(1,013)
Other receivables	5,276	(4,961)
Prepayment and deposit to suppliers	(11,247)	905
Due from related parties	(130)	315
Other current assets	(197)	1
Accounts payable	27	(123)
Advances from customers	(1,575)	1,146
Accrued payroll and other accruals	166	271
Due to Control Group	(82)	(1,073)
Due to director	(559)	559
Due to related parties	(139)	112
Other payables	490	(17)
Taxes payable	803	144
Net cash (used in) provided by operating activities	(603)	11,582

Cash flows from investing activities
Purchases of vehicles and office equipment	(741)	(1,001)
Purchase of intangible assets	(1,445)	(60)
Cash from acquisition of VIEs	330	148
Cash effect on deconsolidation of VIEs	(1,670)	-
Long-term investment in and advance to equity investment affiliates	(1,712)	(6,985)
Payment for acquisition of VIEs	(9,731)	(1,475)
Disposal of investment in and loan repayment from equity investment affiliate	8,885	-
Net cash used in investing activities	(6,084)	(9,373)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year ended December 31,
	2011	2010
	(US $)	(US $)
Cash flows from financing activities
Cash investment contributed by noncontrolling interests	378	145
Dividend paid to convertible preferred stockholders	(657)	(912)
Short-term loan borrowed from equity investment affiliate	216	-
Capital contributions received in advance from new shareholders of Zhao Shang Ke Hubei before deconsolidation	1,545	-
Net cash provided by (used in) financing activities	1,482	(767)

Effect of exchange rate fluctuation on cash and cash equivalents	310	231

Net (decrease) / increase in cash and cash equivalents	(4,895)	1,673

Cash and cash equivalents at beginning of year	15,590	13,917
Cash and cash equivalents at end of year	$10,695	$15,590

Supplemental disclosure of cash flow information

Income taxes paid	$319	$1,434
Income taxes refunded	$-	$928

Non-cash transactions:
Warrant liability reclassify to additional paid in capital	$-	$7,703
Restricted stock and options granted for future service	$6	$299

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for number of shares)

	Total stockholders’ equity
	Series A convertible preferred stock		Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non- Controlling Interests	Total Equity
	Number of shares	Amount	Number of shares	Amount
		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2010	4,121,600	4	15,828,320	16	10,574	372	50	117	-	11,133
Reclassification of warrant liabilities	-	-	-	-	7,703	-	-	-	-	7,703
Share based compensation related to services	-	-	-	-	156	-	-	-	-	156
Restricted shares issued for services	-	-	30,000	-	111	-	-	-	-	111
Restricted shares granted for services	-	-	-	-	70	-	-	-	-	70
Preferred stock converted into common stock	(1,244,000)	(1)	1,244,000	1	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(794)	-	-	(794)
Noncontrolling equity interests in a newly formed VIE	-	-	-	-	-	-	-	-	144	144
Net income for the year	-	-	-	-	-	-	16,589	-	(214)	16,375
Appropriation of statutory reserves	-	-	-	-	-	1,215	(1,215)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	813	-	813
Balance, December 31, 2010	2,877,600	3	17,102,320	17	18,614	1,587	14,630	930	(70)	35,711
Preferred stock converted into common stock	(2,877,600)	(3)	2,877,600	3	-	-	-	-	-	-
Share based compensation related to services	-	-	-	-	141	-	-	-	-	141
Restricted shares issued for services	-	-	60,000	-	152	-	-	-	-	152

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except for number of shares)

	Total stockholders’ equity
	Series A convertible preferred stock		Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non- Controlling Interests	Total Equity
	Number of shares	Amount	Number of shares	Amount
		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)		(US $)

Restricted stock and options issued to management, employees and directors on November 30, 2011	-	-	2,000,000	2	2,605	-	-	-	-	2,607
Share issued under the Warrant Tender Offer on December 30, 2011	-	-	106,620	-	-	-	-	-	-	-
Noncontrolling equity interests in acquired VIEs	-	-	-	-	-	-	-	-	6,054	6,054
Noncontrolling equity interests in newly formed VIEs	-	-	-	-	(703)	-	-	-	1,079	376
Deconsolidation of VIEs	-	-	-	-	-	-	-	-	(20)	(20)
Purchased of noncontrolling interests in a VIE	-	-	-	-	(62)	-	-	-	(1,033)	(1,095)
Net income for the year	-	-	-	-	-	-	2,995	-	(214)	2,781
Appropriation of statutory reserves	-	-	-	-	-	530	(530)	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(407)	-	-	(407)
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,202	52	1,254
Balance, December 31, 2011	-	-	22,146,540	22	20,747	2,117	16,688	2,132	5,848	47,554

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800  shares (the “Exchange Shares”) in the aggregate of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing, communication and brand management and sales channel building services to small and medium companies in China through www.28.com (the portal website of the Company’s PRC operating entity), TV media and bank kiosks.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in advertisement business. In October 2008, a series of contractual arrangements (the “Contractual Agreements” or “VIE Agreements”) were entered into among Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI, through Rise King WFOE, to, among other things, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and receive 100% of the income earned by the PRC Operating Entities.  In return, Rise King WFOE provides consulting services to the PRC Operating Entities.  In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE.  They also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly (See Note 2 for significant terms of these Contractual Arrangements).

At the time the above Contractual Agreements were entered into, the controlling shareholder of China Net BVI was Rise King BVI, who holds 55% of the Company’s common stock. The sole registered shareholder of Rise King BVI was Mr. Yang Li, who owned 10,000 shares of common stock of Rise King BVI, which constituted all of the issued and outstanding shares of Rise King BVI. Mr. Yang Li entered into slow-walk agreements with each of the Control Group individuals, pursuant to which, upon the satisfaction of certain conditions, the Control Group individuals had the option to purchase the 10,000 shares of Rise King BVI, (4,600 by Mr. Handong Cheng, 3,600 by Mr. Xuanfu Liu and 1,800 by Ms. Li Sun, acting as nominee for Mr. Zhang Zhige) held by Mr. Yang Li, at a purchase price of US$ 1 per share (the par value of Rise King BVI’s common stock).  Under the terms of the slow-walk agreement, the Control Group had the right to purchase the shares as follows: (1) one-third of the shares when China Net BVI and its PRC subsidiary and VIEs (“the Group”) generates at least RMB 100,000,000 of the gross revenue for twelve months commencing on January 1, 2009 and ending on December 31, 2009 (the “Performance Period I”);  (2) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing on January 1, 2010 and ending on June 30, 2010 (the “Performance Period II); (3) one-third of the shares when the Group generates at least RMB 60,000,000 of the gross revenue for six months commencing on July 1, 2010 and ending on December 31, 2010 (the “Performance Period III”).  Each Control Group individual had the right to purchase one-third of the total number of shares that he or she was eligible to purchase under the slow-walk agreement upon the satisfaction of each condition described above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Control Group individuals also entered an Entrustment Agreement with Rise King BVI, pursuant to which, based on the 55% equity interest held in the Group, Rise King BVI entrusted the Control Group to manage the Group companies by irrevocably authorizing the Control Group to act on behalf of Rise King BVI, as the exclusive agents and attorneys with respect to all matters concerning Rise King BVI’s holdings in the Group, during the term of the Entrustment Agreement. The Control Group agreed and confirmed that he or she would act in concert with one another when exercising the rights authorized to them in this Agreement. The Entrustment Period commenced on the execution date of the agreement and was effective for a period of ten years, until its termination, as discussed below.

As described above, each of Mssrs. Handong Cheng, and Xuanfu Liu and Ms. Li Sun entered into Share Transfer Agreements (slow-walk agreement) with Mr. Yang Li, the sole shareholder of Rise King BVI, which beneficially owns an aggregate of 7,434,940 shares of the Company’s Common Stock, (the “Subject Shares”). On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, Ms. Li Sun transferred her right to acquire 18% of the shares of Rise King BVI under the Share Transfer Agreement to Mr. Zhige Zhang, the chief financial officer of the Company.  On March 30, 2011, each of Mssrs. Handong Cheng, Xuanfu Liu and Zhige Zhang (the “PRC Persons”) exercised their right to purchase the outstanding stock of Rise King BVI.  On the same date, the Entrustment Agreement originally entered into among Rise King BVI and the Control Group was terminated. As a result of these transactions, the ownership of Rise King BVI was transferred from Mr. Yang Li to the PRC Persons.  Rise King BVI has sole voting and dispositive power over the Subject Shares.  The PRC Persons may be deemed to share voting power over the shares as a result of their collective ownership of all of the outstanding stock of Rise King BVI and are now the controlling shareholders of Rise King BVI.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). The registered capital and paid-in capital of Shenzhen Mingshan was RMB10,000,000 and RMB5,000,000, respectively. Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is located in Shenzhen City, Guangdong Province of the PRC and is primarily engaged in developing and designing of internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with the Company or any of its affiliates, invested RMB15,000,000 (approximately US$2,356,749) cash into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan, and Shenzhen Mingshan’s registered capital and paid-in capital increased from RMB10,000,000 (approximately US$1,571,166) and RMB5,000,000 (approximately US$785,583) to RMB25,000,000 (approximately US$3,927,915) and RMB20,000,000 (approximately US$3,142,332), respectively.  Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  The Company’s share of the equity interest in ShenZhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in ShenZhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business, pursuant to which the Company, through its wholly owned subsidiary, Rise King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.  As of the date these contractual agreements were entered into, Shanghai Jing Yang had not establish any resources to conducted any business activities by itself and the carrying amount of the net assets of Shanghai Jing Yang which was all cash and cash equivalents approximate fair values due to their short maturities. Therefore, Shanghai Jing Yang’s accounts were included in the Company’s consolidated financial statements with no goodwill recognized in accordance to ASC Topic 810 “Consolidation”.

On December 8, 2010, the Company, through one of its VIEs, Shanghai Jing Yang acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”) for cash consideration of RMB 7,350,000 (approximately US$1,154,807), which represents 49% of Beijing Yang Guang’s paid-in capital and net assets of RMB15,000,000 (approximately US$2,356,749). Beijing Yang Guang had not commenced its operations as of December 8, 2010 and the carrying amount of the net assets of Beijing Yang Guang which were mainly consist of cash and cash equivalents and other receivables approximate fair values due to their short maturities. Therefore, the cash consideration paid was accounted for as investment in an equity investment affiliate in accordance with ASC Topic 323 “Equity Method and Joint Ventures”.  In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang for cash consideration of RMB7,350,000, which was equal to the consideration paid when Shanghai Jing Yang acquired the 49% equity interest in December 2010.

The Company, through one of its VIEs, Beijing CNET Online, entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire a 100% equity interest in Quanzhou Zhi Yuan and a 51% equity interest in Quanzhou Tian Xi Shun He, for cash consideration of RMB9,500,000 (approximately US$1,492,608) and RMB7,500,000 (approximately US$1,178,374), respectively. The acquisition was subsequently approved by, and registered with, the relevant PRC government authorities of Quanzhou City, Fujian province of PRC on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused primarily in the sportswear and clothing industry. In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest in Quanzhou Tian Xi Shun He for cash consideration of RMB7,200,000 (approximately US$1,131,239). On June 27, 2011, this transaction was approved by, and registered with, the relevant PRC government authorities of Quanzhou City, Fujian province of PRC. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online accordingly.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 28, 2011, one of the Company’s VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  The registered capital and paid in capital of Business Opportunity Online Hubei is RMB2,000,000 (approximately US$314,233).  Business Opportunity Online Hubei is primarily engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of the Company’s VIEs, Business Opportunity Online, together with an individual, who was not affiliated with the Company, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). The registered capital and paid in capital of Beijing Chuang Fu Tian Xia is RMB1,000,000 (approximately US$157,117).  Business Opportunity Online and the co-founding individual invested RMB510,000 (approximately US$80,130) and RMB490,000 (approximately US$76,987) cash in Beijing Chuang Fu Tian Xia, respectively, representing 51% and 49% of the equity interests in Beijing Chuang Fu Tian Xi, respectively. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established company.  Beijing Chuang Fu Tian Xia is primarily engaged in providing and operating internet advertising, marketing and communication services to small and medium companies through the websites associated the above mentioned domain names.

On April 18, 2011, the Company, through one of its VIEs, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). The registered capital and paid in capital of Hubei CNET is RMB1,000,000 (approximately US$157,117).  Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The registered capital of Zhao Shang Ke Hubei is RMB2,000,000 (approximately US$314,233).  Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$160,259) and RMB980,000 (approximately US$153,974) cash in Zhao Shang Ke Hubei, respectively, and owned 51% and 49% of the equity interests in  Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two independent third party investors, who were not affiliated with the Company or any of its affiliates, invested RMB10,000,000 (approximately US$1,571,166) cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei in the enlarged registered capital. As a result of this cash investment, the registered capital and paid in capital of Zhao Shang Ke Hubei increased to RMB4,000,000 (approximately US$628,466) from RMB2,000,000 (approximately US$314,233), the additional cash investment of RMB8,000,000 (approximately US$1,256,933) was credited as additional paid-in capital of Zhao Shang Ke Hubei.  Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5% and ceased to have a controlling financial interest in Zhao Shang Ke Hubei but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

On July 1, 2011, one of the Company’s VIEs, Quanzhou Zhi Yuan, formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). The registered capital and paid in capital of Xin Qi Yuan Hubei is RMB100,000 (approximately US$15,712).  Xin Qi Yuan Hubei is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On July 1, 2011, one of the Company’s VIEs, Quanzhou Tian Xi Shun He, formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). The registered capital and paid in capital of Mu Lin Sen Hubei is RMB100,000 (approximately US$15,712).  Mu Lin Sen Hubei is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual who is not affiliated with the Company, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”).  The registered capital and paid in capital of Sheng Tian Hubei is RMB2,000,000 (approximately US$314,233). Business Opportunity Online Hubei and the co-founding individual invested RMB1,020,000 (approximately US$160,259) and RMB980,000 (approximately US$153,974) cash in Sheng Tian Hubei, respectively, and owned 51% and 49% of the equity interests in  Sheng Tian Hubei, respectively.  Sheng Tian Hubei is primarily engaged in computer system design, development and promotion; software development and promotion, and providing the related technical consultancy services.

On September 5, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). The registered capital and paid in capital of Business Opportunity Online Chongqing is RMB2,000,000 (approximately US$314,233). Business Opportunity Online Chongqing is primarily engaged in internet advertisement design, production and promulgation.

On December 15, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei entered into an equity transfer agreement with Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”) and its shareholders, to acquire a 51% equity interest in Sou Yi Lian Mei for cash consideration of RMB51,600,000 (approximately US$8,107,216).  Sou Yi Lian Mei is based in Beijing, China, and is primary engaged in providing online advertising and marketing services.  Sou Yi Lian Mei operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”). The equity transfer agreement contained certain "make good" provisions, under which the noncontrolling interest shareholder of Sou Yi Lian Mei will pledge to the Company the 49% of the equity interest of Sou Yi Lian Mei he owns to secure the make good obligation under the equity transfer agreement.  The equity transfer agreement established minimum audited after tax net profit threshold for Sou Yi Lian Mei for fiscal year 2012 ("2012 Performance Threshold").  In the event that the 2012 Performance Threshold is achieved less than 95% by Sou Yi Lian Mei, the noncontrolling shareholder will compensate the Company in cash in the amount equal to the shortfall between the 95% of 2012 Performance Threshold and actual audited after tax net profit for fiscal year 2012 of Sou Yi Lian Mei.  In the event that the noncontrolling shareholder is not required to compensate the Company in cash under Shareholders’ make good obligation, the Company will then cancel the pledge over the 49% of equity interests of the noncontrolling shareholder.  On December 20, 2011, the transaction was approved by, and registered with, the relevant PRC government authorities of Beijing, the PRC. Sou Yi Lian Mei became a majority-owned subsidiary of Business Opportunity Online Hubei accordingly.

As of December 31, 2011, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”).

As described in Note 1, On October 8, 2008, a series of contractual arrangements (the “VIE Agreements”) were entered into between Rise King WFOE and Business Opportunity Online, Beijing CNET Online (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). Resulting from these VIE Agreements entered into between Rise King WFOE and the PRC Operating Entities, the Company includes the assets, liabilities, revenues and expenses of these PRC Operating Entities and its subsidiaries in its consolidated financial statements.

The significant terms of the VIE Agreements are summarized below:

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Entities, Rise King WFOE has the exclusive right to provide to the PRC Operating Entities complete technical support, business support and related consulting services during the term of these agreements, which includes but is not limited to technical services, business consultations, equipment or property leasing, marketing consultancy system integration, product research and development, and system maintenance. In exchange for such services, each PRC Operating Entity has agreed to pay a service fee to Rise King WFOE equal to 100% of the net income of each PRC Operating Entity. Adjustments may be made upon approval by Rise King WFOE based on services rendered by Rise King WFOE and operational needs of the PRC Operating Entities. The payment shall be made on a monthly basis, if at year end, after an audit of the financial statements of any PRC Operating Entities, there is determined to be any shortfall in the payment of 100% of the annual net income, such PRC Operating Entity shall pay such shortfall to Rise King WFOE. Each agreement has a ten-year term. The term of these agreements may be extended if confirmed in writing by Rise King WFOE, prior to the expiration of the term. The extended term shall be determined by Rise King WFOE, and the PRC Operating Entities shall accept such extended term unconditionally.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exclusive Option Agreements: Under the Exclusive Option Agreements entered into by and among Rise King WFOE, each of the PRC Shareholders irrevocably granted to Rise King WFOE or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Entities for a purchase price of RMB 10, or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Rise King WFOE, or its designated person, has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at the election of Rise King WFOE.

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

Irrevocable Powers of Attorney: The PRC Shareholders have each executed an irrevocable power of attorney to appoint Rise King WFOE as their exclusive attorneys-in-fact to vote on their behalf on all PRC Operating Entities matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Entity.

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

As a result of these VIE Agreements, the Company through its wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes, but is not limited to, the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, OA technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, the Company will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our PRC Operating Entities and their shareholders.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of December 31, 2011 and 2010, respectively:

	As of December 31,
	2011	2010
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$8,322	$6,535
Accounts receivable, net	3,705	1,487
Other receivables, net	3,619	7,803
Prepayment and deposit to suppliers	15,360	3,322
Due from related parties	192	156
Deposit for acquisitions	-	1,512
Contingent consideration receivables	159	-
Other current assets	23	2
Total current assets	31,380	20,817

Investment in and advance to equity investment affiliates	1,354	7,162
Property and equipment, net	1,507	1,445
Intangible assets, net	8,111	-
Goodwill	10,999	-
Deferred tax assets-non current	92	-
Total Assets	$53,443	$29,424

Liabilities
Current liabilities:
Accounts payable	$268	$174
Advances from customers	724	783
Accrued payroll and other accruals	251	162
Due to equity investment affiliate	220	-
Due to related parties	161	155
Due to Control Group	11	91
Payable for acquisition	550	-
Taxes payable	4,409	1,753
Other payables	107	10
Total current liabilities	6,701	3,128

Deferred tax Liabilities-non current	1,893	-
Total Liabilities	$8,594	$3,128

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the VIEs' assets can be used to settle obligations of its primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets

For the year ended December 31, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$24,109,000, cost of sales of approximately US$11,772,000, operating expenses of approximately US$6,424,000 and net income before allocation to noncontrolling interests of approximately US$5,849,000.

For the year ended December 31, 2010, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$27,709,000, cost of sales of approximately US$18,288,000, operating expenses of approximately US$4,971,000 and net income before allocation to noncontrolling interests of approximately US$4,107,000.

3.	Summary of significant accounting policies

a)	Basis of presentation

The consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

d)	Reclassification

Certain prior year amounts have been regrouped or reclassified to conform to the current year presentation, which did not have any impact on the Company’s prior year consolidated financial position, consolidated results of operations and consolidated cash flows.

e)	Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating subsidiary and VIEs is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated statements of income and comprehensive income for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2011	2010
Balance sheet items, except for equity accounts	6.3647	6.6118

	Year ended December 31,
	2011	2010
Items in the statements of income and comprehensive income, and statements cash flows	6.4735	6.7788

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Cash and cash equivalents

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

h)	Investment in equity method affiliates

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

Intangible assets other than goodwill acquired through various acquisitions are amortized on a straight-line basis over their expected useful economic lives.

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

Based on the Company analysis of its website development cost which is subject to capitalization in accordance with ASC Topic 350-50 incurred for the development of www.liansuo.com and www.chuangye.com, the Company did not capitalize such cost, as the amount was considered immaterial, which was primarily the labor cost of its staff in the research and development department.

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

For the years ended December 31, 2011 and 2010, the Company did not record any impairment losses associated with long-lived assets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its consolidated VIEs.

Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level at least on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired.  The test consists of two steps. First, identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805 “Business Combinations.”

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

For the years ended December 31, 2011 and 2010, the Company did not record any impairment losses associated with Goodwill.

m)	Deconsolidation

The Company accounts for deconsolidation of subsidiaries in accordance with ASC Topic 810 “Consolidation”.

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

n)	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary

The Company accounted for changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary in accordance with ASC Topic 810 “Consolidation”, subtopic 10, which requires the transaction be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss shall be recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent and reallocated the subsidiary’s accumulated comprehensive income, if any, among the parent and the noncontrolling interest through an adjustment to the parent’s equity.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o)	Fair Value

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepayment and deposits, accounts payable, advances from customers, accruals and other payables. The carrying values of these financial instruments approximate fair values due to their short maturities.

ASC Topic 820 "Fair Value Measurement and Disclosures," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Sales include revenues from reselling of advertising time purchased from TV stations and, internet advertising and providing related value added technical services, reselling of internet advertising spaces and other advertisement related resources. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20.  Advertising contracts establish the fixed price and advertising services to be provided.  Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.  Value added technical services are provided based on two types of contracts: (i) fixed price and (ii) fixed price with minimum performance threshold. For contracts with fixed price terms, revenue is recognized on a pro-rata basis over the engaged service period.  For fixed price contracts with minimum performance threshold, revenue is recognized when the specified performance criteria is met. Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectability is reasonably assured.  In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

q)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, labor cost and benefits and PRC business tax.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

r)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the years ended December 31, 2011 and 2010, advertising expenses for the Company’s own brand building were approximately US$1,357,000 and US$2,002,000, respectively.

s)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2011 and 2010 were approximately US$2,132,000 and US$907,000, respectively.

t)	Income taxes

The Company adopts ASC Topic 740 “Income taxes” and uses liability method to account for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets, if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in statement of income and comprehensive income in the period that includes the enactment date.

u)	Uncertain tax positions

The Company follows the guidance of ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

v)	Share-based Compensation

The Company accounted for share-based compensation to employees in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

w)	Noncontrolling interest

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

The Company accounts for comprehensive income in accordance with ASC Topic 220 “Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented in the Company’s consolidated balance sheets are the cumulative foreign currency translation adjustments.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

y)	Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares issuable upon the conversion of the convertible preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis when the impact is dilutive. The dilutive effect of outstanding common stock warrants and options are reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

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

aa)	Recent accounting pronouncements

In September 2011, the FASB issued ASU No. 2011-08 — “Intangibles — Goodwill and Other”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the provisions in ASU 2011-08 will have no material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 — “Comprehensive Income”. The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The adoption of the provisions in ASU 2011-12 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions

In order to further diversify the channels of the Company’s adverting and marketing campaign services, achieve an entry into Fujian province, a base of fast growing small to medium enterprises, and expand the Company’s market opportunities from these enterprises, which are looking to domestically expand their businesses through franchises, dealerships and merchants in China, the Company acquired a 100% equity interest and a 51% equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, respectively. In order to establish the distinct brands in each of the Company’s targeted customer segment and achieved more diversified operational synergies of the Company’s internet advertising and marketing business, the Company acquired a 51% equity interest in Sou Yi Lian Mei, an established internet advertising and marketing services provider for merchant and franchise enterprises and organizations primarily involved in small office/home office ("SOHO") and emerging business, through its web portal, www.sooe.cn. As described in Note 1, the acquisition of a 100% equity interest in Quanzhou Zhi Yuan, the acquisition of a 51% equity interest in Quanzhou Tian Xi Shun He and the acquisition of a 51% equity interest in Sou Yi Lian Mei, was consummated on January 4, 2011, February 23, 2011and December 20, 2011, respectively.

Each acquisition was accounted for using the acquisition method of accounting in accordance with ASC Topic 805 “Business Combinations”, and accordingly the acquired assets and liabilities were recorded at their fair values on the dates of acquisitions and the results of their operations have been included in the Company’s results of operations since the dates of their acquisitions.

The income approach is applied for identifiable intangible assets (except software technologies) and noncontrolling interests’ valuation, based on a five-year financial projection and using the discounted cash flow method to calculate the present value of the future economic benefits. Key inputs used for such valuation include: weighted average cost of capital (“WPCC”), discount rate, and terminal growth rate. The income approach explicitly recognizes that the current value of an asset is premised upon the expected receipt of future economic benefits focusing on the income producing capability of a business or an asset.   It measures the current value of a business or asset by calculating the present value of its future economic benefits such as earnings, cost savings, tax deduction, and proceeds from disposition.  Indications of value are developed by discounting these benefits to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risk associated with the particular investment which reflects both current return requirements of the market and specific investment. The discount rate selected is generally based on rates of return available from alternative investments of similar type and quality as of each assessment date. The Cost approach is applied for software technologies valuation based on the estimated replacement cost of the software technologies. The Monte Carlo simulation is applied for the valuation of contingent consideration receivables.  Contingent consideration receivables arose from certain “make good” provisions stipulated in the acquisition agreements with the sellers, which were that if audited pretax profit or after tax profit for the required further years increases by less than certain amount or percentage while compared to audited pretax profit or after tax profit of the prior year, the sellers need to compensate the Company in cash for the difference between target pretax profit or after tax profit and actual result achieved then.

Goodwill recognized from these transactions mainly represented the expected operational synergies upon acquisition of these subsidiaries and intangibles not qualifying for separate recognition.  Goodwill is nondeductible for income tax purpose in the tax jurisdiction of these acquisition transactions incurred.

Acquisition of Quanzhou Zhi Yuan

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Quanzhou Tian Xi Shun He

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Sou Yi Lian Mei

The following table summarized the assignment of fair value to identifiable assets and liabilities assumed as of December 20, 2011 (the acquisition date of Sou Yi Lian Mei):

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$310
Receivables and prepayments	1,957
Other current assets	23
Property and equipment, net	33
Other current liabilities	(2,140)
Deferred tax liabilities	(1,266)
Acquired intangible assets:
Domain Name	1,512	Indefinite
Customer Relationship	2,085	5
Non-Compete Agreement	1,148	6
Software technologies	321	5
Goodwill:
Assembled Workforce	42
Other unidentifiable intangibles	8,963
	9,005

Total Value	12,988

Purchase price	8,078
Fair value of non-controlling interest	5,021
Contingent consideration receivable	(111)
Total amount to be allocated	12,988

The operating results of these acquirees are only included from the date of their respective acquisition dates. For the year ended December 31, 2011, the financial performance of the acquirees reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$1,474,000 and net income before allocation to noncontrolling interests of approximately US$441,000.

The following unaudited pro-forma financial results for the year ended December 31, 2011 and 2010, combines the historical operating results of the Company with those of Quanzhou Zhi Yuan, Quanzhou Tian Xi Shun He and Sou Yi Lian Mei in the aggregate, as if these acquisitions had been completed as of the beginning of the reporting periods, and also includes the adjustments for the business combination effect of the amortization charges from acquired intangible assets and the related tax effects. (Amounts in thousands, except for per share data):

	Year ended December 31,
	2011	2010

Revenue	$35,659	$47,717
Net income before allocation to the noncontrolling interests	$4,508	$17,556
Earnings per share-Basic	$0.19	$0.99
Earnings per share-Diluted	$0.19	$0.84

The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

5.	Cash and cash equivalent
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Cash	181	39
Bank deposit	10,514	15,551
	10,695	15,590

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Accounts receivable, net
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Accounts receivable	6,546	4,319
Allowance for doubtful debts	(2,102)	-
Accounts receivable, net	4,444	4,319

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2011, the Company provided approximately US$2,102,000 allowance for doubtful debts for the year ended December 31, 2011, which was related to the accounts receivable of the Company’s internet advertising business segment with an aging over six months.

7.	Other receivables, net
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Short-term loan for marketing campaign	2,985	3,781
Short-term loans to third parties	-	3,781
Staff advances for normal business purpose	279	249
Overdue contract execution deposits	891	-
Allowance for doubtful debts	(524)	-
Other receivables, net	3,631	7,811

Short-term loan for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,781,000) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun”. This TV series was produced for the commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty). By participating in this TV series, the Company will be shown during the credit at the closing of each episode with its logo presented and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn from September 2011 and is continually selling its broadcasting rights to other provincial TV channels for additional exposure.  In November and December, 2011, the Company collected its first two repayments of RMB6,000,000 (approximately US$942,700) in the aggregate from the borrower. In accordance with the communication between the Company and the debtor, the Company has extended the term of this loan from December 31, 2011 to December 31, 2012, as this TV series had only completed its first round selling broadcasting rights. The Company will continue to assess the collectability of this loan and if an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

The Company lends third parties on a subjective condition of search and/or obtaining other potential value added communication channel resources with lower cost from time to time. Any of the third parties is required to pay back the capital within three months or on demand if they have not contributed any searches. The acquired resources are mainly used to self-advertising and marketing or advertising for clients in internet bundle packages in second and third tier cities or regions. The outstanding third party loans as of December 31, 2010 were paid in full in March 2011. As of December 31, 2011, there was no third party loan outstanding under these arrangements.

For all advertising resources purchase contracts signed by the Company with its resources providers, the Company is required to deposit contract execution guarantees, the contract execution guarantees will be used to offset the contact amount need to be paid for the resources provided in the last month of each contract period or refunded to the company upon expiration of the purchase contract.  Overdue contract execution deposits as of December 31, 2011 represented the portion of the contract execution deposits, which related advertising resources purchase contracts had been completed as of December 31, 2011. Based on the assessment of the collectability of these overdue contract execution deposits as of December 31, 2011, the Company provided approximately US$524,000 allowance for doubtful debts for the year ended December 31, 2011, which was related to the contract execution deposits of its TV advertising business segment.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Prepayments and deposit to suppliers

	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Contract execution guarantees to TV advertisement and internet resources providers	10,050	2,778
Prepayments to TV advertisement and internet resources providers	5,285	413
Prepayment to online game operating service provider	-	91
Other deposits and prepayments	25	43
	15,360	3,325

Contract execution guarantees to TV advertisement and internet resource providers are paid as contractual deposits to the Company’s resources and services providers.  These amounts will be used to offset the contact amount and service fee need to be paid for the resources and services provided in the last month of each contract period or refunded to the Company upon expiration of the purchase contracts.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amount in advance.  These prepayments will be transferred to cost of sales when the related services are provided.

9.	Due from related parties
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Beijing Fengshangyinli Technology Co., Ltd.	113	-
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	74	-
Beijing Telijie Century Environmental Technology Co., Ltd.	137	39
Sou Yi Lian Mei Advertising Co., Ltd.	-	146
	324	185

These related parties are directly or indirectly owned by the Control Group or the management of the Company.  Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun (acting as nominee for Mr. Zhang Zhige), the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring.  The Company provided advertising services to these related parties or purchased advertising resources on behalf of these related parties during the years ended December 31, 2011 and 2010. Due from related parties as of December 31, 2011 and 2010 represented the outstanding receivables from these related parties for the services the Company provided to them.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Deposit for acquisitions
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Quanzhou Zhi Yuan	-	983
Quanzhou Tian Xi Shun He	-	529
	-	1,512

In accordance with the acquisition agreement the Company entered into with the shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He on December 18, 2010 and December 22, 2010, respectively, the Company prepaid RMB6,500,000 (approximately US$983,000) and RMB3,500,000 (approximately US$529,000) of the cash consideration for the acquisition of a 100% equity interest in Quanzhou Zhi Yuan and a 51% equity interest in Quanzhou Tian Xi Shun He, respectively, as deposits to an independent agent who was entrusted by both of the counter-parties upon signing the agreement.  The shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He would then fulfill the related obligations and process the relevant legal procedures and formalities as required in the acquisition agreements to complete the transaction. As agreed by all parties, the completion dates of these acquisition transactions and the transfer of the control of the acquirees were the dates that the equity interest transfers were approved by, and registered with, the relevant PRC government authorities and the prepaid cash consideration would be released to the shareholders of the acquirees on their respective transaction completion date.  Therefore, as of December 31, 2010, the cash considerations prepaid were recorded as deposit for acquisitions.

On January 4, 2011 and February 23, 2011, the acquisition of a 100% equity interest in Quanzhou Zhi Yuan and the acquisition of a 51% equity interest in Quanzhou Tian Xi Shun He were approved by, and registered with, the relevant PRC government authorities of Quanzhou City, Fujian Province, respectively, and the prepaid cash considerations deposits were released to the shareholders of the acquirees in accordance. The Company determined the acquisition dates of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He as of January 4, 2011 and February 23, 2011, respectively, and the prepaid cash deposits were accounted for as part of the purchase price allocation (see Note 4).

11.	Contingent consideration receivables

Amount
US$(’000)

Balance as of January 1, 2011	-
Recognized from acquisition of VIEs: (Note 4)
--Quanzhou Zhi Yuan	52
--Quanzhou Tian Xi Shun He	64
--Sou Yi Lian Mei	111
Changes in fair value of contingent consideration receivables	(72)
Exchange translation adjustment	4
Balance as of December 31, 2011	159

According to the acquisition agreements the Company entered into with Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, if audited pretax profit for 2011 and 2012 increases by less than 30% while compared to that of the prior year, the sellers shall compensate the Company for the difference between the target pretax profit and actual results achieved in cash. Fair value of the contingently consideration receivable as of the respective acquisition date of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He was approximately US$52,000 and US$64,000, respectively (See Note 4). As Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He have both achieved its respective target pre-tax profit for the year ended December 31, 2011, they will not compensate the Company any cash in accordance with the acquisition agreement.  The Company reassessed the fair value of these contingent consideration receivables as of December 31, 2011 for the respective make good arrangement for the year ended December 31, 2012, based on their respectively historical performance and other relevant assumptions. The changes in the fair value of the contingent consideration receivables for the year ended December 31, 2011 was included in the Company’s statement of income and comprehensive income.

According to the acquisition agreement the Company entered into with Sou Yi Lian Mei, if Sou Yi Lian Mei achieved less than 95% of its 2012 Performance Threshold, which is RMB15,800,000 (approximately US$2.4 million) of audited after tax net profit for the year ended December 31, 2012, the noncontrolling shareholder of Sou Yi Lian Mei shall compensation the Company the shortfall between the 95% of 2012 Performance Threshold and actual audited after tax net profit for fiscal year 2012. Fair value of the contingently consideration receivable as of the acquisition date of Sou Yi Lian Mei was approximately US$111,000 (See Note 4).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Investment in and advance to equity investment affiliates

	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Investment in equity investment affiliates	1,354	1,112
Advance to equity investment affiliates	42	6,050
	1,396	7,162

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the year ended December 31, 2011:

	Beijing Yang Guang	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2010	7,162	-	-	7,162
Deconsolidation of Shenzhen Mingshan	-	395	-	395
Gain on deconsolidation of Shenzhen Mingshan	-	237	-	237
Advance to Shenzhen Mingshan	-	42	-	42
Loan to Beijing Yang Guang	1,571	-	-	1,571
Loan repayment from Beijing Yang Guang	(7,856)	-	-	(7,856)
Additional investment to Shenzhen Mingshan	-	170	-	170
Share of earnings (losses) in equity investment affiliates	26	(249)	-	(223)
Disposal of investment in Beijing Yang Guang	(1,181)	-	-	(1,181)
Deconsolidation of Zhao Shang Ke Hubei	-	-	97	97
Gain on deconsolidation of Zhao Shang Ke Hubei	-	-	704	704
Exchange translation adjustment	278	-	-	278
Balances as of December 31, 2011	-	595	801	1,396

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

The Company did not recognize its pro-rata share of losses in Beijing Yang Guang for the year ended December 31, 2010 as the amount is immaterial. For the year ended December 31, 2011, before the Company disposed its investment in Beijing Yang Guang, the Company recognized its pro-rata share of earnings in Beijing Yang Guang of approximately US$26,000, which was reflected in the caption of “Share of earnings (losses) in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding increase to the carrying value of the investment in Beijing Yang Guang in the Company’s consolidated balance sheet.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2011, the Company withdrew its investment in Beijing Yang Guang and sold back its 49% equity interest to the majority shareholder of Beijing Yang Guang for cash consideration equal to the amount the Company paid for the acquisition of the 49% equity interest in December 2010, which amount has been fully collected as of December 31, 2011. In November 2011, Beijing Yang Guang also distributed to the Company its pro-rata share of net income of approximately US$26,000, generated by Beijing Yang Guang during the period when the Company held 49% of the equity interest of Beijing Yang Guang.

As of December 31, 2011, the Company collected the aggregate of RMB50,000,000 (approximately US$7,856,000) working capital loan borrowed by Beijing Yang Guang in 2010 and 2011, which was the total amount due under the loan.

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company.  Shenzhen Mingshan was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through January 6, 2011.  On January 6, 2011, an independent third party investor invested RMB15,000,000 (approximately US$2,357,000) cash into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s share of equity interest decreased from 51% to 20.4% accordingly. The carrying value of the investment to Shenzhen Mingshan upon the deconsolidation of approximately US$395,000 was included in the balance sheet as “Investment in equity investment affiliates”.

The deconsolidation of Shenzhen Mingshan was accounted for in accordance with ASC Topic 810 “Consolidation”.  The Company recognized a gain of approximately US$237,000 upon deconsolidation of Shenzhen Mingshan, which has been recorded as a gain on deconsolidation of subsidiaries in the Company’s consolidated statements of income and comprehensive income with a corresponding increase in the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.  This gain represents the excess of the fair value of the Company’s retained equity interest over its carrying value as of the date of deconsolidation.

The Company determined the estimated fair value of its retained equity interest in Shenzhen Mingshan based on the valuation of Shenzhen Mingshan used when an independent third party investor purchased an equity interest in Shenzhen Mingshan, which purchase price was negotiated on an arm’s length basis.  Under these circumstances, the Company estimated the fair value of its retained equity interest based on the fair value of the equity interest purchased by the independent third party investor.

In March 2011, the Company, through its wholly-owned subsidiary Rise King WFOE, sold some spared computer servers to Shenzhen Mingshan for approximately US$42,000. The Company does not intend to collect this amount within one year, as the amount is immaterial. Therefore, this balance was recorded as part of the long-term investment to Shenzhen Mingshan.

In August 2011, the Company made an additional capital injection of RMB1,080,000 (approximately US$170,000) in cash to Shenzhen Mingshan for its portion of the unpaid registered capital, which was required to be fully contributed within two years from the incorporation of Shenzhen Mingshan. This amount was recorded as an increase in investment in equity investment affiliates in the Company’s consolidated balance sheet.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the year ended December 31, 2011, the Company recognized its pro-rata share of losses in Shenzhen Mingshan of approximately US$249,000, which was reflected in the caption of “Share of earnings (losses) in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company.  Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through December 29, 2011.  On December 29, 2011, two independent third party investors invested RMB10,000,000 (approximately US$1,571,000) cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s share of equity interest decreased from 51% to 25.5% accordingly. The carrying value of the investment to Zhao Shang Ke Hubei upon deconsolidation of approximately US$97,000 was included in the balance sheet as “Investment in equity investment affiliates”.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deconsolidation of Zhao Shang Ke Hubei was accounted for in accordance with ASC Topic 810 “Consolidation”.  The Company recognized a gain of approximately US$704,000 upon deconsolidation of Zhao Shang Ke Hubei, which has been recorded as a gain on deconsolidation of subsidiaries in the Company’s consolidated statements of income and comprehensive income with a corresponding increase in the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheet.  This gain represents the excess of the fair value of the Company’s retained equity interest over its carrying value as of the date of deconsolidation.

The Company determined the estimated fair value of its retained equity interest in Zhao Shang Ke Hubei based on the valuation of Zhao Shang Ke Hubei used when the two independent third party investors purchased equity interest in Zhao Shang Ke Hubei, which purchase price was negotiated on an arm’s length basis.  Under these circumstances, the Company estimated the fair value of its retained equity interest based on the fair value of equity interest purchased by the independent third party investors.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the year ended December 31, 2011, the Company did not recognize its pro-rata share of losses in Zhao Shang Ke Hubei as the amount is immaterial.

13.	Property and equipment, net
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Vehicles	683	584
Office equipment	1,399	1,183
Electronic devices	1,196	969
Property and equipment, cost	3,278	2,736
Less: accumulated depreciation	(1,376)	(726)
Property and equipment, net	1,902	2,010

Depreciation expenses in aggregate for the years ended December 31, 2011 and 2010 were approximately US$551,000 and $383,000, respectively.

14.	Intangible assets, net
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Intangible assets not subject to amortization:
Trade name	306	-
Domain name	1,518	-
Intangible assets subject to amortization:		-
Contract backlog	195	-
Customer relationship	3,408	-
Non-compete agreements	1,348	-
Software technologies	322	-
Cloud-computing based software platforms	1,458	-
Other computer software	75	61
Intangible assets, cost	8,630	61
Less: accumulated amortization	(479)	(10)
Intangible assets, net	8,151	51

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade name, Domain name, Contract backlog, Customer relationship, Non-compete agreements and Software technologies were acquired through the acquisition transactions described in Note 4.

On July 1, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, and an individual who was not affiliated with the Company formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd (“Sheng Tian Hubei”), which was 51% owned by Business Opportunity Online Hubei and 49% owned by this individual. In addition, Business Opportunity Online Hubei, entered into a software platform and technology purchase agreement with this individual. The agreement provides that the purchase price shall be based on a valuation of RMB18,200,000 (approximately US$2,860,000), and Business Opportunity Online shall pay RMB9,282,000 (approximately US$1,458,000) and own 51% of these software platforms and the related technology accordingly. The agreement stipulates that the seller shall transfer all software platforms and the related documentations to Sheng Tian Hubei and provide assistance for the registration of the software platforms and the related technology in the name of Sheng Tian Hubei. The agreement also provides that the seller shall dismiss all human resources for the business activities related to the software platforms from the date of this agreement and provide assistance for Sheng Tian Hubei to re-employ the necessary technology staff from the seller upon establishment of Sheng Tian Hubei to ensure a smooth transitioning of the activities related to the software platforms. These software platforms are all based on the cloud-computing technology and will be further consolidated and integrated into the Company’s advertising and marketing platform and mainly, management tools platform and packed into different value-added services to be provided to its clients. These cloud-computing technology based software platforms were recorded at cost and amortized on a straight line basis for an estimated economic life of ten years.

Amortization expenses in aggregate for the year ended December 31, 2011 and 2010 were approximately US$461,000 and US$10,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of December 31, 2011, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$1,014,000 per year through December 31, 2015 and approximately US$975,000 for the year ended December 31, 2016.

15.	Goodwill
Amount
US$(’000)

Balance as of January 1, 2011	-
Acquisitions: (Note 4)
--Quanzhou Zhi Yuan	728
--Quanzhou Tian Xi Shun He	1,166
--Sou Yi Lian Mei	9,005
Exchange translation adjustment	100
Balance as of December 31, 2011	10,999

16.	Accrued payroll and other accruals

	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	344	258
Accrued operating expenses	272	212
	616	470

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Due to equity investment affiliate
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Zhao Shang Ke Hubei	220	-

Zhao Shang Ke Hubei became an equity investment affiliate of the Company immediately after the deconsolidation (See Note 12).  Amounts due to Zhao Shang Ke Hubei as of December 31, 2011 was a temporary non-interest bearing working capital loan borrow by one of the Company’s VIE from Zhao Shang Ke Hubei.

18.	Due to related parties
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Shiji Huigu Technology Investment Co., Ltd	-	91
Beijing Saimeiwei Food Equipments Technology Co., Ltd	4	3
Beijing Telijie Century Environmental Technology Co., Ltd.	-	45
Due to legal (nominal) shareholders of Shanghai Jing Yang	157	152
	161	291

The related parties listed above are directly or indirectly owned by the Control Group (See Note 9), the Company provided advertising services to them. The advance payments listed above are received from these parties for advertising services will be provided in the future periods.

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management, prior to entering into the Contractual Agreements with the Company (see Note 1), the legal shareholders contributed RMB1,000,000 (approximately US$157,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation. This amount will be returned to the legal (nominal) shareholders of Shanghai Jing Yang in the first half of 2012.

19.	Due to Control Group
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Due to Control Group	-	81

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to Control Group represents the outstanding balance due to the Control Group for the costs and operating expenses paid by them on behalf of the Company.  As of December 31, 2011, the Company had settled the balance to the Control Group.

20.	Due to director
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Due to director	-	559

Due to director represents the operating expenses paid by director on behalf of the Company. As of December 31, 2011, the Company has settled the balance to the director.

21.	Payable for acquisition
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Sou Yi Lian Mei	550	-

Payable for acquisition represented the outstanding payment of RMB3,500,000 (approximately US$550,000) for the acquisition transaction of Sou Yi Lian Mei as of December 31, 2011.

22.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2011 and 2010, or any prior periods.    The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2011 and 2010 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the year ended December 31, 2011 and 2010, the applicable income tax rate for Rise King WFOE was 12.5% and nil%, respectively. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

●
Business Opportunity Online was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in 2005 and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a three-year EIT exemption for fiscal year 2005 through fiscal year 2007 and a 50% reduction of its applicable EIT rate, which is 15% to 7.5% for the following three years for fiscal year 2008 through fiscal year 2010.  However, in March 2007, a new enterprise income tax law (the “New EIT”) in the PRC was enacted which was effective on January 1, 2008. Subsequently, on April 14, 2008, relevant governmental regulatory authorities released new qualification criteria, application procedures and assessment processes for “High and New Technology Enterprise” status under the New EIT which would entitle the re-qualified and approved entities to a favorable statutory tax rate of 15%.  Business Opportunity Online re-applied its qualification for a High and New Technology Enterprise in 2008 to the related PRC regulatory authorities. With an effective date of September 4, 2009, Business Opportunity Online obtained the approval of its reassessment of the qualification as a “High and New Technology Enterprise” under the New EIT law and was approved again by the local tax authorities to be entitled to a favorable statutory tax rate of 15%.  Under the previous EIT laws and regulations, High and New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current EIT Law provides grandfathering treatment for enterprises that were (1) qualified as High and New Technology Enterprises under the previous EIT laws, and (2) established before March 16, 2007, if they continue to meet the criteria for High and New Technology Enterprises under the current EIT Law. The grandfathering provision allows Business Opportunity Online to continue enjoying their unexpired tax holidays provided by the previous EIT laws and regulations, as it was established in December 2004 and qualified as a High and New Technology Enterprises under the previous EIT laws in 2005. After the expiration of the current tax holiday as of December 31, 2010, the applicable income tax rate of Business Opportunity Online increased to 15%, the standard preferential income tax rate for a High and New Technology Enterprise. Therefore, for the year ended December 31, 2011 and 2010, the applicable income tax rate for Business Opportunity Online was 15% and 7.5%, respectively.  Business Opportunity Online’s High and New Technology Enterprise certificate will expire on September 4, 2012 and subject to an administrative review by the relevant PRC governmental regulatory authorities for obtaining the renewed certificate. As confirmed with the local tax authorities, if Business Opportunity Online fails to pass the administrative review, the enacted tax rate will be increased to 25% starting from January 1, 2012. Business Opportunity Online assessed the situation and concluded that more likely than not it will be able to pass this administrative review and continue to enjoy the 15% preferential income tax rate as a High and New Technology Enterprise.

●
Business Opportunity Online Hubei, Hubei CNET and Zhao Shang Ke Hubei were all incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. These operating entities have been approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, the income tax expenses under the deemed income tax method is calculated as 2.5% of the total revenue recognized for the year ended December 31, 2011 for each of these operating entities.  In December 2011, the local tax authorities of these operating entities informed the Company, that they will cancel the current applicable deemed income tax method for computation of income tax expenses starting from January 1, 2012 for these entities, but may refund certain amount of the income tax paid by these operating entities as an local subsidy to these entities. Therefore, the applicable income tax rate for these operating entities will be 25% starting from January 1, 2012.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2011 and 2010.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online, Business Opportunity Online Hubei, Hubei CNET and Zhao Shang Ke Hubei were most affected by these preferential income tax treatments within the structure of the Company for the year ended December 31, 2011 and 2010. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2) Business tax and relevant surcharges

Revenue of advertisement services is subject to 5.5% business tax and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to 5.5% business tax.  Business tax charged was included in cost of sales.

3) Value added tax

As a general value-added tax payer, revenue from sales of software of Rise King WFOE is subjected to 17% value added tax.

As of December 31, 2011 and 2010, taxes payable consists of:

	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Business tax payable	2,210	1,147
Culture industry development surcharge payable	2	5
Value added tax payable	-	216
Enterprise income tax payable	2,770	759
Individual income tax payable	58	66
	5,040	2,193

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes determined at the US federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2011	2010
	US$(’000)	US$(’000)

Pre-tax income	4,035	16,727
US federal rate	35%	35%

Income tax expense computed at U.S. federal rate	1,412	5,854
Reconciling items:
Rate differential for domestic earnings	(770)	(1,601)
Preferential tax treatments and tax holiday effects	(1,552)	(3,785)
Valuation allowance on deferred tax assets	1,921	401
Loss not recognized as deferred tax assets	-	109
Non-deductible expenses and non-taxable income	24	(626)

Effective income tax expense	1,035	352

For the year ended December 31, 2011 and 2010, the Company’s income tax expense consisted of:

	Year ended December 31,
	2011	2010
	US$(’000)	US$(’000)

Current-PRC	1,008	352
Deferred-PRC	27	-
	1,035	352

The Company’s deferred tax liabilities at December 31, 2011 and 2010 were as follows:

Amount
US$(’000)

Balance as of January 1, 2011	-
Tax effect of recognition of identifiable intangible assets acquired	1,751
Tax effect of gain on deconsolidation of subsidiaries	212
Reversal during the period	(93)
Exchange translation adjustment	23
Balance as of December 31, 2011	1,893

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions described on Note 4.

Deferred tax liabilities arose on the gain on deconsolidation of subsidiaries upon deconsolidation of Shenzhen Mingshan and Zhao Shang Ke Hubei on January 6, 2011 and December 29, 2011, respectively, which was calculated based on the respective deconsolidation gain recognized and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse.

Reversal during the year ended December 31, 2011 of approximately US$93,000, was due to the amortization of these acquired intangible assets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets at December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	1,975	602
Bad debts provision	651	-
Valuation allowance	(2,534)	(602)
	92	-

The net operating losses carried forward incurred by the Company (excluding its PRC subsidiary and VIEs) were approximately US$5,381,000 and US$1,719,000 at December 31, 2011 and 2010, respectively, which will expire in years through 2031. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward incurred by the Company’s PRC subsidiary and VIEs were approximately US$361,000 and US$nil at December 31, 2011 and 2010, respectively, which will expire in years through 2016. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse. No valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will be realized through sufficient future earnings of the entities to which the operating losses relate.

The bed debts provision recorded by the Company’s PRC subsidiary and VIEs were approximately US$2,583,000. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate.

23.	Dividend payable
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Dividend payable to Series A convertible stock holders	5	255

Dividend to Series A convertible preferred stockholders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible preferred stock outstanding for the year ended December 31, 2011 and 2010, respectively.  For the years ended December 31, 2011 and 2010, the Company paid approximately US$657,000 and US$912,000 dividends to its Series A convertible preferred stockholders, respectively. The outstanding dividend payable of approximately US$5,000 as of December 31, 2011 was paid by the Company in February 2012.

24.	Long-term borrowing from director
	As of December 31,
	2011	2010
	US$(’000)	US$(’000)

Long-term borrowing from director	137	132

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Series A convertible preferred shares and Warrants

On August 21, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which the Company sold units, comprised of 10% Series A Convertible Preferred Stock, par value US$0.001 per share (the “Series A preferred stock”), and two series of warrants, for a purchase price of US$2.50 per unit (the “August 2009 Financing”).  The Company sold 4,121,600 units in the aggregate, which included (i) 4,121,600 shares of Series A preferred stock, (ii) Series A-1 Warrant to purchase 2,060,800 shares of common stock at an exercise price of US$3.00 per share with a three-year term, and (iii) Series A-2 Warrants to purchase 2,060,800 shares of common stock at an exercise price of US$3.75 with a five-year term.  Net proceeds were approximately US$9,162,000, net of issuance costs of approximately US$1,142,000.  TriPoint Global Equities, LLC acted as placement agent and received (i) a placement fee in the amount equal to 8% of the gross proceeds and (ii) warrants to purchase up to 329,728 shares of common stock at an exercise price of US$2.50, 164,864 shares at an exercise price of US$3.00 and 164,864 shares at an exercise price of US$3.75 respectively, with a five-year term (“Placement agent warrants” and together with the Series A-1 Warrant and Series A-2 Warrant, the “Warrants”).

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 21, 2011, 2,367,792 shares of the Company’s outstanding Series A preferred stock, which has not been voluntarily converted into the Company’s common shares, were fully converted to the Company’s common shares under the Mandatory Conversion clause described above.

Registration Rights Agreement

In connection with the Financing, the Company entered into a registration rights agreement (the “RRA”) with the Investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission to register the shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”), thirty (30) days after the closing of the Financing.  The Company agreed to use its best efforts to have the Registration Statement declared effective within 150 calendar days after filing, or 180 calendar days after filing in the event the Registration Statement is subject to a “full review” by the SEC.

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

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with “ASC Topic 825 “Financial Instruments” subtopic 20, which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies”. The shares of common stock underlying the Series A preferred stock (the “Conversion Shares”) and the Warrants (the “Warrant Shares”) have been successfully registered by the Company as of December 31, 2009 and remained effective as of December 31, 2011.  Therefore, the Company concluded that such obligation was not probable to incur and no contingent obligation related to the RRA liquidated damages needs to be recognized for the years ended December 31, 2011 and 2010.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Because both the 2009 and 2010 performance threshold had been met, the Escrow Shares were released to the Principal Stockholder in the middle of 2010 and 2011, respectively.

In accordance with ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  The Company evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed between the Company and its investors, the release of these escrow shares to the Principal Stockholder was not contingent on continue employment, and this arrangement is in substance an inducement made to facilitate the financing transaction on behalf of the Company, rather than as compensatory.  Therefore, the Company has accounted for the escrowed share arrangement according to its nature, and therefore did not recognize any non-cash compensation charge as a result of the Company satisfying both the 2009 and 2010 performance thresholds.

On December 1, 2011, the Company initiated an exchange offer (the “Offer”) pursuant to which holders of certain of the Company’s outstanding warrants (the “Warrants”) to purchase an aggregate of 4,121,600 shares of the Company’s common stock had the opportunity to acquire shares of the Company’s common stock (the “Shares”) through a warrant for share exchange. The Company issued the Shares in exchange for the Warrants in accordance with the following exchange ratios: (A) with respect to any Series A-1 Warrant, one (1) Share in exchange for every twenty (20) Shares for which such Series A-1 Warrant was exercisable, and (B) with respect to any Series A-2 Warrant, one (1) Share in exchange for every ten (10) Shares for which such Series A-2 Warrant was exercisable; provided that each holder must have exchanged all its Series A-1 Warrants and/or all its Series A-2 Warrants pursuant to the terms and conditions thereof. The Offer continued for a period of twenty (20) business days from December 1, 2011 and expired on December 30, 2011, at 5:00 p.m., Eastern Time. Based on information provided by Empire Stock Transfer Inc., the Company’s stock transfer agent, and pursuant to the terms of the Offer, 1,418,800 Series A-1 Warrants were tendered in exchange for approximately 70,940 Shares and 356,800 Series A-2 Warrants were tendered in exchange for approximately 35,680 Shares, for a total of 1,775,600 Warrants exchanged for approximately 106,620 Shares. The Company had accepted for exchange all of the Warrants validly tendered and not withdrawn.

Warrants issued and outstanding at December 31, 2011 and changes during the year then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2011	4,781,056	$3.31	2.77	4,781,056	$3.31	2.77
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Exchanged in the Offer	(1,775,600)			(1,775,600)
Balance, December 31, 2011	3,005,456	$3.41	2.21	3,005,456	$3.41	2.21

As the Offer related solely to warrants that were sold by the Company to investors in its August 2009 Financing and was accounted for as equity instrument since March 29, 2010 upon removal of the “Down-round protection” as described in Note 26. Therefore, this Offer for warrants exchange for common shares was accounted for as an equity transaction with no changes in fair value of instruments resulted from the exchange recognized in the statement of income and comprehensive income. The capital stock account has been adjusted to reflect the new issuance of the common shares with a corresponding decrease of additional paid-in capital account.

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

As a result of this amendment, the Warrants issued in the August 2009 Financing were qualified as indexed to the Company’s own stock and then met the scope exceptions of ASC Topic 815, and were eligible to be reclassified as equity.  In accordance to ASC Topic 815, the classification of a contract should be reassessed at each balance sheet date. If the classification required under this ASC changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.  If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.  Therefore, the Company re-measured the fair value of the Warrants as of March 29, 2010, the date of the event that caused the classification, which was approximately US$7,703,000 and reclassified the amount to equity as additional paid-in capital.  The gain of the changes in fair value during the period that the Warrants were classified as a derivative liability, which was approximately US$1,861,000 was recorded in earnings for the year ended December 31, 2010. As the Warrants have been reclassified to equity on March 29, 2010, no gain or loss of changes in fair value of the Warrants would be recorded thereafter.

The following table summarized the above transactions:

	As of March 29, 2010	As of December 31, 2009	Changes in Fair Value (Gain)/Loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Series A-1 warrant	3,606	4,513	(907)
Series A-2 warrant	3,256	4,019	(763)
Placement agent warrants	841	1,032	(191)
	7,703	9,564	(1,861)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	Restricted Net Assets

As most of the Company’s operations are conducted through its PRC subsidiary and VIEs, the Company’s ability to pay dividends is primarily dependent on receiving distributions of funds from its PRC subsidiary and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by its PRC subsidiary and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiary and VIEs included in the Company’s consolidated net assets are also non-distributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Rise King WFOE is subject to the above mandated restrictions on distributable profits. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.  All of the Company’s PRC VIEs are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company.  As of December 31, 2011 and 2010, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$4.7 million and US$3.4 million, respectively.

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

As of December 31, 2011 and 2010, there was approximately US$34.0 million and US$26.8 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.2 million and US$1.6 million statutory reserve funds as of December 31, 2011 and 2010, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$4.7 million and US$3.4 million restricted net assets as of December 31, 2011 and 2010, respectively, as discussed above.

28.	Related party transactions

Revenue from related parties:

	Year ended December 31,
	2011	2010
	US$(’000)	US$(’000)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	85	278
-Beijing Fengshangyinli Technology Co., Ltd.	307	478
-Beijing Xiyue Technology Co., Ltd	-	51
-Beijing Telijie Century Environmental Technology Co., Ltd.	234	357
	626	1,164

 Sales of fixed assets to an equity investment affiliate:

For the year ended December 31, 2011, Rise King WFOE sold some spared computer servers to Shenzhen Mingshan, the Company’s equity investment affiliates for approximately US$36,000, the profit from this transaction which was included in the Company’s consolidated earnings was approximately US$3,000.

29.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$381,000 and US$245,000 for the years ended December 31, 2011 and 2010, respectively.

30.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of December 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

Concentration of Supplier

For the year ended December 31, 2011, two suppliers individually accounted for 36% and 24% of the Company’s cost of sales, respectively. For the year ended December 31, 2010, three suppliers individually accounted for 20%, 20% and 11% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the years ended December 31, 2011 and 2010, respectively.

31.	Commitments

The following table sets forth the Company’s contractual obligations as of December 31, 2011:

	Server hosting and board-band lease	Purchase of TV advertisement time	Total
	US$(’000)	US$(’000)	US$(’000)

Year ended December 31,
-2012	110	32,941	33,051
-Thereafter	-	-	-
Total	110	32,941	33,051

32.	Segment reporting

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

Beginning on January 1, 2011, the Company combined the Internet Advertisement Resources Reselling segment and the Internet Information Management (“IIM”) segment with the Internet Advertisement segment, due to the fact that the relative percentages of these two combined segments’ financial performances were immaterial and will be immaterial to the Company’s consolidated financial results for each of the reporting period.   Certain prior period amounts have been regrouped to conform to the current period presentation.  As a result of the acquisition of Quanzhou Zhi Yuan, Quanzhou Tianxi Shun He and the launch  of Zhao Shang Ke Hubei, the Company also now operates in one more reportable business segment, Brand Management and Sales Channel Building.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2011

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	19,981	6,448	487	1,829	-	(14)	28,731
Cost of sales	6,287	5,247	42	465		(14)	12,027
Total operating expenses	6,834	1,002	226	889	4,591 *	-	13,542
Including: Depreciation and amortization expense	263	76	191	387	95	-	1,012
Operating income(loss)	6,860	199	219	475	(4,591)	-	3,162

Changes in fair value of contingent consideration receivables	-	-	-	(70)	-	-	(70)
Gain on deconsolidation of subsidiaries	-	-	-	693	232	-	925
Share of earnings (losses) in equity investment affiliates	-	26	-	-	(245)	-	(219)
Expenditure for long-term assets	1,564	4	186	417	15	-	2,186
Net income (loss)	6,247	179	219	769	(4,633)	-	2,781
Total assets	61,741	15,954	800	6,369	16,305	(43,887)	57,282

*Including approximate US$2,900,000 share-based compensation expenses.

Year ended December 31, 2010

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	28,563	12,493	531	-	596	(596)	41,587
Cost of sales	6,879	11,974	45	-	72	-	18,970
Total operating expenses	4,980	459	232	-	2,695 *	(596)	7,770
Including: Depreciation and amortization expense	169	121	111	-	64	-	465
Operating income(loss)	16,704	60	254	-	(2,171)	-	14,847

Changes in fair value of warrants	-	-	-	-	1,861	-	1,861

Expenditure for long-term assets	287	5	503	-	266	-	1,061
Net income (loss)	16,363	58	254	-	(300)	-	16,375
Total assets	32,103	5,864	774	-	19,231	(15,976)	41,996

*Including approximate US$337,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows:

	Year ended December 31,
	2011		2010
	US$(’000)		US$(’000)
	(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc.	$2,995		$16,589
Dividend for Series A convertible preferred stock	(407)		(794)
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	2,588		15,795
Dividend for Series A convertible preferred stock	-	(1)	794
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	2,588		16,589

Weighted average number of common shares outstanding - Basic	18,545,609		16,778,176
Effect of diluted securities:
Series A Convertible preferred stock	-	(1)	3,178,402
Warrants	213,631		939,483
Weighted average number of common shares outstanding -Diluted	18,759,240		20,896,061

Earnings per share-Basic	$0.14		$0.94
Earnings per share-Diluted	$0.14		$0.79

(1) The diluted earnings per share calculation for the year ended December 31, 2011 did not include the effect of the 1,625,526 incremental shares resulted from assumed conversion of the convertible preferred stock, because their effect were anti-dilutive.

34.	Share-based compensation expenses

On June 17, 2009, the Company entered into a one-year agreement to engage J and M Group, LLC (“J&M”) to provide investor relations services. As additional compensation, the Company issued J&M 120,000 shares of the Company’s common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  These shares were valued at $0.15 per share, the closing bid price of the Company’s common stock on the date of grant and the related compensation expenses were amortized over the requisite service period.  Total compensation expenses recognized for the year ended December 31, 2011 and 2010 was US$nil and US$9,000, respectively.

On July 1, 2009, the Company entered into a one-year agreement to engage Hayden Communications International, Inc. (“HCI”) to provide investor relations services. As additional compensation, the Company issued HCI 80,000 shares of the Company’s common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  These shares were valued at $1.75 per share, the closing bid price of the Company’s common stock on the date of grant and the related compensation expenses were amortized over the requisite service period.  Total compensation expenses recognized for the year ended December 31, 2011 and 2010 was US$nil and US$70,000, respectively.

On July 1, 2010, the Company entered into a six-month agreement to engage Chesapeake Group Inc. (“Chesapeake”) to provide investor relations services. As compensation, the Company issued Chesapeake 30,000 restricted shares of the Company’s common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  These shares were valued at $3.70 per share, the closing bid price of the Company’s common stock on the date of grant and the related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the year ended December 31, 2011 and 2010 was US$nil and US$111,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 12, 2010, the Company renewed the investor relations service contract with Hayden Communications International, Inc. (“HCI”) for an18-month service contract commencing July 12, 2010.  As additional compensation, the Company issued HCI 60,000 restricted shares of the Company’s common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. These shares were valued at $3.80 per share, the closing bid price of the Company’s common stock on the date of grant and the related compensation expense were amortized over the requisite service period.  Total compensation expenses recognized for the year ended December 31, 2011 and 2010 was US$152,000 and US$70,000, respectively.

On November 30, 2009, the Company granted one 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  However, upon a change of control, the option shall automatically become fully vested and exercisable as of the date of such changes of control. The company utilized Black-Scholes option pricing model to gauge the grant date fair value of these options.  The related compensation expenses were amortized over its vesting period. Total compensation expenses recognized for these options for the year ended December 31, 2011 and 2010 was US$141,480 and US$77,220, respectively.

The Company estimated the fair value of these common stock options granted on November 30, 2009 using the Black-Scholes option pricing model based on the following assumptions:

Underlying stock price	$5.00
Expected term (years)	3.00
Risk-free interest rate	1.10%
Dividend yield	-
Expected Volatility	150%
Exercise price of the option	$5.00
Value per option	$4.05

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

On November 30, 2011, under the Company’s 2011 Omnibus Securities and Incentive Plan, adopted by the stockholders of the Company at its annual meeting held on June 15, 2011, the Company issued its management, employees and directors in the aggregate of 2,000,000 restricted shares of the Company’s common stock for the services they provided to the Company. The restricted stock is subject to a strict lock-up for an initial six-month period. Following the initial six-month period, the restricted stock will continue to be locked up until the earlier of (i) the date upon which the closing price of the Company's common stock equals or exceeds $2.50 for five consecutive trading days, and (ii) November 30, 2013. In addition, the restricted stock is subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The restricted stock was fully vested upon issuance and was valued at $1.14 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation cost recognized for the year ended December 31, 2011 was US$2,280,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2011, under the Company’s 2011 Omnibus Securities and Incentive Plan, the Company also issued its management, employees and directors in the aggregate of 885,440 options to purchase up the same number of the company’s common stock at an exercise price of US$1.20 per share. These options were fully vested and exercisable upon issuance and subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. Total compensation expenses recognized for these options for the year ended December 31, 2011 was US$328,000.

The Company estimated the fair value of these options granted on November 30, 2011 using the Black-Scholes option pricing model based on the following assumptions:

Adjusted underlying stock price	$1.037
Expected term (years)	5.00
Risk-free interest rate	0.95%
Dividend yield	-
Expected Volatility	46.73%
Exercise price of the option	$1.20
Value per option	$0.37

Adjusted underlying stock price is based on the closing bid price of the Company common stock on the grant date, after adjustment for the 2,000,000 restricted shares award issued on November 30, 2011. Expected tenor are used when estimates of the expected lives of the options, based on vesting schedule and exercise assumptions, which has taken into account of early exercise behavior of the option holders. Yield-to-maturities in continuous compounding of the United States Government Bonds with the time-to-maturities same as the expected tenor of the options of 5 year are adopted as the risk-free rate. Average/median of industry annualized historical stock price volatility from an appropriate index as at the grant date is deemed to be appropriate to serve as the expected volatility of the stock price of the Company. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. Exercise price of the option is the contractual exercise price of the option.

Options issued and outstanding at December 31, 2011 and their movements during the year then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2011	54,000	3.92	$5.00	27,000	3.92	$5.00
Granted/Vested	885,440	10.00	$1.20	912,440	9.80	$1.31
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2011	939,440	9.51	$1.42	939,440	9.51	$1.42

Other information relative to option activity during the years ended December 31, 2011 and 2010 is as follows (in thousands, except weighted average grant date fair value):

	Year ended December 31,
	2011	2010

Weighted average grant date fair value of stock options granted	$0.37	$4.05
Aggregate grant date fair value of stock options vested	437	109
Aggregate intrinsic value for options granted	-	-
Aggregate intrinsic value for options exercisable	-	-

The aggregate unrecognized share-based compensation expenses as of December 31, 2011 and 2010 is approximately US$6,000 and US$299,000, respectively.