Form 10-Q
period 2012-03-31
ChinaNet Online Holdings, Inc.
filed 2012-05-21
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

+86-10-5160-0828
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

As of May 21, 2012 the registrant had 22,186,540 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	December 31, 2011
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,964	$10,695
Accounts receivable, net	7,623	4,444
Other receivables, net	5,844	3,631
Prepayment and deposit to suppliers	13,718	15,360
Due from related parties	278	324
Contingent consideration receivables	160	159
Other current assets	153	129
Deferred tax assets-current	222	-
Total current assets	36,962	34,742

Investment in and advance to equity investment affiliates	1,212	1,396
Property and equipment, net	1,775	1,902
Intangible assets, net	7,941	8,151
Goodwill	11,068	10,999
Deferred tax assets-non current	196	92
Total Assets	$59,154	$57,282

Liabilities and Equity
Current liabilities:
Accounts payable *	$214	$268
Advances from customers *	1,890	724
Accrued payroll and other accruals *	485	616
Due to equity investment affiliate *	538	220
Due to related parties *	84	161
Payable for acquisition *	553	550
Taxes payable *	5,701	5,040
Other payables *	158	114
Dividend payable	-	5
Total current liabilities	9,623	7,698

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	March 31, 2012	December 31, 2011
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,850	1,893
Long-term borrowing from director	138	137
Total Liabilities	11,611	9,728

Commitments and contingencies

Equity:
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,186,540 shares and 22,146,540 shares at March 31, 2012 and December 31, 2011, respectively)	22	22
Additional paid-in capital	20,764	20,747
Statutory reserves	2,117	2,117
Retained earnings	16,322	16,688
Accumulated other comprehensive income	2,358	2,132
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	41,583	41,706

Noncontrolling interests	5,960	5,848
Total equity	47,543	47,554

Total Liabilities and Equity	$59,154	$57,282

*All of the VIEs' assets can be used to settle obligations of its primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$14,920	$6,834
From related parties	15	190
	14,935	7,024
Cost of sales	12,538	2,030
Gross margin	2,397	4,994

Operating expenses
Selling expenses	689	713
General and administrative expenses	1,243	890
Research and development expenses	331	353
	2,263	1,956

Income from operations	134	3,038

Other income (expenses)
Interest income	5	1
Gain on deconsolidation of subsidiaries	-	229
Other (expenses)/income	(1)	6
	4	236

Income before income tax expense, equity method investments and noncontrolling interests	138	3,274
Income tax expense	236	431
(Loss)/income before equity method investments and noncontrolling interests	(98)	2,843
Share of losses in equity investment affiliates	(193)	(47)
Net (loss)/income	(291)	2,796
Net (income)/loss attributable to noncontrolling interests	(75)	16
Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	(366)	2,812

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2012	2011
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(366)	$2,812
Dividend of Series A convertible preferred stock	-	(169)

Net (loss)/income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$(366)	$2,643

Net (loss)/income	(291)	2,796
Foreign currency translation gain	263	196
Comprehensive (Loss)/Income	$(28)	$2,992
Less: Comprehensive (loss)/income attributable to non-controlling interests	112	(13)
Comprehensive (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(140)	$3,005

(Loss)/earnings per share
(Loss)/earnings per common share
Basic	$(0.02)	$0.15
Diluted	$(0.02)	$0.14

Weighted average number of common shares outstanding:
Basic	22,182,584	17,244,315
Diluted	22,182,584	20,819,982

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)/income	$(291)	$2,796
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	409	199
Share-based compensation expenses	17	107
Share of losses in equity investment affiliates	193	47
Gain on deconsolidation of subsidiaries	-	(229)
Gain on disposal of property and equipment	-	(3)
Deferred taxes	(381)	(15)
Changes in operating assets and liabilities
Accounts receivable	(3,154)	(1,302)
Other receivables	261	3,691
Prepayment and deposit to suppliers	1,740	(162)
Due from equity investment affiliates	-	(8)
Due from related parties	48	(190)
Other current assets	(22)	(19)
Accounts payable	(56)	336
Advances from customers	1,162	(1,263)
Accrued payroll and other accruals	(133)	(60)
Due to director	-	(403)
Due to related parties	(78)	(137)
Other payables	18	39
Taxes payable	630	397
Net cash provided by operating activities	363	3,821

Cash flows from investing activities
Purchases of vehicles and office equipment	(9)	(57)
Purchase of intangible assets	-	(11)
Project development deposit to a third party	(2,452)	-
Cash from acquisition of VIEs	-	24
Cash effect on deconsolidation of VIEs	-	(181)
Long-term investment in and advance to equity investment affiliates	-	(1,518)
Net cash used in investing activities	(2,461)	(1,743)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Cash investment contributed by noncontrolling interests	-	74
Dividend paid to convertible preferred stockholders	(5)	(171)
Short-term loan borrowed from a equity investment affiliate	316	-
Net cash provided by (used in) financing activities	311	(97)

Effect of exchange rate fluctuation on cash and cash equivalents	56	59

Net (decrease) / increase in cash and cash equivalents	(1,731)	2,040

Cash and cash equivalents at beginning of the period	10,695	15,590
Cash and cash equivalents at end of the period	$8,964	$17,630

Supplemental disclosure of cash flow information

Income taxes paid	$15	$22

Non-cash transactions:
Restricted stock and options granted for future service	$74	$193

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (formerly known as Emazing Interactive, Inc.), (the “Company”), was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of the Company’s incorporation until June 26, 2009, when the Company consummated the Share Exchange (discussed below), the Company’s activities were primarily concentrated in web server access and company branding in hosting web based e-games.

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

Pursuant to the Contractual Agreements, all of the equity owners' rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, and Rise King WFOE's ability to extract the profits from the operation of the VIEs, and assume the residual benefits of the VIEs. Because Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, the Company included the assets, liabilities, revenues and expenses of the VIEs in its consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of the date of the Share Exchange, through the Contractual Agreements, the Company operates its business in China primarily through Business Opportunity Online and Beijing CNET Online. Beijing CNET Online owns 51% of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”). Business Opportunity Online, Beijing CNET Online and Shanghai Borongdingsi, were incorporated on December 8, 2004, January 27, 2003 and August 3, 2005, respectively.

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

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is primarily engaged in developing and designing of internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party investor invested RMB15,000,000 (approximately US$2,371,654) cash into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  The Company’s share of the equity interest in ShenZhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in ShenZhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in advertisement business, pursuant to which the Company, through its wholly owned subsidiary, Rise King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.  As of the date these contractual agreements were entered into, Shanghai Jing Yang had not establish any resources to conducted any business activities by itself and the carrying amount of the net assets of Shanghai Jing Yang which was all cash and cash equivalents approximate fair values due to their short maturities. Therefore, Shanghai Jing Yang’s accounts were included in the Company’s consolidated financial statements with no goodwill recognized in accordance with ASC Topic 810 “Consolidation”.

On December 8, 2010, the Company, through one of its VIEs, Shanghai Jing Yang acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”).  In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company, through one of its VIEs, Beijing CNET Online, acquired a 51% equity interest in Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and a 49% equity interest in Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”) on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused primarily in the sportswear and clothing industry. In June 2011, Beijing CNET Online acquired the remaining 49% equity interest in Quanzhou Tian Xi Shun He. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online accordingly.

On January 28, 2011, one of the Company’s VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is primarily engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of the Company’s VIEs, Business Opportunity Online, together with an individual, who was not affiliated with the Company, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Beijing Chuang Fu Tian Xia is 51% owned by Business Opportunity Online and 49% owned by the co-founding individual. In addition to capital investment, the co-founding individual is required to provide the controlled domain names, www.liansuo.com and www.chuangye.com to be registered under the established company.  Beijing Chuang Fu Tian Xia is primarily engaged in providing and operating internet advertising, marketing and communication services to small and medium companies through the websites associated the above mentioned domain names.

On April 18, 2011, the Company, through one of its VIEs, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”).  Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related adverting and marketing consultancy services.

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,581,103) cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei in the enlarged registered capital. Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5% and ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

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

On July 1, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual who is not affiliated with the Company, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”). Sheng Tian Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual.  Sheng Tian Hubei is primarily engaged in computer system design, development and promotion; software development and promotion, and providing the related technical consultancy services.

On September 5, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). Business Opportunity Online Chongqing is primarily engaged in internet advertisement design, production and promulgation.

On December 20, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei.  Sou Yi Lian Mei is primary engaged in providing online advertising and marketing services and operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”).

As of March 31, 2012, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,115	$8,322
Accounts receivable, net	6,980	3,705
Other receivables, net	5,275	3,619
Prepayment and deposit to suppliers	13,717	15,360
Due from related parties	151	192
Contingent consideration receivables	160	159
Other current assets	23	23
Deferred tax assets-current	222	-
Total current assets	33,643	31,380

Investment in and advance to equity investment affiliates	1,169	1,354
Property and equipment, net	1,418	1,507
Intangible assets, net	7,907	8,111
Goodwill	11,068	10,999
Deferred tax assets-non current	150	92
Total Assets	$55,355	$53,443

Liabilities
Current liabilities:
Accounts payable	$214	$268
Advances from customers	1,890	724
Accrued payroll and other accruals	269	251
Due to equity investment affiliate	538	220
Due to related parties	4	161
Due to Control Group	11	11
Payable for acquisition	553	550
Taxes payable	5,093	4,409
Other payables	147	107
Total current liabilities	8,719	6,701

Deferred tax Liabilities-non current	1,850	1,893
Total Liabilities	$10,569	$8,594

All of the VIEs' assets can be used to settle obligations of its primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the three months ended March 31, 2012, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$14,896,000, cost of sales of approximately US$12,536,000, operating expenses of approximately US$1,655,000 and net income before allocation to noncontrolling interests of approximately US$233,000.

For the three months ended March 31, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$3,812,000, cost of sales of approximately US$1,853,000, operating expenses of approximately US$1,245,000 and net income before allocation to noncontrolling interests of approximately US$788,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Summary of significant accounting policies

a)	Basis of presentation

The interim consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

The interim consolidated financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations for the three months ended March 31, 2012 and 2011, and its consolidated cash flows for the three months ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Principles of consolidation

The interim consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation. According to the agreements between Beijing CNET Online and Shanghai Borongdingsi, although Beijing CNET Online legally owns 51% of Shanghai Borongdingsi’s interests, Beijing CNET Online only controls the assets and liabilities related to the bank kiosks business, which has been included in the financial statements of Beijing CNET Online, but does not control other assets of Shanghai Borongdingsi, thus, Shanghai Borongdingsi’s financial statements were not consolidated by the Company.

c)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2012	December 31, 2011

Balance sheet items, except for equity accounts	6.3247	6.3647

	Three Months Ended March 31,
	2012	2011
Items in the statements of income and comprehensive income, and statements cash flows	6.3201	6.5894

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the three months ended March 31, 2012 and 2011, advertising expenses for the Company’s own brand building were approximately US$74,000 and US$465,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2012 and 2011 were approximately US$331,000 and US$353,000, respectively.

g)	Income taxes

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

h)	Uncertain tax positions

The Company follows the guidance of ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i)	Recent accounting pronouncements

For the three months ended March 31, 2012, there were no new Accounting Standards Updates (ASUs) issued by the FASB to amend the FASB Accounting Standards Codification® (ASC).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Cash and cash equivalent

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Cash	497	181
Bank deposit	8,467	10,514
	8,964	10,695

5.	Accounts receivable, net

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	9,739	6,546
Allowance for doubtful debts	(2,116)	(2,102)
Accounts receivable, net	7,623	4,444

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2012, the Company provided approximately US$2,116,000 allowance for doubtful debts, which was related to the accounts receivable of the Company’s internet advertising business segment with an aging over six months. For the three months ended March 31, 2012, no additional allowance for doubtful debts was provided.

6.	Other receivables, net

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan for marketing campaign	3,004	2,985
Project development deposit	2,451	-
Staff advances for normal business purpose	178	279
Overdue contract execution deposits	739	891
Allowance for doubtful debts	(528)	(524)
Other receivables, net	5,844	3,631

Short-term loan for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,952,757) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun”. This TV series was produced for the commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty). By participating in this TV series, the Company will be shown during the credit at the closing of each episode with its logo presented and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn from September 2011 and is continually selling its broadcasting rights to other provincial TV channels for additional exposure.  In November and December, 2011, the Company collected its first two repayments of RMB6,000,000 (approximately US$948,662) in the aggregate from the borrower. In accordance with the communication between the Company and the debtor, the Company has extended the term of this loan from December 31, 2011 to December 31, 2012, as this TV series had only completed its first round selling broadcasting rights. The Company will continue to assess the collectability of this loan and if an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2012, the Company made a project development deposit to a third party project development and management company for the participation of the TMT (“Technology, Media and Telecom”) Zone development and management in Xiaogan City, Hubei Province, the PRC (the “Xiaogan TMT Zone”). This TMT zone is intended to become the headquarters for the SMEs, especially the small and medium sized franchising business, with all the supporting TMT services. The deposit is refundable subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone. If after evaluation, further involvement in the development and management is not economical or efficient for the Company and the Company decides to exit, the deposit will be refunded within the current calendar year.

For all advertising resources purchase contracts signed by the Company with its resources providers, the Company is required to deposit contract execution guarantees, the contract execution guarantees will be used to offset the contact amount need to be paid for the resources provided in the last month of each contract period or refunded to the company upon expiration of the purchase contract. Overdue contract execution deposits represented the portion of the contract execution deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates. Based on the assessment of the collectability of these overdue contract execution deposits as of March 31, 2012, the Company provided approximately US$528,000 allowance for doubtful debts, which was related to the contract execution deposits of its TV advertising business segment. For the three months ended March 31, 2012, no additional allowance for doubtful debts was provided.

7.	Prepayments and deposit to suppliers

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantees to TV advertisement and internet resources providers	9,969	10,050
Prepayments to TV advertisement and internet resources providers	3,713	5,285
Other deposits and prepayments	36	25
	13,718	15,360

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

8.	Due from related parties

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	114	113
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	76	74
Beijing Telijie Century Environmental Technology Co., Ltd.	88	137
	278	324

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These related parties are directly or indirectly owned by the Control Group of the Company.  Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun (acting as nominee for Mr. Zhige, Zhang), the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising services to these related parties in its normal course of business on the same terms as those provide to its unrelated advertising clients. Due from related parties represented the outstanding receivables for the advertising services the Company provided to these related parties as of each of the reporting dates.

9.	Contingent consideration receivables

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	159
Recognized from acquisition of VIEs	-
Changes in fair value of contingent consideration receivables recognized	-
Exchange translation adjustment	1
Balance as of March 31, 2012 (unaudited)	160

Contingent consideration receivables arose from certain “make good” provisions entered into by and between the Company and the equity interest’s sellers upon acquisition of the Company’s consolidated VIEs for the year ended December 31, 2011, which were that if audited pretax profit or after tax profit for the year ended December 31, 2012 increases by less than certain amount or percentage while compared to the audited pretax profit or after tax profit of the prior year, the sellers need to compensate the Company in cash for the difference between target pretax profit or after tax profit and actual result achieved then.

As of December 31, 2011, the aggregate amount of the fair value of the contingent consideration receivables for the acquisition transactions that occurred in 2011 was approximately US$159,000. The Company reassessed the fair value of these contingent consideration receivables as of March 31, 2012 for the respective make good arrangement for the year ended December 31, 2012, based on their respectively historical performance and other relevant assumptions, and determined that no material changes in fair value of these contingent consideration receivables incurred during the three months ended March 31, 2012.

10.	Investment in and advance to equity investment affiliates

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	1,169	1,354
Advance to equity investment affiliates	43	42
	1,212	1,396

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the three months ended March 31, 2012:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2011 (audited)	595	801	1,396
Share of losses in equity investment affiliates	(83)	(110)	(193)
Exchange translation adjustment	4	5	9
Balance as of March 31, 2012 (unaudited)	516	696	1,212

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company.  Shenzhen Mingshan was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through January 6, 2011.  On January 6, 2011, an unaffiliated third party investor invested RMB15,000,000 (approximately US$2,371,654) cash into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s share of equity interest decreased from 51% to 20.4% accordingly.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the three months ended March 31, 2012 and 2011, the Company recognized its pro-rata share of losses in Shenzhen Mingshan of approximately US$83,000 and US$64,000, respectively, which was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company.  Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through December 29, 2011.  On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,581,103) cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s share of equity interest decreased from 51% to 25.5% accordingly.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the three months ended March 31, 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$110,000, which was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheet.

11.	Property and equipment, net

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	688	683
Office equipment	1,417	1,399
Electronic devices	1,203	1,196
Property and equipment, cost	3,308	3,278
Less: accumulated depreciation	(1,533)	(1,376)
Property and equipment, net	1,775	1,902

Depreciation expenses in aggregate for the three months ended March 31, 2012 and 2011 were approximately US$148,000 and $133,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Intangible assets, net

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Intangible assets not subject to amortization:
Trade name	308	306
Domain name	1,527	1,518
Intangible assets subject to amortization:
Contract backlog	196	195
Customer relationship	3,429	3,408
Non-compete agreements	1,357	1,348
Software technologies	324	322
Cloud-computing based software platforms	1,468	1,458
Other computer software	76	75
Intangible assets, cost	8,685	8,630
Less: accumulated amortization	(744)	(479)
Intangible assets, net	7,941	8,151

Amortization expenses in aggregate for the three months ended March 31, 2012 and 2011 were approximately US$262,000 and US$66,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of March 31, 2012, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$765,000 for the nine months ended December 31, 2012, approximately US$1,020,000 per year through December 31, 2015 and approximately US$981,000 for the year ended December 31, 2016.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	10,999
Recognized from acquisition of VIEs	-
Impairment loss recognized	-
Exchange translation adjustment	69
Balance as of March 31, 2012 (unaudited)	11,068

14.	Accrued payroll and other accruals

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	345	344
Accrued operating expenses	140	272
	485	616

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Due to equity investment affiliate

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Zhao Shang Ke Hubei	538	220

Zhao Shang Ke Hubei is an equity investment affiliate of the Company.  Amounts due to Zhao Shang Ke Hubei represented the aggregate balance of the temporary non-interest bearing working capital loans borrowed by the Company’s VIEs from Zhao Shang Ke Hubei as of each of the report dates.

16.	Due to related parties

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipments Technology Co., Ltd	4	4
Due to legal (nominal) shareholders of Shanghai Jing Yang	80	157
	84	161

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management, prior to entering into the Contractual Agreements with the Company (see Note 1), the legal shareholders contributed RMB1,000,000 (approximately US$157,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation. For the three months ended March 31, 2012, the Company returned approximately US$77,000 to the legal shareholders of Shanghai Jing Yang and the remaining balance of approximately US$80,000 as of March 31, 2012 was returned to the legal shareholders of Shanghai Jing Yang in April 2012.

17.	Payable for acquisition

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Sou Yi Lian Mei	553	550

Payable for acquisition represented the outstanding payment of RMB3,500,000 for the acquisition transaction of Sou Yi Lian Mei as of March 31, 2012 and December 31, 2011, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the three months ended March 31, 2012 or any prior periods.    The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the three months ended March 31, 2012 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the three months ended March 31, 2012 and 2011, the applicable income tax rate for Rise King WFOE was 12.5%. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

●
Business Opportunity Online was approved as a High and New Technology Enterprise under the New EIT law on September 4, 2009, and was approved by the local tax authorities to be entitled to a favorable statutory tax rate of 15%.  Business Opportunity Online’s High and New Technology Enterprise certificate will expire on September 4, 2012 and subject to an administrative review by the relevant PRC governmental regulatory authorities for obtaining the renewed certificate. As confirmed with the local tax authorities, if Business Opportunity Online fails to pass the administrative review, the enacted tax rate will be increased to 25% starting from January 1, 2012. Business Opportunity Online assessed the situation and concluded that more likely than not it will be able to pass this administrative review and continue to enjoy the 15% preferential income tax rate as a High and New Technology Enterprise. For the three months ended March 31, 2012, Business Opportunity Online incurred a net loss, for the three months ended March 31, 2011, the applicable income tax rate of Business Opportunity Online was 15%.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●
Business Opportunity Online Hubei and Hubei CNET were incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. These operating entities was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  In December 2011, the local tax authorities of these operating entities informed the Company, that they would cancel the current applicable deemed income tax method for computation of income tax expenses starting from January 1, 2012 for these entities, but may refund certain amount of the income tax paid by these operating entities as an local subsidy to these entities, i.e. the applicable income tax rate for these operating entities was 25% starting from January 1, 2012. Therefore, the income tax expenses for these operating entities were calculated based on 25% income tax rate for the three months ended March 31, 2012 and 2.5% of the total revenue recognized of each of these operating entities for the three months ended March 31, 2011.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the three months ended March 31, 2012 and 2011.

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

All of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online, Business Opportunity Online Hubei and Hubei CNET were most affected by these preferential income tax treatments within the structure of the Company for the three months ended March 31, 2012 and 2011. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2) Business tax and relevant surcharges

Commencing from January 1, 2012, PRC tax authorities increased the local business tax rate by 0.1%-0.2%. Therefore, from fiscal 2012, revenue of advertisement services is subject to 5.6%-5.7% business tax, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operates, and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue of internet technical support services is subjected to 5.6%-5.7% business tax, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operates.  Business tax charged was included in cost of sales.

As of March 31, 2012 and December 31, 2011, taxes payable consists of:

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Business tax payable	2,250	2,210
Culture industry development surcharge payable	3	2
Enterprise income tax payable	3,389	2,770
Individual income tax payable	59	58
	5,701	5,040

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2012 and 2011, the Company’s income tax expense consisted of:

	Three Months Ended March 31,
	2012	2011
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	617	446
Deferred-PRC	(381)	(15)
	236	431

The Company’s deferred tax liabilities at March 31, 2012 and changes for the three months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	1,893
Reversal during the period	(55)
Exchange translation adjustment	12
Balance as of March 31, 2012 (unaudited)	1,850

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions consummated in 2011. Reversal for the three months ended March 31, 2012 of approximately US$55,000, was due to the amortization of these acquired intangible assets.

The Company’s deferred tax assets at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	2,373	1,975
Bad debts provision	655	651
Valuation allowance	(2,610)	(2,534)
	418	92

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	222	-
Deferred tax assets reclassified as non-current asset	196	92
	418	92

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$5,586,000 and US$5,381,000 at March 31, 2012 and December 31, 2011, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2032. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward incurred by the Company’s PRC subsidiary and VIEs were approximately US$2,291,000 and US$361,000 at March 31, 2012 and December 31, 2011, respectively, which loss carry forwards gradually expire over time,  the last of which expires in 2017. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse. No valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will be realized through sufficient future earnings of the entities to which the operating losses relate.

The bed debts provision recorded by the Company’s PRC subsidiary and VIEs were approximately US$2,643,000. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate.

19.	Dividend payable

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Dividend payable to Series A convertible stock holders	-	5

Dividend to Series A convertible preferred stockholders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible preferred stock outstanding for each of the reporting periods.

On August 21, 2011, all of the Company’s outstanding Series A convertible preferred stock, which had not been voluntarily converted into the Company’s common shares, were fully converted into the Company’s common shares under the mandatory conversion clause entered into by and between the Company and its Series A convertible preferred stockholders.

For the three months ended March 31, 2012 and 2011, the Company paid dividends of approximately US$5,000 and US$171,000 to its Series A convertible preferred stockholders, respectively.

20.	Long-term borrowing from director

	March 31, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	138	137

Long-term borrowing from director was a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Warrants

The Company issued warrants in its August 2009 Financing. Warrants issued and outstanding at March 31, 2012 and changes during the three months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2011 (audited)	3,005,456	$3.41	2.21	3,005,456	$3.41	2.21
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2012 (unaudited)	3,005,456	$3.41	1.96	3,005,456	$3.41	1.96

22.	Restricted Net Assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company.  As of March 31, 2012 and December 31, 2011, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$4.8 million and US$4.7 million, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2012 and December 31, 2011, there was approximately US$34.1 million and US$34.0 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.3 million and US$2.2 million statutory reserve funds as of March 31, 2012 and December 31, 2011, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$4.8 million and US$4.7 million restricted net assets as of March 31, 2012 and December 31, 2011, respectively, as discussed above.

23.	Related party transactions

Revenue from related parties:
	Three Months Ended March 31,
	2012	2011
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	14	-
-Beijing Fengshangyinli Technology Co., Ltd.	1	118
-Beijing Telijie Century Environmental Technology Co., Ltd.	-	72
	15	190

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$104,000 and US$77,000 for the three months ended March 31, 2012 and 2011, respectively.

25.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of March 31, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

Concentration of Suppliers

For the three months ended March 31, 2012, two suppliers individually accounted for 65% and 17% of the Company’s cost of sales, respectively. For the three months ended March 31, 2011, three suppliers individually accounted for 19%, 16% and 12% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended March 31, 2012 and 2011, respectively.

26.	Commitments

The following table sets forth the Company’s contractual obligations as of March 31, 2012:

	Server hosting and board-band lease	Purchase of TV advertisement time	Total
	US$(’000)	US$(’000)	US$(’000)

Nine months ending December 31,
-2012	48	27,702	27,750
Total	48	27,702	27,750

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27.	Segment reporting

The Company follows ASC Topic 280 “Segment Reporting”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance.

Three Months Ended March 31, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	4,345	10,369	71	150	-	-	14,935
Cost of sales	2,092	10,344	6	96	-	-	12,538
Total operating expenses	1,514	160	52	70	467 *	-	2,263
Depreciation and amortization expense included in total operating expenses	258	17	52	54	28	-	409
Operating income(loss)	739	(135)	13	(16)	(467)	-	134

Share of losses in equity investment affiliates	-	-	-	(110)	(83)	-	(193)
Expenditure for long-term assets	9	-	-	-	-	-	9
Net income (loss)	432	(112)	13	(121)	(503)	-	(291)
Total assets-March 31,2012	42,061	17,206	753	5,302	16,389	(22,557)	59,154

*Including approximate US$16,833 share-based compensation expenses.

Three Months Ended March 31, 2011 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	6,086	726	137	75	-	-	7,024
Cost of sales	1,423	558	12	37	-	-	2,030
Total operating expenses	1,122	153	74	97	510 *	-	1,956
Depreciation and amortization expense included in total operating expenses	46	20	46	64	23	-	199
Operating income(loss)	3,541	15	51	(59)	(510)	-	3,038

Gain on deconsolidation of subsidiaries	-	-	-	-	229	-	229
Share of earnings (losses) in equity investment affiliates	-	17	-	-	(64)	-	(47)
Expenditure for long-term assets	-	-	34	-	34	-	68
Net income (loss)	3,099	31	51	(44)	(341)	-	2,796
Total assets-March 31,2011	36,947	4,423	733	3,998	23,970	(23,606)	46,465

*Including approximate US$106,580 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

28.	(Loss)/earnings per share

Basic and diluted (loss)/earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Three Month Ended March 31,
	2012	2011
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(366)	$2,812
Dividend for Series A convertible preferred stock	-	(169)
Net (loss)/income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	(366)	2,643
Dividend for Series A convertible preferred stock	-	169
Net (loss)/income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	(366)	2,812

Weighted average number of common shares outstanding - Basic	22,182,584	17,244,315
Effect of diluted securities:
Series A Convertible preferred stock	-	2,735,605
Warrants and options	-	840,062
Weighted average number of common shares outstanding -Diluted	22,182,584	20,819,982

(Loss)/earnings per share-Basic	$(0.02)	$0.15
(Loss)/earnings per share-Diluted	$(0.02)	$0.14

29.	Share-based compensation expenses

On July 12, 2010, the Company renewed the investor relations service contract with Hayden Communications International, Inc. (“HCI”) for an18-month service contract commencing July 12, 2010.  As additional compensation, the Company issued HCI 60,000 restricted shares of the Company’s common stock. These shares were valued at $3.80 per share, the closing bid price of the Company’s common stock on the date of grant and the related compensation expense were amortized over the requisite service period.  Total compensation expenses recognized for the three months ended March 31, 2012 and 2011 was US$6,333 and US$38,000, respectively.

As a result of the merger of HCI and MZ Group, the Company terminated the above discussed service contract with HCI and engaged MZHCI, LLP (“MZ-HCI”) to provide investor relations services for a 24-month service period commencing January 1, 2012. As additional compensation, the Company granted 80,000 restricted shares of the Company’s common stock. These shares were valued at $1.05 per share, the closing bid price of the Company’s common stock on the date of grant and the related compensation expense were amortized over the requisite service period.  Total compensation expenses recognized for the three months ended March 31, 2012 and 2011 was US$10,500 and US$nil, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 30, 2009, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  The company utilized Black-Scholes option pricing model to gauge the grant date fair value of these options of US$4.05 per option. The related compensation expenses were amortized over its vesting period. Total compensation expenses recognized for these options for the three months ended March 31, 2012 and 2011 was US$nil and US$68,580, respectively.

On November 30, 2011, under the Company’s 2011 Omnibus Securities and Incentive Plan, the Company issued its management, employees and directors in the aggregate of 885,440 options to purchase up the same number of the company’s common stock at an exercise price of US$1.20 per share. These options were fully vested and exercisable upon issuance and subject to forfeiture upon an employee's cessation of employment at the discretion of the Company.

Options issued and outstanding at March 31, 2012 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2011 (audited)	939,440	9.51	$1.42	939,440	9.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2012 (unaudited)	939,440	9.26	$1.42	939,440	9.26	$1.42

The aggregate unrecognized share-based compensation expenses as of March 31, 2012 and March 31, 2011 is approximately US$74,000 and US$193,000, respectively.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Pursuant to the Contractual Agreements, all of the equity owners’ rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, and Rise King WFOE’s ability to extract the profits from the operation of the VIEs, and assume the residual benefits of the VIEs. Because Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, we included the assets, liabilities, revenues and expenses of the VIEs in our consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” subtopic 10.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party investor invested RMB15,000,000 (approximately US$2,371,654) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in ShenZhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. Therefore, as of March 31, 2012, Shenzhen Mingshan was an equity investment affiliate of ours.

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

 On December 8, 2010, Shanghai Jing Yang acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”). In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang.

We, through one of our VIEs, Beijing CNET Online, acquired a 51% equity interest in Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and a 49% equity interest in Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”) on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty SMEs focused primarily in the sportswear and clothing industry. In June 2011, Beijing CNET Online acquired the remaining 49% equity interest of Quanzhou Tian Xi Shun He. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online.

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

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,581,103) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5% and we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of March 31, 2012, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

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

On December 20, 2011, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei.  Sou Yi Lian Mei is primary engaged in providing online advertising and marketing services and operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”).

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the SEC, and include the accounts of our Company, and all of our subsidiaries and VIEs.  We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our interim consolidated financial statements, you should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

For the three months ended March 31, 2012, there were no new Accounting Standards Updates (ASUs) issued by the FASB to amend the FASB Accounting Standards Codification® (ASC).

A.  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Three Months Ended March 31,
	2012	2011
	US$	US$
	(Unaudited)	(Unaudited)

Sales	$14,920	$6,834
From unrelated parties	15	190
From related parties	14,935	7,024
Cost of sales	12,538	2,030
Gross margin	2,397	4,994

Operating expenses
Selling expenses	689	713
General and administrative expenses	1,243	890
Research and development expenses	331	353
	2,263	1,956

Income from operations	134	3,038

Other income (expenses)
Interest income	5	1
Gain on deconsolidation of subsidiaries	-	229
Other (expenses)/income	(1)	6
	4	236
Income before income tax expense, equity method investments and noncontrolling interests	138	3,274
Income tax expense	236	431
(Loss)/income before equity method investments and noncontrolling interests	(98)	2,843
Share of losses in equity investment affiliates	(193)	(47)
Net (loss)/income	(291)	2,796
Net (income)/loss attributable to noncontrolling interests	(75)	16
Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	(366)	2,812
Dividend of Series A convertible preferred stock	-	(169)
Net (loss)/income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$(366)	$2,643

(Loss)/earnings per share
(Loss)/earnings per common share
Basic	$(0.02)	$0.15
Diluted	$(0.02)	$0.14

Weighted average number of common shares outstanding:
Basic	22,182,584	17,244,315
Diluted	22,182,584	20,819,982

NON-GAAP MEASURES

To supplement the unaudited interim consolidated statement of income and comprehensive income presented in accordance with GAAP, we are also providing non-GAAP measures of income before income tax expenses, equity method investments and noncontrolling interests, net income, net income attributable to us, net income attributable to our common stockholders and basic and diluted earnings per share for the three months ended March 31, 2011, which are adjusted from results based on GAAP to exclude the non-cash gain recognized on deconsolidation of a subsidiary incurred for the three months ended March 31, 2011. For the three months ended March 31, 2012, there is no non-cash income or expenses from nonrecurring transaction under non-GAAP measures. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We use both GAAP and non-GAAP information in evaluating our operating business results internally and therefore deemed it important to provide all of this information to investors.

The following table presents reconciliations of our non-GAAP financial measures to the unaudited interim consolidated statements of income and comprehensive income for the three months ended March 31, 2011 (all amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Three Months Ended March 31, 2011
	GAAP	NON GAAP
	US$	US$
	(Unaudited)	(Unaudited)

Income from operations	$3,038	$3,038
Other income (expenses):
Interest income	1	1
Gain on deconsolidation of subsidiaries	229	-
Other income	6	6
	236
		7
Income before income tax expense, equity method investments and noncontrolling interests	3,274
Adjusted income before income tax expense, equity method investments and noncontrolling interests		3,045
Income tax expense	431	431
Income before equity method investments and noncontrolling interests	2,843
Adjusted income before equity method investments and noncontrolling interests		2,614
Share of losses in equity investment affiliates	(47)	(47)
Net income	2,796	-
Adjusted net income		2,567
Net loss attributable to noncontrolling interest	16	16
Net income attributable to ChinaNet Online Holdings, Inc.	2,812
Adjusted net income attributable to ChinaNet Online Holdings, Inc.		2,583
Dividend for series A convertible preferred stock	(169)	(169)
Net income attributable to common stockholders of ChinaNet Online	$2,643
Adjusted net income attributable to common stockholders of ChinaNet Online		$2,414

Earnings per common share-Basic	$0.15
Adjusted earnings per common share-Basic		$0.14
	$0.14
Earnings per common share-Diluted
Adjusted earnings per common share-Diluted		$0.12

Weighted average number of common shares outstanding:
Basic	17,244,315	17,244,315
Diluted	20,819,982	20,819,982

Revenue

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2012		2011
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$4,306	28.8%	$2,874	40.9%
Technical services	39	0.3%	3,212	45.7%
TV advertisement	10,369	69.4%	726	10.3%
Bank kiosks	71	0.5%	137	2.0%
Brand management and sales channel building	150	1.0%	75	1.1%
Total	$14,935	100%	$7,024	100%

Total Revenues: Our total revenues increased to US$14.9 million for the three months ended March 31, 2012 from US$7.0 million for three months ended March 31, 2011, representing a 113% increase.

We derive the majority of our advertising service revenues from the sale of advertising space, internet marketing and content management services on our portals, the sale of advertising time purchased from different TV programs and the provision of the related technical support to unrelated third parties and to certain related parties. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the three months ended March 31, 2012 and 2011, our service revenue from related parties in the aggregate was less than 5% of the total revenue we achieved for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net loss/income generated from each of our VIEs and subsidiaries for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		39		-		-		39
Business Opportunity Online and subsidiaries		12,668		15		-		12,683
Beijing CNET Online and subsidiaries		2,213		-		-		2,213
Shanghai Jing Yang		-		-		-		-
Total revenue		14,920		15		-		14,935

For the three months ended March 31, 2012:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		2		37
Business Opportunity Online and subsidiaries		10,325		2,358
Beijing CNET Online and subsidiaries		2,211		2
Shanghai Jing Yang		-		-
Total		12,538		2,397

For the three months ended March 31, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		(319)
Business Opportunity Online and subsidiaries		413
Beijing CNET Online and subsidiaries		(179)
Shanghai Jing Yang		(1)
ChinaNet Online Holdings, Inc.		(205)
Total net loss before allocation to the noncontrolling interest		(291)

For the three months ended March 31, 2011:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		3,045		167		-		3,212
Business Opportunity Online and subsidiaries		3,383		23		-		3,406
Beijing CNET Online and subsidiaries		403		-		-		403
Shanghai Jing Yang		3		-		-		3
Total revenue		6,834		190		-		7,024

For the three months ended March 31, 2011:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		177		3,035
Business Opportunity Online and subsidiaries		1,639		1,767
Beijing CNET Online and subsidiaries		214		189
Shanghai Jing Yang		-		3
Total		2,030		4,994

For the three months ended March 31, 2011:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		2,231
Business Opportunity Online and subsidiaries		836
Beijing CNET Online and subsidiaries		(68)
Shanghai Jing Yang		19
ChinaNet Online Holdings, Inc.		(222)
Total net income before allocation to the noncontrolling interest		2,796

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit, when making decisions about allocating resources and assessing performance.

●
Internet advertising revenues for the three months ended March 31, 2012 were approximately US$4.31 million as compared to US$2.87 million for the same period in 2011, representing an increase of 50%. The increase in internet advertising revenue was primarily due to the addition of the internet advertising revenue generated by Sou Yi Lian Mei for the three months ended March 31, 2012 of approximately US$1.56 million, resulted from the 51% equity interest acquisition in Sou Yi Lian Mei in late December 2011.  The internet advertising revenue generated by the other operating VIEs of approximately US$2.75 million for the three months ended March 31, 2012 decreased by approximately 4% as compared to US$2.87 million in internet advertising revenue generated in the same period of 2011.This decrease was primarily due to a decrease in the average advertising spending per customer caused by the general decline of China’s economy in the second quarter of 2011, which continued into the first quarter of 2012.

●
Revenues generated from technical services offered by Rise King WFOE were US$0.04 million for the three months ended March 31, 2012, as compared to US$3.2 million for the same period in 2011. Due to the Chinese government’s monetary policy of increasing interest rates and tightening the money supply, economic difficulties unexpectedly began in the second quarter of 2011, which only marginally improved in the first quarter of 2012 with no significant changes in the overall economy. As a result, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly.  In response to the overall economic downturn in China, and from the second half of 2011, majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above.

●
Our TV advertising revenue increased significantly to US$10.4 million for the three months ended March 31, 2012 from US$0.73 million for the same period in 2011.  We generated this US$10.4 million of TV advertising revenue by selling approximately 10,396 minutes of advertising time that we purchased from different provincial TV stations as compared with approximately 835 minutes of advertising time that we sold in the same period of 2011.  This increase in TV advertising time selling was to strategically bind the cooperating with the TV station for the launching of the entrepreneurial reality show, which is based on the same concept and premise as the hit TV game show “Shark Tank” in the U.S. This show is intended to get the general public to visit our website, Chuanye.com and create additional traffic on  our two advertising portals, 28.com and Liansuo.com, and in return to monetize more branded larger size small and medium enterprises to use of our services while securing our competitive advantage in the TV business segment against our competitors with more time purchased in 2012 as compared with 2011. The TV show is considered to be an alternative economic resource to obtain internet traffic to our web portals as the costs associated with our internet resources are increasing year over year and TV cost has a relatively slower rate of increase. However, due to the Chinese New Year holiday effect in the first quarter of each fiscal year, which is always considered to the slowest time of the year, we had to strategically bundle the time slots at cost for other quarter’s slots in order achieve the expected sale results. Therefore, we achieved only 0.2% gross margin for this segment for the three months ended March 31, 2012. For the three months ended March 31, 2011, we only kept limited TV time slots at an affordable cost to the needed customers at an agreed profitable price, which enabled us to achieve a 23% gross margin for the period. Management believes that the gross margin of this business segment will improve in future reporting periods in 2012.

●
For the three months ended March 31, 2012, we earned approximately US$0.07 million of revenue from the bank kiosk business segment as compared to approximately US$0.14 million for the same period in 2011. The decrease in advertising revenue from the bank kiosk business was a result of the decline of the general economy in China, which caused a significant reduction in our customers’ overall advertising spending as discussed above. The bank kiosk advertising business is not intended to expand at the moment as management’s main focus is on expanding internet business. The kiosk business’ many details still need to be further analyzed and confirmed before allocating more capital to this business unit. Therefore, it was not a significant contributor to revenue for either the three months ended March 31, 2012 or 2011. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

●
For the three months ended March 31, 2012, we achieved approximately US$0.15 million service revenue from our brand management and sales channel building segment as compared to US$0.08 million service revenue generated in the same period of 2011.  The increase of the revenue from this business segment was primarily due to different months of service revenue from Quanzhou Tian Xi Shun He, which became our consolidated majority-owned VIE in late February 2011, and was included for the three months ended March 31, 2012 and 2011, respectively.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2012			2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$4,306	$2,090	51%	$2,874	$1,246	57%
Technical service	39	2	95%	3,212	177	94%
TV advertisement	10,369	10,344	0.2%	726	558	23%
Bank kiosk	71	6	92%	137	12	91%
Brand management and sales channel building	150	96	36%	75	37	51%
Total	$14,935	$12,538	16%	$7,024	$2,030	71%

Cost of revenues: Our total cost of revenues increased to US$12.5 million for the three months ended March 31, 2012 from US$2.0 million for the same period in 2011. This was primarily due to the significant increase in costs associated with our TV advertisement business segment, which was in line with the increase in our TV advertisement revenue as discussed above.  Our cost of revenues related to the offering of our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services and business taxes and surcharges.

●
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for approximately 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, such as: Baidu, Google and Tecent (QQ). Our purchasing of these internet resources in large volumes for ultimate use by our customers allowed us to negotiate discounts with our suppliers. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites.  For the three months ended March 31, 2012 and 2011, our total cost of sales for internet advertising was US$2.09 million and US$1.25 million, respectively. The increase in our cost of sales for internet advertising revenue was primarily due to the addition of the internet advertising cost of sales recorded by Sou Yi Lian Mei for the three months ended March 31, 2012 of approximately US$0.58 million, resulted from the 51% equity interest acquisition in Sou Yi Lian Mei in late December 2011. The internet cost of revenue incurred by the other operating VIEs of approximately US$1.51 million for the three months ended March 31, 2012 increased by approximately 21% as compared to US$1.25 million in internet advertising cost of revenue incurred in the same period of 2011.  This increase was primarily due to the increase in the purchase price of such resources in 2012 as compared in 2011 and the increased demand of these resources to improve customer satisfaction. Given the foregoing, gross profit margin of internet advertising business segment furnished approximately 51% for the three months ended March 31, 2012 as compared to 57% achieved in the same period in 2011.

●
Beginning in December 2009, our WFOE began providing a number of value added technical services to our internet advertisement customers. The direct cost of sales for the WFOE’s technical services revenue recognized by our WFOE was primarily the PRC business tax expenses, which was approximately 5% of the total technical service revenue recognized by Rise King WFOE. The decrease in the business tax expenses incurred by our WFOE for the three months ended March 31, 2012 was in line with the decrease in the technical services revenue earned by our WFOE for the three months ended March 31, 2012 as compared to the same period in 2011.

●
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients.  Our TV advertisement time cost was approximately US$10.3 million and US$0.56 million for the three months ended March 31, 2012 and 2011, respectively. The significant increase in our total TV advertisement time cost was in line with the significant increase of TV advertising revenue for the three months ended March 31, 2012 as compared to that in the same period of 2011, as discussed above.

●
Cost recognized for Brand management and sales channel building business segment mainly consisted of director labor cost for providing these services to our customers and the related business tax and surcharges.

Gross Profit

As a result of the foregoing, our gross profit was US$2.4 million for the three months ended March 31, 2012 as compared to US$5.0 million for the same period in 2011.  Our overall gross margin decreased to 16% for the three months ended March 31, 2012 as compared with 71% for the same period in 2011. This decrease is a direct result of the significant increase of the low margin TV advertising revenue, which accounted for approximately 69% of the total revenue we achieved for the three months ended March 31, 2012 as compared to 10% in the same period of 2011.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2012		2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$14,920	100%	$7,024	100%
Gross Profit	2,397	16%	4,994	71%
Selling expenses	689	5%	713	10%
General and administrative expenses	1,243	8%	890	13%
Research and development expenses	331	2%	353	5%
Total operating expenses	$2,263	15%	$1,956	28%

Operating Expenses:   Our operating expenses increased to US$2.26 million for the three months ended March 31, 2012 from US$1.96 million for the same period of 2011.

●
Selling expenses: Selling expenses decreased slightly to US$0.69 million for the three months ended March 31, 2012 from US$0.71 million for the same period of 2011.  Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses and communication expenses of our sales department.  For the three months ended March 31, 2012, the change in our selling expenses was primarily due to the following reasons: (1) the increase in staff salary, bonus, benefit expenses and other general selling expenses, such as entertainment expenses, travelling expenses and communication expenses of approximately US$0.37 million, due to expansion of our sales department through newly formed and acquired VIEs in 2011, most of which had not been incorporated or acquired during the first quarter of 2011 or until the end of the first quarter of 2011, such as Chuang Fu Tian Xia, which was incorporated in March 2011 and Sou Yi Lian Mei, which was acquired in December 2011; and (2) our brand development advertising expenses for our advertising web portals decreased by approximately US$0.39 million. Due to the current economic downturn and overall cost reduction plan, the Company decided to slow down the brand-building activities until the economy starts to recover. Our key advertising web portal, 28.com, has had brand recognition as one of the most popular Chinese internet portals providing advertising and marketing services and other value-added services to SMEs, particularly for small and medium-sized franchisors, in the PRC, through the investment we made in brand building over the last three years.

●
General and administrative expenses: General and administrative expenses increased to US$1.24 million for the three months ended March 31, 2012 as compared to US$0.89 million for the same period in 2011.  Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses.  The change in our general and administrative expenses for the three months ended March 31, 2012 was primarily due to the following reasons: (1) the increase in the amortization expenses related to the intangible assets identified in the acquisition transactions consummated in 2011 of approximately US$0.16 million, which was primarily due to the acquisition of Sou Yi Lian Mei was consummated in late December 2011 and the amortization expenses was only included for the three months ended March 31, 2012; and (2) the increase in salary expenses and other general administrative expenses of the newly formed and acquired VIEs in 2011 of approximately US$0.19 million, most of which had not been incorporated or acquired during the first quarter of 2011 or until the end of the first quarter of 2011, as discussed above.

●
Research and development expenses: Research and development expenses decreased slightly to US$0.33 million for the three months ended March 31, 2012 from US$0.35 million for the same period of 2011.  Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The change in our research and development expenses for the three months ended March 31, 2012 was primarily due to the following reasons: (1) the amortization expenses of approximately US$0.04 million for the cloud-computing based software technologies, which we acquired in June 2011, thus was only included in the R&D expenses for the three months ended March 31, 2012; and (2) the decrease in salary and staff benefit expenses in our R&D department of approximately US$0.06 million, due to internal transfer of the R&D staff to the operating department.

●	Operating Profit: As a result of the foregoing, our operating profit decreased to US$0.13 million for the three months ended March 31, 2012 from US$3.0 million for the same period in 2011.

●
Gain on deconsolidation of subsidiaries: The deconsolidation of Shenzhen Mingshan that occurred on January 6, 2011, was accounted for in accordance with ASC Topic 810 “Consolidation”.  We recognized a gain of approximately US$0.23 million upon deconsolidation of Shenzhen Mingshan in our consolidated statements of income and comprehensive income for the three months ended March 31, 2011, with a corresponding increase to the carrying value of the investment in Shenzhen Mingshan in our consolidated balance sheet.  The deconsolidation gain represented the excess of the fair value of our retained equity interest in Shenzhen Mingshan over its carrying value as of the date of deconsolidation.

●
Income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, our income before income tax expenses, equity method investment and noncontrolling interest decreased to US$0.14 million for the three months ended March 31, 2012 from US$3.27 million for the same period in 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the three months ended March 31, 2011, our adjusted income before income tax expenses, equity method investments and noncontrolling interests was US$3.05 million.

●
Income Tax expenses: We recognized an income tax expense of approximately US$0.24 million and US$0.43 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, current income tax expenses was approximately US$0.62 million and US$0.45 million, respectively. The increase in the current income tax expenses was primarily due to the increase in the effective income tax rates of our PRC operating entities incorporated in Xiaogan City, Hubei province. For the three months ended March 31, 2012, our income tax expenses also included an approximately US$0.05 million deferred income tax benefit in relation to the approximately US$0.22 million amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and an approximately US$0.33 million deferred income tax benefit in relation to the approximately US$1.93 million net operating loss incurred by our PRC operating VIEs for the three months ended March 31, 2012, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

●
Loss/(income) before equity method investments and noncontrolling interests: As a result of the foregoing, we incurred a loss before equity method investments and noncontrolling interests of approximately US$0.1 million for the three months ended March 31, 2012 as compared to an income before equity method investments and noncontrolling interests of approximately US$2.8 million for the same period of 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the three months ended March 31, 2011, our adjusted income before equity method investments and noncontrolling interests was US$2.6 million.

●
Share of losses in equity investment affiliates: We acquired a 49% equity interest in Beijing Yang Guang in December 2010. In August 2011, we transferred our 49% equity interest in Beijing Yang Guang back to its majority shareholder. Our pro-rata share of earnings recognized for the three months ended March 31, 2011 in Beijing Yang Guang was approximately US$0.02 million. Shenzhen Mingshan used to be 51% owned by one of our operating VIEs and was consolidated by us from its date of incorporation through January 6, 2011.  On January 6, 2011, an unaffiliated third party investor invested RMB15,000,000 (approximately US$2,371,654) to Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan, and our share of equity interest decreased from 51% to 20.4% accordingly. Shenzhen Mingshan then became an equity investment affiliate of ours.  Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan immediately after the deconsolidation, which was approximately US$0.08 million and US$0.07 million for the three months ended March 31, 2012 and 2011, respectively. Zhao Shang Ke Hubei used to be 51% owned by one of our operating VIEs and was consolidated by us from its date of incorporation through December 29, 2011.  On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,581,103) to Zhao Shang Ke Hubei in exchange for a 50% equity interest in Zhao Shang Ke Hubei, and our share of equity interest decreased from 51% to 25.5% accordingly. Zhao Shang Ke Hubei then became an equity investment affiliate of ours.  Accordingly, we recognized our pro-rata share of losses in Zhao Shang Ke Hubei immediately after the deconsolidation, which was approximately US$0.11 million for the three months ended March 31, 2012. Given the foregoing, net amount recognized as share of losses in equity investment affiliates was approximately US$0.19 million and US$0.05 million for the three months ended March 31, 2012 and 2011, respectively.

●
Net loss/(income): As a result of the foregoing, we incurred a net loss of approximately US$0.29 million for the three months ended March 31, 2012 as compared to a net income of approximately US$2.8 million for the same period of 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the three months ended March 31, 2011, our adjusted net income was US$2.6 million.

●
Income/(loss) attributable to noncontrolling interest: Quanzhou Tian Xi Shun He was 51% owned by Beijing CNET Online upon acquisition before it became a wholly-owned subsidiary of Beijing CNET Online in June 2011. Zhao Shang Ke Hubei was 51% owned by Business Opportunity Online Hubei upon incorporation until it was deconsolidated from us in December 2011. Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In December 2011, we, through one of our operating VIEs, acquired a 51% equity interest in Sou Yi Lian Mei and Sou Yi Lian Mei became a majority-owned VIE of ours. Accordingly, net income or net loss incurred by these entities during the period when they were majority-owned subsidiaries of our PRC operating VIEs were allocated between their respective shareholders based on their respective percentage of the ownership in these entities.  For the three months ended March 31, 2012, the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.08 million, and net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.16 million. Given the foregoing, net amount recognized as net income attributable to noncontrolling interests for the three months ended March 31, 2012 was approximately US$0.08 million. For the three months ended March 31, 2011, the aggregate net losses allocated to the noncontrolling interest of Quanzhou Tian Xi Shun He and Chuang Fu Tian Xia was approximately US$0.02 million.

●
Net loss/(income) attributable to ChinaNet Online Holdings, Inc.: Total net loss/income as adjusted by the net income/loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss/income attributable to ChinaNet Online Holdings, Inc. Our net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$0.37 million for the three months ended March 31, 2012 as compared to a net income attributable to ChinaNet Online Holdings, Inc. of approximately US$2.8 million for the same period of 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the three months ended March 31, 2011, our adjusted net income attributable to ChinaNet Online Holdings, Inc. was approximately US$2.6 million.

●
Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share outstanding within each of the reporting periods. As all of the outstanding Series A convertible preferred stock of us had been mandatorily converted into our common stock on August 21, 2011, no preferred stock dividend was accrued for the three months ended March 31, 2012. The cash dividends we accrued for the Series A convertible preferred stock was approximately US$0.17 million for the three months ended March 31, 2011.

●
Net loss/(income) attributable to ChinaNet’s common stockholders: Net loss/income attributable to ChinaNet’s common stockholders represents the net loss/income after allocation to noncontrolling interests minus the cash dividend accrued for Series A convertible preferred stock. Our net loss attributable to ChinaNet’s common stockholders was approximately US$0.37 million for the three months ended March 31, 2012 as compared to a net income attributable to ChinaNet’s common stockholders of approximately US$2.6 million for the same period of 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the three months ended March 31, 2011, our adjusted net income attributable to ChinaNet’s common stockholders was approximately US$2.4 million.

B.  LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2012, we had cash and cash equivalents of approximately US$9.0 million.

Our liquidity needs primarily include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advance payment to TV advertising slots and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies and other general office equipment. To date, we have financed our liquidity needs primarily through proceeds from our operating activities generated in prior years.

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	Amounts in thousands of US dollars

Net cash provided by operating activities	$363	$3,821
Net cash used in investing activities	(2,461)	(1,743)
Net cash provided by/(used in) financing activities	311	(97)
Effect of foreign currency exchange rate changes on cash	56	59
Net (decrease)/increase in cash and cash equivalents	$(1,731)	$2,040

Net cash provided by operating activities:

For the three months ended March 31, 2012, our net cash provided by operating activities of approximate US$0.36 million was primarily attributable to:

(1)
net loss excluding an approximately US$0.38 million net deferred income tax benefit and a US$0.62 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates of approximately US$0.05 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$0.26 million, which was primarily due to the collection of overdue contact deposit for TV adverting resources purchased;

-
prepayment and deposit to suppliers decreased by approximately US$1.74 million, which was primarily due to the transferring of prepayment to suppliers to cost of sales when the related services had been provided by the suppliers.

-	advances from customers increased by approximately U$S1.16 million; and

-	taxes payable increased by approximately US$0.63 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$3.11 million;

-	due to related parties decreased by approximately US$0.08 million, due to returning the nominal shareholders of Shanghai Jing Yang for their original paid-in capital contribution;

-	accrued payroll and other accruals decreased by approximately US$0.13 million; and

-	we also paid approximately US$0.08 million for other current assets and liabilities.

For the three months ended March 31, 2011, our net cash provided by operating activities of approximate US$3.82 million was primarily attributable to:

(1)
net income excluding the US$0.23 million of non-cash gain recognized upon deconsolidation of a subsidiary and the US$0.34 million of non-cash expenses of depreciation, amortization and share-based compensation expenses of approximately US$2.9 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$3.7 million, which primarily due to the collection of temporary loans from third parties;

-	accounts payables and other payables increased by approximately US$0.38 million; and

-	taxes payable increased by approximately US$0.40 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due to related parties for the advertising services provided increased by approximately US$1.49 million;

-	advance from customers and due to related parties for the advertising services to be provided decreased by approximately US$1.40 million;

-	we settled the amount due to a director for approximately US$0.40 million for the cost and expenses paid by his on behalf of our company in previous years; and

-	we also paid approximately US$0.25 million for other current assets and liabilities.

Net cash used in investing activities:

For the three months ended March 31, 2012, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.01 million for purchasing of general office equipments; and (2) we made an approximately US$2.45 million project development deposit to a third party project development and management company for the participation of the Xiaogan TMT Zone development and management. This TMT zone is intended to become the headquarters for the SMEs, especially the small and medium sized franchising business, with all the supporting TMT services. The deposit is refundable subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone. If after evaluation, further involvement in the development and management is not economical or efficient for us and we decides to exit, the deposit will be refunded within the current calendar year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.46 million for the three months ended March 31, 2012.

For the three months ended March 31, 2011, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.07 million to purchase general office equipment and computer software; (2) total cash acquired from the Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He recorded as cash inflow from investing activities was approximately US$0.02 million; (3) cash effect of deconsolidation of Shenzhen Mingshan recorded as cash outflow from investing activities was approximately US$0.18 million, which represented the cash balance of Shenzhen Mingshan as of its deconsolidation date; and (4) we also made an additional working capital loan to Beijing Yang Guang, who was an equity investment affiliate of us at that time of approximately US$1.52 million. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.74 million for the three months ended March 31, 2011.

Net cash provided by/ (used in) financing activities:

For the three months ended March 31, 2012, our net cash provided by financing activities was approximately US$0.31 million which primarily consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.01 million and (2) one of our VIEs borrowed an approximately US$0.32 million working capital loan from Zhao Shang Ke Hubei, our equity investment affiliate, which was recorded as cash inflow from financing activities.

For the three months ended March 31, 2011, our net cash used in financing activities was approximately US$0.1 million which primarily consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.17 million; and (2) cash contributed by the noncontrolling interest shareholders of Chuang Fu Tixan Xia of approximately US$0.07 million upon incorporation of the company.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of March 31, 2012 and December 31, 2011, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$4.8 million and US$4.7 million, respectively.

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

As of March 31, 2012 and December 31, 2011, there were approximately US$34.1 million and US$34.0 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.3 million and US$2.2 million statutory reserve funds as of March 31, 2012 and December 31, 2011, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$4.8 million and US$4.7 million restricted net assets as of March 31, 2012 and December 31, 2011, respectively, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures

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

CHINANET ONLINE HOLDINGS, INC.

Date: May 21, 2012	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Financial Officer)