Form 10-Q
period 2012-06-30
ChinaNet Online Holdings, Inc.
filed 2012-08-20
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 20, 2012 the registrant had 22,186,540 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	December 31, 2011
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,572	$10,695
Accounts receivable, net	9,476	4,444
Other receivables, net	5,672	3,631
Prepayment and deposit to suppliers	13,485	15,360
Due from related parties	283	324
Contingent consideration receivables	160	159
Other current assets	103	129
Deferred tax assets-current	272	-
Total current assets	38,023	34,742

Investment in and advance to equity investment affiliates	1,109	1,396
Property and equipment, net	1,666	1,902
Intangible assets, net	7,686	8,151
Goodwill	11,077	10,999
Deferred tax assets-non current	270	92
Total Assets	$59,831	$57,282

Liabilities and Equity
Current liabilities:
Accounts payable *	$380	$268
Advances from customers *	1,800	724
Accrued payroll and other accruals *	1,037	616
Due to equity investment affiliate *	-	220
Due to related parties *	-	161
Payable for acquisition *	-	550
Taxes payable *	5,860	5,040
Other payables *	188	114
Dividend payable	-	5
Total current liabilities	9,265	7,698

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	June 30, 2012	December 31, 2011
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,797	1,893
Long-term borrowing from director	138	137
Total Liabilities	11,200	9,728

Commitments and contingencies

Equity:
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,186,540 shares and 22,146,540 shares at June 30, 2012 and December 31, 2011, respectively)	22	22
Additional paid-in capital	20,774	20,747
Statutory reserves	2,117	2,117
Retained earnings	17,217	16,688
Accumulated other comprehensive income	2,387	2,132
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	42,517	41,706

Noncontrolling interests	6,114	5,848
Total equity	48,631	47,554

Total Liabilities and Equity	$59,831	$57,282

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$27,996	$15,636	$13,076	$8,814
From related parties	66	457	51	267
	28,062	16,093	13,127	9,081
Cost of sales	21,902	5,458	9,364	3,437
Gross margin	6,160	10,635	3,763	5,644

Operating expenses
Selling expenses	1,402	1,620	713	908
General and administrative expenses	3,060	1,865	1,817	975
Research and development expenses	756	724	425	372
	5,218	4,209	2,955	2,255

Income from operations	942	6,426	808	3,389

Other income (expenses)
Interest income	121	4	116	3
Gain on deconsolidation of subsidiaries	-	230	-	-
Other (expenses)/income	-	5	1	(1)
	121	239	117	2

Income before income tax expense, equity method investments and noncontrolling interests	1,063	6,665	925	3,391
Income tax expense / (benefit)	14	751	(222)	319
Income before equity method investments and noncontrolling interests	1,049	5,914	1,147	3,072
Share of losses in equity investment affiliates	(297)	(105)	(104)	(59)
Net income	752	5,809	1,043	3,013
Net income attributable to noncontrolling interests	(223)	(3)	(148)	(19)
Net income attributable to ChinaNet Online Holdings, Inc.	529	5,806	895	2,994

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME （CONTINUED）
(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc.	$529	$5,806	$895	$2,994
Dividend of Series A convertible preferred stock	-	(322)	-	(153)

Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$529	$5,484	$895	$2,841

Net income	752	5,809	1,043	3,013
Foreign currency translation gain	298	744	35	548
Comprehensive Income	$1,050	$6,553	$1,078	$3,561
Comprehensive income attributable to noncontrolling interests	(266)	(26)	(154)	(39)
Comprehensive income attributable to ChinaNet Online Holdings, Inc.	$784	$6,527	$924	$3,522

Earnings per share
Earnings per common share
Basic	$0.02	$0.32	$0.04	$0.16
Diluted	$0.02	$0.28	$0.04	$0.15

Weighted average number of common shares outstanding:
Basic	22,184,562	17,387,336	22,186,540	17,528,785
Diluted	22,184,562	20,410,724	22,186,540	20,005,962

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$752	$5,809
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	818	470
Share-based compensation expenses	27	172
Allowances for doubtful debts	561	-
Share of losses in equity investment affiliates	297	105
Gain on deconsolidation of subsidiaries	-	(230)
Gain on disposal of property and equipment	-	(3)
Deferred taxes	(558)	(46)
Changes in operating assets and liabilities
Accounts receivable	(5,346)	(2,171)
Other receivables	226	1,320
Prepayment and deposit to suppliers	1,983	(309)
Due from related parties	43	(258)
Other current assets	26	(2)
Accounts payable	109	258
Advances from customers	1,070	(1,477)
Accrued payroll and other accruals	418	(50)
Due to director	-	(147)
Due to Control Group	-	(81)
Due to related parties	(162)	(137)
Other payables	45	77
Taxes payable	783	797
Net cash provided by operating activities	1,092	4,097

Cash flows from investing activities
Purchases of vehicles and office equipment	(46)	(152)
Purchase of intangible assets	-	(1,429)
Project development deposit to a third party	(2,450)	-
Restricted cash for incorporation of VIEs	-	(186)
Cash from acquisition of VIEs	-	24
Cash effect on deconsolidation of VIEs	-	(182)
Long-term investment in and advance to equity investment affiliates	-	(1,527)
Disposal of investment in and loan repayment from equity investment affiliate	-	1,527
Payment for acquisition of VIEs	(553)	(1,451)
Net cash used in investing activities	(3,049)	(3,376)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Six Months Ended June 30,
	2012	2011
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Cash investment contributed by noncontrolling interests	-	224
Dividend paid to convertible preferred stockholders	(5)	(283)
Short-term loan borrowed from a equity investment affiliate	316	-
Short-term loan repaid to a equity investment affiliate	(538)	-
Net cash used in financing activities	(227)	(59)

Effect of exchange rate fluctuation on cash and cash equivalents	61	195

Net (decrease) / increase in cash and cash equivalents	(2,123)	857

Cash and cash equivalents at beginning of the period	10,695	15,590
Cash and cash equivalents at end of the period	$8,572	$16,447

Supplemental disclosure of cash flow information

Income taxes paid	$73	$117

Non-cash transactions:
Restricted stock and options granted for future service	$63	$128

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (formerly known as Emazing Interactive, Inc.) (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of the Company’s incorporation until June 26, 2009, when the Company consummated the Share Exchange (discussed below), the Company’s activities were primarily concentrated in web server access and company branding in hosting web based e-games.

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

Shanghai Borongdingsi is 51% owned by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct a bank kiosk advertisement business. The business is based on a bank kiosk cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The bank kiosk cooperation agreement has a term of eight years starting August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement business as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the bank kiosk business exclusively until it recovers the cost of purchasing the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the succeeding net profit generated from the bank kiosk advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,373,530) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  The Company’s share of the equity interest in ShenZhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in ShenZhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in the advertising business, pursuant to which the Company, through its wholly owned subsidiary, Rise King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.  As of the date these contractual agreements were entered into, Shanghai Jing Yang had not establish any resources to conducted any business activities by itself and the carrying amount of the net assets of Shanghai Jing Yang which was all cash and cash equivalents approximate fair values due to their short maturities. Therefore, Shanghai Jing Yang’s accounts were included in the Company’s consolidated financial statements with no goodwill recognized in accordance with ASC Topic 810 “Consolidation”.

On December 8, 2010, the Company, through one of its VIEs, Shanghai Jing Yang acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”).  In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang.

The Company, through one of its VIEs, Beijing CNET Online, acquired a 100% equity interest in Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and a 51% equity interest in Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”) on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty small to medium sized companies focused primarily in the sportswear and clothing industry. In June 2011, Beijing CNET Online acquired the remaining 49% equity interest in Quanzhou Tian Xi Shun He. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online accordingly.

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

On April 18, 2011, the Company, through one of its VIEs, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”).  Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,582,354) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei in the enlarged registered capital. Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5% and ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

On July 1, 2011, one of the Company’s VIEs, Quanzhou Zhi Yuan, formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). Xin Qi Yuan Hubei is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

On July 1, 2011, one of the Company’s VIEs, Quanzhou Tian Xi Shun He, formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). Mu Lin Sen Hubei is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

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

On December 20, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd. ("Sou Yi Lian Mei").  Sou Yi Lian Mei is primary engaged in providing online advertising and marketing services and operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”).

As of June 30, 2012, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,717	$8,322
Accounts receivable, net	9,210	3,705
Other receivables, net	5,495	3,619
Prepayment and deposit to suppliers	13,483	15,360
Due from related parties	153	192
Contingent consideration receivables	160	159
Other current assets	21	23
Deferred tax assets-current	272	-
Total current assets	35,511	31,380

Investment in and advance to equity investment affiliates	1,067	1,354
Property and equipment, net	1,347	1,507
Intangible assets, net	7,658	8,111
Goodwill	11,077	10,999
Deferred tax assets-non current	187	92
Total Assets	$56,847	$53,443

Liabilities
Current liabilities:
Accounts payable	$379	$268
Advances from customers	1,800	724
Accrued payroll and other accruals	789	251
Due to equity investment affiliate	-	220
Due to related parties	-	161
Due to Control Group	11	11
Payable for acquisition	-	550
Taxes payable	5,280	4,409
Other payables	182	107
Total current liabilities	8,441	6,701

Deferred tax Liabilities-non current	1,797	1,893
Total Liabilities	$10,238	$8,594

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the six months ended June 30, 2012, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$27,979,000, cost of sales of approximately US$21,897,000, operating expenses of approximately US$3,711,000 and net income before allocation to noncontrolling interests of approximately US$2,098,000.

For the three months ended June 30, 2012, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$13,083,000, cost of sales of approximately US$9,361,000, operating expenses of approximately US$2,055,000 and net income before allocation to noncontrolling interests of approximately US$1,865,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$11,764,000 cost of sales of approximately US$5,250,000, operating expenses of approximately US$2,828,000 and net income before allocation to noncontrolling interests of approximately US$3,489,000.

For the three months ended June 30, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$7,978,000, cost of sales of approximately US$3,376,000, operating expenses of approximately US$1,585,000 and net income before allocation to noncontrolling interests of approximately US$2,713,000.

3.	Summary of significant accounting policies

a)	Basis of presentation

The interim consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

The interim consolidated financial information as of June 30, 2012 and for the six and three months ended June 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations for the six and three months ended June 30, 2012 and 2011, and its consolidated cash flows for the six months ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2012	December 31, 2011

Balance sheet items, except for equity accounts	6.3197	6.3647

	Six Months Ended June 30,
	2012	2011

Items in the statements of income and comprehensive income, and statements of cash flows	6.3255	6.5482

	Three Months Ended June 30,
	2012	2011

Items in the statements of income and comprehensive income, and statements of cash flows	6.3309	6.5074

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the six months ended June 30, 2012 and 2011, advertising expenses for the Company’s own brand building were approximately US$168,000 and US$1,019,000, respectively. For the three months ended June 30, 2012 and 2011, advertising expenses for the Company’s own brand building were approximately US$94,000 and US$555,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2012 and 2011 were approximately US$756,000 and US$724,000, respectively. Expenses for research and development for the three months ended June 30, 2012 and 2011 were approximately US$425,000 and US$372,000, respectively.

g)	Income taxes

The Company follows the guidance of ASC Topic 740 “Income taxes” and uses liability method to account for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets, if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in statement of income and comprehensive income in the period that includes the enactment date.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Uncertain tax positions

The Company follows the guidance of ASC Topic 740 “Income taxes”, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the six and three months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i)	Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Cash and cash equivalent

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Cash	757	181
Bank deposit	7,815	10,514
	8,572	10,695

5.	Accounts receivable, net

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	11,943	6,546
Allowance for doubtful debts	(2,467)	(2,102)
Accounts receivable, net	9,476	4,444

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2012, the Company provided approximately US$2,467,000 allowance for doubtful debts, which was related to the accounts receivable of the Company’s internet advertising business segment with an aging over six months. For the six and three months ended June 30, 2012, approximately US$350,000 allowance for doubtful debts was provided.

6.	Other receivables, net

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan for marketing campaign	3,006	2,985
Project development deposit	2,453	-
Staff advances for normal business purpose	213	279
Overdue contract guarantee deposits	740	891
Allowance for doubtful debts	(740)	(524)
Other receivables, net	5,672	3,631

Short-term loan for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,952,757) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” This TV series was produced in commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty). By participating in this TV series, the Company’s logo will be shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn since September 2011 and continues to sell its broadcasting rights to other provincial TV channels for additional exposure.  In November and December, 2011, the Company collected its first two repayments of an aggregate of RMB6,000,000 (approximately US$948,662) from the borrower. In accordance with the communication between the Company and the borrower, the Company has extended the term of this loan from December 31, 2011 to December 31, 2012, as this TV series had only completed its first round selling broadcasting rights. The Company will continue to assess the collectability of this loan and if an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

As of June 30, 2012, the Company made a project development deposit to a third party project development and management company for the participation in the TMT (“Technology, Media and Telecom”) Zone development and management in Xiaogan City, Hubei Province, the PRC (the “Xiaogan TMT Zone”). The Xiaogan TMT zone is intended to become the headquarters for SMEs, particularly those SMEs engaged in the small and medium sized franchising business. The deposit is refundable subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone. If after evaluation, further involvement in the development and management of the Xiaogan TMT Zone is not economical or efficient for the Company and the Company decides to exit, the deposit will be refunded within the current calendar year.

For all advertising resources purchasing contracts signed by the Company with its resource providers, the Company is required to make contract guarantee deposits, which are either used to pay the actual contract amount of resources used in the last month of each contract period or to be refunded to the Company of the remaining balance upon expiration of the contract. Overdue contract guarantee deposits represented the portion of the contract guarantee deposits, which related advertising resources purchasing contracts had been completed as of each of the reporting dates. Based on the assessment of the collectability of these overdue contract guarantee deposits as of June 30, 2012, the Company provided approximately US$740,000 allowance for doubtful debts, which was related to the contract guarantee deposits of its TV advertising business segment. For the six and three months ended June 30, 2012, approximately US$211,000 allowance for doubtful debts was provided.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Prepayments and deposit to suppliers

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantees to TV advertisement and internet resources providers	9,977	10,050
Prepayments to TV advertisement and internet resources providers	3,473	5,285
Other deposits and prepayments	35	25
	13,485	15,360

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

8.	Due from related parties

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	106	113
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	84	74
Beijing Telijie Century Environmental Technology Co., Ltd.	93	137
	283	324

These related parties are directly or indirectly owned by the Control Group of the Company. The Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun (acting as nominee for Mr. Zhige, Zhang), the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising services to these related parties in its normal course of business on the same terms as those provide to its unrelated advertising clients. Due from related parties represented the outstanding receivables for the advertising services that the Company provided to these related parties as of each of the reporting date.

9.	Contingent consideration receivables

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	159
Recognized from acquisition of VIEs	-
Changes in fair value of contingent consideration receivables recognized	-
Exchange translation adjustment	1
Balance as of June 30, 2012 (unaudited)	160

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingent consideration receivables arose from certain “make good” provisions entered into by and between the Company and former stockholders of the VIEs upon the acquisition of the Company’s consolidated VIEs. These "make good" provisions provide that if the acquired VIEs' audited pretax profit or after tax profit for the year ended December 31, 2012 increases by less than certain amount or percentage as compared to that of the prior year, then the former VIE stockholders will be required to compensate the Company in cash for the difference between target pretax profit or after tax profit and the actual pretax profit or after tax profit, as applicable.

As of December 31, 2011, the aggregate amount of the fair value of the contingent consideration receivables for the acquisition transactions that occurred in 2011 was approximately US$159,000. The Company reassessed the fair value of these contingent consideration receivables as of June 30, 2012 for the respective make good arrangement for the year ended December 31, 2012, based on their historical performance and other relevant assumptions, and determined that no material changes in fair value of these contingent consideration receivables incurred during the six and three months ended June 30, 2012.

10.	Investment in and advance to equity investment affiliates

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	1,066	1,354
Advance to equity investment affiliates	43	42
	1,109	1,396

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the six months ended June 30, 2012:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2011 (audited)	595	801	1,396
Share of losses in equity investment affiliates	(93)	(204)	(297)
Exchange translation adjustment	4	6	10
Balance as of June 30, 2012 (unaudited)	506	603	1,109

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company.  Shenzhen Mingshan was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,373,530) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s share of equity interest decreased from 51% to 20.4% accordingly.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the six months ended June 30, 2012 and 2011, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$93,000 and US$135,000, respectively. For the three months ended June 30, 2012 and 2011, the Company recognized its pro-rata share of losses in Shenzhen Mingshan of approximately US$10,000 and US$72,000, respectively. These losses recognized were reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company.  Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through December 29, 2011.  On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,582,354) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s share of equity interest decreased from 51% to 25.5% accordingly.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the six and three months ended June 30, 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$204,000 and US$94,000, respectively, which was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheet.

11.	Property and equipment, net

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	719	683
Office equipment	1,424	1,399
Electronic devices	1,204	1,196
Property and equipment, cost	3,347	3,278
Less: accumulated depreciation	(1,681)	(1,376)
Property and equipment, net	1,666	1,902

Depreciation expenses in the aggregate for the six months ended June 30, 2012 and 2011 were approximately US$295,000 and $273,000, respectively.

Depreciation expenses in the aggregate for the three months ended June 30, 2012 and 2011 were approximately US$147,000 and $140,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Intangible assets, net

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Intangible assets not subject to amortization:
Trade name	309	306
Domain name	1,529	1,518
Intangible assets subject to amortization:
Contract backlog	196	195
Customer relationship	3,432	3,408
Non-compete agreements	1,358	1,348
Software technologies	324	322
Cloud-computing based software platforms	1,469	1,458
Other computer software	75	75
Intangible assets, cost	8,692	8,630
Less: accumulated amortization	(1,006)	(479)
Intangible assets, net	7,686	8,151

Amortization expenses in aggregate for the six months ended June 30, 2012 and 2011 were approximately US$523,000 and US$198,000, respectively.

Amortization expenses in aggregate for the three months ended June 30, 2012 and 2011 were approximately US$261,000 and US$132,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of June 30, 2012, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$511,000 for the six months ended December 31, 2012, approximately US$1,021,000 per year through December 31, 2015 and approximately US$982,000 for the year ended December 31, 2016.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	10,999
Recognized from acquisition of VIEs	-
Impairment loss recognized	-
Exchange translation adjustment	78
Balance as of June 30, 2012 (unaudited)	11,077

14.	Accrued payroll and other accruals

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	852	344
Accrued operating expenses	185	272
	1,037	616

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Due to equity investment affiliate

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Zhao Shang Ke Hubei	-	220

Zhao Shang Ke Hubei is an equity investment affiliate of the Company.  Amounts due to Zhao Shang Ke Hubei as of December 31, 2011 represented a temporary non-interest bearing working capital loans borrowed by one of the Company’s VIEs from Zhao Shang Ke Hubei, which was repaid during the three months ended June 30, 2012.

16.	Due to related parties

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipments Technology Co., Ltd	-	4
Due to legal (nominal) shareholders of Shanghai Jing Yang	-	157
	-	161

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management, prior to entering into the Contractual Agreements with the Company (see Note 1), the legal shareholders contributed RMB1,000,000 (approximately US$157,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation, which was returned to the legal shareholders of Shanghai Jing Yang during the six months ended June 30, 2012.

17.	Payable for acquisition

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Sou Yi Lian Mei	-	550

Payable for acquisition as of December 31, 2011 represented the outstanding payment of RMB3,500,000 for the 51% equity interest acquisition transaction of Sou Yi Lian Mei, which was paid to the transferee during the three months ended June 30, 2012.

18.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the company is not subject to state corporate income tax.  Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the six and three months ended June 30, 2012 or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the six and three months ended June 30, 2012 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the six and three months ended June 30, 2012 and 2011, the applicable income tax rate for Rise King WFOE was 12.5%. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

•
Business Opportunity Online was approved as a High and New Technology Enterprise under the New EIT law on September 4, 2009, and was approved by the local tax authorities to be entitled to a favorable statutory tax rate of 15%.  Business Opportunity Online’s High and New Technology Enterprise certificate will expire on September 4, 2012 and subject to an administrative review by the relevant PRC governmental regulatory authorities for obtaining the renewed certificate. On July 9, 2012, Business Opportunity Online passed this administrative review, which enabled the entity continue to enjoy the 15% preferential income tax rate as a High and New Technology Enterprise. Therefore, for the six and three months ended June 30, 2012 and 2011, the applicable income tax rate of Business Opportunity Online was 15%.

•
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. It was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%. Therefore, for the six and three months ended June 30, 2011, Business Opportunity Online Hubei calculated its income tax expenses based on 2.5% of the total revenue recognized for each of the reporting periods. Starting from January 1, 2012, the local tax authorities cancelled the current applicable deemed income tax method for computation of income tax expenses for the entity and the applicable income tax rate for the entity increased to 25%. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption from its first profitable year, which are fiscal year 2012 and 2013, and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. Therefore, for the six and three months ended June 30, 2012, the applicable income tax rate of Business Opportunity Online Hubei is nil%. Accordingly, for the three months ended June 30, 2012, the Company reversed approximately US$0.42 million income tax expenses accrued for the three months ended March 31, 2012 before it was qualified as a software company and entitled to the EIT exemption for the year ended December 31, 2012.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
Hubei CNET was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. It was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, for the six and three months ended June 30, 2011, Hubei CNET calculated its income tax expenses based on 2.5% of the total revenue recognized for each of the reporting periods. Starting from January 1, 2012, the local tax authorities cancelled the current applicable deemed income tax method for computation of income tax expenses for the entity and the applicable income tax rate for the entity increased to 25%. Therefore, for the six and three months ended June 30, 2012, the applicable income tax rate for Hubei CNET is 25%.

•	The applicable income tax rate for other PRC operating entities of the Company is 25% for the six and three months ended June 30, 2012 and 2011.

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

All of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online, Business Opportunity Online Hubei and Hubei CNET were most affected by these preferential income tax treatments within the structure of the Company for the six and three months ended June 30, 2012 and 2011. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)   Business tax and relevant surcharges

Beginning in January 1, 2012, PRC tax authorities increased the local business tax rate by 0.1%-0.2%. Therefore, from fiscal 2012, revenue from advertisement services is subject to 5.6%-5.7% business tax, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operates, and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue from internet technical support services is subjected to 5.6%-5.7% business tax, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operates.  Business tax charged was included in cost of sales.

As of June 30, 2012 and December 31, 2011, taxes payable consists of:

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Business tax payable	2,417	2,210
Culture industry development surcharge payable	4	2
Enterprise income tax payable	3,290	2,770
Individual income tax payable	149	58
	5,860	5,040

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2012 and 2011, the Company’s income tax expense consisted of:

	Six Months Ended June 30,
	2012	2011
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	572	798
Deferred-PRC	(558)	(47)
	14	751

	Three Months Ended June 30,
	2012	2011
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	379	351
Current-PRC-adjustment due to new tax rate enactment	(424)	-
Deferred-PRC	(177)	(32)
	(222)	319

The Company’s deferred tax liabilities at June 30, 2012 and changes for the six months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	1,893
Reversal during the period	(109)
Exchange translation adjustment	13
Balance as of June 30, 2012 (unaudited)	1,797

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions consummated in 2011. Reversal for the six and three months ended June 30, 2012 of approximately US$109,000 and US$54,000, respectively, was due to the amortization of these acquired intangible assets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	2,574	1,975
Bad debts provision	795	651
Valuation allowance	(2,827)	(2,534)
	542	92

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	272	-
Deferred tax assets reclassified as non-current asset	270	92
	542	92

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$5,806,000 and US$5,381,000 at June 30, 2012 and December 31, 2011, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2032. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward incurred by the Company’s PRC subsidiary and VIEs were approximately US$3,011,000 and US$361,000 at June 30, 2012 and December 31, 2011, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2017. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse. No valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will be realized through sufficient future earnings of the entities to which the operating losses relate.

The bad debts provision recorded by the Company’s PRC subsidiary and VIEs were approximately US$3,207,000. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate.

The Company’s non-current portion of deferred tax assets and deferred tax liabilities were attributable to different tax-paying components of the entity, which were under different tax jurisdictions. Therefore, in accordance with ASC Topic 740 “Income taxes”, the non-current portion of deferred tax assets and deferred tax liabilities were presented separately in the Company’s balance sheets.

19.	Dividend payable

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Dividend payable to Series A convertible stock holders	-	5

Dividend to Series A convertible preferred stockholders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible preferred stock outstanding for each of the reporting periods. On August 21, 2011, all of the Company’s outstanding Series A convertible preferred stock, which had not been voluntarily converted into the Company’s common shares, were fully converted into the Company’s common shares under the mandatory conversion clause entered into by and between the Company and its Series A convertible preferred stockholders. For the six months ended June 30, 2012 and 2011, the Company paid dividends of approximately US$5,000 and US$283,000 to its Series A convertible preferred stockholders, respectively. For the three months ended June 30, 2012 and 2011, the Company paid US$nil and approximately US$112,000 to its Series A convertible preferred stockholders, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20.	Long-term borrowing from director

	June 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	138	137

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

21.	Warrants

The Company issued warrants in its August 2009 Financing. Warrants issued and outstanding at June 30, 2012 and changes during the six months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2011 (audited)	3,005,456	$3.41	2.21	3,005,456	$3.41	2.21
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2012 (unaudited)	3,005,456	$3.41	1.71	3,005,456	$3.41	1.71

22.	Restricted Net Assets

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company.  As of June 30, 2012 and December 31, 2011, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$4.8 million and US$4.7 million, respectively.

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

As of June 30, 2012 and December 31, 2011, there was approximately US$35.2 million and US$34.0 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.3 million and US$2.2 million statutory reserve funds as of June 30, 2012 and December 31, 2011, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$4.8 million and US$4.7 million restricted net assets as of June 30, 2012 and December 31, 2011, respectively, as discussed above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Related party transactions

Revenue from related parties:
	Six Months Ended June 30,
	2012	2011
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	55	59
-Beijing Fengshangyinli Technology Co., Ltd.	1	231
-Beijing Telijie Century Environmental Technology Co., Ltd.	10	167
	66	457

	Three Months Ended June 30,
	2012	2011
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	41	59
-Beijing Fengshangyinli Technology Co., Ltd.	-	113
-Beijing Telijie Century Environmental Technology Co., Ltd.	10	95
	51	267

24.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$195,000 and US$158,000 for the six months ended June 30, 2012 and 2011, respectively. The total amounts for such employee benefits were approximately US$91,000 and US$81,000 for the three months ended June 30, 2012 and 2011, respectively.

25.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of June 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Concentration of customers

For the six months ended June 30, 2012, two customers accounted for 15% and 14% of the Company’s sales, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the six months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, one customer accounted for 13% of the Company’s sales. For the three months ended June 30, 2011, one customer accounted for 11% of the Company’s sales. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, one customer accounted for 17% of the Company’s accounts receivables. As of December 31, 2011, one customer accounted for 21% of the Company’s accounts receivables. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2012 and December 31, 2011, respectively.

Concentration of suppliers

For the six months ended June 30, 2012, two suppliers accounted for 62% and 13% of the Company’s cost of sales, respectively. For the six months ended June 30, 2011, three suppliers accounted for 25%, 21% and 14% of the Company’s cost of sales, respectively. Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the six months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, two suppliers accounted for 57% and 13% of the Company’s cost of sales, respectively. For the three months ended June 30, 2011, three suppliers accounted for 28%, 23% and 18% of the Company’s cost of sales, respectively. Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended June 30, 2012 and 2011, respectively.

26.	Commitments

The following table sets forth the Company’s contractual obligations as of June 30, 2012:

	Office Rental	Purchase of TV advertisement time	Total
	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)

Six months ending December 31,
-2012	147	14,905	15,052
Year ending December 31,
-2013	293	-	293
-2014	293	-	293
-2015	293	-	293
-2016	73	-	73
Total	1,099	14,905	16,004

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27.	Segment reporting

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

Six Months Ended June 30, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	9,703	16,513	142	1,704	-	-	28,062
Cost of sales	4,925	16,357	12	608	-	-	21,902
Total operating expenses	3,353	467	103	474	821 *	-	5,218
Depreciation and amortization expense included in total operating expenses	521	35	103	107	52	-	818
Operating income (loss)	1,425	(311)	27	622	(821)	-	942

Share of losses in equity investment affiliates	-	-	-	(204)	(93)	-	(297)
Expenditure for long-term assets	46	-	-	-	-	-	46
Net income (loss)	1,586	(293)	27	262	(830)	-	752
Total assets June 30,2012	42,234	16,732	702	7,367	15,500	(22,704)	59,831

*Including approximate US$27,000 share-based compensation expenses.

Three Months Ended June 30, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	5,358	6,144	71	1,554	-	-	13,127
Cost of sales	2,833	6,013	6	512	-	-	9,364
Total operating expenses	1,839	307	51	404	354 *	-	2,955
Depreciation and amortization expense included in total operating expenses	263	18	51	53	24	-	409
Operating income (loss)	686	(176)	14	638	(354)	-	808

Share of losses in equity investment affiliates	-	-	-	(94)	(10)	-	(104)
Expenditure for long-term assets	37	-	-	-	-	-	37
Net income (loss)	1,154	(181)	14	383	(327)	-	1,043
Total assets June 30,2012	42,234	16,732	702	7,367	15,500	(22,704)	59,831

*Including approximate US$11,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2011 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	12,541	2,791	275	500	-	(14)	16,093
Cost of sales	3,105	2,186	24	157	-	(14)	5,458
Total operating expenses	2,542	317	131	290	929 *	-	4,209
Depreciation and amortization expense included in total operating expenses	92	38	96	195	49	-	470
Operating income (loss)	6,894	288	120	53	(929)	-	6,426

Gain on deconsolidation of subsidiaries	-	-	-	-	230	-	230
Share of earnings (losses) in equity investment affiliates	-	30	-	-	(135)	-	(105)
Expenditure for long-term assets	37	-	111	3	1,430	-	1,581
Net income (loss)	6,144	311	120	64	(830)	-	5,809
Total assets-June 30,2011	46,253	4,493	807	4,815	22,737	(29,902)	49,203

*Including approximate US$172,000 share-based compensation expenses.

Three Months Ended June 30, 2011 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	6,457	2,073	138	427	-	(14)	9,081
Cost of sales	1,683	1,634	13	121	-	(14)	3,437
Total operating expenses	1,421	163	57	194	420 *	-	2,255
Depreciation and amortization expense included in total operating expenses	46	19	50	132	25	-	272
Operating income (loss)	3,353	276	68	112	(420)	-	3,389

Gain on deconsolidation of subsidiaries	-	-	-	-	-	-	-
Share of earnings (losses) in equity investment affiliates	-	13	-	-	(72)	-	(59)
Expenditure for long-term assets	16	-	77	3	1,426	-	1,522
Net income (loss)	3,045	281	70	109	(492)	-	3,013
Total assets-June 30,2011	46,253	4,493	807	4,815	22,737	(29,902)	49,203

*Including approximate US$65,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

28.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)		(Unaudited)
	(Amount in thousands except for the number of shares and per share data)		(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	$529	$5,806	$895	$2,994
Less: Dividend for Series A convertible preferred stock	-	322	-	153
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	529	5,484	895	2,841

Weighted average number of common shares outstanding - Basic	22,184,562	17,387,336	22,186,540	17,528,785
Effect of diluted securities:
Series A Convertible preferred stock	-	2,592,584	-	2,451,135
Warrants	-	430,804	-	26,042
Weighted average number of common shares outstanding -Diluted	22,184,562	20,410,724	22,186,540	20,005,962

Earnings per share-Basic	$0.02	$0.32	$0.04	$0.16
Earnings per share-Diluted	$0.02	$0.28	$0.04	$0.15

For the six and three months ended June 30, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 3,005,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

For the six June 30, 2011, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,237,960 and 54,000 shares of common stock, respectively, because their effect was anti-dilutive.

For the three months ended June 30, 2011, the diluted earnings per share calculation did not include the warrants and options to purchase up to 4,451,328 and 54,000 shares of common stock, respectively, because their effect was anti-dilutive.

29.	Share-based compensation expenses

On July 12, 2010, the Company renewed its investor relations service contract with Hayden Communications International, Inc. (“HCI”) for an18-month period commencing on July 12, 2010. As additional compensation, the Company issued HCI 60,000 restricted shares of the Company’s common stock. These shares were valued at $3.80 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the 18-month service period. Total compensation expenses recognized for the six months ended June 30, 2012 and 2011 was U$$6,333 and US$76,000 respectively. Total compensation expenses recognized for the three months ended June 30, 2012 and 2011 was US$nil and US$38,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the merger of HCI and MZ Group, the Company terminated the service contract with HCI and engaged MZHCI, LLP (“MZ-HCI”) to provide investor relations services for a 24-month period commencing on January 1, 2012. As additional compensation, the Company granted 80,000 restricted shares of the Company’s common stock. These shares were valued at $1.05 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the six months ended June 30, 2012 and 2011 was US$21,000 and US$nil, respectively. Total compensation expenses recognized for the three months ended June 30, 2012 and 2011 was US$10,500 and US$nil, respectively.

On November 30, 2009, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant.  The company utilized Black-Scholes option pricing model to gauge the grant date fair value of these options of US$4.05 per option. The related compensation expenses were amortized over its vesting period. Total compensation expenses recognized for these options for the six months ended June 30, 2012 and 2011 was US$nil and US$95,920, respectively. Total compensation expenses recognized for these options for the three months ended June 30, 2012 and 2011 was US$nil and US$27,340, respectively.

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

Options issued and outstanding at June 30, 2012 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable

	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2011 (audited)	939,440	9.51	$1.42	939,440	9.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2012 (unaudited)	939,440	9.01	$1.42	939,440	9.01	$1.42

The aggregate unrecognized share-based compensation expenses as of June 30, 2012 and 2011 is approximately US$63,000 and US$128,000, respectively.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,373,530) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in ShenZhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. Therefore, as of June 30, 2012, Shenzhen Mingshan was an equity investment affiliate of ours.

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

We, through one of our VIEs, Beijing CNET Online, acquired a 100% equity interest in Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and a 51% equity interest in Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”) on January 4, 2011 and February 23, 2011, respectively.  Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty SMEs focused primarily in the sportswear and clothing industry. In June 2011, Beijing CNET Online acquired the remaining 49% equity interest of Quanzhou Tian Xi Shun He. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online.

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

On April 18, 2011, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,582,354) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5% and we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of June 30, 2012, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

On July 1, 2011, Quanzhou Zhi Yuan formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”). Xin Qi Yuan Hubei is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

On July 1, 2011, Quanzhou Tian Xi Shun He formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). Mu Lin Sen Hubei is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

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

  Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

A.       RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2012 AND 2011

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$27,996	$15,636	$13,076	$8,814
From related parties	66	457	51	267
	28,062	16,093	13,127	9,081
Cost of sales	21,902	5,458	9,364	3,437
Gross margin	6,160	10,635	3,763	5,644

Operating expenses
Selling expenses	1,402	1,620	713	908
General and administrative expenses	3,060	1,865	1,817	975
Research and development expenses	756	724	425	372
	5,218	4,209	2,955	2,255

Income from operations	942	6,426	808	3,389

Other income (expenses)
Interest income	121	4	116	3
Gain on deconsolidation of subsidiaries	-	230	-	-
Other (expenses)/income	-	5	1	(1)
	121	239	117	2
Income before income tax expense, equity method investments and noncontrolling interests	1,063	6,665	925	3,391
Income tax expense	14	751	(222)	319
Income before equity method investments and noncontrolling interests	1,049	5,914	1,147	3,072
Share of losses in equity investment affiliates	(297)	(105)	(104)	(59)
Net income	752	5,809	1,043	3,013
Net income attributable to noncontrolling interests	(223)	(3)	(148)	(19)
Net income attributable to ChinaNet Online Holdings, Inc.	529	5,806	895	2,994
Dividend of Series A convertible preferred stock	-	(322)	-	(153)
Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$529	$5,484	$895	$2,841

Earnings per share
Earnings per common share
Basic	$0.02	$0.32	$0.04	$0.16
Diluted	$0.02	$0.28	$0.04	$0.15

Weighted average number of common shares outstanding:
Basic	22,184,562	17,387,336	22,186,540	17,528,785
Diluted	22,184,562	20,410,724	22,186,540	20,005,962

  NON-GAAP MEASURES

To supplement the unaudited interim consolidated statement of income and comprehensive income presented in accordance with GAAP, we are also providing non-GAAP measures of income before income tax expenses, equity method investments and noncontrolling interests, net income, net income attributable to us, net income attributable to our common stockholders and basic and diluted earnings per share for the six months ended June 30, 2011, which are adjusted from results based on GAAP to exclude the non-cash gain recognized on deconsolidation of a subsidiary incurred during the six months ended June 30, 2011. For the six months ended June 30, 2012 and for the three months ended June 30, 2012 and 2011, there is no non-cash income or expenses from nonrecurring transaction under non-GAAP measures. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We use both GAAP and non-GAAP information in evaluating our operating business results internally and therefore deemed it important to provide all of this information to investors.

The following table presents reconciliations of our non-GAAP financial measures to the unaudited interim consolidated statements of income and comprehensive income for the six months ended June 30, 2011 (all amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Six Months Ended June 30, 2011
	GAAP	NON GAAP
	US$	US$
	(Unaudited)	(Unaudited)

Income from operations	$6,426	$6,426
Other income (expenses):
Interest income	4	4
Gain on deconsolidation of subsidiaries	230	-
Other income	5	5
	239
		9
Income before income tax expense, equity method investments and noncontrolling interests	6,665
Adjusted income before income tax expense, equity method investments and noncontrolling interests		6,435
Income tax expense	751	751
Income before equity method investments and noncontrolling interests	5,914
Adjusted income before equity method investments and noncontrolling interests		5,684
Share of losses in equity investment affiliates	(105)	(105)
Net income	5,809
Adjusted net income		5,579
Net income attributable to noncontrolling interest	(3)	(3)
Net income attributable to ChinaNet Online Holdings, Inc.	5,806
Adjusted net income attributable to ChinaNet Online Holdings, Inc.		5,576
Dividend for series A convertible preferred stock	(322)	(322)
Net income attributable to common stockholders of ChinaNet Online	$5,484
Adjusted net income attributable to common stockholders of ChinaNet Online		$5,254

Earnings per common share-Basic	$0.32
Adjusted earnings per common share-Basic		$0.30
	$0.28
Earnings per common share-Diluted
Adjusted earnings per common share-Diluted		$0.27

Weighted average number of common shares outstanding:
Basic	17,387,336	17,387,336
Diluted	20,410,724	20,410,724

  Revenue

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2012		2011
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$9,619	34.3%	$8,212	51.0%
Technical services	84	0.3%	4,329	26.9%
TV advertisement	16,513	58.8%	2,777	17.3%
Bank kiosks	142	0.5%	275	1.7%
Brand management and sales channel building	1,704	6.1%	500	3.1%
Total	$28,062	100%	$16,093	100%

	Three Months Ended June 30,
	2012		2011
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$5,313	40.5%	$5,354	59.0%
Technical services	45	0.3%	1,103	12.1%
TV advertisement	6,144	46.8%	2,059	22.7%
Bank kiosks	71	0.6%	138	1.5%
Brand management and sales channel building	1,554	11.8%	427	4.7%
Total	$13,127	100%	$9,081	100%

Total Revenues: Our total revenues increased to US$28.1 million for the six months ended June 30, 2012 from US$16.1 million for six months ended June 30, 2011, representing a 75% increase. For the three months ended June 30, 2012, our total revenue increased to US$13.1 million from US$9.1 million for the same period of 2011, representing a 44% increase. The increase in total revenues for the six and three months ended June 30, 2012 was primarily due to the increase in our TV advertising revenues as compared to the same periods in 2011.

We derive the majority of our advertising service revenues from the sale of internet advertising space with sales leads, internet marketing and content management services on our portal and in addition with the sale of advertising time purchased from different TV programs and the provision of the related technical support to unrelated third parties and to certain related parties. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the six and three months ended June 30, 2012 and 2011, our service revenue from related parties in the aggregate was less than 5% of the total revenue we achieved for each respective reporting period.

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

As a result of the research and development activities conducted and managed by Rise King WFOE, beginning in December 2009, our WFOE began providing a number of value added technical services and management systems to our internet advertising customers, which services enhance the quality and performance of the internet advertising services provided by Business Opportunity Online. These value added technical services are primarily online technical management systems and platforms. Customers use these technical services to analyze, monitor and manage their advertisements, their other traffic generating activities and their online marketing campaign activities on our key advertising portal, 28.com. Revenues generated by Rise King WFOE are from the provision of technical and management systems including tools, databases and services developed and managed by Rise King WFOE to analyze, monitor and manage a customer’s advertisements, their traffic generating activities, and their online marketing campaign activities on our key advertising portal, 28.com. Most of these services are based on fixed price terms; revenues are then generated and recognized from the use of the online management system and tools on a periodic basis, together with the satisfaction of other applicable performance thresholds, if specified. Rise King WFOE’s customers are similar to our internet advertising customers, with over 70% of the WFOE’s customers also being customers of our internet advertisement services. The other remaining Rise King WFOE’s customers do not directly advertise on our web portal but use Rise King WFOE’s management systems and the internet information collected from our key advertising web portal to monitor and manage their traffic generating activities and online marketing campaign activities. These value added technical services, operated and managed by Rise King WFOE, are primarily developed and offered as additions to the internet advertisement services provided by Business Opportunity Online. The revenue generating activities conducted by Rise King WFOE are not prohibited under the known and existing PRC laws and regulations, as our WFOE is providing value-added technical services to our clients, and is not engaged in the internet advertising business or any other business that is subject to obtaining an Internet Content Provider License. For the internet advertisement services conducted by our VIE, Business Opportunity Online, customers place internet advertisements in different formats on our internet advertising portal, www. 28.com, for example, banners, links, logos, buttons, as well as mini-sites. Customers get internet visits and messages, often referred as sales leads, from their advertisements placed on our portal. For the value added technical services provided by our WFOE, customers primarily use the technical and management systems offered by it to analyze, monitor and manage their advertisements and traffic generating activities on our advertising portal. For example, Rise King WFOE’s customers can use our management tools to obtain analysis of messages and sales leads received from their internet advertising.

The tables below summarize the revenues, cost of sales, gross margin and net loss/income generated from each of our VIEs and subsidiaries for the six and three months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		67		17		-		84
Business Opportunity Online and subsidiaries		23,413		49		-		23,462
Beijing CNET Online and subsidiaries		4,516		-		-		4,516
Total revenue		27,996		66		-		28,062

For the three months ended June 30, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		28		17		-		45
Business Opportunity Online and subsidiaries		10,745		34		-		10,779
Beijing CNET Online and subsidiaries		2,303		-		-		2,303
Total revenue		13,076		51		-		13,127

For the six months ended June 30, 2012:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		5		79
Business Opportunity Online and subsidiaries		18,506		4,956
Beijing CNET Online and subsidiaries		3,385		1,131
Shanghai Jing Yang		6		(6)
Total		21,902		6,160

For the three months ended June 30, 2012:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		3		42
Business Opportunity Online and subsidiaries		8,181		2,598
Beijing CNET Online and subsidiaries		1,174		1,129
Shanghai Jing Yang		6		(6)
Total		9,364		3,763

For the six months ended June 30, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		(921)
Business Opportunity Online and subsidiaries		2,071
Beijing CNET Online and subsidiaries		35
Shanghai Jing Yang		(8)
ChinaNet Online Holdings, Inc.		(425)
Total net income before allocation to the noncontrolling interest		752

For the three months ended June 30, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		(602)
Business Opportunity Online and subsidiaries		1,658
Beijing CNET Online and subsidiaries		214
Shanghai Jing Yang		(7)
ChinaNet Online Holdings, Inc.		(220)
Total net income before allocation to the noncontrolling interest		1,043

For the six months ended June 30, 2011:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		4,159		170		-		4,329
Business Opportunity Online and subsidiaries		9,735		287		-		10,022
Beijing CNET Online and subsidiaries		1,739		-		14		1,753
Shanghai Jing Yang		3		-		-		3
Inter-co., elimination		-		-		(14)		(14)
Total revenue		15,636		457		-		16,093

For the three months ended June 30, 2011:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		1,102		1		-		1,103
Business Opportunity Online and subsidiaries		6,371		266		-		6,637
Beijing CNET Online and subsidiaries		1,341		-		14		1,355
Shanghai Jing Yang		-		-		-		-
Inter-co., elimination		-		-		(14)		(14)
Total revenue		8,814		267		-		9,081

For the six months ended June 30, 2011:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		238		4,091
Business Opportunity Online and subsidiaries		4,038		5,984
Beijing CNET Online and subsidiaries		1,196		557
Shanghai Jing Yang		-		3
Inter-co., elimination		(14)		-
Total		5,458		10,635

For the three months ended June 30, 2011:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		61		1,042
Business Opportunity Online and subsidiaries		2,404		4,233
Beijing CNET Online and subsidiaries		986		369
Shanghai Jing Yang		-		-
Inter-co., elimination		(14)		-
Total		3,437		5,644

For the six months ended June 30, 2011:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		2,747
Business Opportunity Online and subsidiaries		3,492
Beijing CNET Online and subsidiaries		(35)
Shanghai Jing Yang		32
ChinaNet Online Holdings, Inc.		(427)
Total net income before allocation to the noncontrolling interest		5,809

For the three months ended June 30, 2011:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		505
Business Opportunity Online and subsidiaries		2,666
Beijing CNET Online and subsidiaries		34
Shanghai Jing Yang		13
ChinaNet Online Holdings, Inc.		(205)
Total net income before allocation to the noncontrolling interest		3,013

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

•
Internet advertising revenues for the six months ended June 30, 2012 were approximately US$9.62 million as compared to US$8.21 million for the same period in 2011, representing an increase of 17%. For the three months ended June 30, 2012 and 2011, internet advertising revenues were approximately US$5.31 million and US$5.35 million, respectively. The increase in internet advertising revenue for the six months ended June 30, 2012 was primarily due to the addition of the internet advertising revenue generated by Sou Yi Lian Mei of approximately US$3.26 million, resulted from the 51% equity interest acquisition in Sou Yi Lian Mei in late December 2011. The internet advertising revenue generated by the other operating VIEs of approximately US$6.36 million for the six months ended June 30, 2012 decreased by approximately 23% as compared to US$8.21 million in internet advertising revenue generated in the same period of 2011. This decrease was primarily due to a decrease in the average advertising spending per customer caused by the general decline of China’s economy in the second quarter of 2011, which continued into the second quarter of 2012. For the three months ended June 30, 2012, the internet advertising revenue generated by Sou Yi Lian Mei was approximately US$1.70 million, and the internet advertising revenue generated by the other operating VIEs was approximately US$3.61 million for the three months ended June 30, 2012, a decrease of approximately 33% as compared to US$5.35 million in internet advertising revenue generated in the same period of 2011, which is due to the same reason as discussed above.

•
Revenues generated from technical services offered by Rise King WFOE were US$0.08 million for the six months ended June 30, 2012, as compared to US$4.3 million for the same period in 2011. For the three months ended June 30, 2012 and 2011, revenues generated from technical services offered by Rise King WFOE were approximately US$0.05 million and US$1.1 million, respectively. Due to the Chinese government’s monetary policy of increasing interest rates and tightening the money supply, economic difficulties began in the second quarter of 2011, which only slightly improved, in the first half of 2012, with no significant changes in the overall economy. As a result, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly.  In response to the overall economic downturn in China, and from the second half of 2011, the majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above.

•
Our TV advertising revenue increased significantly to US$16.5 million for the six months ended June 30, 2012 from US$2.78 million for the same period in 2011.  For the three months ended June 30, 2012 and 2011, out TV advertising revenue was approximately US$6.14 million and US$2.06 million, respectively. We generated this US$16.5 million of TV advertising revenue for the six months ended June 30, 2012 by selling approximately 15,300 minutes of advertising time that we purchased from different provincial TV stations as compared with approximately 3,100 minutes of advertising time that we sold in the same period of 2011.  This increase in TV advertising time selling was to strategically bind the cooperating with the TV station for the launching of the entrepreneurial reality show, which is based on the same concept and premise as the hit TV game show “Shark Tank” in the U.S. This show is intended to get the general public to visit our website, Chuanye.com and create additional traffic on our two advertising portals, 28.com and Liansuo.com, and in return to monetize more branded larger size small and medium enterprises to use our services while securing our competitive advantage in the TV business segment against our competitors with more time purchased in 2012 as compared with 2011. The TV show is considered to be an alternative economic resource to obtain internet traffic to our web portals as the costs associated with our internet resources are increasing year over year and TV cost has a relatively slower rate of increase. However, due to the Chinese New Year holiday effect in the first quarter of each fiscal year, which is always considered to the slowest time of the year, we had to strategically bundle the time slots at cost for other quarter’s slots in order achieve the expected sale results. Therefore, we achieved only 0.2% gross margin for this segment in the first quarter of 2012, this situation was improved in the second quarter of 2012 with our gross margin of this business segment improved to 2% in the second quarter of 2012. For the six and three months ended March 31, 2011, we only kept limited TV time slots at an affordable cost to the needed customers at an agreed profitable price, which enabled us to achieve a 22% and 21% gross margin for each respective period.

•
For the six and three months ended June 30, 2012, we earned approximately US$0.14 million and US$0.07 million of revenue from the bank kiosk business segment, respectively, as compared to approximately US$0.28 million and US$0.14 million for the same period in 2011, respectively. The decrease in advertising revenue from the bank kiosk business was a result of the decline of the general economy in China, which caused a significant reduction in our customers’ overall advertising spending as discussed above. The bank kiosk advertising business is not intended to expand at the moment as management’s main focus is on expanding internet business. Therefore, it was not a significant contributor to revenue for either the six and three months ended June 30, 2012 or 2011. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

•
For the six months ended June 30, 2012, we achieved approximately US$1.70 million service revenue from our brand management and sales channel building segment as compared to US$0.50 million service revenue generated in the same period of 2011.  For the three months ended June 30, 2012, we achieved approximately US$1.55 million service revenue from our brand management and sales channel building segment as compared to US$0.43 million service revenue generated in the same period of 2011. The increase in the revenue from this business segment for the six and three months ended June 30, 2012 was primarily due to the increase in the average advertising spending per customer from larger-sized customers of our client base for these periods, as a result of our further expansion of our client services in the second quarter of 2012.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2012			2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$9,619	$4,920	49%	$8,212	$2,867	65%
Technical service	84	5	94%	4,329	238	95%
TV advertisement	16,513	16,357	1%	2,777	2,172	22%
Bank kiosk	142	12	92%	275	24	91%
Brand management and sales channel building	1,704	608	64%	500	157	69%
Total	$28,062	$21,902	22%	$16,093	$5,458	66%

	Three Months Ended June 30,
	2012			2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$5,313	$2,830	47%	$5,354	$1,622	70%
Technical service	45	3	93%	1,103	61	94%
TV advertisement	6,144	6,013	2%	2,059	1,620	21%
Bank kiosk	71	6	92%	138	13	91%
Brand management and sales channel building	1,554	512	67%	427	121	72%
Total	$13,127	$9,364	29%	$9,081	$3,437	62%

Cost of revenues: Our total cost of revenues increased to US$21.9 million for the six months ended June 30, 2012 from US$5.5 million for the same period in 2011. For the three months ended June 30, 2012 and 2011, our total cost of revenues were approximately US$9.4 million and US$3.4 million, respectively. The increase in total cost of revenues for the six and three months ended June 30, 2012 was primarily due to the significant increase in costs associated with our TV advertisement business segment, which was in line with the increase in our TV advertisement revenue for the six and three months ended June 30, 2012, as discussed above.  Our cost of revenues related to the offering of our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services and business taxes and surcharges.

•
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for approximately 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, for example, Baidu and Tecent (QQ). Our purchasing of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites, which result in potential sales leads.  For the six months ended June 30, 2012 and 2011, our total cost of sales for internet advertising revenue was US$4.92 million and US$2.87 million, respectively. For the three months ended June 30, 2012 and 2011, our total cost of sales for internet advertising was US$2.83 million and US$1.62 million, respectively. The increase in our cost of sales for internet advertising revenue was primarily due to the increase in the purchase price of these resources and the addition of the internet advertising cost of sales recorded by Sou Yi Lian Mei for the six and three months ended June 30, 2012, which are approximately US$1.33 million and US$0.75 million, respectively. The internet cost of revenue incurred by the other operating VIEs of approximately US$3.59 million and US$2.08 million for the six and three months ended June 30, 2012, respectively, increased by approximately 25% and 28%, respectively, as compared to US$2.87 million and US$1.62 million in internet advertising cost of revenue incurred in the same period of 2011, respectively.  This increase was primarily due to the increase in the purchase price of such resources in 2012 as compared to 2011 and the increased demand of these resources to improve customer satisfaction. Given the foregoing, gross profit margin of internet advertising business segment furnished approximately 49% and 47% for the six and three months ended June 30, 2012, respectively, as compared to 65% and 70% achieved in the same period in 2011, respectively.

•
Beginning in December 2009, our WFOE began providing a number of value added technical services to our internet advertisement customers. The direct cost of sales for the WFOE’s technical services revenue recognized by our WFOE was primarily the PRC business tax expenses, which was approximately 5% of the total technical service revenue recognized by Rise King WFOE. The decrease in the business tax expenses incurred by our WFOE for the six and three months ended June 30, 2012 was in line with the decrease in the technical services revenue earned by our WFOE for the six and three months ended June 30, 2012 as compared to the same periods in 2011.

•
TV advertisement time cost is the largest component of the cost of the  TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients.  Our TV advertisement time cost was approximately US$16.4 million and US$2.2 million for the six months ended June 30, 2012 and 2011, respectively, and US$6.0 million and US$1.6 million for the three months ended June 30, 2012 and 2011, respectively. The significant increase in our total TV advertisement time cost was in line with the significant increase of TV advertising revenue for the six and three months ended June 30, 2012 as compared to that in the same periods of 2011, as discussed above.

•
Cost recognized for brand management and sales channel building business segment mainly consisted of director labor cost for providing these services to our customers and the related business tax and surcharges. The increase in cost of service in this segment was in line with the increase of revenue achieved by this segment for the six and three months ended June 30, 2012 as compared to that in the same periods of 2011.

Gross Profit

As a result of the foregoing, our gross profit was US$6.2 million and US$3.8 million for the six and three months ended June 30, 2012, respectively, as compared to US$10.6 million and US$5.6 million for the same period in 2011, respectively.  Our overall gross margin decreased to 22% and 29% for the six and three months ended June 30, 2012, respectively, as compared to 66% and 62% for the same period in 2011, respectively. The decrease is a direct result of the significant increase of the low margin TV advertising revenue, which accounted for approximately 59% and 47% of the total revenue we achieved for the six and three months ended June 30, 2012, respectively, as compared to 17%  and 23% in the same period of 2011, respectively.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2012		2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$28,062	100%	$16,093	100%
Gross Profit	6,160	22%	10,635	66%
Selling expenses	1,402	5%	1,620	10%
General and administrative expenses	3,060	11%	1,865	12%
Research and development expenses	756	3%	724	4%
Total operating expenses	$5,218	19%	$4,209	26%

	Three Months Ended June 30,
	2012		2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$13,127	100%	$9,081	100%
Gross Profit	3,763	29%	5,644	62%
Selling expenses	713	5%	908	10%
General and administrative expenses	1,817	14%	975	11%
Research and development expenses	425	3%	372	4%
Total operating expenses	$2,955	22%	$2,255	25%

Operating Expenses:   Our operating expenses increased to US$5.22 million for the six months ended June 30, 2012 from US$4.21 million for the same period of 2011. For the three months ended June 30, 2012, our operating expenses increased to US$2.96 million as compared to US$2.26 million for the same period of 2011.

•
Selling expenses: For the six months ended June 30, 2012, our selling expenses decreased to US$1.40 million from US$1.62 million for the same period of 2011.  For the three months ended June 30, 2012, our selling expenses decreased to US$0.71 million as compared to US$0.91 million for the same period in 2011. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses and communication expenses of our sales department.  For the six months ended June 30, 2012, the change in our selling expenses was primarily due to the following reasons: (1) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as entertainment expenses, travelling expenses and communication expenses of approximately US$0.63 million, primarily due to the expansion of our sales department and inclusion of the selling expenses incurred by Sou Yi Lian Mei, the new VIE we acquired in December 2011; (2) increase in website server hosting and broadband leasing expense of approximately US$0.03 million due to the same reason as discussed above; (3) decrease in selling expenses of approximately US$0.02 million due to deconsolidation Zhao Shang Ke Hubei incurred in December 2011; and (4) our brand development advertising expenses for our advertising web portals decreased by approximately US$0.85 million. Due to the current economic downturn and overall cost reduction plan, we decided to slow down the brand-building activities until the economy starts to recover based on the factor that, our key advertising web portal, 28.com, has been already recognized as one of the most visiting Chinese internet portals providing internet advertising and marketing services with sales leads, and other value-added services to SMEs, particularly for small and medium-sized franchisors, in the PRC, by the investment we made in brand building over the last three years. For the three months ended June 30, 2012, the reasons for the change of selling expenses as compared to the same period of last year were similar to those for the six months ended June 30, 2012, as discussed above.

•
General and administrative expenses: For the six months ended June 30, 2012, our general and administrative expenses increased to US$3.06 million as compared to US$1.87 million for the same period in 2011.  For the three months ended June 30, 2012, our general and administrative expenses increased to US$1.82 million as compared to US$0.98 million for the same period in 2011. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization expenses, professional service fees, maintenance, utilities and other office expenses.  The change in our general and administrative expenses for the six months ended June 30, 2012 was primarily due to the following reasons: (1) the increase in the amortization expenses related to the intangible assets identified in the acquisition transactions consummated in 2011 of approximately US$0.25 million, which was primarily due to the acquisition of Sou Yi Lian Mei was consummated in late December 2011 and the related amortization expenses was only included for the six months ended June 30, 2012; (2) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as entertainment expenses, travelling expenses and communication expenses of approximately US$0.55 million, primarily due to expansion of our general and administrative department of new VIEs incorporated in 2011 and inclusion of the general and administrative expenses incurred by Sou Yi Lian Mei, the new VIE we acquired in December 2011;  (3) the increase in allowance for doubtful accounts we provided for the six months ended June 30, 2012 of approximately US$0.56 million; (4) the decrease in general and administrative expenses of approximately US$0.02 million due to deconsolidation of Zhao Shang Ke Hubei incurred in December 2011, and (5) the decrease in share-based compensation expenses of approximately US$0.15 million, as a result of decreased share-based payment in exchange for services for the six months ended June 30, 2012. For the three months ended June 30, 2012, the reasons for the change in general and administrative expenses as compared to the same period of last year were similar to those for the six months ended June 30, 2012, as discussed above.

•
Research and development expenses: For the six months ended June 30, 2012, research and development expenses increased to US$0.76 million from US$0.72 million for the same period of 2011. For the three months ended June 30, 2012, research and development expenses increased to US$0.43 million from US$0.37 million for the same period of 2011. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The change in our research and development expenses for the six months ended June 30, 2012 was primarily due to the following reasons: (1) the amortization expenses of approximately US$0.07 million for the cloud-computing based software technologies, which we acquired in June 2011, thus was only included in the R&D expenses for the six months ended June 30, 2012; and (2) the decrease in salary and staff benefit expenses in our R&D department of approximately US$0.04 million, due to internal transfer of the R&D staff to the operating department. For the three months ended June 30, 2012, the increase in our research and development expenses was primarily due to the increase in the amortization expenses for the cloud-computing based software technologies as discussed above.

•
Operating Profit: As a result of the foregoing, our operating profit decreased to US$0.94 million for the six months ended June 30, 2012 from US$6.43 million for the same period in 2011. For the three months ended June 30, 2012, our operating profit decreased to US$0.81 million as compared to US$3.39 million for the same period in 2011.

•
Interest income: interest income for the six and three months ended June 30, 2012 included an approximately US$0.11 million of interest income resulting from fixed deposit of approximately US$3.48 million.

•
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

•
Income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, our income before income tax expenses, equity method investment and noncontrolling interest decreased to US$1.06 million for the six months ended June 30, 2012 from US$6.67 million for the same period in 2011. For the three months ended June 30, 2012, our income before income tax expenses, equity method investment and noncontrolling interest decreased to US$0.93 million from US$3.39 million for the same period in 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the six months ended June 30, 2011, our adjusted income before income tax expenses, equity method investments and noncontrolling interests was approximately US$6.44 million.

•
Income Tax expenses: Our income tax expense was approximately US$0.01 million and US$0.75 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, income tax expenses included: (1) current income tax expenses of approximately US$0.57 million and US$0.80 million, respectively; and (2) deferred income tax benefit of approximately US$0.56 million and US$ 0.05 million, respectively. The decrease in current income tax expenses for the six months ended June 30, 2012 was primarily due to the decrease in income before income tax expenses achieved for the six months ended June 30, 2012, as compared to that in the same period in 2011. For the six months ended June 30, 2012 and 2011, deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in 2011 was approximately US$0.11 million and US$0.05 million, respectively. For the six months ended June 30, 2012, deferred income tax benefit recognized also include an approximately US$0.45 million deferred income tax benefit in relation to the net operating losses incurred by our PRC operating VIEs for the six months ended June 30, 2012, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended June 30, 2012 and 2011, (1) our current income tax expense was approximately US$0.38 million and US$0.35 million, respectively; (2) deferred income tax benefit was approximately US$0.18 million and US$0.03 million, respectively. For the three months ended June 30, 2012 and 2011, deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in 2011 was approximately US$0.06 million and US$0.03 million, respectively. For the three months ended June 30, 2012, deferred income tax benefit recognized also included an approximately US$0.12 million deferred income tax benefit in relation to the net operating losses incurred by our PRC operating VIEs for the three months ended June 30, 2012, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended June 30, 2012, the negative amount of approximately US$0.22 million of the income tax expenses was primarily due to the reverse adjustment of approximately US$0.42 million of income tax expense accrued for Business Opportunity Online Hubei for the three months ended March 31, 2012, due to a new exacted income tax rate for its fiscal year 2012 in relation to its obtaining of the qualification as a software company on June 15, 2012, which enabled this entity to enjoy a two-year EIT exemption for its fiscal year 2012 and 2013 and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016.

•
Income before equity method investments and noncontrolling interests: As a result of the foregoing, our income before equity method investments and noncontrolling interests decreased to approximately US$1.05 million for the six months ended June 30, 2012 from US$5.91 million for the same period of 2011. For the three months ended June 30, 2012, our income before equity method investment and noncontrolling interest decreased to US$1.15 million from US$3.07 million for the same period in 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the six months ended June 30, 2011, our adjusted income before equity method investments and noncontrolling interests was US$5.68 million.

•
Share of losses in equity investment affiliates: We acquired a 49% equity interest in Beijing Yang Guang in December 2010. In August 2011, we transferred our 49% equity interest in Beijing Yang Guang back to its majority shareholder. Our pro-rata share of earnings recognized for the six and three months ended June 30, 2011 in Beijing Yang Guang was approximately US$0.03 million and US$0.01 million respectively. Shenzhen Mingshan used to be 51% owned by one of our operating VIEs and was consolidated by us from its date of incorporation through January 6, 2011.  On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,373,530) to Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan, and our share of equity interest decreased from 51% to 20.4% accordingly. Shenzhen Mingshan then became an equity investment affiliate of ours.  Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan immediately after the deconsolidation, which was approximately US$0.09 million and US$0.14 million for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, we recognized our pro-rate share of losses in Shenzhen Mingshan of approximately US$0.01 million and US$0.07 million respectively. Zhao Shang Ke Hubei used to be 51% owned by one of our operating VIEs and was consolidated by us from its date of incorporation through December 29, 2011.  On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,582,354) to Zhao Shang Ke Hubei in exchange for a 50% equity interest in Zhao Shang Ke Hubei, and our share of equity interest decreased from 51% to 25.5% accordingly. Zhao Shang Ke Hubei then became an equity investment affiliate of ours.  Accordingly, we recognized our pro-rata share of losses in Zhao Shang Ke Hubei immediately after the deconsolidation, which was approximately US$0.20 million and US$0.09 million for the six and three months ended June 30, 2012, respectively. Given the foregoing, net amount recognized as share of losses in equity investment affiliates was approximately US$0.30 million and US$0.11 million for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, net amount recognized as share of losses in quity investment affiliates was approximately US$0.10 and US$0.06 million, respectively.

•
Net income: As a result of the foregoing, our net income decreased to approximately US$0.75 million for the six months ended June 30, 2012 as compared to approximately US$5.81 million for the same period of 2011. For the three months ended June 30, 2012, our net income decreased to approximately US$1.04 million as compared to approximately US$3.01 million for the same period of 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the six months ended June 30, 2011, our adjusted net income was approximately US$5.58 million.

•
Income attributable to noncontrolling interest: Quanzhou Tian Xi Shun He was 51% owned by Beijing CNET Online upon acquisition before it became a wholly-owned subsidiary of Beijing CNET Online in June 2011. Zhao Shang Ke Hubei was 51% owned by Business Opportunity Online Hubei upon incorporation until it was deconsolidated from us in December 2011. Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In December 2011, we, through one of our operating VIEs, acquired a 51% equity interest in Sou Yi Lian Mei and Sou Yi Lian Mei became a majority-owned VIE of ours. Accordingly, net income or net loss incurred by these entities during the reporting periods when they were majority-owned subsidiaries of our PRC operating VIEs were allocated between their respective shareholders based on their respective percentage of the ownership in these entities.  For the six and three months ended June 30, 2012, the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.14 million and US$0.05 million, respectively; net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.36 million and US$0.20 million, respectively. For the six and three months ended June 30, 2011, the aggregate net losses allocated to the noncontrolling interest of Quanzhou Tian Xi Shun He and Beijing Chuang Fu Tian Xia was approximately US$0.051 million and US$0.035 million, respectively, and net income allocated to the noncontrolling interest of Zhao Shang Ke Hubei was approximately US$0.054 million and US$0.054 million, respectively. Given the foregoing, net amount recognized as net income attributable to noncontrolling interests for the six and three months ended June 30, 2012 was approximately US$0.22 million and US$0.15 million, respectively. For the six and three months ended June 30, 2011, net amount recognized as net income attributable to noncontrolling interest was approximately US$0.003 million and US$0.02 million, respectively.

•
Net income attributable to ChinaNet Online Holdings, Inc.: Total net income as adjusted by the net income attributable to the noncontrolling interest shareholders as discussed above yields the net income attributable to ChinaNet Online Holdings, Inc. Our net income attributable to ChinaNet Online Holdings, Inc. was approximately US$0.53 million and US$0.90 million for the six and three months ended June 30, 2012, respectively, as compared to approximately US$5.81 million and US$3.00 million for the same period of 2011, respectively. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the six months ended June 30, 2011, our adjusted net income attributable to ChinaNet Online Holdings, Inc. was approximately US$5.58 million.

•
Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share outstanding within each of the reporting periods. As all of the outstanding Series A convertible preferred stock of us was automatically converted into our common stock on August 21, 2011, no preferred stock dividend was accrued for the six and three months ended June 30, 2012. The cash dividends we accrued for the Series A convertible preferred stock was approximately US$0.32 million US$0.15 million for the six and three months ended June 30, 2011, respectively.

•
Net income attributable to ChinaNet’s common stockholders: Net income attributable to ChinaNet’s common stockholders represents the net income after allocation to noncontrolling interests minus the cash dividend accrued for Series A convertible preferred stock. Our net income attributable to ChinaNet’s common stockholders was approximately US$0.53 million and US$0.90 million for the six and three months ended June 30, 2012, respectively, as compared to approximately US$5.48 million and US$2.84 million for the same period of 2011, respectively. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the six months ended June 30, 2011, our adjusted net income attributable to ChinaNet’s common stockholders was approximately US$5.25 million.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2012, we had cash and cash equivalents of approximately US$8.6 million.

Our liquidity needs primarily include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advance payment to TV advertising slots and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies and other general office equipment. To date, we have financed our liquidity needs primarily through proceeds from our operating activities generated in prior years. Our existing cash is adequate to fund operations for the next 12 months.

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	Amounts in thousands of US dollars

Net cash provided by operating activities	$1,092	$4,097
Net cash used in investing activities	(3,049)	(3,376)
Net cash used in financing activities	(227)	(59)
Effect of exchange rate fluctuation on cash and cash equivalents	61	195
Net (decrease)/increase in cash and cash equivalents	$(2,123)	$857

Net cash provided by operating activities:

For the six months ended June 30, 2012, our net cash provided by operating activities of approximate US$1.09 million was primarily attributable to:

(1)
net income excluding an approximately US$0.56 million net deferred income tax benefit, an approximately US$0.56 million of allowance for doubtful debts and a US$1.14 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates of approximately US$1.90 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$0.23 million, which was primarily due to the collection of overdue contact deposit for TV advertising resources purchased;

-
prepayment and deposit to suppliers decreased by approximately US$1.98 million, which was primarily due to the transferring of prepayment to suppliers to cost of sales when the related services had been provided by the suppliers;

-	other current assets decreased by approximately US$0.03 million;

-	advances from customers increased by approximately US$1.07 million;

-	accounts payable, other payable and accrued payroll and other accruals increased by approximately $0.57 million; and

-	taxes payable increased by approximately US$0.78 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$5.30 million; and

-	due to related parties decreased by approximately US$0.16 million, due to returning the nominal shareholders of Shanghai Jing Yang for their original paid-in capital contribution.

For the six months ended June 30, 2011, our net cash provided by operating activities of approximate US$4.10 million was primarily attributable to:

(1)
net income excluding the US$0.23 million of non-cash gain recognized upon deconsolidation of a subsidiary and the US$0.70 million of non-cash expenses of depreciation, amortization, share-based compensation expenses and our share of losses in equity investment affiliates of approximately US$6.28 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$1.32 million, which primarily due to the collection of temporary loans from third parties;

-	accounts payables and other payables increased by approximately US$0.33 million; and

-	taxes payable increased by approximately US$0.80 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due to related parties for the advertising services provided increased by approximately US$2.43 million;

-	advance from customers and due to related parties for the advertising services to be provided decreased by approximately US$1.61 million;

-	prepayment to suppliers increased by approximately US$0.31 million;

-	we settled the amount due to a director and Control Group for approximately US$0.23 million for the cost and expenses paid by them on behalf of our company in previous years; and

-	payment of approximately US$0.05 million for other current assets and liabilities.

Net cash used in investing activities:

For the six months ended June 30, 2012, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.05 million for purchasing of general office equipments; (2) we made an approximately US$2.45 million project development deposit to a third party project development and management company for the participation in the Xiaogan TMT Zone development and management. The Xiaogan TMT zone is intended to become the headquarters for SMEs, particularly those SMEs engaged in the small and medium sized franchising business. The deposit is refundable subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone. If after evaluation, further involvement in the development is not economical or efficient for us and we decide to exit, the deposit will be refunded within the current calendar year; and (3) we paid the remaining balance of consideration of approximately US$0.55 million for the 51% equity interest acquisition of Sou Yi Lian Mei consummated in December 2011. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$3.05 million for the six months ended June 30, 2012.

For the six months ended June 30, 2011, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.15 million to purchase general office equipment and computer software; (2) we spent approximately US$1.43 million for the purchasing of software and technology from an individual not affiliated with us, with whom we incorporated a new majority-owned subsidiary approved and registered by the related government authorities in July 2011. This  purchased software and technology will be further consolidated and integrated into our advertising and marketing platform and management tools platform and packed into different value-added services to be provided to our clients; (3) total cash acquired from the Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He recorded as cash inflow from investing activities was approximately US$0.02 million; (4) cash effect of deconsolidation of Shenzhen Mingshan recorded as cash outflow from investing activities was approximately US$0.18 million, which represented the cash balance of Shenzhen Mingshan as of its deconsolidation date; (5) we made an additional working capital loan of approximately US$1.53 million to Beijing Yang Guang, who was an equity investment affiliate of us during the three months ended March 31, 2011; (6) the above mentioned working capital loan to Beijing Yang Guang was repaid during the three months ended June 30, 2011; (7) as of June 30, 2011, approximately US$0.19 million of cash was deposited in temporary bank accounts for capital verification purpose for incorporation of three new subsidiaries, which was approved and registered by the related government authorities in July 2011, when these cash would be released to the formal bank accounts of these subsidiaries as paid in capital; and (8) we spent approximately US$1.45 million for the acquisition of the equity interest of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$3.38 million for the six months ended June 30, 2011.

Net cash used in financing activities:

For the six months ended June 30, 2012, our net cash used in financing activities was approximately US$0.23 million which primarily consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.01 million; (2) one of our VIEs borrowed an approximately US$0.32 million working capital loan from Zhao Shang Ke Hubei, our equity investment affiliate during the three months ended March 31, 2012; and (3) our VIEs repaid all previously borrowed outstanding working capital loan of approximately US$0.54 million to Zhao Shang Ke Hubei during the three months ended June 30, 2012.

For the six months ended June 30, 2011, our net cash used in financing activities was approximately US$0.06 million which primarily consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.28 million; and (2) cash contributed by the noncontrolling interest shareholders of Chuang Fu Tixan Xia and Zhao Shang Ke Hubei of approximately US$0.22 million upon incorporation of these entities.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of June 30, 2012 and December 31, 2011, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$4.8 million and US$4.7 million, respectively.

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

As of June 30, 2012 and December 31, 2011, there were approximately US$35.2 million and US$34.0 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.3 million and US$2.2 million statutory reserve funds as of June 30, 2012 and December 31, 2011, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$4.8 million and US$4.7 million restricted net assets as of June 30, 2012 and December 31, 2011, respectively, as discussed above.

C.    OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101*	Interactive Data Files

*To be filed by amendment, in accordance with Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINANET ONLINE HOLDINGS, INC.

Date: August 20, 2012	By:	/s/ Handong Cheng
Name: Handong Cheng
		Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)