Form 10-Q/A
period 2012-06-30
ChinaNet Online Holdings, Inc.
filed 2012-09-07
CIK 1376321

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of ChinaNet Online Holdings, Inc. for the fiscal quarter ended June 30, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012 (the “Original 10-Q”) is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Original 10-Q.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

101
The following financial statements from ChinaNet Online Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged in detail.

(1) Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2012, filed on August 20, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINANET ONLINE HOLDINGS, INC.

Date: September 7, 2012	By:	/s/ Handong Cheng
Handong Cheng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhige Zhang
Zhige Zhang, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

101
The following financial statements from ChinaNet Online Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged in detail.

(1) Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2012, filed on August 20, 2012