Form 10-Q
period 2012-09-30
ChinaNet Online Holdings, Inc.
filed 2012-11-19
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 19, 2012 the registrant had 22,186,540 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	December 31, 2011
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,513	$10,695
Accounts receivable, net	9,822	4,444
Other receivables, net	5,702	3,631
Prepayment and deposit to suppliers	12,037	15,360
Due from related parties	321	324
Contingent consideration receivables	160	159
Other current assets	96	129
Deferred tax assets-current	95	-
Total current assets	36,746	34,742

Investment in and advance to equity investment affiliates	1,010	1,396
Property and equipment, net	1,654	1,902
Intangible assets, net	7,408	8,151
Goodwill	11,052	10,999
Deferred tax assets-non current	582	92
Total Assets	$58,452	$57,282

Liabilities and Equity
Current liabilities:
Accounts payable *	$98	$268
Advances from customers *	839	724
Accrued payroll and other accruals *	483	616
Due to equity investment affiliate *	-	220
Due to related parties *	-	161
Payable for acquisition *	5,210	550
Taxes payable *	6,272	5,040
Other payables *	159	114
Dividend payable	-	5
Total current liabilities	13,061	7,698

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)
	September 30, 2012	December 31, 2011
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,739	1,893
Long-term borrowing from director	138	137
Total Liabilities	14,938	9,728

Commitments and contingencies

Equity:
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,186,540 shares and 22,146,540 shares at September 30, 2012 and December 31, 2011, respectively)	22	22
Additional paid-in capital	19,998	20,747
Statutory reserves	2,117	2,117
Retained earnings	18,437	16,688
Accumulated other comprehensive income	2,287	2,132
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	42,861	41,706

Noncontrolling interests	653	5,848
Total equity	43,514	47,554

Total Liabilities and Equity	$58,452	$57,282

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$38,232	$21,987	$10,236	$6,329
From related parties	117	547	51	89
	38,349	22,534	10,287	6,418
Cost of sales	28,065	8,868	6,163	3,418
Gross margin	10,284	13,666	4,124	3,000

Operating expenses
Selling expenses	2,042	2,198	640	575
General and administrative expenses	4,320	2,726	1,260	861
Research and development expenses	1,112	1,100	356	376
	7,474	6,024	2,256	1,812

Income from operations	2,810	7,642	1,868	1,188

Other income (expenses)
Interest income	123	9	2	5
Gain on deconsolidation of subsidiaries	-	232	-	-
Other (expenses)/income	(148)	5	(148)	-
	(25)	246	(146)	5

Income before income tax expense, equity method investments and noncontrolling interests	2,785	7,888	1,722	1,193
Income tax expense	196	861	182	107
Income before equity method investments and noncontrolling interests	2,589	7,027	1,540	1,086
Share of losses in equity investment affiliates	(394)	(180)	(97)	(75)
Net income	2,195	6,847	1,443	1,011
Net (income) / losses attributable to noncontrolling interests	(446)	96	(223)	100
Net income attributable to ChinaNet Online Holdings, Inc.	1,749	6,943	1,220	1,111

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME （CONTINUED）
(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc.	$1,749	$6,943	$1,220	$1,111
Dividend of Series A convertible preferred stock	-	(407)	-	(85)
Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$1,749	$6,536	$1,220	$1,026

Net income	2,195	6,847	1,443	1,011
Foreign currency translation gain / (loss)	159	1,074	(139)	330
Comprehensive Income	$2,354	$7,921	$1,304	$1,341
Comprehensive (income) / losses attributable to noncontrolling interests	(450)	71	(184)	98
Comprehensive income attributable to ChinaNet Online Holdings, Inc.	$1,904	$7,992	$1,120	$1,439

Earnings per share
Earnings per common share
Basic	$0.08	$0.37	$0.05	$0.06
Diluted	$0.08	$0.34	$0.05	$0.06

Weighted average number of common shares outstanding:
Basic	22,185,226	17,806,818	22,186,540	18,632,103
Diluted	22,185,226	20,265,764	22,186,540	18,632,103

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(US $) (Unaudited)	(US $) (Unaudited)

Cash flows from operating activities
Net income	$2,195	$6,847
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,223	727
Share-based compensation expenses	38	237
Allowances for doubtful debts	561	-
Share of losses in equity investment affiliates	394	180
Gain on deconsolidation of subsidiaries	-	(232)
(Loss) / gain on disposal of property and equipment	2	(3)
Deferred taxes	(749)	(65)
Changes in operating assets and liabilities
Accounts receivable	(5,712)	(1,591)
Other receivables	198	3,768
Prepayment and deposit to suppliers	3,401	(19)
Due from related parties	4	(195)
Other current assets	34	(113)
Accounts payable	(172)	(72)
Advances from customers	111	(1,320)
Accrued payroll and other accruals	(134)	(67)
Due to director	-	(82)
Due to Control Group	-	(559)
Due to related parties	(162)	(138)
Other payables	25	238
Taxes payable	1,210	902
Net cash provided by operating activities	2,467	8,443

Cash flows from investing activities
Purchases of vehicles and office equipment	(185)	(245)
Purchase of intangible assets	-	(1,438)
Project development deposit to a third party	(2,450)	-
Cash from acquisition of VIEs	-	24
Cash effect on deconsolidation of VIEs	(15)	(184)
Long-term investment in and advance to equity investment affiliates	-	(1,703)
Disposal of investment in and loan repayment from equity investment affiliate	-	2,613
Payment for acquisition of VIEs	(1,817)	(2,183)
Net cash used in investing activities	(4,467)	(3,116)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(US $) (Unaudited)	(US $) (Unaudited)
Cash flows from financing activities
Cash investment contributed by noncontrolling interests	-	377
Dividend paid to convertible preferred stockholders	(5)	(374)
Short-term loan borrowed from an equity investment affiliate	316	-
Short-term loan repaid to an equity investment affiliate	(537)	-
Net cash used in (provided by) financing activities	(226)	3

Effect of exchange rate fluctuation on cash and cash equivalents	44	360

Net (decrease) / increase in cash and cash equivalents	(2,182)	5,690

Cash and cash equivalents at beginning of the period	10,695	15,590
Cash and cash equivalents at end of the period	$8,513	$21,280

Supplemental disclosure of cash flow information

Income taxes paid	$74	$158

Non-cash transactions:
Restricted stock and options granted for future service	$53	$63
Payment for acquisition	$5,210	$550

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

Pursuant to the Contractual Agreements, all of the equity owners' rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, Rise King WFOE's ability to extract the profits from the operation of the VIEs and assume the residual benefits of the VIEs. Due to the fact that Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, the Company included the assets, liabilities, revenues and expenses of the VIEs in its consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Shanghai Borongdingsi is 51% owned by Beijing CNET Online. Beijing CNET Online and Shanghai Borongdingsi entered into a cooperation agreement in June 2008, followed up with a supplementary agreement in December 2008, to conduct a bank kiosk advertisement business. The business is based on a bank kiosk cooperation agreement between Shanghai Borongdingsi and Henan provincial branch of China Construction Bank which allows Shanghai Borongdingsi or its designated party to conduct in-door advertisement business within the business outlets throughout Henan Province. The bank kiosk cooperation agreement has a term of eight years beginning in August 2008. However, Shanghai Borongdingsi was not able to conduct the advertisement business as a stand-alone business due to the lack of an advertisement business license and supporting financial resources. Pursuant to the aforementioned cooperation agreements, Beijing CNET Online committed to purchase equipment and to provide working capital, technical and other related support to Shanghai Borongdingsi. Beijing CNET Online owns the equipment used in the kiosk business, is entitled to sign contracts in its name on behalf of the business, and holds the right to collect the advertisement revenue generated from the bank kiosk business exclusively until it recovers the cost of purchasing the equipment. Thereafter, Beijing CNET Online has agreed to distribute 49% of the net profit generated from the bank kiosk advertising business, if any, to the minority shareholders of Shanghai Borongdingsi.

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,368,172) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan.  The Company’s share of the equity interest in ShenZhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in ShenZhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in the advertising business, pursuant to which the Company, through its wholly owned subsidiary, Rise King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.  As of the date these contractual agreements were entered into, Shanghai Jing Yang did not have the resources necessary to conduct any business activities by itself and the carrying amount of the net assets of Shanghai Jing Yang which was all cash and cash equivalents approximate its fair values due to their short maturities. Therefore, Shanghai Jing Yang’s accounts were included in the Company’s consolidated financial statements with no goodwill recognized in accordance with ASC Topic 810 “Consolidation”.

On December 8, 2010, the Company, through one of its VIEs, Shanghai Jing Yang acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”).  In August 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang.

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

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,578,781) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei in the enlarged registered capital. Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5% and ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

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

On September 5, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). Business Opportunity Online Chongqing is primarily engaged in internet advertisement design, production and promulgation. In September 2012, the Company sold all of its equity interest in Business Opportunity Online Chongqing to two unaffiliated parties. Business Opportunity Online Chongqing was dormant from the time of its incorporation through the date the Company disposed of its equity interest to two unaffiliated parties. No gain or loss was incurred in connection with this transaction, as the Company recovered all of its net assets, which are all cash and cash equivalents from the buyers.

On December 20, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd. (“Sou Yi Lian Mei”).  In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei accordingly. The Company accounted for this transaction in accordance with ASC Topic 810-10, “Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary”, which requires the transaction be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss shall be recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary. The difference of approximately US$0.79 million between the fair value of the consideration payable and the amount by which the noncontrolling interest is adjusted was recognized in equity attributable to the parent as a deduction of additional paid-in capital account of the Company. Sou Yi Lian Mei is primary engaged in providing online advertising and marketing services and operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2012, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$7,227	$8,322
Accounts receivable, net	9,516	3,705
Other receivables, net	5,520	3,619
Prepayment and deposit to suppliers	12,035	15,360
Due from related parties	164	192
Contingent consideration receivables	160	159
Other current assets	41	23
Deferred tax assets-current	95	-
Total current assets	34,758	31,380

Investment in and advance to equity investment affiliates	967	1,354
Property and equipment, net	1,374	1,507
Intangible assets, net	7,386	8,111
Goodwill	11,052	10,999
Deferred tax assets-non current	468	92
Total Assets	$56,005	$53,443

Liabilities
Current liabilities:
Accounts payable	$97	$268
Advances from customers	838	724
Accrued payroll and other accruals	365	251
Due to equity investment affiliate	-	220
Due to related parties	-	161
Due to Control Group	11	11
Payable for acquisition	5,210	550
Taxes payable	5,708	4,409
Other payables	155	107
Total current liabilities	12,384	6,701

Deferred tax Liabilities-non current	1,739	1,893
Total Liabilities	$14,123	$8,594

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2012, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$38,201,000, cost of sales of approximately US$28,057,000, operating expenses of approximately US$5,475,000 and net income before allocation to noncontrolling interests of approximately US$3,943,000.

For the three months ended September 30, 2012, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$10,222,000, cost of sales of approximately US$6,160,000, operating expenses of approximately US$1,764,000 and net income before allocation to noncontrolling interests of approximately US$1,845,000.

For the nine months ended September 30, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$18,016,000 cost of sales of approximately US$8,620,000, operating expenses of approximately US$4,036,000 and net income before allocation to noncontrolling interests of approximately US$4,920,000.

For the three months ended September 30, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$6,255,000, cost of sales of approximately US$3,409,000, operating expenses of approximately US$1,205,000 and net income before allocation to noncontrolling interests of approximately US$1,427,000.

3.	Summary of significant accounting policies

a)	Basis of presentation

The interim consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

The interim consolidated financial information as of September 30, 2012 and for the nine and three months ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations for the nine and three months ended September 30, 2012 and 2011, and its consolidated cash flows for the nine months ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

d)	Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating subsidiary and VIEs is Renminbi (“RMB”), and the PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating subsidiary and VIEs, which are prepared using RMB, are translated into the Company’s reporting currency, US$. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated statements of income and comprehensive income for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2012	December 31, 2011

Balance sheet items, except for equity accounts	6.3340	6.3647

	Nine Months Ended September 30,
	2012	2011
Items in the statements of income and comprehensive income, and statements of cash flows	6.3275	6.5060

	Three Months Ended September 30,
	2012	2011
Items in the statements of income and comprehensive income, and statements of cash flows	6.3313	6.4231

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s brand building activities are not included in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the nine months ended September 30, 2012 and 2011, advertising expenses for the Company’s brand building activities were approximately US$224,000 and US$1,193,000, respectively. For the three months ended September 30, 2012 and 2011, advertising expenses for the Company’s brand building activities were approximately US$56,000 and US$170,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development costs. Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2012 and 2011 were approximately US$1,112,000 and US$1,100,000, respectively. Expenses for research and development for the three months ended September 30, 2012 and 2011 were approximately US$356,000 and US$376,000, respectively.

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

The Company follows the guidance of ASC Topic 740 “Income taxes”, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  For the nine and three months ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i)	Recent accounting standards

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

4.	Cash and cash equivalent

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Cash	1,546	181
Bank deposit	6,967	10,514
	8,513	10,695

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Accounts receivable, net

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Accounts receivable	12,284	6,546
Allowance for doubtful debts	(2,462)	(2,102)
Accounts receivable, net	9,822	4,444

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2012, the Company provided approximately US$2,462,000 allowance for doubtful debts, which was related to the accounts receivable of the Company’s internet advertising business segment with an aging over six months. For the nine and three months ended September 30, 2012, the Company provided approximately US$350,000 and US$nil allowance for doubtful debts, respectively.

6.	Other receivables, net
	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Short-term loan for marketing campaign	3,000	2,985
Project development deposit	2,447	-
Staff advances for normal business purpose	255	279
Overdue contract guarantee deposits	738	891
Allowance for doubtful debts	(738)	(524)
Other receivables, net	5,702	3,631

Short-term loan for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,952,757) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” This TV series was produced in commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty). By participating in this TV series, the Company’s logo will be shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn since September 2011 and continues to sell its broadcasting rights to other provincial TV channels for additional exposure.  In November and December, 2011, the Company collected its first two repayments of an aggregate of RMB6,000,000 (approximately US$948,662) from the borrower. In accordance with the communication between the Company and the borrower, the Company has extended the term of this loan from December 31, 2011 to December 31, 2012, as this TV series had only completed its first round of selling broadcasting rights. In October 2012, the Company received its third repayment of RMB2,000,000 (approximately US$315,756) from the borrower. The Company will continue to assess the collectability of this loan and if an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

During the three months ended March 31, 2012, the Company made a project development deposit to a third party project development and management company for the participation in the TMT (“Technology, Media and Telecom”) Zone development and management in Xiaogan City, Hubei Province, the PRC (the “Xiaogan TMT Zone”). The Xiaogan TMT zone is intended to become the headquarters for SMEs, particularly those SMEs engaged in the small and medium sized franchising business. The deposit is refundable, subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone.

As of September 30, 2012, the Company decided not to participate in the development and management of the Xiaogan TMT Zone due to the fact that this project was no lonmger compatible with the Company’s internal requirements. Therefore, the project development deposit will be fully refunded to the Company by the end of December 2012.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For all advertising resources purchasing contracts signed by the Company with its resource providers, the Company is required to make contract guarantee deposits, which are either used to pay the actual contract amount of resources used in the last month of each contract period or to be refunded to the Company of the remaining balance upon expiration of the contract. Overdue contract guarantee deposits represented the portion of the contract guarantee deposits, which related advertising resources purchasing contracts had been completed as of each of the reporting dates. Based on the assessment of the collectability of these overdue contract guarantee deposits as of September 30, 2012, the Company provided approximately US$738,000 allowance for doubtful debts, which was related to the contract guarantee deposits of its TV advertising business segment. For the nine and three months ended September 30, 2012, approximately US$211,000 and US$nil allowance for doubtful debts was provided, respectively.

7.	Prepayments and deposit to suppliers

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Contract execution guarantees to TV advertisement and internet resources providers	9,892	10,050
Prepayments to TV advertisement and internet resources providers	2,107	5,285
Other deposits and prepayments	38	25
	12,037	15,360

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

8.	Due from related parties

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Beijing Fengshangyinli Technology Co., Ltd.	98	113
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	97	74
Beijing Telijie Century Environmental Technology Co., Ltd.	126	137
	321	324

These related parties are directly or indirectly owned by the Control Group of the Company. The Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun (acting as nominee for Mr. Zhige, Zhang), the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provided advertising services to these related parties in its normal course of business on the same terms as those provide to its unrelated advertising clients. Due from related parties represented the outstanding receivables for the advertising services that the Company provided to these related parties as of each of the reporting date.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Contingent consideration receivables

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	159
Recognized from acquisition of VIEs	-
Changes in fair value of contingent consideration receivables recognized	-
Exchange translation adjustment	1
Balance as of September 30, 2012 (unaudited)	160

Contingent consideration receivables arose from certain “make good” provisions entered into by and between the Company and former stockholders of the VIEs upon the acquisition of the Company’s consolidated VIEs. These “make good” provisions provide that if the acquired VIEs’ audited pretax profit or after tax profit for the year ended December 31, 2012 increases by less than a certain amount or percentage as compared to that of the prior year, then the former VIE stockholders will be required to compensate the Company in cash for the difference between target pretax profit or after tax profit and the actual pretax profit or after tax profit, as applicable.

As of December 31, 2011, the aggregate amount of the fair value of the contingent consideration receivables for the acquisition transactions that occurred in 2011 was approximately US$159,000. The Company reassessed the fair value of these contingent consideration receivables as of September 30, 2012 for the make good arrangements for the year ended December 31, 2012, based on their historical performance and other relevant assumptions, and determined that no material changes in fair value of these contingent consideration receivables incurred during the nine and three months ended September 30, 2012.

10.	Investment in and advance to equity investment affiliates

	September 30, 2012	December 31, 2011
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	967	1,354
Advance to equity investment affiliates	43	42
	1,010	1,396

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the nine months ended September 30, 2012:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2011 (audited)	595	801	1,396
Share of losses in equity investment affiliates	(120)	(274)	(394)
Exchange translation adjustment	4	4	8
Balance as of September 30, 2012 (unaudited)	479	531	1,010

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company.  Shenzhen Mingshan was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,368,172) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s percentage equity interest in Shenzhen Mingshan decreased from 51% to 20.4% accordingly.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the nine months ended September 30, 2012 and 2011, the Company recognized its pro-rata share of losses in Shenzhen Mingshan of approximately US$120,000 and US$206,000, respectively. For the three months ended September 30, 2012 and 2011, the Company recognized its pro-rata share of losses in Shenzhen Mingshan of approximately US$27,000 and US$71,000, respectively. These losses recognized were reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company.  Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through December 29, 2011.  On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,578,781) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s percentage equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5% accordingly.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the nine and three months ended September 30, 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$274,000 and US$70,000, respectively, which was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheet.

11.	Property and equipment, net

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Vehicles	843	683
Office equipment	1,428	1,399
Electronic devices	1,201	1,196
Property and equipment, cost	3,472	3,278
Less: accumulated depreciation	(1,818)	(1,376)
Property and equipment, net	1,654	1,902

Depreciation expenses in the aggregate for the nine months ended September 30, 2012 and 2011 were approximately US$440,000 and $414,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses in the aggregate for the three months ended September 30, 2012 and 2011 were approximately US$145,000 and US$141,000, respectively.

12.	Intangible assets, net

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Intangible assets not subject to amortization:
Trade name	308	306
Domain name	1,525	1,518
Intangible assets subject to amortization:
Contract backlog	196	195
Customer relationship	3,424	3,408
Non-compete agreements	1,355	1,348
Software technologies	324	322
Cloud-computing based software platforms	1,465	1,458
Other computer software	76	75
Intangible assets, cost	8,673	8,630
Less: accumulated amortization	(1,265)	(479)
Intangible assets, net	7,408	8,151

Amortization expenses in the aggregate for the nine months ended September 30, 2012 and 2011 were approximately US$783,000 and US$313,000, respectively.

Amortization expenses in the aggregate for the three months ended September 30, 2012 and 2011 were approximately US$260,000 and US$116,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of September 30, 2012, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$255,000 for the three months ended December 31, 2012, approximately US$1,019,000 per year through December 31, 2015 and approximately US$980,000 for the year ended December 31, 2016.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	10,999
Exchange translation adjustment	53
Balance as of September 30, 2012 (unaudited)	11,052

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Accrued payroll and other accruals

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Accrued payroll and staff welfare	436	344
Accrued operating expenses	47	272
	483	616

15.	Due to equity investment affiliate

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Zhao Shang Ke Hubei	-	220

Zhao Shang Ke Hubei is an equity investment affiliate of the Company.  Amounts due to Zhao Shang Ke Hubei as of December 31, 2011 represented a temporary non-interest bearing working capital loans borrowed by one of the Company’s VIEs from Zhao Shang Ke Hubei, which was repaid during the three months ended June 30, 2012.

16.	Due to related parties

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Beijing Saimeiwei Food Equipments Technology Co., Ltd	-	4
Due to legal (nominal) shareholders of Shanghai Jing Yang	-	157
	-	161

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management. Prior to entering into the Contractual Agreements with the Company (see Note 1), the legal shareholders of Shanghai Jing Yang contributed RMB1,000,000 (approximately US$157,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation, which was returned to the legal shareholders of Shanghai Jing Yang during the six months ended June 30, 2012.

17.	Payable for acquisition

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Sou Yi Lian Mei	5,210	550

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Payable for acquisition as of September 30, 2012 and December 31, 2011 represented the outstanding payment of approximately RMB33 million and RMB3.5 million for the acquisition of the 49% equity interest and the 51% equity interest of Sou Yi Lian Mei consummated in September 2012 and December 31, 2011, respectively.

18.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada.  Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the nine and three months ended September 30, 2012 or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the nine and three months ended September 30, 2012 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years.  Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company.  Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the nine and three months ended September 30, 2012 and 2011, the applicable income tax rate for Rise King WFOE was 12.5%. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

•
Business Opportunity Online was approved as a High and New Technology Enterprise under the New EIT law on September 4, 2009, and was approved by the local tax authorities to be entitled to a favorable statutory tax rate of 15%.  Business Opportunity Online’s High and New Technology Enterprise certificate will expire on September 4, 2012 and subject to an administrative review by the relevant PRC governmental regulatory authorities for obtaining the renewed certificate. On July 9, 2012, Business Opportunity Online passed this administrative review, which enabled the entity continue to enjoy the 15% preferential income tax rate as a High and New Technology Enterprise. Therefore, for the nine and three months ended September 30, 2012 and 2011, the applicable income tax rate of Business Opportunity Online was 15%.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. It was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%. Therefore, for the nine and three months ended September 30, 2011, Business Opportunity Online Hubei calculated its income tax expenses based on 2.5% of the total revenue recognized for each of the reporting periods. Starting from January 1, 2012, the local tax authorities cancelled the current applicable deemed income tax method for computation of income tax expenses for the entity and the applicable income tax rate for the entity increased to 25%. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption from its first profitable year, which are fiscal year 2012 and 2013, and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. Therefore, for the nine and three months ended September 30, 2012, the applicable income tax rate of Business Opportunity Online Hubei is nil%.

•
Hubei CNET was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. It was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, for the nine and three months ended September 30, 2011, Hubei CNET calculated its income tax expenses based on 2.5% of the total revenue recognized for each of the reporting periods. Starting from January 1, 2012, the local tax authorities cancelled the current applicable deemed income tax method for computation of income tax expenses for the entity and the applicable income tax rate for the entity increased to 25%. Therefore, for the nine and three months ended September 30, 2012, the applicable income tax rate for Hubei CNET is 25%.

•	The applicable income tax rate for other PRC operating entities of the Company is 25% for the nine and three months ended September 30, 2012 and 2011.

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

All of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online, Business Opportunity Online Hubei and Hubei CNET were most affected by these preferential income tax treatments within the structure of the Company for the nine and three months ended September 30, 2012 and 2011. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2) Turnover taxes and the relevant surcharges

For fiscal 2011, revenue from advertisement services is subject to 5.5% business tax (including surcharges) and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue from internet technical support services is subjected to 5.5% business tax (including surcharges).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Beginning in January 1, 2012, PRC tax authorities increased the local business tax rate by 0.1%-0.2%. Therefore, from January 1, 2012 through August 31, 2012 (for the Company’s PRC operating entities incorporated in Beijing) or September 30, 2012 (for the Company’s PRC operating entities incorporated in cities other than Beijing), revenue from advertisement services is subject to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operates, and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue from internet technical support services is subjected to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operates.

On July 31, 2012, the Ministry of Finance and the State Administration of Taxation of the PRC jointly promulgated the “Circular on Launching the Pilot Collection of Value Added Tax in lieu of Business Tax in Transportation and Certain Areas of Modern Services Industries in Eight Provinces and Municipalities Including Beijing” (“Circular Cui Shui [2012] No. 71”). In accordance with Article 2 of Circular Cui Shui [2012] No. 71, Beijing shall complete the tax collection system transfer on September 1, 2012, Fujian province shall complete the collection system transfer on November 1, 2012 and Hubei province shall complete the tax collection system transfer on December 1, 2012. In accordance with Article 3 of Circular Cui Shui [2012] No. 71, “Circular on Carrying out the Pilot Collection of Value Added Tax in Lieu of Business Tax to be imposed on Transportation Industry and Part of Modern Services Industry in Shanghai” (“Circular Cui Shui [2011] No. 111”) jointly promulgated by the Ministry of Finance and the State Administration of Taxation of the PRC on November 16, 2011, applies as detailed implementation measures on this tax collection system transfer in Beijing, Fujian province and Hubei province. In accordance with Article 12 (3) and Article 13 of Circular Cui Shui [2011] No. 111, the value added tax rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, the value added tax rate for provision of modern services (other than lease of corporeal movables) is 3%. Therefore, beginning from September 1, 2012, except Chuang Fu Tian Xia, who has been verified by the local tax bureau of Beijing as small scale taxpayer and enjoys the 3% value added tax rate for the services they provided, the other PRC operating VIEs of the Company that incorporated in Beijing, the PRC, are subject to 6% value added tax for the services they provided, after deducting the value added tax they paid for the services they purchased from its suppliers. Beginning from November 1, 2012, the Company’s PRC operating VIEs that incorporated in Fujian province are subject to 6% value added tax for the services they provided, after deducting the value added tax they paid for the services they purchased from its suppliers. Beginning from December 1, 2012, the Company’s PRC operating VIEs that incorporated in Hubei province are subject to 6% value added tax for the services they provided, after deducting the value added tax they paid for the services they purchased from its suppliers. The surcharges of the value added tax is 12%-14% of the value added tax, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operates.

As of September 30, 2012 and December 31, 2011, taxes payable consists of:

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Business tax payable	2,533	2,210
Culture industry development surcharge payable	6	2
Value added tax payable	22	-
Enterprise income tax payable	3,653	2,770
Individual income tax payable	58	58
	6,272	5,040

For the nine and three months ended September 30, 2012 and 2011, the Company’s income tax expense consisted of:

	Nine Months Ended September 30,
	2012	2011
	US$(’000) (Unaudited)	US$(’000) (Unaudited)

Current-PRC	945	926
Deferred-PRC	(749)	(65)
	196	861

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,
	2012	2011
	US$(’000) (Unaudited)	US$(’000) (Unaudited)

Current-PRC	373	125
Deferred-PRC	(191)	(18)
	182	107

The Company’s deferred tax liabilities at September 30, 2012 and changes for the nine months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2011 (audited)	1,893
Reversal during the period	(164)
Exchange translation adjustment	10
Balance as of September 30, 2012 (unaudited)	1,739

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions consummated in 2011. Reversal for the nine and three months ended September 30, 2012 of approximately US$164,000 and US$55,000, respectively, was due to the amortization of these acquired intangible assets.

The Company’s deferred tax assets at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Tax effect of net operating losses carried forward	2,762	1,975
Bad debts provision	793	651
Valuation allowance	(2,878)	(2,534)
	677	92

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Deferred tax assets reclassified as current asset	95	-
Deferred tax assets reclassified as non-current asset	582	92
	677	92

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$5,957,000 and US$5,381,000 at September 30, 2012 and December 31, 2011, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2032. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward incurred by the Company’s PRC subsidiary and VIEs were approximately US$3,835,000 and US$361,000 at September 30, 2012 and December 31, 2011, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2017. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse. No valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will be realized through sufficient future earnings of the entities to which the operating losses relate.

The bad debts provision recorded by the Company’s PRC subsidiary and VIEs were approximately US$3,200,000. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate.

The Company’s non-current portion of deferred tax assets and deferred tax liabilities were attributable to different tax-paying components of the entity, which were under different tax jurisdictions. Therefore, in accordance with ASC Topic 740 “Income taxes”, the non-current portion of deferred tax assets and deferred tax liabilities were presented separately in the Company’s balance sheets.

19.	Dividend payable

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Dividend payable to Series A convertible stock holders	-	5

Dividend to Series A convertible preferred stockholders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible preferred stock outstanding for each of the reporting periods. On August 21, 2011, all of the Company’s outstanding Series A convertible preferred stock, which had not been voluntarily converted into the Company’s common shares, were fully converted into the Company’s common shares under the mandatory conversion clause entered into by and between the Company and its Series A convertible preferred stockholders. For the nine months ended September 30, 2012 and 2011, the Company paid dividends of approximately US$5,000 and US$374,000 to its Series A convertible preferred stockholders, respectively. For the three months ended September 30, 2012 and 2011, the Company paid US$nil and approximately US$91,000 to its Series A convertible preferred stockholders, respectively.

20.	Long-term borrowing from director

	September 30, 2012	December 31, 2011
	US$(’000) (Unaudited)	US$(’000)

Long-term borrowing from director	138	137

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

21.	Warrants

The Company issued warrants in its August 2009 Financing. Warrants issued and outstanding at September 30, 2012 and changes during the nine months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2011 (audited)	3,005,456	$3.41	2.21	3,005,456	$3.41	2.21
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Expired	(642,000)			(642,000)
Balance, September 30, 2012 (unaudited)	2,363,456	$3.52	1.88	2,363,456	$3.52	1.88

On August 21, 2012, 642,000 Series A warrants to purchase common stock of the Company issued on August 21, 2009 expired. An aggregate of 2,363,456 Series B warrants and placement agent warrants to purchase common stock of the Company will expire on August 21, 2014.

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company.  As of September 30, 2012 and December 31, 2011, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$5.3 million and US$4.7 million, respectively.

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

As of September 30, 2012 and December 31, 2011, there was approximately US$36.5 million and US$34.0 million in retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.3 million and US$2.2 million statutory reserve funds as of September 30, 2012 and December 31, 2011, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$5.3 million and US$4.7 million of restricted net assets as of September 30, 2012 and December 31, 2011, respectively, as discussed above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Related party transactions

Revenue from related parties:

	Nine Months Ended September 30,
	2012	2011
	US$(’000) (Unaudited)	US$(’000) (Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	73	66
-Beijing Fengshangyinli Technology Co., Ltd.	2	269
-Beijing Telijie Century Environmental Technology Co., Ltd.	42	212
	117	547

	Three Months Ended September 30,
	2012	2011
	US$(’000) (Unaudited)	US$(’000) (Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	18	7
-Beijing Fengshangyinli Technology Co., Ltd.	1	37
-Beijing Telijie Century Environmental Technology Co., Ltd.	32	45
	51	89

24.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$288,000 and US$280,000 for the nine months ended September 30, 2012 and 2011, respectively. The total amounts for such employee benefits were approximately US$93,000 and US$123,000 for the three months ended September 30, 2012 and 2011, respectively.

25.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of September 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

For the nine months ended September 30, 2012, one customer accounted for 12% of the Company’s sales. For the nine months ended September 30, 2011, one customer accounted for 11% of the Company’s sales. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2011, one customer accounted for 16% of the Company’s sales. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, one customer accounted for 16% of the Company’s accounts receivables. As of December 31, 2011, one customer accounted for 21% of the Company’s accounts receivables. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2012 and December 31, 2011, respectively.

Concentration of suppliers

For the nine months ended September 30, 2012, two suppliers accounted for 58% and 11% of the Company’s cost of sales, respectively. For the nine months ended September 30, 2011, two suppliers accounted for 33% and 23% of the Company’s cost of sales, respectively. Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, one supplier accounted for 45% of the Company’s cost of sales. For the three months ended September 30, 2011, two suppliers accounted for 46% and 26% of the Company’s cost of sales, respectively. Except for the aforementioned suppliers, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended September 30, 2012 and 2011, respectively.

26.	Commitments

The following table sets forth the Company’s contractual obligations as of September 30, 2012:

	Office Rental	Purchase of TV advertisement time	Server hosting and board-band Leasing	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three months ending December 31,
-2012	73	3,772	54	3,899
Year ending December 31,
-2013	293	-	115	408
-2014	293	-	-	293
-2015	293	-	-	293
-2016	73	-	-	73
Total	1,025	3,772	169	4,966

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27.	Segment reporting

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

Nine Months Ended September 30, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	15,393	19,751	214	3,031	-	(40)	38,349
Cost of sales	7,447	19,519	19	1,080	-	-	28,065
Total operating expenses	4,666	675	155	813	1,165 *	-	7,474
Depreciation and amortization expense included in total operating expenses	782	51	155	161	74	-	1,223
Operating income (loss)	3,280	(443)	40	1,138	(1,165)	(40)	2,810

Share of losses in equity investment affiliates	-	-	-	(274)	(120)	-	(394)
Expenditure for long-term assets	179	6	-	-	-	-	185
Net income (loss)	3,208	(417)	40	579	(1,175)	(40)	2,195
Total assets - September 30,2012	41,547	15,607	649	8,207	15,012	(22,570)	58,452

*Including approximate US$38,000 share-based compensation expenses.

Three Months Ended September 30, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	5,690	3,238	72	1,327	-	(40)	10,287
Cost of sales	2,522	3,162	7	472	-	-	6,163
Total operating expenses	1,313	208	52	339	344 *	-	2,256
Depreciation and amortization expense included in total operating expenses	261	16	52	54	22	-	405
Operating income (loss)	1,855	(132)	13	516	(344)	(40)	1,868

Share of losses in equity investment affiliates	-	-	-	(70)	(27)	-	(97)
Expenditure for long-term assets	133	6	-	-	-	-	139
Net income (loss)	1,622	(124)	13	317	(345)	(40)	1,443
Total assets - September 30,2012	41,547	15,607	649	8,207	15,012	(22,570)	58,452

*Including approximate US$11,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2011 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	16,434	4,756	415	943	-	(14)	22,534
Cost of sales	4,711	3,847	36	288	-	(14)	8,868
Total operating expenses	3,645	394	155	523	1,307 *	-	6,024
Depreciation and amortization expense included in total operating expenses	183	75	120	275	74	-	727
Operating income (loss)	8,078	515	224	132	(1,307)	-	7,642

Gain on deconsolidation of subsidiaries	-	-	-	-	232	-	232
Share of earnings (losses) in equity investment affiliates	-	26	-	-	(206)	-	(180)
Expenditure for long-term assets	1,477	1	185	7	13	-	1,683
Net income (loss)	7,291	502	224	106	(1,276)	-	6,847
Total assets - September 30,2011	49,474	3,681	866	4,916	20,941	(30,210)	49,668

*Including approximate US$237,000 share-based compensation expenses.

Three Months Ended September 30, 2011 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	3,860	1,972	140	446	-	-	6,418
Cost of sales	1,605	1,669	12	132	-	-	3,418
Total operating expenses	1,102	76	24	234	376 *	-	1,812
Depreciation and amortization expense included in total operating expenses	91	37	24	80	25	-	257
Operating income (loss)	1,153	227	104	80	(376)	-	1,188

Gain on deconsolidation of subsidiaries	-	-	-	-	-	-	-
Share of earnings (losses) in equity investment affiliates	-	(4)	-	-	(71)	-	(75)
Expenditure for long-term assets	13	1	74	4	1	-	93
Net income (loss)	1,119	191	105	42	(446)	-	1,011
Total assets - September 30,2011	49,474	3,681	866	4,916	20,941	(30,210)	49,668

*Including approximate US$65,000 share-based compensation expenses.

28.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of US dollars):

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)		(Unaudited)
	(Amount in thousands except for the number of shares and per share data)		(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc.	$1,749	$6,943	$1,220	$1,111
Less: Dividend for Series A convertible preferred stock	-	407	-	85
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	$1,749	6,536	$1,220	1,026
Add: Dividend for Series A convertible preferred stock	-	407	-	-
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	$1,749	$6,943	$1,220	$1,026

Weighted average number of common shares outstanding - Basic	22,185,226	17,806,818	22,186,540	18,632,103
Effect of diluted securities:
Series A Convertible preferred stock	-	2,173,322	-	-
Warrants	-	285,624	-	-
Weighted average number of common shares outstanding -Diluted	22,185,226	20,265,764	22,186,540	18,632,103

Earnings per share-Basic	$0.08	$0.37	$0.05	$0.06
Earnings per share-Diluted	$0.08	$0.34	$0.05	$0.06

For the nine months ended September 30, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,909,390 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

For the three months ended September 30, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,719,347 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

For the nine months ended September 30, 2011, the diluted earnings per share calculation did not include the warrants and options to purchase up to 3,094,974 and 54,000 shares of common stock, respectively, because their effect was anti-dilutive.

For the three months ended September 30, 2011, the diluted earnings per share calculation did not include the effect of the 1,348,469 incremental shares resulted from assumed conversion of the convertible preferred stock and the warrants and options to purchase up to 4,781,056 and 54,000 shares of common stock, respectively, because their effect was anti-dilutive.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29.	Share-based compensation expenses

On July 12, 2010, the Company renewed its investor relations service contract with Hayden Communications International, Inc. (“HCI”) for an18-month period commencing on July 12, 2010. As additional compensation, the Company issued HCI 60,000 restricted shares of the Company’s common stock. These shares were valued at $3.80 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the 18-month service period. Total compensation expenses recognized for the nine months ended September 30, 2012 and 2011 was U$$6,333 and US$114,000 respectively. Total compensation expenses recognized for the three months ended September 30, 2012 and 2011 was US$nil and US$38,000, respectively.

As a result of the merger of HCI and MZ Group, the Company terminated the service contract with HCI and engaged MZHCI, LLP (“MZ-HCI”) to provide investor relations services for a 24-month period commencing on January 1, 2012. As additional compensation, the Company granted 80,000 restricted shares of the Company’s common stock. These shares were valued at $1.05 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the nine months ended September 30, 2012 and 2011 was US$31,500 and US$nil, respectively. Total compensation expenses recognized for the three months ended September 30, 2012 and 2011 was US$10,500 and US$nil, respectively.

On November 30, 2009, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant. The Company utilized Black-Scholes option pricing model to gauge the grant date fair value of these options of US$4.05 per option. The related compensation expenses were amortized over its vesting period. Total compensation expenses recognized for these options for the nine months ended September 30, 2012 and 2011 was US$nil and US$123,260, respectively. Total compensation expenses recognized for these options for the three months ended September 30, 2012 and 2011 was US$nil and US$27,340, respectively.

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

Options issued and outstanding at September 30, 2012 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2011 (audited)	939,440	9.51	$1.42	939,440	9.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2012 (unaudited)	939,440	8.76	$1.42	939,440	8.76	$1.42

The aggregate unrecognized share-based compensation expenses as of September 30, 2012 and 2011 is approximately US$53,000 and US$63,000, respectively.

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

Pursuant to the Contractual Agreements, all of the equity owners’ rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, Rise King WFOE’s ability to extract the profits from the operation of the VIEs and assume the residual benefits of the VIEs. Due to the fact that Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, we included the assets, liabilities, revenues and expenses of the VIEs in our consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” subtopic 10.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals.  Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,368,172) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in ShenZhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. Therefore, as of September 30, 2012, Shenzhen Mingshan was an equity investment affiliate of ours.

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

 On December 8, 2010, Shanghai Jing Yang acquired a 49% interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”). In August 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang.

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

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively.  Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,578,781) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5% and we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of September 30, 2012, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

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

On September 5, 2011, Business Opportunity Online Hubei formed a new wholly owned company, Chongqing Business Opportunity Online Technology Co., Ltd. (“Business Opportunity Online Chongqing”). Business Opportunity Online Chongqing is primarily engaged in internet advertisement design, production and promulgation. In September 2012, the Company sold all of its equity interest in Business Opportunity Online Chongqing to two unaffiliated parties. Business Opportunity Online Chongqing was dormant from the time of its incorporation through the date the Company disposed of its equity interest to two unaffiliated parties. No gain or loss was incurred in connection with this transaction, as we recovered all of its net assets, which are all cash and cash equivalents from the buyers.

On December 20, 2011, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei. In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei accordingly. We accounted for this transaction in accordance with ASC Topic 810-10, “Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary”, which requires the transaction be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss shall be recognized in our consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in our ownership interest in the subsidiary. The difference of approximately US$0.79 million between the fair value of the consideration payable and the amount by which the noncontrolling interest is adjusted was recognized in equity attributable to us as a deduction of our additional paid-in capital account. Sou Yi Lian Mei is primary engaged in providing online advertising and marketing services and operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”).

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

Recent Accounting Standards

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

A.       RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$38,232	$21,987	$10,236	$6,329
From related parties	117	547	51	89
	38,349	22,534	10,287	6,418
Cost of sales	28,065	8,868	6,163	3,418
Gross margin	10,284	13,666	4,124	3,000

Operating expenses
Selling expenses	2,042	2,198	640	575
General and administrative expenses	4,320	2,726	1,260	861
Research and development expenses	1,112	1,100	356	376
	7,474	6,024	2,256	1,812

Income from operations	2,810	7,642	1,868	1,188

Other income (expenses)
Interest income	123	9	2	5
Gain on deconsolidation of subsidiaries	-	232	-	-
Other (expenses)/income	(148)	5	(148)	-
	(25)	246	(146)	5
Income before income tax expense, equity method investments and noncontrolling interests	2,785	7,888	1,722	1,193
Income tax expense	196	861	182	107
Income before equity method investments and noncontrolling interests	2,589	7,027	1,540	1,086
Share of losses in equity investment affiliates	(394)	(180)	(97)	(75)
Net income	2,195	6,847	1,443	1,011
Net (income) / loss attributable to noncontrolling interests	(446)	96	(223)	100
Net income attributable to ChinaNet Online Holdings, Inc.	1,749	6,943	1,220	1,111
Dividend of Series A convertible preferred stock	-	(407)	-	(85)
Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$1,749	$6,536	$1,220	$1,026

Earnings per share
Earnings per common share
Basic	$0.08	$0.37	$0.05	$0.06
Diluted	$0.08	$0.34	$0.05	$0.06

Weighted average number of common shares outstanding:
Basic	22,185,226	17,806,818	22,186,540	18,632,103
Diluted	22,185,226	20,265,764	22,186,540	18,632,103

NON-GAAP MEASURES

To supplement the unaudited interim consolidated statement of income and comprehensive income presented in accordance with GAAP, we are also providing non-GAAP measures of income before income tax expenses, equity method investments and noncontrolling interests, net income, net income attributable to us, net income attributable to our common stockholders and basic and diluted earnings per share for the nine months ended September 30, 2011, which are adjusted from results based on GAAP to exclude the non-cash gain recognized on deconsolidation of a subsidiary incurred during the nine months ended September 30, 2011. For the nine months ended September 30, 2012 and for the three months ended September 30, 2012 and 2011, there is no non-cash income or expenses from nonrecurring transaction under non-GAAP measures. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We use both GAAP and non-GAAP information in evaluating our operating business results internally and therefore deemed it important to provide all of this information to investors.

The following table presents reconciliations of our non-GAAP financial measures to the unaudited interim consolidated statements of income and comprehensive income for the nine months ended September 30, 2011 (all amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Nine Months Ended September 30, 2011
	GAAP	NON GAAP
	US$	US$
	(Unaudited)	(Unaudited)

Income from operations	$7,642	$7,642
Other income (expenses):
Interest income	9	9
Gain on deconsolidation of subsidiaries	232	-
Other income	5	5
	246
		14
Income before income tax expense, equity method investments and noncontrolling interests	7,888
Adjusted income before income tax expense, equity method investments and noncontrolling interests		7,656
Income tax expense	861	861
Income before equity method investments and noncontrolling interests	7,027
Adjusted income before equity method investments and noncontrolling interests		6,795
Share of losses in equity investment affiliates	(180)	(180)
Net income	6,847
Adjusted net income		6,615
Net loss attributable to noncontrolling interest	96	96
Net income attributable to ChinaNet Online Holdings, Inc.	6,943
Adjusted net income attributable to ChinaNet Online Holdings, Inc.		6,711
Dividend for series A convertible preferred stock	(407)	(407)
Net income attributable to common stockholders of ChinaNet Online	$6,536
Adjusted net income attributable to common stockholders of ChinaNet Online		$6,304

Earnings per common share-Basic	$0.37
Adjusted earnings per common share-Basic		$0.35
	$0.34
Earnings per common share-Diluted
Adjusted earnings per common share-Diluted		$0.33

Weighted average number of common shares outstanding:
Basic	17,806,818	17,806,818
Diluted	20,265,764	20,265,764

Revenue

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2012		2011
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$15,204	39.6%	$11,916	52.9%
Technical services	149	0.4%	4,518	20.0%
TV advertisement	19,751	51.5%	4,742	21.1%
Bank kiosks	214	0.5%	415	1.8%
Brand management and sales channel building	3,031	8.0%	943	4.2%
Total	$38,349	100%	$22,534	100%

	Three Months Ended September 30,
	2012		2011
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$5,585	54.3%	$3,697	57.6%
Technical services	65	0.6%	163	2.5%
TV advertisement	3,238	31.5%	1,972	30.7%
Bank kiosks	72	0.7%	140	2.2%
Brand management and sales channel building	1,327	12.9%	446	7.0%
Total	$10,287	100%	$6,418	100%

Total Revenues: Our total revenues increased to US$38.35 million for the nine months ended September 30, 2012 from US$22.53 million for nine months ended September 30, 2011, representing a 70% increase. For the three months ended September 30, 2012, our total revenue increased to US$10.29 million from US$6.42 million for the same period of 2011, representing a 60% increase. The increase in total revenues for the nine months ended September 30, 2012 was primarily due to the increase in our TV advertising revenues as compared to the same periods in 2011. For the three months ended September 30, 2012, revenues from internet advertising segment and brand management and sales channel building segment also contributed to the increase of total revenue achieved in the period.

We derive the majority of our advertising service revenues from the sale of internet advertising with sales leads, internet marketing and content management services on our portal. We also derive revenue from the sale of advertising time purchased from different TV programs and the provision of the related technical support to unrelated third parties and to certain related parties. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the nine and three months ended September 30, 2012 and 2011, our service revenue from related parties in the aggregate was less than 3% of the total revenue we achieved for each respective reporting period.

Our advertising service revenues are recorded net of any sales discounts. Sales discounts include volume discounts and other customary incentives offered to our small and medium-sized franchise and merchant clients, including providing them with additional advertising time for their advertisements if we have unused space available on our websites and represent the difference between our official list price and the amount we actually charge our clients. We typically sign service contracts with our small and medium-sized business that require us to conduct internet advertising on our portal websites in specified locations on the sites and for agreed periods; and/or advertise onto our purchased advertisement time during specific TV programs for agreed periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients.

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

The tables below summarize the revenues, cost of sales, gross margin and net loss/income generated from each of our VIEs and subsidiaries for the nine and three months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		107		42		40		189
Business Opportunity Online and subsidiaries		31,800		75		-		31,875
Beijing CNET Online and subsidiaries		6,325		-		-		6,325
Inter-co., elimination		-		-		(40)		(40)
Total revenue		38,232		117		-		38,349

For the three months ended September 30, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		40		25		40		105
Business Opportunity Online and subsidiaries		8,387		26		-		8,413
Beijing CNET Online and subsidiaries		1,809		-		-		1,809
Inter-co., elimination		-		-		(40)		(40)
Total revenue		10,236		51		-		10,287

For the nine months ended September 30, 2012:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		8		181
Business Opportunity Online and subsidiaries		23,795		8,080
Beijing CNET Online and subsidiaries		4,262		2,063
Inter-co., elimination		-		(40)
Total		28,065		10,284

For the three months ended September 30, 2012:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		3		102
Business Opportunity Online and subsidiaries		5,289		3,124
Beijing CNET Online and subsidiaries		877		932
Shanghai Jing Yang		(6)		6
Inter-co., elimination		-		(40)
Total		6,163		4,124

For the nine months ended September 30, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		(1,172)
Business Opportunity Online and subsidiaries		3,585
Beijing CNET Online and subsidiaries		367
Shanghai Jing Yang		(9)
ChinaNet Online Holdings, Inc.		(576)
Total net income before allocation to the noncontrolling interest		2,195

For the three months ended September 30, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		(251)
Business Opportunity Online and subsidiaries		1,514
Beijing CNET Online and subsidiaries		332
Shanghai Jing Yang		(1)
ChinaNet Online Holdings, Inc.		(151)
Total net income before allocation to the noncontrolling interest		1,443

For the nine months ended September 30, 2011:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		4,347		171		-		4,518
Business Opportunity Online and subsidiaries		15,070		376		-		15,446
Beijing CNET Online and subsidiaries		2,567		-		14		2,581
Shanghai Jing Yang		3		-		-		3
Inter-co., elimination		-		-		(14)		(14)
Total revenue		21,987		547		-		22,534

For the three months ended September 30, 2011:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter- company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		163		-		-		163
Business Opportunity Online and subsidiaries		5,338		89		-		5,427
Beijing CNET Online and subsidiaries		828		-		-		828
Shanghai Jing Yang		-		-		-		-
Inter-co., elimination		-		-		-		-
Total revenue		6,329		89				6,418

For the nine months ended September 30, 2011:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		248		4,270
Business Opportunity Online and subsidiaries		6,992		8,454
Beijing CNET Online and subsidiaries		1,642		939
Shanghai Jing Yang		-		3
Inter-co., elimination		(14)		-
Total		8,868		13,666

For the three months ended September 30, 2011:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		9		154
Business Opportunity Online and subsidiaries		2,965		2,462
Beijing CNET Online and subsidiaries		444		384
Shanghai Jing Yang		-		-
Inter-co., elimination		-		-
Total		3,418		3,000

For the nine months ended September 30, 2011:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		2,520
Business Opportunity Online and subsidiaries		4,773
Beijing CNET Online and subsidiaries		120
Shanghai Jing Yang		28
ChinaNet Online Holdings, Inc.		(594)
Total net income before allocation to the noncontrolling interest		6,847

For the three months ended September 30, 2011:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		(248)
Business Opportunity Online and subsidiaries		1,274
Beijing CNET Online and subsidiaries		156
Shanghai Jing Yang		(4)
ChinaNet Online Holdings, Inc.		(167)
Total net income before allocation to the noncontrolling interest		1,011

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

•
Internet advertising revenues for the nine months ended September 30, 2012 were approximately US$15.20 million as compared to US$11.92 million for the same period in 2011, representing an increase of 28%. For the three months ended September 30, 2012 and 2011, internet advertising revenues were approximately US$5.59 million and US$3.70 million, respectively, representing an increase of 51%. The increase in internet advertising revenue for the nine months ended September 30, 2012 was due to the addition of the internet advertising revenue generated by Sou Yi Lian Mei of approximately US$5.01 million, resulting from the 51% equity interest acquisition in Sou Yi Lian Mei in late December 2011. The internet advertising revenue generated by the other operating VIEs of approximately US$10.19 million for the nine months ended September 30, 2012 decreased by approximately 15% as compared to US$11.92 million in internet advertising revenue generated in the same period of 2011. This decrease was primarily due to a decrease in the average advertising spending per customer caused by the general decline of China’s economy in the second quarter of 2011, continued into the third quarter of 2012. For the three months ended September 30, 2012, the internet advertising revenue generated by Sou Yi Lian Mei was approximately US$1.75 million, and the internet advertising revenue generated by the other operating VIEs was approximately US$3.84 million for the three months ended September 30, 2012, representing a slight increase of approximately 4% as compared to US$3.70 million in internet advertising revenue generated in the same period of 2011, which is due to stabilization of the economic downturn in the overall economy during the period.

•
Revenues generated from technical services offered by Rise King WFOE were US$0.15 million for the nine months ended September 30, 2012, as compared to US$4.5 million for the same period in 2011. For the three months ended September 30, 2012 and 2011, revenues generated from technical services offered by Rise King WFOE were approximately US$0.07 million and US$0.16 million, respectively. Due to the Chinese government’s monetary policy of increasing interest rates and tightening the money supply, economic difficulties began in the second quarter of 2011, which only slightly recovered, in the first nine months of 2012, with no significant improvement in the overall economy. In response to the overall economic downturn in China, and from the second half of 2011, the majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above and reduced their advertising spending significantly.

•
Our TV advertising revenue increased significantly to US$19.75 million for the nine months ended September 30, 2012 from US$4.74 million for the same period in 2011.  For the three months ended September 30, 2012 and 2011, our TV advertising revenue was approximately US$3.24 million and US$1.97 million, respectively. We generated this US$19.75 million of TV advertising revenue for the nine months ended September 30, 2012 by selling approximately 17,950 minutes of advertising time purchased from different provincial TV stations as compared with approximately 4,700 minutes of advertising time that we sold in the same period of 2011.  This increase in TV advertising time selling was due to enhanced cooperation with the TV station responsible for launching the entrepreneurial reality show, which is based on the same concept and premise as the hit TV game show “Shark Tank” in the U.S. This show is intended to get the general public to visit our website, Chuanye.com and create additional traffic on our two advertising portals, 28.com and Liansuo.com, and in return to monetize more branded larger size small and medium enterprises to use our services while securing our competitive advantage in the TV business segment against our competitors with more time purchased in 2012 as compared with 2011. The TV show is considered to be an alternative economic resource to obtain internet traffic to our web portals as the costs associated with our internet resources are increasing year over year and TV cost has a relatively lower rate of increase. However, due to the regular Chinese New Year holiday which takes place in the first quarter of each fiscal year and is always considered to be the slowest time of the year, and the continued economic downturn, we had to combine the time slots of the first quarter of 2012 at cost with other quarter’s available time slots sales in order to mitigate the deficiency in sales margin incurred during this time of the year.  As a result of such combination,  we achieved only 0.2% gross margin for this segment in the first quarter of 2012, this situation was improved in the second and third quarter of 2012 with our gross margin of this business segment improved to 2% for the three months ended June 30, 2012 and September 30, 2012 respectively, and the overall gross margin of this segment improved to 1% for the nine months ended September 30, 2012. For the nine and three months ended September 30, 2011, we limited TV time slots with affordable costs to the needed customers at an agreed profitable sales, which enabled us to achieve a 19% and 15% gross margin for each respective period.

•
For the nine and three months ended September 30, 2012, we earned approximately US$0.21 million and US$0.07 million of revenue from the bank kiosk business segment, respectively, as compared to approximately US$0.42 million and US$0.14 million for the same period in 2011, respectively. The decrease in advertising revenue from the bank kiosk business was a result of the decline of the general economy in China, which caused a significant reduction in our customers’ overall advertising spending as discussed above. The bank kiosk advertising business is not intended to expand at the moment as management’s main focus is on expanding internet business. Therefore, it was not a significant contributor to revenue for either the nine and three months ended September 30, 2012 or 2011. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

•
For the nine months ended September 30, 2012, we achieved approximately US$3.03 million service revenue from our brand management and sales channel building segment as compared to US$0.94 million service revenue generated in the same period of 2011. For the three months ended September 30, 2012, we achieved approximately US$1.33 million service revenue from our brand management and sales channel building segment as compared to US$0.45 million service revenue generated in the same period of 2011. The increase in the revenue from this business segment for the nine and three months ended September 30, 2012 was primarily due to the increase in the average brand advertising and marketing spending per customer from larger-sized and ex-exporting customers acquired for these periods, as a result of our further expansion of our client base in the fiscal year of 2012.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2012			2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$15,204	$7,439	51%	$11,916	$4,463	63%
Technical service	149	8	95%	4,518	248	95%
TV advertisement	19,751	19,519	1%	4,742	3,833	19%
Bank kiosk	214	19	91%	415	36	91%
Brand management and sales channel building	3,031	1,080	64%	943	288	69%
Total	$38,349	$28,065	27%	$22,534	$8,868	61%

	Three Months Ended September 30,
	2012			2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$5,585	$2,519	55%	$3,697	$1,596	57%
Technical service	65	3	95%	163	9	94%
TV advertisement	3,238	3,162	2%	1,972	1,669	15%
Bank kiosk	72	7	90%	140	12	91%
Brand management and sales channel building	1,327	472	64%	446	132	70%
Total	$10,287	$6,163	40%	$6,418	$3,418	47%

Cost of revenues: Our total cost of revenues increased to US$28.07 million for the nine months ended September 30, 2012 from US$8.87 million for the same period in 2011. For the three months ended September 30, 2012 and 2011, our total cost of revenues were approximately US$6.16 million and US$3.42 million, respectively. The increase in total cost of revenues for the nine and three months ended September 30, 2012 was primarily due to the significant increase in costs associated with our TV advertisement business segment, which was in line with the increase in our TV advertisement revenue for the nine and three months ended September 30, 2012, as discussed above.  Our cost of revenues related to the offering of our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services and business taxes and surcharges.

•
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for approximately 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, for example, Baidu and Tecent (QQ). Our purchasing of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites, which result in potential sales leads. For the nine months ended September 30, 2012 and 2011, our total cost of sales for internet advertising revenue was US$7.44 million and US$4.46 million, respectively. For the three months ended September 30, 2012 and 2011, our total cost of sales for internet advertising was US$2.52 million and US$1.60 million, respectively. The increase in our cost of sales for internet advertising revenue was primarily due to the increase in the purchase price of these resources and the addition of the internet advertising cost of sales recorded by Sou Yi Lian Mei for the nine and three months ended September 30, 2012, which are approximately US$1.95 million and US$0.62 million, respectively. The internet cost of revenue incurred by the other operating VIEs of approximately US$5.49 million and US$1.90 million for the nine and three months ended September 30, 2012, respectively, increased by approximately 23% and 19%, respectively, as compared to US$4.46 million and US$1.60 million in internet advertising cost of revenue incurred in the same period of 2011, respectively. This increase was primarily due to the increase in the purchase price of such resources in 2012 as compared to 2011 and the increased demand of these resources to improve customer satisfaction. Given the foregoing, gross profit margin of internet advertising business segment furnished approximately 51% and 55% for the nine and three months ended September 30, 2012, respectively, as compared to 63% and 57% achieved in the same period in 2011, respectively.

•
Beginning in December 2009, our WFOE began providing a number of value added technical services to our internet advertisement customers. The direct cost of sales for the WFOE’s technical services revenue recognized by our WFOE was primarily the PRC business tax expenses, which was approximately 5% of the total technical service revenue recognized by Rise King WFOE. The decrease in the business tax expenses incurred by our WFOE for the nine and three months ended September 30, 2012 was in line with the decrease in the technical services revenue earned by our WFOE for the nine and three months ended September 30, 2012 as compared to the same periods in 2011.

•
TV advertisement time cost is the largest component of the cost of the TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients.  Our TV advertisement time cost was approximately US$19.5 million and US$3.8 million for the nine months ended September 30, 2012 and 2011, respectively, and US$3.2 million and US$1.7 million for the three months ended September 30, 2012 and 2011, respectively. The significant increase in our total TV advertisement time cost was in line with the significant increase of TV advertising revenue for the nine and three months ended September 30, 2012 as compared to that in the same periods of 2011, as discussed above.

•
Cost recognized for brand management and sales channel building business segment mainly consisted of director labor cost for providing these services to our customers and the related business tax and surcharges. The increase in cost of service in this segment was in line with the increase of revenue achieved by this segment for the nine and three months ended September 30, 2012 as compared to that in the same periods of 2011.

Gross Profit

As a result of the foregoing, our gross profit was US$10.3 million and US$4.1 million for the nine and three months ended September 30, 2012, respectively, as compared to US$13.67 million and US$3.0 million for the same period in 2011, respectively. Our overall gross margin decreased to 27% and 40% for the nine and three months ended September 30, 2012, respectively, as compared to 61% and 47% for the same period in 2011, respectively. For the nine months ended September 30, 2012, the decrease is a direct result of the significant increase of the low margin TV advertising revenue, which accounted for approximately 52% of the total revenue we achieved for the nine months ended September 30, 2012, as compared to 21% in the same period of 2011. For the three months ended September 30, 2012, the decrease in our overall gross margin is a result of (1) lower high margin internet advertising revenue achieved, which is 54% of the total revenue for the three months ended September 30, 2012, compared to 58% of the total revenue for the same period of last year; and (2) lower gross margin achieved from TV advertising segments, which contributed to 32% and 30% of the total revenue achieved for the three months ended September 30, 2012 and 2011, respectively, and achieved gross margin of 2% and 15%, respectively, for the three months ended September 30, 2012 and 2011.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2012		2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$38,349	100%	$22,534	100%
Gross Profit	10,284	27%	13,666	61%
Selling expenses	2,042	5%	2,198	10%
General and administrative expenses	4,320	11%	2,726	12%
Research and development expenses	1,112	3%	1,100	5%
Total operating expenses	$7,474	19%	$6,024	27%

	Three Months Ended September 30,
	2012		2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$10,287	100%	$6,418	100%
Gross Profit	4,124	40%	3,000	47%
Selling expenses	640	6%	575	9%
General and administrative expenses	1,260	12%	861	13%
Research and development expenses	356	4%	376	6%
Total operating expenses	$2,256	22%	$1,812	28%

Operating Expenses:   Our total operating expenses increased to US$7.47 million for the nine months ended September 30, 2012 from US$6.02 million for the same period of 2011. For the three months ended September 30, 2012, our total operating expenses increased to US$2.26 million as compared to US$1.81 million for the same period of 2011.

•
Selling expenses: For the nine months ended September 30, 2012, our selling expenses decreased to US$2.04 million from US$2.20 million for the same period of 2011.  For the three months ended September 30, 2012, our selling expenses increased to US$0.64 million as compared to US$0.58 million for the same period in 2011. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses and communication expenses of our sales department.  For the nine months ended September 30, 2012, the change in our selling expenses was primarily due to the following reasons: (1) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.84 million, primarily due to the expansion of our sales department and inclusion of the selling expenses incurred by Sou Yi Lian Mei, the new VIE we acquired in December 2011; (2) increase in website server hosting and broadband leasing expense of approximately US$0.08 million due to the same reason as discussed above; (3) decrease in selling expenses of approximately US$0.11 million due to deconsolidation Zhao Shang Ke Hubei incurred in December 2011; and (4) our brand development advertising expenses for our advertising web portals decreased by approximately US$0.97 million. Due to the current economic downturn and overall cost reduction plan, we decided to slow down the brand-building activities until the recovery of the economy based on the factor that, our key advertising web portal, 28.com, has been already recognized as one of the most visiting Chinese internet portals providing internet advertising and marketing services with sales leads, and other value-added services to SMEs, particularly for small and medium-sized franchisors, in the PRC, by the investment we made in brand building over the last three years. For the three months ended September 30, 2012, the reasons for the change of selling expenses as compared to the same period of last year were similar to those discussed above for the nine months ended September 30, 2012. For the three months ended September 30, 2012, the decrease of our brand development advertising expenses was less than the amount of increased staff salary, bonus, employee related benefit expenses and other general selling expenses, due to inclusion of Sou Yi Liam Mei and other expansions of our sales department, there was slightly increase in our selling expenses for the period as compared with the same period of last year.

•
General and administrative expenses: For the nine months ended September 30, 2012, our general and administrative expenses increased to US$4.32 million as compared to US$2.73 million for the same period in 2011. For the three months ended September 30, 2012, our general and administrative expenses increased to US$1.26 million as compared to US$0.86 million for the same period in 2011. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization expenses, professional service fees, maintenance, utilities and other office expenses. The change in our general and administrative expenses for the nine months ended September 30, 2012 was primarily due to the following reasons: (1) the increase in the amortization expenses related to the intangible assets identified in the acquisition transactions consummated in 2011 of approximately US$0.40 million, which was primarily due to the acquisition of Sou Yi Lian Mei was consummated in late December 2011 and the related amortization expenses was only included for the nine months ended September 30, 2012; (2) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as entertainment expenses, travelling expenses and communication expenses of approximately US$0.71 million, primarily due to expansion of our general and administrative department of new VIEs incorporated in 2011 and inclusion of the general and administrative expenses incurred by Sou Yi Lian Mei, the new VIE we acquired in December 2011;  (3) the increase in allowance for doubtful accounts we provided for the nine months ended September 30, 2012 of approximately US$0.56 million; and (4) the decrease in general and administrative expenses of approximately US$0.07 million due to deconsolidation of Zhao Shang Ke Hubei incurred in December 2011. For the three months ended September 30, 2012, the reasons for the change in general and administrative expenses as compared to the same period of last year were similar to those for the nine months ended September 30, 2012, as discussed above.

•
Research and development expenses: For the nine months ended September 30, 2012 and 2011, research and development expenses was US$1.11 million and US$1.10 million, respectively. For the three months ended September 30, 2012 and 2011, research and development expenses was US$0.36 million and US$0.38 million, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The change in our research and development expenses for the nine months ended September 30, 2012 was primarily due to the following reasons: (1) the amortization expenses of approximately US$0.09 million for the cloud-computing based software technologies, which we acquired in June 2011, thus nine and three months of amortization expenses was included for the nine months ended September 30, 2012 and 2011, respectively; and (2) the decrease in salary and staff benefit expenses in our research and development department of approximately US$0.10 million, due to internal transfer of the research and development staff to the operating department. For the three months ended September 30, 2012, the decrease in our research and development expenses was primarily due to the internal transfer of the research and development staff to the operating department as discussed above.

•
Operating Profit: As a result of the foregoing, our operating profit decreased to US$2.81 million for the nine months ended September 30, 2012 from US$7.64 million for the same period in 2011. This was primarily due to the increasing cost and economic impact of the economic downturn on SMEs. For the three months ended September 30, 2012, our operating profit increased to US$1.87 million as compared to US$1.19 million for the same period in 2011.

•	Interest income: Interest income for the nine months ended September 30, 2012 included an approximately US$0.11 million of interest income resulting from fixed deposit of approximately US$3.48 million.

•	Gain on deconsolidation of subsidiaries: The deconsolidation of Shenzhen Mingshan that occurred on January 6, 2011, was accounted for in accordance with ASC Topic 810 “Consolidation”. We recognized a gain of approximately US$0.23 million upon deconsolidation of Shenzhen Mingshan in our consolidated statements of income and comprehensive income for the nine months ended September 30, 2011, with a corresponding increase to the carrying value of the investment in Shenzhen Mingshan on our consolidated balance sheet. The deconsolidation gain represented the excess of the fair value of our retained equity interest in Shenzhen Mingshan over its carrying value as of the date of deconsolidation.

•
Income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, our income before income tax expenses, equity method investment and noncontrolling interest decreased to US$2.79 million for the nine months ended September 30, 2012 from US$7.89 million for the same period in 2011. For the three months ended September 30, 2012, our income before income tax expenses, equity method investment and noncontrolling interest increased to US$1.72 million from US$1.19 million for the same period in 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the nine months ended September 30, 2011, our adjusted income before income tax expenses, equity method investments and noncontrolling interests was approximately US$7.66 million.

•
Income Tax expenses: Our income tax expense was approximately US$0.20 million and US$0.86 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, income tax expenses included: (1) current income tax expenses of approximately US$0.95 million and US$0.93 million, respectively; and (2) deferred income tax benefit of approximately US$0.75 million and US$ 0.07 million, respectively. For the three months ended September 30, 2012 and 2011, (1) our current income tax expense was approximately US$0.37 million and US$0.13 million, respectively; (2) deferred income tax benefit was approximately US$0.19 million and US$0.02 million, respectively. For the nine and three months ended September 30, 2012, the increase in current income tax expenses was mainly due to the increase in the overall effective income tax rate of the profitable PRC operating VIEs. For the nine months ended September 30, 2012 and 2011, deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in 2011 was approximately US$0.16 million and US$0.07 million, respectively. For the nine months ended September 30, 2012, deferred income tax benefit recognized also include an approximately US$0.58 million deferred income tax benefit in relation to the net operating losses incurred by our PRC operating VIEs for the nine months ended September 30, 2012, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended September 30, 2012 and 2011, deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in 2011 was approximately US$0.06 million and US$0.02 million, respectively. For the three months ended September 30, 2012, deferred income tax benefit recognized also included an approximately US$0.13 million deferred income tax benefit in relation to the net operating losses incurred by our PRC operating VIEs for the three months ended September 30, 2012, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

•
Income before equity method investments and noncontrolling interests: As a result of the foregoing, our income before equity method investments and noncontrolling interests decreased to approximately US$2.59 million for the nine months ended September 30, 2012 from US$7.03 million for the same period of 2011. For the three months ended September 30, 2012, our income before equity method investments and noncontrolling interest increased to US$1.54 million from US$1.09 million for the same period in 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the nine months ended September 30, 2011, our adjusted income before equity method investments and noncontrolling interests was US$6.80 million.

•
Share of losses in equity investment affiliates: We acquired a 49% equity interest in Beijing Yang Guang in December 2010. In August 2011, we transferred our 49% equity interest in Beijing Yang Guang back to its majority shareholder. For the nine months ended September 30, 2011, our pro-rata share of earnings recognized in Beijing Yang Guang was approximately US$0.026 million. For the three months ended September 30, 2011, our pro-rata share of losses recognized in Beijing Yang Guang was approximately US$0.004 million. Shenzhen Mingshan used to be 51% owned by one of our operating VIEs and was consolidated by us from its date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,368,172) to Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan, and our percentage equity interest in Shenzhen Mingshan decreased from 51% to 20.4% accordingly. Shenzhen Mingshan then became an equity investment affiliate of ours.  Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan immediately after the deconsolidation, which was approximately US$0.12 million and US$0.21 million for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, we recognized our pro-rata share of losses in Shenzhen Mingshan of approximately US$0.03 million and US$0.07 million respectively. Zhao Shang Ke Hubei used to be 51% owned by one of our operating VIEs and was consolidated by us from its date of incorporation through December 29, 2011. On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,578,781) to Zhao Shang Ke Hubei in exchange for a 50% equity interest in Zhao Shang Ke Hubei, and our percentage equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5% accordingly. Zhao Shang Ke Hubei then became an equity investment affiliate of ours.  Accordingly, we recognized our pro-rata share of losses in Zhao Shang Ke Hubei immediately after the deconsolidation, which was approximately US$0.27 million and US$0.07 million for the nine and three months ended September 30, 2012, respectively. Given the foregoing, net amount recognized as share of losses in equity investment affiliates was approximately US$0.39 million and US$0.18 million for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, net amount recognized as share of losses in equity investment affiliates was both approximately US$0.10 and US$0.07 million, respectively.

•
Net income: As a result of the foregoing, our net income decreased to approximately US$2.20 million for the nine months ended September 30, 2012 as compared to approximately US$6.85 million for the same period of 2011. For the three months ended September 30, 2012, our net income increased to approximately US$1.44 million as compared to approximately US$1.01 million for the same period of 2011. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the nine months ended September 30, 2011, our adjusted net income was approximately US$6.62 million.

•
Income attributable to noncontrolling interest: Quanzhou Tian Xi Shun He was 51% owned by Beijing CNET Online upon acquisition before it became a wholly-owned subsidiary of Beijing CNET Online in June 2011. Zhao Shang Ke Hubei was 51% owned by Business Opportunity Online Hubei upon incorporation until it was deconsolidated from us in December 2011. Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In December 2011, we, through one of our operating VIEs, acquired a 51% equity interest in Sou Yi Lian Mei and Sou Yi Lian Mei became a majority-owned VIE of ours, before we acquired the remaining 49% equity interest in Sou Yi Lian Mei in September 2012. Accordingly, net income or net loss incurred by these entities during the reporting periods when they were majority-owned subsidiaries of our PRC operating VIEs were allocated between their respective shareholders based on their respective percentage of the ownership in these entities.  For the nine and three months ended September 30, 2012, the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.18 million and US$0.04 million, respectively; net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.62 million and US$0.26 million, respectively. For the nine months ended September 30, 2011, the aggregate net losses allocated to the noncontrolling interest of Quanzhou Tian Xi Shun He and Beijing Chuang Fu Tian Xia was approximately US$0.12 million and net income allocated to the noncontrolling interest of Zhao Shang Ke Hubei was approximately US$0.024 million. For the three months ended September 30, 2011, the aggregate net losses allocated to the noncontrolling interest of Quanzhou Tian Xi Shun He, Beijing Chuang Fu Tian Xia and Zhao Shang Ke Hubei was approximately US$0.10 million. Given the foregoing, net amount recognized as net income attributable to noncontrolling interests for the nine and three months ended September 30, 2012 was approximately US$0.45 million and US$0.22 million, respectively. For the nine and three months ended September 30, 2011, net amount recognized as net losses attributable to noncontrolling interest was approximately US$0.096 million and US$0.10 million, respectively.

•
Net income attributable to ChinaNet Online Holdings, Inc.: Total net income as adjusted by the net income attributable to the noncontrolling interest shareholders as discussed above yields the net income attributable to ChinaNet Online Holdings, Inc. Our net income attributable to ChinaNet Online Holdings, Inc. was approximately US$1.75 million and US$1.22 million for the nine and three months ended September 30, 2012, respectively, as compared to approximately US$6.94 million and US$1.11 million for the same period of 2011, respectively. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the nine months ended September 30, 2011, our adjusted net income attributable to ChinaNet Online Holdings, Inc. was approximately US$6.71 million.

•
Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share outstanding within each of the reporting periods. As all of the outstanding Series A convertible preferred stock of us was automatically converted into our common stock on August 21, 2011, no preferred stock dividend was accrued for the nine and three months ended September 30, 2012. The cash dividends we accrued for the Series A convertible preferred stock was approximately US$0.41 million US$0.09 million for the nine and three months ended September 30, 2011, respectively.

•
Net income attributable to ChinaNet’s common stockholders: Net income attributable to ChinaNet’s common stockholders represents the net income after allocation to noncontrolling interests minus the cash dividend accrued for Series A convertible preferred stock. Our net income attributable to ChinaNet’s common stockholders was approximately US$1.75 million and US$1.22 million for the nine and three months ended September 30, 2012, respectively, as compared to approximately US$6.54 million and US$1.03 million for the same period of 2011, respectively. Excluding the non-cash gain recognized for deconsolidation of Shenzhen Mingshan of approximately US$0.23 million, for the nine months ended September 30, 2011, our adjusted net income attributable to ChinaNet’s common stockholders was approximately US$6.30 million.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2012, we had cash and cash equivalents of approximately US$8.5 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	Amounts in thousands of US dollars

Net cash provided by operating activities	$2,467	$8,443
Net cash used in investing activities	(4,467)	(3,116)
Net cash (used in) provided by financing activities	(226)	3
Effect of exchange rate fluctuation on cash and cash equivalents	44	360
Net (decrease) increase in cash and cash equivalents	$(2,182)	$5,690

Net cash provided by operating activities:

For the nine months ended September 30, 2012, our net cash provided by operating activities of approximate US$2.47 million was primarily attributable to:

(1)
net income excluding an approximately US$0.75 million net deferred income tax benefit, an approximately US$0.56 million of allowance for doubtful debts and a US$1.66 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates of approximately US$3.66 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$0.20 million, which was primarily due to the collection of overdue contact deposit for TV advertising resources purchased;

-
prepayment and deposit to suppliers decreased by approximately US$3.40 million, which was primarily due to the transferring of prepayment to suppliers to cost of sales when the related services had been provided by the suppliers;

-	other current assets decreased by approximately US$0.03 million;

-	advances from customers increased by approximately US$0.11 million;

-	other payable increased by approximately $0.03 million; and

-	taxes payable increased by approximately US$1.21 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$5.71 million;

-	accounts payable and accruals decreased by approximately US$0.31 million; and

-	due to related parties decreased by approximately US$0.16 million, due to returning the nominal shareholders of Shanghai Jing Yang for their original paid-in capital contribution.

For the nine months ended September 30, 2011, our net cash provided by operating activities of approximate US$8.44 million was primarily attributable to:

(1)
net income excluding the US$0.23 million of non-cash gain recognized upon deconsolidation of a subsidiary and the US$1.08 million of non-cash expenses of depreciation, amortization, share-based compensation expenses and our share of losses in equity investment affiliates of approximately US$7.69 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$3.79 million, which primarily due to the collection of temporary loans from third parties;

-	other payables increased by approximately US$0.24 million; and

-	taxes payable increased by approximately US$0.90 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$1.79 million;

-	advance from customers and due to related parties for the advertising services to be provided decreased by approximately US$1.46 million;

-	other current assets increased by approximately US$0.13 million;

-	other current liabilities decreased by approximately US$0.14 million; and

-	we settled the amount due to a director and Control Group for approximately US$0.64 million for the cost and expenses paid by them on behalf of our company in previous years.

Net cash used in investing activities:

For the nine months ended September 30, 2012, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.19 million for purchasing of general office equipments; (2) we made an approximately US$2.45 million project development deposit to a third party project development and management company for the participation in the Xiaogan TMT Zone development and management. The Xiaogan TMT zone is intended to become the headquarters for SMEs, particularly those SMEs engaged in the small and medium sized franchising business. The deposit is refundable subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone. If after evaluation, further involvement in the development is not economical or efficient for us and we decide to exit, the deposit will be refunded within the current calendar year; (3) the cash effect on disposal of Business Opportunity Online Chong Qing, which was approximately US$0.01 million, representing the cash and cash equivalent balance of Business Opportunity Online Chong Qing as of the date of disposal; and (4) we paid the remaining balance of consideration of approximately US$0.55 million for the 51% equity interest acquisition of Sou Yi Lian Mei consummated in December 2011 and paid approximately US$1.27 million for the remaining 49% equity interest acquisition of Sou Yi Lian Mei consummated in September 2012. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$4.47 million for the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.25 million for purchasing of computers, office equipment and settling the outstanding payment for bank kiosks purchased;  (2) we also spent approximately US$1.44 million for the purchasing of software and the related technology from an individual not affiliated with us, with whom we incorporated a new majority-owned operating entity in July 2011; (3) we received approximately US$0.02 million cash from our acquisition of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, representing the total cash and cash equivalent balance of these two companies as of their respective acquisition dates; (4) the cash effect on deconsolidation of Shenzhen Mingshan which was approximately US$0.18 million, representing the cash and cash equivalent balance of Shenzhen Mingshan as of the date of deconsolidation; (5) in August 2011, we also made a capital injection of approximately US$0.17 million in cash to Shenzhen Mingshan for our proportion of the unpaid registered capital, which was required to be fully contributed within two years from the incorporation of Shenzhen Mingshan; (6) we also received approximately US$1.08 million cash consideration from the majority shareholder of Beijing Yang Guang, which resulted from the disposal of our 49% equity interest in Beijing Yang Guang to him in August 2011; and (7) we also spent approximately US$2.18 million for the acquisition of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$3.12 million for the nine months ended September 30, 2011.

Net cash (used in) / provided by financing activities:

For the nine months ended September 30, 2012, our net cash used in financing activities was approximately US$0.23 million, which primarily consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.01 million; (2) one of our VIEs borrowed an approximately US$0.32 million working capital loan from Zhao Shang Ke Hubei, our equity investment affiliate during the three months ended March 31, 2012; and (3) our VIEs repaid all previously borrowed outstanding working capital loan of approximately US$0.54 million to Zhao Shang Ke Hubei during the three months ended June 30, 2012.

For the nine months ended September 30, 2011, our net cash provided by financing activities was approximately US$0.003 million which mainly consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.377 million; and (2) cash contributed by the noncontrolling interest shareholders of Beijing Chuang Fu Tian Xi, Zhao Shang Ke Hubei and Sheng Tian Hubei for approximately US$0.374 million in the aggregate, in connection with the incorporation of these companies.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of September 30, 2012 and December 31, 2011, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$5.3 million and US$4.7 million, respectively.

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

As of September 30, 2012 and December 31, 2011, there were approximately US$36.5 million and US$34.0 million in retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.3 million and US$2.2 million statutory reserve funds as of September 30, 2012 and December 31, 2011, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$5.3 million and US$4.7 million of restricted net assets as of September 30, 2012 and December 31, 2011, respectively, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 19, 2012	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)