Form 10-K
period 2012-12-31
ChinaNet Online Holdings, Inc.
filed 2013-04-15
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to __________

COMMISSION FILE NO. 001-34647

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
Yes ☐   No ☒

The aggregate market value of the 14,324,705 shares of common equity stock held by non-affiliates of the Registrant was approximately $10,027,294 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.70 per share, as reported on the Nasdaq Global Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 12, 2013 was 22,186,540.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

ITEM 1  BUSINESS

We are a holding company that conducts our primary businesses through our PRC subsidiary and PRC operating entities (the “VIEs”). We are one of China’s leading business-to-businesses (“B2B”), fully integrated internet service providers for expanding small and medium enterprises’ (“SMEs”) sales networks in China. Our services were founded on proprietary internet and advertising technologies that include (i) preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, (ii) hosting mini-sites with online messaging and consulting functionalities, (iii) generating effective sales leads, (iv) providing online management tools to help SMEs manage the expansion of their sales networks and (v) providing social networking and information sharing services to SMEs and entrepreneurs through interactive integrated social networking portal. Our goal is to strengthen our position as the leading diversified one-stop internet service provider to SMEs for their sales network expansion in China. In February 2013, we received the awards of "The Most Leading Enterprise of Chinese Entrepreneurial Merchandising and Franchising Marketing Industry" and "The Most Trustworthy E-Commerce Platform in Entrepreneurial Merchandising and Franchising Industry" in China by the China Electronic Commerce Association (CECA). These awards are only awarded to one enterprise in each industry.

ChinaNet primarily operates an one-stop services for our clients on four major service platforms, including social networking service information platform, multi-channel advertising and promotion platform, brand management and sales channel building platform and management tools platform. Our social networking service information platform primarily consists of www. chuangye.com, an information and service portal for entrepreneurs or any individual who plans to start their own business. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals, including www.28.com (“28.com”), www.liansuo.com (“liansuo.com”) and www.sooe.cn (“sooe.cn”), ChinaNet TV as our TV production and advertising unit and the bank kiosk advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile, television, bank kiosks and printed-medias to maximize market exposure and effectiveness for our clients. Our band management and sales channel expansion platform consists of our brand consulting and management service and offline sales channel expansion service, which is to physically help small businesses to recruit dealers, wholesalers, partners or franchisees based on their business needs. Management tools platform consists of a mobile-based sales and administrative management tools specifically designed for small business in China to match their simplicity.

Chuangye.com, operated through Beijing Chuang Fu Tian Xia Network Technology Co., Ltd., our majority-owned VIE, is built to serve the community of entrepreneurs to assist them with developing their business, as well as sharing their resources in a web2.0 and SNS2.0 driven interaction in combination with popular web/mobile tools and portals, such as Weibo, WeChat, Tianya, Baidu and so forth. 28.com, operated through Business Opportunity Online (Beijing) Network Technology Co., Ltd., is our key internet advertising web portal. Through this high traffic internet portal, SMEs advertise their business information, brands, products and services, as well as other related business opportunities through their mini-sites hosted by 28.com. The portal also offers campaign management tools for our clients, including lead generation and management, advanced tracking, search engine marketing, search engine optimization, resource scheduling and content management. In October 2012, 28.com launched a new value-added service, Clever Cloud Optimizer, which is an automated price adjustment service that allows users to optimize their online search advertising campaigns, to manage large and complex online search accounts and campaign more efficiently, and to analyze customer's search history in order to run more targeted sales promotions. Primarily through 28.com, our customers can potentially build sales channels and develop business relationships directly for franchisees, sales agents, distributors and/or resellers. It also functions as a one-stop destination for the general public seeking new business opportunities or other business ventures. Liansuo.com, operated through Beijing Chuang Fu Tian Xia Network Technology Co., Ltd., our majority-owned VIE, is built to serve larger SMEs than those served by 28.com. With additions of other internet related services, Liansuo.com is also intended to serve large international and overseas clients. In October 2012, Liansuo.com introduced a new cloud-based software system, Quick Connect, which allows businesses and existing and potential sales channel partners to communicate with each other directly and simultaneously. Quick Connect also keeps a detailed log of all incoming calls that businesses can port into their customer relations management ("CRM") database to track every sales lead. Upon acquiring Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., we obtained another established online advertising and marketing portal, sooe.cn, which focuses on emerging SMEs. The ChinaNet TV division, operated through Beijing CNET Online Advertising Co., Ltd., has in-house television productions and distribution capabilities. We produce and distribute television shows that are typically 10 or 20 minutes in length and are broadcasted on local television stations. The television shows are comprised of advertisements, similar to infomercials, and also include promotions for several clients. The bank kiosk division, operated through Shanghai Borongdongsi Computer Technology Co., Ltd., provides interactive LCD advertisement displays and targets banking customers. As of December 31, 2012, in cooperation with Henan provincial branch of China Construction Bank and Shanghai Rural Commercial Bank, we placed approximately 610 interactive kiosks in their branches in Henan province and Shanghai. Each kiosk has an LCD advertising display panel, which provides advertising aimed at bank customers. Each kiosk also provides Internet access on a separate screen so that customers can perform basic non-cash banking functions such as transferring money, purchasing annuities and/or insurance, and paying bills. Upon acquiring Quanzhou Zhi Yuan Marketing Planning Technology Co., Ltd., Quanzhou  Tian Xi Shun He Advertisement Co., Ltd. and incorporation of Zhao Shang Ke Network Technology (Hubei) Co., Ltd., we also provide brand consulting and management, and sales channel building services to our SME clients, including brand investigation, brand modulization, brand application, brand promotion, as well as sales channel expansion modeling, implementation and management. We also have invested in the cloud-computing based software technologies, operated through Sheng Tian Network Technology (Hubei) Co., Ltd. This technology is intended to help our SME clients manage their sales channels more effectively in China. The technology has been partially implemented into our existing online advertising and marketing platforms in 2012, and other features of the technology are still under integration and are expected to be incorporated into our another web portal, www.feitengyun.com, in 2013.

We derive our revenue principally by:
  selling of internet advertising space on our website portals;
  selling of value-added technical services to our clients through the internet advertising management systems and platforms developed and managed by us;
  selling of advertising time slots on our television shows and on our installed bank kiosks; and
  providing brand management and sales channel building services to a certain group of clients.
The five largest industries in terms of revenue in which our advertising and marketing clients operate are (1) cosmetics and health care, (2) footwear, apparel and garments, (3) food and beverage, (4) environmental protection equipment and (5) women accessories. Advertising revenue from these industries together accounted for approximately 77% of our revenue in 2012.

For the year ended December 31, 2012, we generated total revenues of US$46.6 million, compared to US$28.7 million in 2011, and net income (after allocation to the noncontrolling interest shareholders) of US$3.0 million, compared to US$3.0 million in 2011. Excluding the non-cash charge of changes in fair value of the contingent consideration receivables of approximately US$0.16 million and US$0.07 million for the year ended December 31, 2012 and 2011, respectively, the non-cash gain recognized for deconsolidation of subsidiaries of approximately US$0.93 million, the related deferred income tax expenses of approximately US$0.21 million, and the non-cash expenses of share-based compensation recognized for the restricted stock and common stock purchase options issued to our management, directors and employees on November 30, 2011 of approximately US$2.6 million for the year ended December 31, 2011, our adjusted Non-GAAP net income (after allocation to the noncontrolling interest shareholders) was US$3.2 million and US$5.0 million for the year ended December 31, 2012 and 2011, respectively.

Our Corporate History, Background, Subsidiaries, Variable Interest Entities (VIEs) and Equity Investment Affiliates

As of December 31, 2012, our Corporate Structure is set forth below:

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
Contractual Arrangements
Business Opportunity Online (Beijing) Network Technology Co., Ltd. (PRC)
Rise King (Shanghai) Advertising Media Co., Ltd. (PRC)
Beijing CNET Online Advertising Co., Ltd. (PRC).
51%
Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (PRC)
100%
Business Opportunity Online (Hubei) Network Technology Co., Ltd. (PRC)
23.18%
ShenZhen City Mingshan Network Technology Co., Ltd. (PRC)
51%
Shanghai Borongdingsi Computer Technology Co., Ltd. (PRC)
100%
Quanzhou Zhi Yuan Marketing Planning Technology Co., Ltd. (PRC)
100%
Quanzhou Tian Xi Sun He Advertisement Co., Ltd. (PRC)
100%
Hubei CNET Advertising Media Co., Ltd. (PRC)
51%
Sheng Tian Network Technology (Hubei) Co., Ltd. (PRC)
100%
Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd. (PRC)
25.5%
Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (PRC)
100%
Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (PRC)
100%
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

 Pursuant to the Share Transfer Agreement, the Option Shares vest and become exercisable in one-third increments upon the China Net BVI Companies attaining consolidated gross revenue performance targets for fiscal 2009, the six month period ended June 30, 2010 and the six month period ended December 31, 2010 of RMB 100 million, RMB 60 million and RMB 60 million, respectively. If China Net BVI Companies achieve the performance targets the exercise price will be $1.00 per share.  If the targets are not met, the exercise price will be $2.00 per share. As of February 14, 2011, 100% of the Option Shares were exercisable.  On March 30, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang.  On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise price of $1.00 per share to Mr. Yang Li.  As a result of this exercise, Mr. Cheng, Mr. Liu and Mr. Zhang became the shareholders of Rise King BVI. As of April 12, 2013, through Rise King BVI, Mr. Cheng, Mr. Liu and Mr. Zhang collectively hold 34% of issued and outstanding shares of our common stock.

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

On August 20, 2012, the remaining Series A-1 warrants to purchase up to 642,000 share of our common stock issued on August 21, 2009 expired. The remaining Series A-2 warrants to purchase up to 1,704,000 shares of our common stock and placement agent warrants to purchase up to 659,456 shares of our common stock will expire on August 20, 2014.

Our VIEs, VIEs’ subsidiaries and equity investment affiliates

As discussed above, we beneficially own two VIEs: Business Opportunities Online and Beijing CNET Online. Beijing CNET Online owns a 51% equity interest in Shanghai Borongdingsi.

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with us, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with us or any of our affiliates, invested RMB15,000,000 (approximately US$2,374,883) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interests in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in Shenzhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$3,958,139) to RMB22,000,000 (approximately US$3,483,162), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, our share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and we continued to retain significant influence over Shenzhen Mingshan. Therefore, as of December 31, 2012, Shenzhen Mingshan was an equity investment affiliate of ours.

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

 On December 8, 2010, Shanghai Jing Yang acquired a 49% equity interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”). In August, 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang.

We, through one of our VIEs, Beijing CNET Online, entered into an equity interest acquisition agreement with the shareholders of Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), (collectively “the acquirees”) on December 18, 2010 and December 22, 2010, to acquire a 100% equity interest in Quanzhou Zhi Yuan and a 51% equity interest in Quanzhou Tian Xi Shun He, respectively. These acquisitions were subsequently consummated on January 4, 2011 and February 23, 2011, respectively. Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He are both independent advertising companies based in Fujian province of the PRC, which provide comprehensive branding and marketing services to over fifty SMEs focused primarily in the sportswear and clothing industry. In June 2011, Beijing CNET Online entered into an additional agreement with the noncontrolling interest holders of Quanzhou Tian Xi Shun He to purchase the remaining 49% equity interest of Quanzhou Tian Xi Shun He. On June 27, 2011, this transaction was approved by, and registered with, the relevant PRC government authorities of Quanzhou City, Fujian Province of PRC. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online.

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

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two independent third party investors, who were not affiliated with us or any of our affiliates, invested RMB10,000,000 (approximately US$1,583,255) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5% and we ceased to have a controlling financial interest in Zhao Shang Ke Hubei but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of December 31, 2012, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

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

On December 15, 2011, Business Opportunity Online Hubei entered into an equity transfer agreement with Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd. (“Sou Yi Lian Mei”) and its shareholders, to acquire a 51% equity interests in Sou Yi Lian Mei. In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei accordingly. Sou Yi Lian Mei is based in Beijing, China, and is primarily engaged in providing online advertising and marketing services and operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”).

As of December 31, 2012, we operated our business primarily in China through our PRC subsidiary and operating entities, or VIEs, as summarized above.

Industry and Market Overview

Overview of the Advertising Market in China

China has the largest advertising market in Asia, excluding Japan. According to ZenithOptimedia in 2012, China’s advertising market was the third-largest in the world by media expenditure, which was estimated to be approximately US$32.30 billion, accounting for 24.4% of the total advertising spending in the Asia-Pacific region. ZenithOptimedia also projected that the advertising market in China will be one of the fastest growing advertising markets in the world, at a compound annual growth rate of 10.8% from 2011 to 2014. By 2014, China is projected to account for 28.0% of the total advertising spending in the Asia-Pacific region. The growth of China’s advertising market is driven by a number of factors, including the rapid and sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in 2012 in terms of gross domestic product, which amounted to US$8.3 trillion.

 According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased from RMB21,810 in 2011 to RMB24,565 in 2012, representing an increase of 12.6%. Adjusted by the price factors, the actual increase was 9.6%.

According to ZenithOptimedia (October, 2012), China became the third largest advertising market in the world, and by 2014, China will contribute approximately US$43.94 billion to global advertising spending, following the United States and Japan, which contributes approximately US$173.95 billion and US$52.96 billion to global advertising spending, respectively. Japan, the largest advertising spender in the Asia-Pacific region, is only expected to grow its advertising spending by 6% between 2011 and 2014, whereas an emerging market, like China, will grow its advertising spending by 36% in the same period. Overall, the Asia-Pacific region, excluding Japan, is estimated to have one of the highest growth rates on a year-over-year basis from 2011 to 2014, with an average growth rate of 8.9%. China is expected to lead the growth in the region.

Overview of the Internet Advertising Industry

ZenithOptimedia projected that the global internet advertising market will grow by 52.5% between 2011 and 2014 and reach US$116.8 billion in 2014. Within China, the internet advertising market was particularly strong and grew to approximately US$11.6 billion in 2012, according to Enfodesk (February 2013). This growth is expected to stem primarily from a higher internet penetration rate of just 42.1% by the end of 2012 (The Ministry of Industry and Information Technology of China, February 2012), the use of search engine, rich media and video and game embedded advertisements. According to “2012 China Internet Economy Report (Brief Edition)” issued by iResearch Consulting Group, the China Internet Advertising is expected to reach RMB102.4 billion Yuan ( approximately US$16.2 billion) in 2013, representing an approximate 36.0% year-over-year growth. The diagram below depicts the Market Scale of China Internet Advertising from 2006 to 2016:

High Demand for the Internet Advertising from the Franchise and Chain Store Business in China

We believe that the Internet advertising market in China also has significant potential for future growth due to high demand from the rapid development of franchise and chain store businesses and SMEs. According to the 2011 China Franchise Annual Development Report by China Chain Store & Franchise Association, by the end of 2010, there were approximately 4,500 franchise enterprises and 400,000 chain stores in China, which covered approximately 70 industries and offered over 5 million direct employment opportunities.

The development of the SME market is still in its early stages in China and since their sales channels and distribution networks are still underdeveloped, they are driven to search for new participants by utilizing Internet advertising and marketing. The SMEs tend to be smaller, less-developed brands primarily focused on restaurants, garments, building materials, home appliances, and entertainment with low start-up costs, ranging between US$1,000 to US$15,000. The Chinese government has promulgated a series of laws and regulations to protect and promote the development of SMEs which appeals to entrepreneurs looking to benefit from the central government’s support of increased domestic demand. SMEs are now responsible for about 60% of China’s industrial output and employment of approximately 80% of the urban Chinese workforce. SMEs are creating new urban jobs, and they are the main destination for new graduates entering the workforce and workers laid-off from state-owned enterprises (SOEs) that re-enter the workforce.

Our Principal Products and Services

Our products and services include:

Internet Advertising

Founded in 2003, 28.com is a leading Internet portal for information about small business opportunities in China. It was one of the earliest entrants in this sector, allowing it to currently hold a market share of over 33% in China. In 2011, we also developed two new advertising web portals, which are liansuo.com and chuangye.com. Liansuo.com is built to serve larger SMEs than 28.com with additions of other internet related services. Liansuo.com is also intended to serve large international clients. Chuangye.com is built to serve the community of entrepreneurs to assist them developing their business, as well as sharing their resources in a web2.0 and SNS2.0 driven interaction in combination with popular web social tools. In 2012, we further developed and upgraded the system and tools of these two websites, including customer user interface, additional integrated mobile function and cloud-based search engine marketing and optimization in preparation for mobile search marketing and mobile search optimization. Upon acquiring Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., we obtained another established online advertising and marketing portal, sooe.cn, which focuses on the smaller sized and emerging SMEs.

Our internet advertising services provide advertisers with tools to build sales channels directly in the form of franchisees, sales agents, distributors, and/or resellers, and have the following features which enable them to be attractive to the advertisers:
  Allowing potential entrepreneurs interested in inexpensive franchise and other business ventures to find in-depth details about these businesses in various industries and business categories, with real-time and online assistance through an instant messenger;
  Providing one-stop integrated internet marketing and advertising services for SMEs by offering customized services such as design, website and mini-site setup, and advertisement placement on various communication channels through intelligent based promotion systems; and
  Bundling with advanced traffic generation techniques, search-engine optimization and marketing and other internet advertising management tools to assist our clients with monitoring, analyzing and managing their advertising on our web portals.
We charge our clients a fixed monthly or annual membership fee for the internet advertising services and the related value-added technical services that we provide. As of December 31, 2012, we have approximately 1,300 clients and our total revenue per month reached approximately US$1.78 million in 2012, as compared to approximately US$1.67 million in 2011. This segment accounted for 46% of our revenue in 2012 and 70% of our revenue in 2011.

Television Advertising

As part of our advertising and marketing services, we produce and distribute television shows that are comprised of advertisements similar to infomercials, but include promotions for several clients during the allotted time. Our clients pay us for advertising spots, production and editorial coverage. The shows produced by our TV unit are distributed during airtime purchased on several provincial satellite television stations including Henan TV, Jiangxi TV, and Neimenggu TV. Our total show time reached approximately 18,510 minutes in 2012, as compared to approximately 6,040 minutes in 2011. This segment accounted for 44% of our revenue in 2012 and 22% of our revenue in 2011. This increase in TV advertising time selling was due to enhanced cooperation with the TV station responsible for launching the entrepreneurial reality show, which is intended to get the general public to visit our websites, Chuanye.com and create additional traffic on our two advertising portals, 28.com and Liansuo.com, and in return to monetize more branded larger size small and medium enterprises to use our services while securing our competitive advantage in the TV business segment against our competitors.

Bank Kiosks

We operate our bank kiosk advertising network, through Shanghai Borongdingsi. We place our kiosk machines, which include a large LCD advertising display, in bank branches to target banking patrons. We market our LCD display network to advertisers in the financial services and insurance industries. As of December 31, 2012, we had a total of 610 flat-panel displays placed in branches of China Construction Bank in Henan province and Shanghai Rural Commercial Bank in Shanghai. The kiosks are useful to the banks because, in addition to the LCD advertising display, they provide bank customers with free Internet access to on-line banking services, thereby potentially making wait times in branches for teller services more enjoyable for the bank customer. For the year ended December 31, 2012, we generated US$0.28 million revenue from this segment as compared to US$0.49 million revenue for the year ended December 31, 2011. The bank kiosk advertising business is still in the early stages and many details still need to be further analyzed and finalized before we allocate more capital into this business unit. It was not a significant contributor to revenue for either the year ended December 31, 2012 and 2011. Management currently believes that this business is unlikely to expand in the near future and that some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

Brand management and sales channel building

Brand management and sales channel building services, primarily include brand “iMAP” management services (investigation, modulizaiton, application and promotion) and sales channel development services. We started this business in 2011 and continue to oversee its development. With the integration of two advertising firms in Quanzhou City, Fujian province, the PRC, we are gradually moving our business reach into the southern part of China, where many SMEs are located. Currently, this business unit has 39 clients and generated approximately US$4.5 million revenue in 2012.

Our Competitive Strengths

Over our eight year operating history, we believe that we have built a strong track record of significant competitive strengths. We believe that these competitive strengths include:

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

•
Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over ten years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting our business and he has successfully grown our business to become a leader in online media marketing and advertising services. He also secured our status as the sole strategic alliance partner of China Construction Bank in Henan province with respect to bank kiosk advertising. George Chu, our Chief Operating Officer, has diversified and international industry experience that will help us to scale to the next level. Zhige Zhang, our Chief Financial Officer has over seven years’ experience in software development and Internet ad technology. In June 2012, we appointed Mr. Zhenghong Yang as our Chief Technology Officer, who will oversee our information technology infrastructure and development roadmap. With in-depth knowledge of software and cloud computing technology, Mr. Yang will help us to deepen our strategic relationships with search engine partners in China and to strengthen our brand in the SME space and accelerate the penetration of our target market in China.

First Mover Advantages

We have over six years of operations as a vertically integrated ad portal and ad agency. We have nine years of experience as an Internet advertising agency. We commenced our Internet advertising services business in 2003 and were among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable national network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge and experience in this nascent segment of the advertising industry and to be able to maintain a strong market share position. We are also the first company that is providing O2O (online-to-offline) sales channel expansion services in China to small business.

Growth Strategy

Our objectives are to strengthen our position as the leading B2B Internet service provider on advertising, marketing, brand and sales channel management solutions for sales channel expansion of SMEs in China and to continue to achieve sustainable and healthy growth on a consistent basis. We intend to achieve these objectives by implementing the following strategies:

Continue expanding the size of our potential client base with advertising solution provided by Liansuo.com and brand and sales channel expansion management and expansion solutions provided by our Brand management and sales channel building segment

We have been expanding our target client group to the non-franchised SMEs in 2012 with focusing on enterprises which have been in the manufacturing and exporting business and turned to domestic market in China. These businesses all experienced sharp decline in sales account of slow economic recovery and lower consumption demand in Europe and United States. We estimate that there are 4 million businesses that fall into the category of non-franchised SMEs, and we aim to assist them in expanding their business nationally in China. We are continuing to expanding the size of our potential client base with advertising solution provided by Liansuo.com and brand and sales channel expansion management and expansion solutions by brand IMAP (investigation, modulizaiton, application and promotion) management service and the offline sales channel expansion service, provided by our operating VIEs in Quanzhou and Zhao Shang Ke Hubei, our equity investment affiliate. Since 2011, we have increased our engaged client base from 2000 enterprises in 2010 to more than 10,000 enterprises in 2012.

Monetizing the existing customer base through the addition of cloud-computing based mobile services and management tools

We intend to launch integrated cloud-computing based management tools and/or solutions to our existing clients in 2013.  These tools include, among other things, elite point of sales (POS), inventory supply chain management, office automation (OA) and customer relationship management (CRM).  This service is intended to increase our recurring revenues and enhance the loyalty and service satisfaction of our clients. We will continue to cross-sale the services that were launched in 2012, including clever cloud optimizer and quick connect.  Throughout the next few years, we intend to increase the depth of this type of service through partnerships and/or through mergers and acquisitions.

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

Building up a competitive barrier by means of technology and strategic partnerships with key internet and mobile players in China or globally

Technology and strategic partnerships will allow us to solidify our industry’s leading position and broaden our client base by higher customer satisfaction and growing market awareness of our services.  It will also enhance our ability to target discrete consumer groups. These technologies include technology area of mobile advertising with location based functionality, advertising tracking and conversion, database mining and management. Strategic partnerships include partnerships with key mobile search engine in China, key social media as well as other internet directing portals.

Sales and Marketing

For the year ended December 31, 2012, we derived 46% our revenues from our Internet advertising and provision of the related technical services and 44% from our TV advertising, compared to 70% and 22%, respectively, for the year ended December 31, 2011.

The following table sets forth a breakdown of our revenue from Internet advertising and the related technical services, by industry, for the year ended December 31, 2012:

Industry	Percentage of total revenue
Food and beverage	20%
Women Accessories	7%
Footwear, apparel and garments	14%
Home Goods and Construction Materials	13%
Environmental Protection Equipment	12%
Cosmetic and Health Care	15%
Education Network	12%
Others	7%
Total	100%

For the year ended December 31, 2012, our TV advertising revenues were primarily achieved from cosmetics and health care, women accessories and food and beverage industries.

We employ experienced advertising sales people. We provide in-house education and training to our sales people to ensure that they provide our current and prospective clients with comprehensive information about our services, the benefits of using our advertising and marketing services and relevant information regarding the advertising industry.  We also market our advertising services from time to time by placing advertisements on television and other well-known portals of China, participating in domestic and international franchise exhibitions in China and other countries and acting as a sponsor to third-party programming, as well as to our own shows.

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

Suppliers

Our suppliers are major search engines, other internet gateways and regional television stations. Among these suppliers, for the year ended December 31, 2012, Baidu counted for approximately 52% of our internet resource cost.  For television, we have three regional television stations which supply us with television airtime.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce costs and the time to deploy, configure, maintain, support and manage computer servers and systems. Whether to further deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through 28.com, Liansuo.com and Sooe.cn to enhance ease of use by both operators and customers. We focus on enhancing related software systems enabling us to track and monitor advertiser demands. With the introduction of cloud-computing based technology, we will continue to integrate this technology into our online management tools services through self-development and also by entering into alliances, partnerships, and/or mergers and acquisitions. In 2013, we intend to move our research and development efforts to mobile-based application system and tools more aggressively.

Intellectual Property

As of December 31, 2012, we had twenty-six software copyright certificates issued by the State Copyright Office of the PRC (“SCO”) as set forth below:

Name of Software	Registration Number
互联网用户监测及网民综合分析评价系统V1.0 Software V1.0 of Internet users Monitor and General Analysis and Assess System	2008SRBJ4071

Name of Software	Registration Number
互联网信息内容综合管理平台技术软件V1.0 Software V1.0 of General Management Platform on Internet Information Content	2008SRBJ4097
互联网广告效果监测数据分析系统软件V1.0 Software V1.0 of Internet Advertising Effect Monitor and Data Analysis System	2008SRBJ4083
基于互联网广告效果投放综合监测及管理平台软件 V1.0 Software V1.0 of General Monitoring and Management Platform on Internet Advertising Effect	2008SRBJ4073
基于效果的搜索引擎服务平台软件 V1.0 Software V1.0 of Effect-based Search Engine Service Platform	2008SRBJ4084
基于互联网广告留言综合分析及管理平台软件 V1.0 Software V1.0 of General Analysis and Management Platform on Internet Based Advertising Message	2008SRBJ4085
基于互联网广告留言综合分析及管理平台软件 V2.0 Software V2.0 of General Analysis and Management Platform on Internet Based Advertising Message	2010SR038775
基于广告管理和OA系统的综合运营技术平台软件V1.0 Software V1.0 of General Operation Technology Platform on Advertisement Management and OA System	2010SR039308
互联网用户监测及网民综合分析评价系统V3.0 Software V3.0 of Internet User Monitor and General Analysis System	2010SR039309
互联网信息内容综合管理平台软件 V2.0 Software V2.0 of General Management Platform on Internet information contents	2010SR039310
基于互联网广告效果投放综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Internet Advertising Effect	2010SR039311
基于留言效果的搜索引擎服务平台软件V2.0 Software V2.0 of Effect-based Search Engine Service Platform	2010SR039020
基于电视媒体广告效果投放效果综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Television Advertisement Effect	2010SR039548
基于用户中心的短信、邮件群发的管理平台软件V1.0 Software V1.0 of General Management Platform on Group Mailing and Group SMS	2010SR039551

Name of Software	Registration Number
基于日志分析的访问热区和浏览轨迹分析系统V1.0 Software V1.0 of Analysis System on Log-Based Visit Hotspot and Browsing Trail	2010SR039554
基于用户桌面客户端的广告效果管理平台软件V1.0 Software V1.0 of Management Platform on Client/Service-Based Advertisement Effect	2010SR039556
SOOE 互联网效果营销工具平台软件 V1.0 Software V1.0 of SOOE Internet Effect Marketing Tools Platform	2010SR017044
SOOE流量统计及网民行为分析软V1.0 Software V1.0 of SOOE Internet Traffic Statistic and Internet User Behavior Analysis System	2010SR017040
SOOE搜索引擎效果分析软件V1.0 Software V1.0 of SOOE Search Engine Effect Analysis System	2010SR017097
搜易基于互联网效果营销综合服务平台软件V1.0 Software V1.0 of Sou Yi General Service Platform on Internet Effect Marketing	2010SR017042
BMtoBM业务综合服务平台软件V1.0 Software V1.0 of General Service Platform on BMtoBM Business	2010SRBJ2389
连锁加盟店面管理软件V1.0 Software V1.0 of Franchise Chain Store Management System	2010SRBJ2386
连锁加盟企业综合管理平台软件V1.0 Software V1.0 of General Management Platform on Franchise Chain Enterprise	2010SRBJ2388
中小企业渠道管理软件V1.0 Software V1.0 of Small to Medium Enterprise Sales Channel Management System	2010SRBJ2365
广告效果监测数据分析软件V1.0 Software V1.0 of Advertising Effect Monitor Data Analysis System	2010SRBJ7041
网络营销效果综合分析及投放管理平台软件V1.0 Software V1.0 of Management Platform on Internet Marketing Effect and Placement	2010SRBJ7043

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

Competition

We compete with other internet advertising companies in China, including companies that operate Internet advertising portals, such as u88.cn, 3158.com and 78.cn. We compete for clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboards, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, magazines and radio.

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

Foreign Exchange Registration of Offshore Investment by PRC Residents

Pursuant to SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, or Circular No. 75.

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

Employees

As of December 31, 2012, we had 462 full-time employees, 116 of whom are in sales and marketing, 145 of whom are in operations and support, 94 of whom are in management and administration and 107 of whom are in technology support and R&D.

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

Risks Related to Our Business

The decline of global and China’s economy has had, and may continue to have, a negative effect on our business, and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The China economy is in a slow recovery from the sharp decline incurred in mid 2011 with increasing housing price and inflation, which impact the overall consumer spending power. With the lower consumption will, small businesses or so-called small and medium enterprises have lower intention to spend more on their advertising and have intention to slow down their expansion. The global and China’s economy has recovered slower than the anticipation, which has caused, among other things, for example, tightening in the credit markets, lower levels of liquidity, higher default and bankruptcy rates in small businesses, lower consumer and business spending, and lower consumer net worth, in China and other parts of the world. These global economic uncertainties and the slow recovery of China’s economy have had, and may continue to have, a negative effect on the market price of our business, the volatility of which has increased as a result of the disruptions in the financial markets. It may also impair our ability to borrow funds or enter into other financial arrangements if and when additional founds become necessary for our operations. We believe many of our advertisers have also been affected by the current economic slowdowns in China. Current or potential advertisers may no longer be in business, may be unable to continue to purchase advertising or determine to reduce purchases. All of which would lead to reduced demand for our advertising services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed costs associated with our operations. Therefore, the global uncertainties and the downward trend of China’s economy from 2011 could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

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

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

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

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

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

Our reporting currency is the U.S. dollar and our operations in China use the local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi continually appreciated approximately 2.6% against the U.S. dollar in 2005, 3.2% in 2006, 6.4% in 2007, 6.3% in 2008, 0.2% in 2009, 3.3% in 2010, 3.7% in 2011 and 0.8% in 2012. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

Our executive officers, directors, and principal stockholders hold approximately 36% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 12, 2013, the closing trade price of our Common Stock was $0.75 per share. As of April 12, 2013, we had approximately 635 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two years our Common Stock has had a trading range with a low price of $0.37 per share and a high price of $4.65 per share.

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

We currently have warrants outstanding to purchase up to 2,363,456 shares of our Common Stock, which will expire on August 20, 2014. The exercise price of these warrants ranges from $2.50 to $3.75 per share, subject to adjustment in certain circumstances. We also have common stock options outstanding to purchase up to 54,000 shares of our Common Stock, issued to our independent directors, which will expire on November 30, 2014. The exercise price of these options is $5.00 per share. On November 30, 2011, we also issued common stock options to purchase up to 885,440 shares of our Common Stock in the aggregate to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options is $1.20 per share and these options will expire on November 30, 2021. Exercise of these warrants and options may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these warrants and options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these warrants and options remain outstanding may be adversely affected by the existence of these warrants and options as well.

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

On May 30, 2012, we received a letter from the Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets the requirement set forth in Nasdaq Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), we were provided with a period of 180 calendar days, or until November 26, 2012, to regain compliance with the Minimum Bid Price Rule. We would regain compliance with the Minimum Bid Price Rule if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to November 26, 2012.

On November 30, 2012, we received a letter from the NASDAQ Stock Market LLC (the “NASDAQ”) notifying that we have regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1), as our common stock had achieved a closing bid price of $1.00 or more for 10 consecutive business days from November 15, 2012 to November 29, 2012.

Although, we has regained compliance with NASDAQ Listing Rule 5450(a)(1), we cannot assure you our securities will meet the continued listing requirements be listed on the NASDAQ in the future. If the NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2  PROPERTIES

The following table summarizes the location of real property we lease.  We do not own any real property.
Item	Address	Leased/Owned
1	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1st Floor	Leased
2	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2nd Floor	Leased
3	No. 3 Min, Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, Basement	Leased
4	No. 15 Changzheng Road, Xiaogan City, Hubei Province, PRC, 2nd Floor	Leased
5	No. 15 Changzheng Road, Xiaogan City, Hubei Province, PRC, 3rd Floor	Leased
6	Quanzhou Hangdao Plaza, Baozhou Road, Fengze District, Quanzhou City, Fujian Province, PRC, 4th Floor, Room 401-402	Leased
7	Building 2, San Jiang Plaza, Puxi Road, Road, Fengze District, Quanzhou City, Fujian Province, PRC, Room 101	Leased
8	7A-02, Building 2, No.2 Shangdi Xinxi Road, Haidian District, Beijing, PRC	Leased
9	Roon 601, Hui Gu Shi Kong, East Lake Development Zone, Wuhan City, Hubei Province, PRC	Leased

The properties listed in Items 1, 2 and 3 above are our principal executive offices and are used by all of our business segments. The properties listed in Items 4, 5 and 9 above are the offices for our operating VIEs in Hubei province, and are primarily used by our internet advertising and TV advertising business segments. The properties listed in Items 6 and 7 above are the offices for our operating VIEs in Quanzhou, Fujian province, and are primarily used by our brand management and sales channel building business segment. The property listed in Item 8 is used by one of our operating VIEs in Beijing, and is primarily used by our internet advertising business segment.

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

PART II.

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Stock Exchange under the symbol “CNET” since September 14, 2010. Prior to that time, from March 4, 2010 through September 13, 2010, our common stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that, our common stock was quoted on the OTC Bulletin Board (“OTCBB “) under the trading symbol “EMZG”, until August 14, 2009, when our ticker symbol was change to “CHNT”. The last reported price for our common stock on the Nasdaq Global Market on April 12, 2013 was $0.75 per share.

The following table shows the high and low closing sale prices for our common stock reported by the Nasdaq Global Stock Exchange for the two years ended December 31, 2012 and subsequent periods.

Year	Period	High	Low
2011	First Quarter	$4.65	$3.25

	Second Quarter	$3.80	$1.34

	Third Quarter	$2.60	$1.11

	Fourth Quarter	$1.32	$1.04

2012	First Quarter	$1.17	$0.97

	Second Quarter	$1.06	$0.63

	Third Quarter	$0.69	$0.37

	Fourth Quarter	$1.22	$0.44

2013	First Quarter	$1.02	$0.71

	Second Quarter (through April 12, 2013)	$0.80	$0.73

Holders

As of April 12, 2013, there were approximately 635 record holders of our common stock.

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

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,374,883) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in Shenzhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$3,958,139) to RMB22,000,000 (approximately US$3,483,162), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, our share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and we continued to retain significant influence over Shenzhen Mingshan. Therefore, as of December 31, 2012, Shenzhen Mingshan was an equity investment affiliate of ours.

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

 On December 8, 2010, Shanghai Jing Yang acquired a 49% equity interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”). In August 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang.

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

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,583,255) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5% and we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of December 31, 2012, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

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

On December 20, 2011, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”).  In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei accordingly. Sou Yi Lian Mei is primary engaged in providing online advertising and marketing services and operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”).

Through our PRC operating subsidiary and VIEs, we primarily operate an one-stop services for our clients on four major service platforms, including social networking service information platform, multi-channel advertising and promotion platform, brand management and sales channel building platform and management tools platform. Our social networking service information platform primarily consists of www. chuangye.com, an information and service portal for entrepreneurs or any individual who plans to start their own business. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals, including www.28.com (“28.com”), www.liansuo.com (“liansuo.com”) and www.sooe.cn (“sooe.cn”), ChinaNet TV as our TV production and advertising unit and the bank kiosk advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile, television, bank kiosks and printed-medias to maximize market exposure and effectiveness for our clients. Our band management and sales channel expansion platform consists of our brand consulting and management service and offline sales channel expansion service, which is to physically help small businesses to recruit dealers, wholesalers, partners or franchisees based on their business needs. Management tools platform consists of a mobile-based sales and administrative management tools specifically designed for small business in China to match their simplicity.

Basis of presentation, critical accounting policies and management estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of our Company, and all of our subsidiaries and VIEs.  We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2012	2011
Balance sheet items, except for equity accounts	6.3161	6.3647

	Year ended December 31,
	2012	2011
Items in the statements of income and comprehensive income, and statements cash flows	6.3198	6.4735

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

Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level at least on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired.  The test consists of two steps. First, identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805, “Business Combinations.”

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

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the years ended December 31, 2012 and 2011, we did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions.

i). We were incorporated in the State of Nevada.  Under the current laws of Nevada we are not subject to state corporate income tax.  We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the years ended December 31, 2012 and 2011, or any prior periods. We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the years ended December 31, 2012 and 2011, or any prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the years ended December 31, 2012 and 2011, the applicable income tax rate for Rise King WFOE was both 12.5%. After fiscal year 2013, the applicable income tax rate of Rise King WFOE will be 25% under the current EIT law of PRC.

•
Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the New EIT law effective September 4, 2009, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15%. Business Opportunity Online’s High and New Technology Enterprise certificate would expire on September 4, 2012. On July 9, 2012, Business Opportunity Online passed the administrative review conducted by the related PRC governmental authorities for obtaining the renewed certificate, which enabled it to continue to enjoy the 15% preferential income tax rate as a High and New Technology Enterprise. Therefore, for the years ended December 31, 2012 and 2011, the applicable income tax rate of Business Opportunity Online was both 15%.

•
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. It was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%. Therefore, for the year ended December 31, 2011, Business Opportunity Online Hubei calculated its income tax expenses based on 2.5% of the total revenue recognized for the reporting period. Starting from January 1, 2012, the local tax authorities cancelled the deemed income tax method for computation of income tax expenses for the entity. As such, the applicable income tax rate for the entity increased to 25%. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption for fiscal years 2012 and 2013, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. Therefore, for the year ended December 31, 2012, the applicable income tax rate of Business Opportunity Online Hubei is nil%.

•
Hubei CNET was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. It was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, for the year ended December 31, 2011, Hubei CNET calculated its income tax expenses based on 2.5% of the total revenue recognized for the reporting period. Starting from January 1, 2012, the local tax authorities cancelled the deemed income tax method for computation of income tax expenses for the entity and the applicable income tax rate for the entity increased to 25%. Therefore, for the year ended December 31, 2012, the applicable income tax rate for Hubei CNET is 25%.

•	The applicable income tax rate for the rest of our PRC operating entities was 25% for the years ended December 31, 2012 and 2011.

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

For the years ended December 31, 2012 and 2011, all of the preferential income tax treatments enjoyed by our PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where our respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online, Business Opportunity Online Hubei, Hubei CNET and were most affected by these preferential income tax treatments within the structure of us. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2.	Turnover taxes and the relevant surcharges

For fiscal 2011, revenue from advertisement services is subject to 5.5% business tax (including surcharges) and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue from internet technical services is subjected to 5.5% business tax (including surcharges).

Beginning on January 1, 2012, PRC tax authorities increased the local business tax rate by 0.1%-0.2%. Therefore, from January 1, 2012 through August 31, 2012 (for our PRC operating entities incorporated in Beijing) or October 31, 2012 (for our PRC operating entities incorporated in Fujian province) or November 30, 2012 (for our PRC operating entities incorporated in Hubei province), revenue from advertisement services was subject to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction our PRC operating subsidiary and VIE operate in, and 3% cultural industry development surcharge of the net service income after deducting amount pay to ending media promulgators. Revenue from internet technical services is subjected to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction our operating subsidiary and VIE operate in.

On July 31, 2012, the Ministry of Finance (the “MOF”) and the State Administration of Taxation (the “SAT”) of the PRC jointly promulgated a “Circular on Launching the Pilot Collection of Value Added Tax in lieu of Business Tax in Transportation and Certain Areas of Modern Services Industries in Eight Provinces and Municipalities Including Beijing” (“Circular Cai Shui [2012] No. 71”), pursuant to which a business tax to value added tax (the “VAT”) transformation pilot program was launched. The implementation date for Beijing is September 1, 2012, for Fujian province, November 1, 2012, and for Hubei province, December 1, 2012. Other circulars such as “Circular on Carrying out the Pilot Collection of Value Added Tax in Lieu of Business Tax to be imposed on Transportation Industry and Part of Modern Services Industry in Shanghai” (“Circular Cai Shui [2011] No. 111”) jointly promulgated by the MOF and the SAT on November 16, 2011 which contains detailed implementation measures for such VAT pilot program apply to the locations including Beijing, Fujian province and Hubei province. In accordance with the Circular Cai Shui [2011] No. 111, the VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, beginning on September 1, 2012, for our PRC operating subsidiary and VIEs incorporated in Beijing, November 1, 2012, for our PRC operating VIEs incorporated in Fujian province, December 1, 2012, for our PRC operating VIEs incorporated in Hubei province, service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction our PRC operating subsidiary and VIE operate in.

Business tax is a price including tax in the PRC turnover tax system, which is calculated based on the revenue inclusive of turnover tax. Therefore, revenues achieved by the Company which are subject to business tax are presented on a gross basis inclusive of business tax, and on the other hand, business tax was included in cost of revenues upon recognition of services revenues. Contrastively, VAT is a price excluding tax in the PRC turnover tax system, which is calculated based on the revenue exclusive of turnover tax. Therefore, revenues achieved by the Company which are subject to VAT is presented on a net basis exclusive of VAT.

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence our tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about our tax filings which may lead to additional tax liabilities.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial position and results of operations upon adoption.

A.           RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Year ended December 31,
	2012	2011
	US$	US$
Sales
From unrelated parties	$46,403	$28,105
From related parties	197	626
	46,600	28,731
Cost of sales	31,558	12,027
Gross margin	15,042	16,704

Operating expenses
Selling expenses	2,683	3,506
General and administrative expenses	6,030	7,904
Research and development expenses	1,819	2,132
	10,532	13,542

Income from operations	4,510	3,162

Other income (expenses)
Changes in fair value of contingent consideration receivables	(160)	(70)
Interest income	186	13
Gain on deconsolidation of subsidiaries	-	925
Other (expenses) income	(150)	5
	(124)	873

Income before income tax expense, equity method investments and noncontrolling interests	4,386	4,035
Income tax expense	529	1,035
Income before equity method investments and noncontrolling interests	3,857	3,000
Share of losses in equity investment affiliates	(449)	(219)
Net income	3,408	2,781
Net (income) loss attributable to noncontrolling interests	(412)	214
Net income attributable to ChinaNet Online Holdings, Inc.	2,996	2,995
Dividend of Series A convertible preferred stock	-	(407)
Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$2,996	$2,588

Earnings per share
Earnings per common share
Basic	$0.14	$0.14
Diluted	$0.14	$0.14

Weighted average number of common shares outstanding:
Basic	22,185,556	18,545,609
Diluted	22,185,556	18,759,240

NON-GAAP MEASURES

To supplement the audited consolidated statement of income and comprehensive income presented in accordance with GAAP, we are also providing non-GAAP measures of income from operations, income before income tax expenses, net income, net income attributable to us, net income attributable to our common stockholders and basic and diluted earnings per share for the year ended December 31, 2012 and 2011, which are adjusted from results based on GAAP to exclude the non-cash gain and expenses recorded, which related to changes in fair value of contingent consideration receivables related to the “make-good” provisions upon acquisition of VIEs for the year ended December 31, 2012; the gain on deconsolidation of subsidiaries, the related deferred income tax expenses, changes in fair value of contingent consideration receivables related to the “make-good” provisions upon acquisition of VIEs, and non-cash share-based compensation expenses recognized for the restricted stock and common stock purchase options issued to our management, directors and employees for the year ended December 31, 2011.

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

The following table presents reconciliations of our non-GAAP financial measures to the audited consolidated statements of income and comprehensive income for the years ended December 31, 2012 and 2011 (all amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Year Ended December 31,
	2012		2011
	GAAP	NON GAAP	GAAP	NONGAAP
	US$	US$	US$	US$

Gross Profit	$15,042	$15,042	$16,704	$16,704

Operating expenses
Selling expenses	2,683	2,683	3,506	2,827
General and administrative expenses	6,030	6,030	7,904	6,647
Research and development expenses	1,819	1,819	2,132	1,461
	10,532	10,532	13,542
				10,935

Income from operations	4,510	4,510	$3,162
Adjusted income from operations				$5,769

Other income (expenses):
Changes in fair value of contingent consideration receivables	(160)	-	(70)	-
Interest income	186	186	13	13
Gain on deconsolidation of subsidiaries	-	-	925	-
Other (expenses) income	(150)	(150)	5	5
	(124)		873
		36		18
Income before income tax expense, equity method investments and noncontrolling interests	4,386		4,035
Adjusted income before income tax expense, equity method investments and noncontrolling interests		4,546		5,787
Income tax expense	529	529	1,035	827
Income before equity method investments and noncontrolling interests	3,857		3,000
Adjusted income before equity method investments and noncontrolling interests		4,017		4,960
Share of losses in equity investment affiliates	(449)	(449)	(219)	(219)
Net income	3,408		2,781
Adjusted net income		3,568		4,741
Net (income) loss attributable to noncontrolling interest	(412)	(412)	214	214
Net income attributable to ChinaNet Online Holdings, Inc.	2,996		2,995
Adjusted net income attributable to ChinaNet Online Holdings, Inc.		3,156		4,955
Dividend for series A convertible preferred stock	-	-	(407)	(407)
Net income attributable to common shareholders of ChinaNet Online	$2,996		$2,588
Adjusted net income attributable to common shareholders of ChinaNet Online		$3,156		$4,548

Earnings per common share-Basic	$0.14		$0.14
Adjusted earnings per common share-Basic		$0.14		$0.25

Earnings per common share-Diluted	$0.14		$0.14
Adjusted earnings per common share-Diluted		$0.14		$0.24

Weighted average number of common shares outstanding:
Basic	22,185,556	22,185,556	18,545,609	18,545,609
Diluted	22,185,556	22,185,556	18,759,240 (1)	20,384,766 (2)

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

REVENUE

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2012		2011
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$21,121	45.3%	$15,359	53.4%
Technical services	245	0.5%	4,622	16.1%
TV advertisement	20,454	43.9%	6,434	22.4%
Bank kiosks	282	0.6%	487	1.7%
Brand management and sales channel building	4,498	9.7%	1,829	6.4%
Total	$46,600	100%	$28,731	100%

Total Revenues: Our total revenues increased to US$46.6 million for the year ended December 31, 2012 from US$28.7 million for the year ended December 31, 2011, representing a 62% increase.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. We also derive revenue from the sale of advertising time purchased from different TV programs. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the year ended December 31, 2012 and 2011, our service revenue from related parties in the aggregate was less than 2.5% of the total revenue we achieved for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net income generated from each of our VIEs and subsidiaries for the year ended December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter-company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		156		89		40		285
Business Opportunity Online and subsidiaries		37,961		108		-		38,069
Beijing CNET Online and subsidiaries		8,286		-		228		8,514
Shanghai Jing Yang		-		-		-		-
Inter-co., elimination		-		-		(268)		(268)
Total revenue		46,403		197		-		46,600

For the year ended December 31, 2012:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		9		276
Business Opportunity Online and subsidiaries		26,643		11,426
Beijing CNET Online and subsidiaries		5,134		3,380
Shanghai Jing Yang		-		-
Inter-co., elimination		(228)		(40)
Total		31,558		15,042

For the year ended December 31, 2012:

Name of subsidiary or VIE	Net Income
	$	(’000)

Rise King WFOE		(1,520)
Business Opportunity Online and subsidiaries		4,503
Beijing CNET Online and subsidiaries		1,418
Shanghai Jing Yang		(11)
ChinaNet Online Holdings, Inc.		(982)
Total net income before allocation to the noncontrolling interest		3,408

For the year ended December 31, 2011:
Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Revenue from inter-company		Total
	$	(’000)	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		4,451		171		-		4,622
Business Opportunity Online and subsidiaries		20,191		455		-		20,646
Beijing CNET Online and subsidiaries		3,460		-		14		3,474
Shanghai Jing Yang		3		-		-		3
Inter-co., elimination		-		-		(14)		(14)
Total revenue		28,105		626		-		28,731

For the year ended December 31, 2011:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		254		4,368
Business Opportunity Online and subsidiaries		9,980		10,666
Beijing CNET Online and subsidiaries		1,807		1,667
Shanghai Jing Yang		-		3
Inter-co., elimination		(14)		-
Total		12,027		16,704

For the year ended December 31, 2011:

Name of subsidiary or VIE	Net Income
	$	(’000)

Rise King WFOE		594
Business Opportunity Online and subsidiaries		5,935
Beijing CNET Online and subsidiaries		(113)
Shanghai Jing Yang		27
ChinaNet Online Holdings, Inc.		(3,662)
Total net income before allocation to the noncontrolling interest		2,781

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit, when making decisions about allocating resources and assessing performance.

•
Internet advertising revenues for the year ended December 31, 2012 were approximately US$21.1 million as compared to US$15.4 million for the same period in 2011, representing an increase of 37%. The increase in internet advertising revenue for the year ended December 31, 2012 was due to the addition of the internet advertising revenue generated by Sou Yi Lian Mei of approximately US$7.0 million, resulting from the 51% and 49% equity interest acquisition in Sou Yi Lian Mei in December 2011 and September 2012, respectively. The internet advertising revenue generated by the other operating VIEs of approximately US$14.1 million for the year ended December 31, 2012 decreased by approximately 8.4% as compared to US$15.4 million in internet advertising revenue generated in the same period of 2011. This decrease was primarily due to a decrease in the average internet advertising spending per customer caused by the general decline of China’s economy beginning in the second quarter of 2011, continued into fiscal 2012.

•
Revenues generated from technical services offered by Rise King WFOE were US$0.25 million for the year ended December 31, 2012, as compared to US$4.6 million for the same period in 2011. Due to the Chinese government’s monetary policy of increasing interest rates and tightening the money supply, economic difficulties began in the second quarter of 2011, which only recovered slightly in fiscal 2012 with no significant improvement in the overall economy. In response to the overall economic downturn in China, and from the second half of 2011, the majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above and reduced their advertising spending significantly.

•
Our TV advertising revenue increased significantly to US$20.5 million for the year ended December 31, 2012 from US$6.4 million for the same period in 2011. We generated this US$20.5 million of TV advertising revenue for the year ended December 31, 2012 by selling approximately 18,510 minutes of advertising time purchased from different provincial TV stations as compared with approximately 6,040 minutes of advertising time that we sold in the same period of 2011. This increase in TV advertising time selling was due to enhanced cooperation with the TV station responsible for launching the entrepreneurial reality show, which is based on the same concept and premise as the hit TV game show “Shark Tank” in the U.S. This show is intended to get the general public to visit our website, Chuanye.com and create additional traffic on our two advertising portals, 28.com and Liansuo.com, and in return to monetize more branded larger size small and medium enterprises to subscribe our services while securing our competitive advantage in the TV business segment against our competitors with more time purchased in 2012 as compared with 2011. The TV show is considered to be an alternative economic resource to obtain internet traffic to our web portals as the costs associated with our internet resources are increasing year over year and TV cost has a relatively lower rate of increase. However, due to the regular Chinese New Year holiday which takes place in the first quarter of each fiscal year and is always considered to the slowest time of the year, and the economic downturn happened from the second half of 2011, which continued to 2012, we had to combine the time slots of the first quarter of the year at cost with other quarter’s available time slots sales in order to counter off the deficiency in sales margin incurred during this time of the year. As a result of such combination, we achieved only 0.2% gross profit rate for this segment in the first quarter of 2012, this situation was improved in the following quarters of 2012 with our gross profit rate of this business segment improved to 1% for the year ended December 31, 2012.

•
For the year ended December 31, 2012, we earned approximately US$0.28 million of revenue from the bank kiosk business segment as compared to approximately US$0.49 million for the same period in 2011. The decrease in advertising revenue from the bank kiosk business was a result of the decline of the general economy in China, which caused a significant reduction in our customers’ overall advertising spending as discussed above. The bank kiosk advertising business is not intended to expand at the moment as management’s main focus is on expanding internet business. Therefore, it was not a significant contributor to revenue for either year ended December 31, 2012 or 2011. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

•
For the year ended December 31, 2012, we achieved approximately US$4.5 million service revenue from our brand management and sales channel building segment as compared to US$1.8 million service revenue generated in the same period of 2011. The increase in the revenue from this business segment was primarily due to the increase in the average brand advertising and marketing spending per customer from larger-sized and ex-exporting customers acquired for the year ended December 31 2012, as a result of our further expansion of our client base for this business segment in 2012.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2012			2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$21,121	9,781	54%	$15,359	6,033	61%
Technical service	245	9	96%	4,622	254	95%
TV advertisement	20,454	20,222	1%	6,434	5,233	19%
Bank kiosk	282	18	94%	487	42	91%
Brand management and sales channel building	4,498	1,528	66%	1,829	465	75%
Total	$46,600	$31,558	32%	$28,731	$12,027	58%

Cost of revenues: Our total cost of revenues increased to US$31.6 million for the year ended December 31, 2012 from US$12.0 million for the same period in 2011. The increase in total cost of revenues for the year ended December 31, 2012 was primarily due to the significant increase in costs associated with our TV advertisement business segment, which was in line with the increase in our TV advertisement revenue for the year ended December 31, 2012, as discussed above. Our cost of revenues related to the offering of our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services and business taxes and surcharges.

•
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for approximately 80%-90% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, for example, Baidu, Sohu and Tecent (QQ). Our purchasing of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites, which result in potential sales leads. For the year ended December 31, 2012 and 2011, our total cost of sales for internet advertising revenue was US$9.8 million and US$6.0 million, respectively. The increase in our cost of sales for internet advertising revenue was primarily due to the increase in the purchase price of these resources and the addition of the internet advertising cost of sales recorded by Sou Yi Lian Mei for the year ended December 31, 2012, which was approximately US$2.5 million. The internet cost of revenue incurred by the other operating VIEs of approximately US$7.3 million for the year ended December 31, 2012, increased by approximately 22%, as compared to US$6.0 million in internet advertising cost of revenue incurred in the same period of 2011. This increase was primarily due to the increase in the purchase price of such resources in 2012 as compared to 2011 and the increased demand of these resources to improve customer satisfaction. Given the foregoing, gross profit rate of internet advertising business segment furnished approximately 54% for the year ended December 31, 2012, as compared to 61% achieved in the same period in 2011.

•
Beginning in December 2009, our WFOE began providing a number of value added technical services to our internet advertisement customers. The direct cost of sales for the WFOE’s technical services revenue recognized by our WFOE was primarily the PRC business tax expenses, which was approximately 5% of the total technical service revenue recognized by Rise King WFOE. The decrease in the business tax expenses incurred by our WFOE in 2012 was in line with the decrease in the technical services revenue earned by our WFOE in 2012 as compared to that in 2011.

•
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients.  Our TV advertisement time cost was approximately US$20.2 million and US$5.2 million for the years ended December 31, 2012 and 2011, respectively. The significant increase in our total TV advertisement time cost was in line with the significant increase of TV advertising revenue for the year ended December 31, 2012 as compared to that in the same periods of 2011, as discussed above.

•
Cost recognized for brand management and sales channel building business segment primarily consisted of director labor cost for providing these services to our customers and the related business tax and business tax surcharges. The increase in cost of service in this segment was in line with the increase of revenue achieved by this segment for the year ended December 31, 2012 as compared to that in the same periods of 2011.

Gross Profit

As a result of the foregoing, our gross profit was US$15.0 million for the year ended December 31, 2012 as compared to US$16.7 million for the same period in 2011. Our overall gross profit rate decreased to 32% for the year ended December 31, 2012, as compared to 58% for the same period in 2011. For the year ended December 31, 2012, the decrease in the overall gross profit rate was a direct result of (1) the significant increase of the low margin TV advertising revenue, which accounted for approximately 44% of the total revenue we achieved for the year ended December 31, 2012, as compared to 22% in the same period of 2011; and (2) lower gross profit rate achieved from the two major segment of our business, internet advertising segment and TV advertising segment, which achieved 54% and 1% gross profit rate for the year ended December 31, 2012, respectively, as compared to 61% and 19% gross profit rate achieved for the year ended December 31, 2011, respectively.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Years ended December 31,
	2012		2011
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$46,600	100%	$28,731	100%
Gross Profit	15,042	32%	16,704	58%
Selling expenses	2,683	6%	3,506	12%
General and administrative expenses	6,030	13%	7,904	28%
Research and development expenses	1,819	4%	2,132	7%
Total operating expenses	10,532	23%	13,542	47%

Operating Expenses:   Our operating expenses decreased to US$10.5 million for the year ended December 31, 2012 from US$13.5 million for the same period of 2011.

•
Selling expenses: For the year ended December 31, 2012, our selling expenses decreased to US$2.68 million from US$3.51 million for the same period of 2011. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department.  For the year ended December 31, 2012, the change in our selling expenses was primarily due to the following reasons: (1) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$1.02 million, primarily due to the expansion of our sales department and inclusion of the selling expenses incurred by Sou Yi Lian Mei, the new VIE we acquired in December 2011; (2) increase in website server hosting and broadband leasing expense of approximately US$0.13 million due to the same reason as discussed above; (3) decrease in selling expenses of approximately US$0.23 million due to deconsolidation Zhao Shang Ke Hubei incurred in December 2011; (4) decreased of share-based compensation expenses of approximately US$0.68 million, which is a non-recurring selling expense in 2011, due to insurance of restricted stock and common stock options to management, directors and employee in November 2011,; and (5) our brand development advertising expenses for our advertising web portals decreased by approximately US$1.07 million. Due to the current economic downturn, increase of TV advertising cost and overall cost reduction plan, we decided to slow down the brand-building activities until the recovery of the economy based on the factor that, our key advertising web portal, 28.com, has been already recognized as one of the most popular Chinese internet portals providing internet advertising and marketing services with sales leads, and other value-added services to SMEs, particularly for small and medium-sized franchisors, in the PRC, by the investment we made in brand building over the last three years. In 2012, we actively participated in both domestic and international franchise exhibitions, which is considered as a more cost-effective way for our continue brand building efforts.

•
General and administrative expenses: General and administrative expenses decreased to US$6.03 million for the year ended December 31, 2012 as compared to US$7.90 million for the same period in 2011. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the year ended December 31, 2012, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in amortization expenses related to the intangible assets identified in the acquisition transactions consummated in 2011 of approximately US$0.51 million, which was primarily due to the acquisition of Sou Yi Lian Mei consummated in late December 2011 and the related amortization expenses was only included for the year ended December 31, 2012; (2) the increase in staff salary, bonus, employee related benefit expenses and other general expenses, such as entertainment expenses, travelling expenses and communication expenses of approximately US$0.51 million, primarily due to inclusion of the general and administrative expenses incurred by Sou Yi Lian Mei, the new VIE we acquired in late December 2011;  (3) the decrease in G&A expenses of approximately US$0.19 million due to deconsolidation Zhao Shang Ke Hubei incurred in December 2011; (4) the decrease in allowance for doubtful accounts we provided for the year ended December 31, 2012 of approximately US$1.44 million; and (5) the decrease in share-based compensation expense in relation to restricted stock and common stock purchase options issued to management, directors and employee in November 2011 of approximately US$1.26 million, which is a non-recurring general and administrative expense in 2011.

•
Research and development expenses: Research and development expenses decreased to US$1.82 million for the year ended December 31, 2012 from US$2.13 million for the same period of 2011. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. For the year ended December 31, 2012, the change in our research and development expenses was primarily due to the following reasons: (1) the decrease in share-based compensation expense in relation to restricted stock and common stock purchase options issued to members of our research and development department in November 2011 of approximately US$0.67 million, which is a non-recurring research and development expense in 2011; (2) the increase in amortization expenses of cloud-computing based software technologies we acquired in July 2011 of approximately US$0.08 million; and (3) the increase of salary, staff benefit expenses and other R&D expenses of approximately US$0.28 million due to expansion of our research and development department in 2012. We expect that our research and development expenses will increase in future periods as we continue to expand, optimize and enhance the technology of our portal websites, upgrade our advertising and internet management software and develop our cloud-computing based management tools. In the next three to five years, we expect our research and development expenses to be within the range of four percent to six percent of our total revenues.

Operating Profit: As a result of the foregoing, our operating profit increased to US$4.5 million for the year ended December 31, 2012 from US$3.2 million for the same period of 2011. Excluding the approximately US$2.6 million of non-recurring share-based compensation expenses related to the restricted stock and common stock purchase options issued to management, directors and employees in November 2011, the adjusted NON-GAAP operating profit for the year ended December 31, 2011 was US$5.8 million.

Changes in Fair Value of Contingent Consideration Receivables: Contingent consideration receivables arose from certain “make good” provisions entered into by and between the Company and the former stockholders of Quanzhou Zhi Yuan, Quanzhou Tian Xi Shun He and Sou Yi Lian Mei, upon acquisition of these  operating VIEs. These “make good” provisions provide that if the acquired VIEs’ audited pretax profit or after tax profit for the year ended December 31, 2012 and 2011 increases by less than a certain amount or percentage as compared to that of the prior year, then the former VIE stockholders will be required to compensate the Company in cash for the difference between target pretax profit or after tax profit and the actual pretax profit or after tax profit, as applicable. We assessed the fair value of these contingent consideration receivables at the respective acquisition date of these acquired VIEs and reassessed these fair values as of each of the reporting periods. The changes in the fair value of these contingent consideration receivables of approximately US$0.16 million and US$0.07 million for the year ended December 31, 2012 and 2011, respectively, was included in our consolidated statement of income and comprehensive income.

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

Income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, our income before income tax expenses, equity method investment and noncontrolling interest increased to US$4.4 million for the year ended December 31, 2012 from US$4.0 million for the same period in 2011. Adjusted Non-GAAP income before income tax expenses, equity method investments and noncontrolling interest, which excludes the previously discussed non-cash gains or expenses recognized for non-recurring transactions for the year ended December 31, 2012 and 2011, was approximately US$4.5 million and US$5.8 million for the year ended December 31, 2012 and 2011, respectively.

Income tax expenses: We recognized an income tax expense of approximately US$0.53 million and US$1.04 million for the year ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 and 2011, income tax expenses included: (1) current income tax expenses of approximately US$1.36 million and US$1.01 million, respectively; and (2) deferred income tax benefit of approximately US$0.83 million for the year ended December 31, 2012 and net deferred income tax expenses of approximately US$ 0.03 million for the year ended December 31, 2011. For the year ended December 31, 2012, the increase in current income tax expenses was primarily due to the increase in the overall effective income tax rate of our profitable PRC operating VIEs. For the year ended December 31, 2012 deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in 2011 was approximately US$0.22 million. For the year ended December 31, 2012, deferred income tax benefit recognized also include an approximately US$0.61 million deferred income tax benefit in relation to the net operating losses incurred by our PRC operating VIEs for the year ended December 31, 2012, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the year ended December 31, 2011, our net deferred income tax expenses included an approximately US$0.21 million deferred income tax expenses in relation to the gain on deconsolidation of subsidiaries recognized for the year ended December 31, 2011, an approximately US$0.09 million deferred income tax benefit in relation to the amortization expenses of the intangible assets identified upon acquisition of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He for the year ended December 31, 2011 and an approximately US$0.09 million deferred income tax benefit in relation to the net operating loss carry forward incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Income before equity method investments and noncontrolling interests: As a result of the foregoing, our income before equity method investment and noncontrolling interest increased to US$3.9 million for the year ended December 31, 2012 from US$3.0 million for the same period of 2011. Adjusted Non-GAAP income before equity method investments and noncontrolling interest, which excludes the previously discussed non-cash gains or expenses recognized for non-recurring transactions for the year ended December 31, 2012 and 2011, was approximately US$4.0 million and US$5.0 million for the year ended December 31, 2012 and 2011, respectively.

Share of losses in equity investment affiliates: We acquired a 49% equity interest in Beijing Yang Guang in December 2010. In August 2011, we transferred our 49% equity interest in Beijing Yang Guang back to its majority shareholder. For the year ended December 31, 2011, our pro-rata share of earnings recognized in Beijing Yang Guang was approximately US$0.03 million. Shenzhen Mingshan used to be 51% owned by one of our operating VIEs and was consolidated by us from its date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,374,883) to Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan, and our percentage of equity interest in Shenzhen Mingshan decreased from 51% to 20.4% accordingly. Shenzhen Mingshan became an equity investment affiliate of ours. In December 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$3,958,139) to RMB22,000,000 (approximately US$3,483,162), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, our share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and we continued to retain significant influence over Shenzhen Mingshan. Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan immediately after the deconsolidation based on our percentage of equity interest in Shenzhen Mingshan for each period, which was approximately US$0.11 million and US$0.25 million for the year ended December 31, 2012 and 2011, respectively. Zhao Shang Ke Hubei used to be 51% owned by one of our operating VIEs and was consolidated by us from its date of incorporation through December 29, 2011. On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,583,255) to Zhao Shang Ke Hubei in exchange for a 50% equity interest in Zhao Shang Ke Hubei, and our percentage of equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5% accordingly. Zhao Shang Ke Hubei then became an equity investment affiliate of ours.  Accordingly, we recognized our pro-rata share of losses in Zhao Shang Ke Hubei immediately after the deconsolidation, which was approximately US$0.34 million for the year ended December 31, 2012. Given the foregoing, net amount recognized as share of losses in equity investment affiliates was approximately US$0.45 million and US$0.22 million for the year ended December 31, 2012 and 2011, respectively.

Net income: As a result of the foregoing, our net income increased to US$3.4 million for the year ended December 31, 2012 from US$2.8 million for the same period of 2011. Excluding the non-cash gain recognized for deconsolidation of subsidiaries of approximately US$0.93 million, the related deferred income tax expenses of approximately US$0.21 million, the non-cash expenses of share-based compensation recognized for the restricted stock and common stock purchase options issued in November 2011 of approximately US$2.6 million and the non-cash charge of the changes in fair value of the contingent consideration receivables of approximately US$0.07 million for the year ended December 31, 2011; and the non-cash charge of the changes in fair value of the contingent consideration receivables of approximately US$0.16 million for the year ended December 31, 2012, we achieved adjusted Non-GAAP net income amounting to US$3.6 million and US$4.7 million for the years ended December 31, 2012 and 2011, respectively.

Income / loss attributable to noncontrolling interest: Shenzhen Mingshan was 51% owned by Business Opportunity Online upon incorporation until it was deconsolidated from us in January 2011. Quanzhou Tian Xi Shun He was 51% owned by Beijing CNET Online upon acquisition before it became a wholly-owned subsidiary of Beijing CNET Online in June 2011. Zhao Shang Ke Hubei was 51% owned by Business Opportunity Online Hubei upon incorporation until it was deconsolidated from us in December 2011. Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. Sou Yi Lian Mei was 51% owned by Business Opportunity Online Hubei before it became a wholly-owned subsidiary of Business Opportunity Online Hubei in September 2012. Accordingly, net income/losses incurred by these entities during the period when they were majority-owned subsidiaries of our PRC VIEs were allocated between their respective shareholders based on their respective percentage of the ownership in these entities for the year ended December 31, 2012 and 2011. For the year ended December 31, 2012, the net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.62 million, the aggregate net losses allocated to the noncontroliing interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.21 million. Given the foregoing, net income attributable to noncontrolling interest in the aggregate was approximately US$0.41 million for the year ended December 31, 2012. For the year ended December 31, 2011, the aggregate net losses allocated to the noncontrolling interest of Quanzhou Tian Xi Shun He, Zhao Shang Ke Hubei, Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were approximately US$0.21 million.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income as adjusted by the net income or loss attributable to the noncontrolling interest shareholders as discussed above yields the net income attributable to ChinaNet Online Holdings, Inc. Our net income attributable to ChinaNet Online Holdings, Inc. was US$3.0 million for both the year ended December 31, 2012 and 2011. Adjusted Non-GAAP net income attributable to ChinaNet Online Holdings, Inc. which excludes the previously discussed non-cash gains or expenses recognized for non-recurring transactions for the year ended December 31, 2012 and 2011 was approximately US$3.2 million and US$5.0 million for the year ended December 31, 2012 and 2011, respectively.

Dividend for Series A convertible preferred stock: Cash dividend to Series A convertible stock holders was calculated at the per annum rate of 10% of the liquidation preference amount of the Series A preferred stock which was US$2.5 per share and the actual number of days each share outstanding within each of the reporting period. As all of the outstanding Series A convertible preferred stock of us was automatically converted into our common stock on August 21, 2011, no preferred stock dividend was accrued for the year ended December 31, 2012. The cash dividends we accrued for the Series A convertible preferred stock were approximately US$0.41 million for the years ended December 31, 2011.

Net income attributable to ChinaNet’s common shareholders: Net income attributable to ChinaNet’s common shareholders represents the net income after allocation to noncontrolling interests minus the cash dividend accrued for Series A convertible preferred stock. Our net income attributable to ChinaNet’s common shareholders increased to US$3.0 million for the year ended December 31, 2012 from US$2.6 million for the same period of 2011. Adjusted Non-GAAP net income attributable to ChinaNet’s common shareholders, which excludes the previously discussed non-cash gains or expenses recognized for non-recurring transactions, was approximately US$3.2 million and US$4.5 million for the years ended December 31, 2012 and 2011, respectively.

B.           LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2012, we had cash and cash equivalents of approximately US$5.5 million and we also have approximately US$3.4 million of term deposit placed in one of the major financial institutes in China which will expire in July 2013.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advance payment to TV advertising slots and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies to enhance the functionality of the management tools provided by our advertising portals and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from operating activities we generated in prior years. Our existing cash is adequate to fund operations for the next 12 months.

The following table provides detailed information about our net cash flow for the periods indicated:

	Year ended December 31,
	2012	2011
	Amounts in thousands of US dollars

Net cash provided by/(used in) operating activities	$5,028	$(603)
Net cash used in investing activities	(9,919)	(6,084)
Net cash (used in)/provided by financing activities	(385)	1,482
Effect of foreign currency exchange rate changes on cash	64	310
Net decrease in cash and cash equivalents	$(5,212)	$(4,895)

Net cash provided by / (used in) operating activities:

For the year ended December 31, 2012, our net cash provided by operating activities of approximately US$5.03 million were primarily attributable to:

(1)
net income excluding approximately US$1.69 million of non-cash expenses of depreciation, amortizations, share-based compensation; approximately US$1.14 million of non-cash charge of bad debts provisions; approximately US$0.45 million of share of losses in equity investment affiliates and approximately US$0.16 million of change in fair value of contingent consideration receivable, and net of approximately US$0.83 million of deferred income tax benefit, of approximately US$6.02 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-
other receivables decreased by approximately US$1.4 million, which was primarily due to the collection of the overdue contract execution guarantee deposits and the partial collection of the loan made for the production of the TV series “Xiao Zhan Feng Yun”;

-
prepayments and deposits to suppliers decreased by approximately US$0.88 million, primarily due to the decrease in prepayments and deposits paid for the TV advertisement time purchased for reselling in 2013;

-	advance from customers and due to related parties for advertising services to be provided increased by approximately US$0.33 million;

-	taxes payable increased by approximately US$1.60 million; and

-	other payables and accrued payroll and other accruals increased by approximately US$0.36 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$5.40 million; and

-	accounts payable decreased by approximately US$0.16 million.

For the year ended December 31, 2011, our net cash used in operating activities of approximately US$0.6 million were primarily attributable to:

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

-
Other receivables decreased by approximately US$5.3 million, which was primarily due to the collection of the third party loans and the partial collection of the loan made for the production of the TV series “Xiao Zhan Feng Yun”;

-	accounts payable, other payables and accrued payroll and other accruals increased by approximately U$S0.7 million; and

-	taxes payable increased by approximately US$0.8 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$2.2 million;

-	prepayments and deposits to suppliers increased by approximately US$11.2 million, primarily due to the prepayments and deposits paid for the TV advertisement time purchased for fiscal 2012;

-	advance from customers and due to related parties for advertising services to be provided decreased by approximately US$1.7 million;

-
due to director and due to Control Group decreased by approximately US$0.7 million, as in year 2011, we settled the balances due to them for the cost and operating expenses paid by them on behalf of our company in previous years; and

-	payments of approximately US$0.2 million for other current assets.

Net cash used in investing activities:

For the year ended December 31, 2012, our net cash used in investing activities included the following transactions: (1) we paid an aggregate of approximately US$5.78 million in connection with the acquisition of equity interest in Sou Yi Lian Mei; (2) we placed approximately US$3.36 million cash as term deposit in one of the major financial institutions in China, which will expire in July 2013 and this amount was recorded as a decrease in cash and cash equivalents, i.e. cash outflow in investing activity for the year ended December 31, 2012; (3) during the year ended December 31, 2012, we made an approximately US$2.45 million project development deposit to a third party project development and management company for the participation in the development and management of the Xiaogan TMT Zone, which had been fully refunded before December 31, 2012 due to our withdrawing from this project after evaluation; (4) we made an approximately US$0.48 million temporary loan to unrelated entities; and (5) we spent approximately US$0.31 million in general office equipment during the year ended December 31, 2012. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$9.92 million for the year ended December 31, 2012.

For the year ended December 31, 2011, our net cash used in investing activities included the following transactions: (1) we paid approximately US$9.7 million in connection with the acquisitions incurred during the year, including the acquisitions of a 100% equity interest of Quanzhou Zhi Yuan and a 51% equity interest of Quanzhou Tian Xi Shun He in January 2011, the acquisition of the remaining 49% equity interest in Quanzhou Tian Xi Shun He in June 2011 and the acquisition of a 51% equity interest in Sou Yi Lian Mei in December 2011; (2) total cash acquired from the above acquisitions recorded as cash inflow from investing activities during the year was approximately US$0.3 million, (3) we paid approximately US$1.7 million to our equity investment affiliates during the year, including an additional US$1.5 million working capital loan to Beijing Yang Guang in the first quarter of 2011 and an approximately US$0.2 million additional cash investment to ShenZhen Mingshan in the third quarter of 2011; (4) from August to December 2011, after we disposed our investment in Beijing Yang Guang, we collected approximately US$8.9  million in the aggregate for (i) the cash consideration of the disposal of the 49% equity interest in Beijing Yang Guang; (ii) our pro-rata share of earnings generated from Beijing Yang Guang during the period when we held the 49% equity interest in it; and (iii) all of the outstanding working capital loans lent to Beijing Yang Guang in 2010 and 2011; (5) cash effect of deconsolidation of Shenzhen Mingshan and Zhao Shang Ke Hubei recorded as cash outflow from investing activities during the year was approximately US$1.7 million, which represented the cash balance of the deconsolidated subsidiaries as of their respective deconsolidation dates; and (6) we also invested approximately US$0.7 million in fixed assets and approximately US$1.4 million in intangible assets, which investments were primarily related to the cloud-computing based software technologies purchased during the year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$6.1 million for the year ended December 31, 2011.

Net cash (used in) / provided by financing activities:

For the year ended December 31, 2012, our net cash used in financing activities was approximately US$0.39 million which primarily consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.01 million; (2) one of our VIEs borrowed an approximately US$0.32 million working capital loan from Zhao Shang Ke Hubei, our equity investment affiliate during the three months ended March 31, 2012; and (3) our VIEs repaid all previously borrowed outstanding working capital loan of approximately US$0.54 million to Zhao Shang Ke Hubei during the three months ended June 30, 2012; (4) we also repaid approximately US$0.16 million to the legal (nominal) shareholders of Shanghai Jing Yang, with whom we entered into the VIE contractual arrangements in December 2010, for the initial paid-in capital they contributed upon incorporation of Shanghai Jing Yang.

For the year ended December 31, 2011, our net cash provided by financing activities was approximately US$1.5 million which primarily consisted of the following transactions: (1) cash dividends paid to our preferred stockholders of approximately US$0.7 million; (2) cash contributed by the noncontrolling interest shareholders of our newly formed VIEs of approximately US$0.4 million in connection with the establishment of these VIEs in 2011; (3) we received approximately US$1.5 million from the two new investors of Zhao Shang Ke Hubei in advance before it was deconsolidated from us, which was recorded as cash inflow from financing activities during the year; and (4) we, through one of our VIEs borrowed approximately US$0.2 million working capital loan from Zhao Shang Ke Hubei, which was also recorded as cash inflow from financing activities during the year.

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

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Rise King WFOE is subject to the above mandated restrictions on distributable profits. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. All of our PRC VIEs are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2012 and 2011, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$5.5 million and US$4.7 million, respectively.

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

As of December 31, 2012 and 2011, there were approximately US$38.1 million and US$34.0 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.4 million and US$2.2 million statutory reserve funds as of December 31, 2012 and 2011, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$5.5 million and US$4.7 million restricted net assets as of December 31, 2012 and 2011, respectively, as discussed above.

C.           Off-Balance Sheet Arrangements

None.

D.           Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of December 31, 2012:

	Office Rental	Server hosting and board-band Leasing	Total
	US$(’000)	US$(’000)	US$(’000)
Year ending December 31,
-2013	367	69	436
-2014	293	-	293
-2015	293	-	293
-2016	73	-	73
	1,026	69	1,095

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

The principal accountant's reports of B&P on the financial statements of our company as of and for the years ended December 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with Marcum BP and BP on accounting and financial disclosures during the period that they serviced as our company’s independent registered public accounting firm, respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)
10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)
10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)
10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)
10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)
10.33*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)
10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)
10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)
10.36	Warrant Amendment Agreement (7)
10.37
Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.38
Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.39
Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.40
Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.41
Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.42
Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.43
Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.44
Equity Transfer Agreement, dated as of December 15, 2011, Among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihang, Wei Yanmin and Soo Yi Lian Mei Network Technology (Beijing) Co. Ltd. (10)

10.45
English Translation of the Equity Transfer Agreement by and among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihong and Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., dated September 10, 2012. (11)

14	Code of Ethics (6)
21.1	Subsidiaries of the Registrant +
23.1	Consent of Marcum Bernstein & Pinchuk LLP +
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2010.

(8)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(9)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on May 11, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 16, 2011.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on September 11, 2012.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: April 15, 2013	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2013	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2013	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: April 15, 2013	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 15, 2013	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: April 15, 2013	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

CHINANET ONLINE HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP
New York, New York
April 15, 2013

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2012	2011
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$5,483	$10,695
Term deposit	3,357	-
Accounts receivable, net	8,486	4,444
Other receivables, net	3,103	3,631
Prepayment and deposit to suppliers	14,596	15,360
Due from related parties	210	324
Contingent consideration receivables	-	159
Other current assets	136	129
Deferred tax assets-current	50	-
Total current assets	35,421	34,742

Investment in and advance to equity investment affiliates	959	1,396
Property and equipment, net	1,636	1,902
Intangible assets, net	7,167	8,151
Goodwill	11,083	10,999
Deferred tax assets-non current	652	92
Total Assets	$56,918	$57,282

Liabilities and Equity
Current liabilities:
Accounts payable *	$110	$268
Advances from customers *	1,065	724
Accrued payroll and other accruals *	904	616
Due to equity investment affiliate *	-	220
Due to related parties *	-	161
Payable for acquisition *	1,266	550
Taxes payable *	6,683	5,040
Other payables *	217	114
Dividend payable	-	5
Total current liabilities	10,245	7,698

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares)
	As of December 31,
	2012	2011
	(US $)	(US $)
Long-term liabilities:
Deferred tax liability-non current *	1,689	1,893
Long-term borrowing from director	139	137
Total Liabilities	12,073	9,728

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,186,540 shares and 22,146,540 shares at December 31, 2012 and 2011, respectively	22	22
Additional paid-in capital	20,008	20,747
Statutory reserves	2,296	2,117
Retained earnings	19,505	16,688
Accumulated other comprehensive income	2,393	2,132
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	44,224	41,706

Noncontrolling interests	621	5,848
Total equity	44,845	47,554

Total Liabilities and Equity	$56,918	$57,282

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011
	(US $)	(US $)

Sales
From unrelated parties	$46,403	$28,105
From related parties	197	626
	46,600	28,731

Cost of sales	31,558	12,027

Gross margin	15,042	16,704

Operating expenses
Selling expenses	2,683	3,506
General and administrative expenses	6,030	7,904
Research and development expenses	1,819	2,132
	10,532	13,542

Income from operations	4,510	3,162

Other income (expenses)
Changes in fair value of contingent consideration receivables	(160)	(70)
Interest income	186	13
Gain on deconsolidation of subsidiaries	-	925
Other (expenses)/income	(150)	5
	(124)	873

Income before income tax expense, equity method investments and noncontrolling interests	4,386	4,035
Income tax expense	529	1,035
Income before equity method investments and noncontrolling interests	3,857	3,000
Share of losses in equity investment affiliates	(449)	(219)
Net income	3,408	2,781
Net (income) / losses attributable to noncontrolling interests	(412)	214
Net income attributable to ChinaNet Online Holdings, Inc.	2,996	2,995

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)
	Year Ended December 31,
	2012	2011
	(US $)	(US $)

Net income attributable to ChinaNet Online Holdings, Inc.	$2,996	$2,995
Dividend of Series A convertible preferred stock	-	(407)
Net income attributable to common stockholders of ChinaNet Online Holdings, Inc.	$2,996	$2,588

Net income	3,408	2,781
Foreign currency translation gain	267	1,254
Comprehensive Income	$3,675	$4,035
Comprehensive (income) / losses attributable to noncontrolling interests	(418)	162
Comprehensive income attributable to ChinaNet Online Holdings, Inc.	$3,257	$4,197

Earnings per share
Earnings per common share
Basic	$0.14	$0.14
Diluted	$0.14	$0.14

Weighted average number of common shares outstanding:
Basic	22,185,556	18,545,609
Diluted	22,185,556	18,759,240

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2012	2011
	(US $)	(US $)

Cash flows from operating activities
Net income	$3,408	$2,781
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,637	1,012
Share-based compensation expenses	48	2,900
Changes in fair value of contingent consideration receivables	160	70
Allowances for doubtful debts	1,141	2,583
Share of losses in equity investment affiliates	449	219
Gain on deconsolidation of subsidiaries	-	(925)
Loss / (gain) on disposal of property and equipment	2	(3)
Deferred taxes	(828)	27
Changes in operating assets and liabilities
Accounts receivable	(5,516)	(2,100)
Other receivables	1,400	5,276
Prepayment and deposit to suppliers	882	(11,247)
Due from related parties	117	(130)
Other current assets	(5)	(197)
Accounts payable	(158)	27
Advances from customers	335	(1,575)
Accrued payroll and other accruals	285	166
Due to director	-	(559)
Due to Control Group	-	(82)
Due to related parties	(4)	(139)
Other payables	72	490
Taxes payable	1,603	803
Net cash provided by (used in) operating activities	5,028	(603)

Cash flows from investing activities
Purchases of vehicles and office equipment	(314)	(741)
Purchase of intangible assets	-	(1,445)
Short-term loan to unrelated entities	(475)	-
Project development deposit to a third party	(2,453)	-
Refund of project development deposit from a third party	2,453	-
Cash from acquisition of VIEs	-	330
Cash effect on deconsolidation of VIEs	-	(1,670)
Long-term investment in and advance to equity investment affiliates	-	(1,712)
Disposal of investment in and loan repayment from equity investment affiliate	-	8,885
Payment for acquisition of VIEs	(5,775)	(9,731)
Placement of term deposit	(3,355)	-
Net cash used in investing activities	(9,919)	(6,084)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2012	2011
	(US $)	(US $)

Cash flows from financing activities
Cash investment contributed by noncontrolling interests	-	378
Dividend paid to convertible preferred stockholders	(5)	(657)
Short-term loan borrowed from an equity investment affiliate	316	216
Short-term loan repaid to an equity investment affiliate	(538)	-
Repayment to legal (nominal) shareholders of Shanghai Jing Yang	(158)	-
Capital contributions received in advance from new shareholders of Zhao Shang Ke Hubei before deconsolidation	-	1,545
Net cash (used in) provided by financing activities	(385)	1,482

Effect of exchange rate fluctuation on cash and cash equivalents	64	310

Net decrease in cash and cash equivalents	(5,212)	(4,895)

Cash and cash equivalents at beginning of the year	10,695	15,590
Cash and cash equivalents at end of the year	$5,483	$10,695

Supplemental disclosure of cash flow information

Income taxes paid	$75	$319

Non-cash transactions:

Restricted stock and options granted for future service	$42	$6
Payment for acquisition of Sou Yi Lian Mei (1)	$1,266	$550

(1) Refer to Note 4

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for number of shares)

	Total equity
	Series A convertible preferred stock		Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non- Controlling Interests	Total Equity
	Number of shares	Amount	Number of shares	Amount
		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)
Balance, January 1, 2011	2,877,600	3	17,102,320	17	18,614	1,587	14,630	930	(70)	35,711
Preferred stock converted into common stock	(2,877,600)	(3)	2,877,600	3	-	-	-	-	-	-
Share based compensation related to services	-	-	-	-	141	-	-	-	-	141
Restricted shares issued for services	-	-	60,000	-	152	-	-	-	-	152
Restricted stock and options issued to management, employees and directors on November 30, 2011	-	-	2,000,000	2	2,605	-	-	-	-	2,607
Share issued under the Warrant Tender Offer on December 30, 2011	-	-	106,620	-	-	-	-	-	-	-
Noncontrolling equity interests in acquired VIEs	-	-	-	-	-	-	-	-	6,054	6,054
Noncontrolling equity interests in newly formed VIEs	-	-	-	-	(703)	-	-	-	1,079	376
Deconsolidation of VIEs	-	-	-	-	-	-	-	-	(20)	(20)
Purchased of noncontrolling interests in a VIE	-	-	-	-	(62)	-	-	-	(1,033)	(1,095)
Net income for the year	-	-	-	-	-	-	2,995	-	(214)	2,781
Appropriation of statutory reserves	-	-	-	-	-	530	(530)	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(407)	-	-	(407)
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,202	52	1,254
Balance, December 31, 2011	-	-	22,146,540	22	20,747	2,117	16,688	2,132	5,848	47,554

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except for number of shares)

	Total equity (Continued)
	Series A convertible preferred stock		Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non- Controlling Interests	Total Equity
	Number of shares	Amount	Number of shares	Amount
		(US $)		(US $)	(US $)	(US $)	(US $)	(US $)		(US $)
Restricted shares issued for services	-	-	40,000	-	42	-	-	-	-	42
Share based compensation related to services	-	-	-	-	6	-	-	-	-	6
Purchased of noncontrolling interests in a VIE	-	-	-	-	(787)	-	-	-	(5,645)	(6,432)
Appropriation of statutory reserves	-	-	-	-	-	179	(179)	-	-	-
Net income for the year	-	-	-	-	-	-	2,996	-	412	3,408
Foreign currency translation adjustment	-	-	-	-	-	-	-	261	6	267
	-	-	22,186,540	22	20,008	2,296	19,505	2,393	621	44,845

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,374,883) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan. The Company’s share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in Shenzhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$3,958,139) to RMB22,000,000 (approximately US$3,483,162), resulted from a decrease in paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

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

On December 8, 2010, the Company, through one of its VIEs, Shanghai Jing Yang acquired a 49% equity interest in a newly established company, Beijing Yang Guang Media Investment Co., Ltd. (“Beijing Yang Guang”).  In August 2011, Shanghai Jing Yang sold back its 49% equity interest in Beijing Yang Guang to the majority shareholder of Beijing Yang Guang.

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

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,583,255) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5% and ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

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

On December 20, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”).  In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei accordingly. Sou Yi Lian Mei is primary engaged in providing online advertising and marketing services and operates its business primarily through its wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

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

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of December 31, 2012 and 2011, respectively:

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$4,275	$8,322
Term deposit	3,357	-
Accounts receivable, net	8,392	3,705
Other receivables, net	2,921	3,619
Prepayment and deposit to suppliers	14,587	15,360
Due from related parties	49	192
Contingent consideration receivables	-	159
Other current assets	35	23
Deferred tax assets-current	50	-
Total current assets	33,666	31,380

Investment in and advance to equity investment affiliates	916	1,354
Property and equipment, net	1,389	1,507
Intangible assets, net	7,152	8,111
Goodwill	11,083	10,999
Deferred tax assets-non current	511	92
Total Assets	$54,717	$53,443

Liabilities
Current liabilities:
Accounts payable	$110	$268
Advances from customers	1,065	724
Accrued payroll and other accruals	455	251
Due to equity investment affiliate	-	220
Due to related parties	-	161
Due to Control Group	11	11
Payable for acquisition	1,266	550
Taxes payable	6,136	4,409
Other payables	196	107
Total current liabilities	9,239	6,701

Deferred tax Liabilities-non current	1,689	1,893
Total Liabilities	$10,928	$8,594

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the year ended December 31, 2012, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$46,355,000, cost of sales of approximately US$31,550,000, operating expenses of approximately US$7,655,000 and net income before allocation to noncontrolling interests of approximately US$5,910,000.

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

The consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2012	2011

Balance sheet items, except for equity accounts	6.3161	6.3647

	Year ended December 31,
	2012	2011
Items in the statements of income and comprehensive income, and statements of cash flows	6.3198	6.4735

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

f)	Term deposits

Term deposits consist of bank deposits with an original maturity of between three to twelve months.

g)	Accounts receivable, net

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC Topic 350-50, the Company analyzed its website development cost which is subject to capitalization, incurred during the years ended December 31, 2012 and 2011 for the development of www.liansuo.com and www.chuangye.com, the Company did not capitalize such cost, as the amount was considered immaterial, which was primarily the labor cost of its staff in the research and development department.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2012 and 2011, the Company did not record any impairment losses associated with long-lived assets.

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

For the years ended December 31, 2012 and 2011, the Company did not record any impairment losses associated with Goodwill.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, direct labor cost and benefits and PRC business tax.

r)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the years ended December 31, 2012 and 2011, advertising expenses for the Company’s own brand building were approximately US$289,000 and US$1,357,000, respectively.

s)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2012 and 2011 were approximately US$1,819,000 and US$2,132,000, respectively.

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Company’s PRC VIEs and subsidiaries are subject to examination by the relevant tax authorities. The Company did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2012 and 2011, respectively.

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

aa)	Recent accounting standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Acquisitions

For the year ended December 31, 2011, in order to further diversify the channels of the Company’s advertising and marketing campaign services, achieve an entry into Fujian province, a base of fast growing small to medium enterprises, and expand the Company’s market opportunities from these enterprises, which are looking to domestically expand their businesses through franchises, dealerships and merchants in China, the Company acquired a 100% equity interest and a 51% equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He, respectively. In order to establish the distinct brands in each of the Company’s targeted customer segment and achieved more diversified operational synergies of the Company’s internet advertising and marketing business, the Company acquired a 51% equity interest in Sou Yi Lian Mei, an established internet advertising and marketing services provider for merchant and franchise enterprises and organizations primarily involved in small office/home office ("SOHO") and emerging business, through its web portal, www.sooe.cn.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Quanzhou Tian Xi Shun He

The following table summarized the assignment of fair value to identifiable assets and liabilities assumed as of February 23, 2011 (the acquisition date of Quanzhou Tian Xi Shun He):

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$12
Accounts receivables	55
Property and equipment, net	41
Other current liabilities	(34)
Deferred tax liabilities	(289)
Acquired intangible assets:
Trade Name	182	Indefinite
Contract Backlog	170	0.6
Customer Relationship	722	9
Non-Compete Agreement	83	5
Goodwill:
Assembled Workforce	23
Other unidentifiable intangibles	1,143
	1,166

Total Value	$2,108

Purchase price	1,138
Fair value of noncontrolling interest	1,034
Contingent consideration receivable	(64)
Total amount to be allocated	$2,108

Acquisition of Sou Yi Lian Mei

The following table summarized the assignment of fair value to identifiable assets and liabilities assumed as of December 20, 2011 (the acquisition date of Sou Yi Lian Mei):

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value	Amortization Period
	US$(’000)	(Years)

Cash and cash equivalents	$310
Accounts receivables	1,957
Property and equipment, net	23
Other current liabilities	33
Deferred tax liabilities	(2,140)
Acquired intangible assets:	(1,266)
Domain Name	1,512	Indefinite
Customer Relationship	2,085	5
Non-Compete Agreement	1,148	6
Software technologies	321	5
Goodwill:
Assembled Workforce	42
Other unidentifiable intangibles	8,963
	9,005

Total Value	$12,988

Purchase price	8,078
Fair value of noncontrolling interest	5,021
Contingent consideration receivable	(111)
Total amount to be allocated	$12,988

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

The following unaudited pro-forma financial results for the year ended December 31, 2011, combines the historical operating results of the Company with those of Quanzhou Zhi Yuan, Quanzhou Tian Xi Shun He and Sou Yi Lian Mei in the aggregate, as if these acquisitions had been completed as of the beginning of the reporting periods, and also includes the adjustments for the business combination effect of the amortization charges from acquired intangible assets and the related tax effects. (Amounts in thousands, except for per share data):

Year ended December 31, 2011

Revenue	$35,659
Net income before allocation to the noncontrolling interests	$4,508
Earnings per share-Basic	$0.19
Earnings per share-Diluted	$0.19

Subsequently, the Company acquired the remaining 49% equity interest in Quanzhou Tian Xi Shun He and Sou Yi Lian Mei in June 2011 and September 2012, respectively. The Company accounted for changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary in accordance with ASC Topic 810 “Consolidation”, which requires the transaction be accounted for as equity transactions with no gain or loss recognized in earnings for these transactions for the years ended December 31, 2012 and 2011.

The difference between the cash consideration paid and the amount by which the noncontrolling interest was adjusted to reflect the change in its ownership interest in the subsidiary was approximately US$787,000 for the 49% equity interest acquisition in Sou Yi Lian Mei and approximately US$62,000 for the 49% equity interest acquisition in Quanzhou Tian Xi Shun He was recognized in equity attributable to the Company for the years ended December 31, 2012 and 2011, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Cash and cash equivalent

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Cash	893	181
Bank deposit	4,590	10,514
	5,483	10,695

6.	Term deposit

Term deposit as of December 31, 2012 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution of China, which management believes is of high credit quality. The interest rate of the term deposit is 3.5% per annual and the term deposit will mature on July 5, 2013.

7.	Accounts receivable, net

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Accounts receivable	12,116	6,546
Allowance for doubtful debts	(3,630)	(2,102)
Accounts receivable, net	8,486	4,444

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable, the Company provided approximately US$3,630,000 and US$2,102,000 allowance for doubtful debts for the years ended December 31, 2012 and 2011, respectively, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the year ended December 31, 2012, approximately US$1,510,000 allowance for doubtful debts was provided.

8.	Other receivables, net

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Short-term loan for marketing campaign	2,375	2,985
Short-term loans to unrelated entities	475	-
Term deposit interest receivable	59	-
Staff advances for normal business purpose	194	279
Overdue contract guarantee deposits	158	891
Allowance for doubtful debts	(158)	(524)
Other receivables, net	3,103	3,631

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term loan for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,958,139) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” This TV series was produced in commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty). By participating in this TV series, the Company’s logo will be shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn since September 2011 and continues to sell its broadcasting rights to other provincial TV channels for additional exposure. For the years ended December 31, 2012 and 2011, the Company has collected an aggregate of RMB10,000,000 (approximately US$1,583,255) from the borrower. In accordance with the communication between the Company and the borrower, the Company has extended the term of this loan from December 31, 2012 to December 31, 2013, as this TV series is still selling broadcasting rights to TV stations and other media and the Company has agreed a repayment schedule with the borrower, which is within one year. The Company will continue to assess the collectability of this loan and if an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

For all advertising resources purchasing contracts signed by the Company with its resource providers, the Company is required to make contract guarantee deposits, which are either used to pay the actual contract amount of resources used in the last month of each contract period or to be refunded to the Company of the remaining balance upon expiration of the contract. Overdue contract guarantee deposits represented the portion of the contract guarantee deposits, which related advertising resources purchasing contracts had been completed as of each of the reporting dates. Based on the assessment of the collectability of these overdue contract guarantee deposits as of December 31, 2012 and 2011, the Company provided approximately US$158,000 and US$524,000 allowance for doubtful debts, respectively, which was related to the contract guarantee deposits of its TV advertising business segment. For the year ended December 31, 2012, approximately US$370,000 allowance for doubtful debts was reversed due to subsequent collection of these overdue deposits in 2012.

9.	Prepayments and deposit to suppliers

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Contract execution guarantees to TV advertisement and internet resources providers	9,463	10,050
Prepayments to TV advertisement and internet resources providers	5,069	5,285
Other deposits and prepayments	64	25
	14,596	15,360

Contract execution guarantees to TV advertisement and internet resource providers are paid as contractual deposits to the Company’s resources and services providers.  These amounts will be used to offset the contact amount and service fee needed to be paid for the resources and services provided in the last month of each contract period or refunded to the Company upon expiration of the purchase contracts.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amount in advance.  These prepayments will be transferred to cost of sales when the related services are provided.

10.	Due from related parties

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Beijing Fengshangyinli Technology Co., Ltd.	53	113
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	87	74
Beijing Telijie Century Environmental Technology Co., Ltd.	70	137
	210	324

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These related parties are directly or indirectly owned by the Control Group of the Company. The Control Group refers to Mr. Handong Cheng, Mr. Xuanfu Liu and Ms. Li Sun (acting as nominee for Mr. Zhige, Zhang), the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising services to these related parties in its normal course of business on the same terms as those provided to its unrelated advertising clients. Due from related parties represented the outstanding receivables for the advertising services that the Company provided to these related parties as of each of the reporting date.

11.	Contingent consideration receivables

Amount
US$(’000)

Balance as of December 31, 2011	159
Changes in fair value of contingent consideration receivables recognized	(160)
Exchange translation adjustment	1
Balance as of December 31, 2012	-

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

The related VIEs acquired in 2011 which subject to the “make good” provisions discussed above have all achieved its respective target pre-tax or after tax profit for the year ended December 31, 2012 and the former stockholders of these VIEs will not compensate the Company any cash in accordance with the acquisition agreement. Therefore, any remaining balance of contingent consideration receivables was charged against earnings as charge in fair value of contingent consideration receivables in the Company’s consolidated statements of income and comprehensive income for the year ended December 31, 2012.

12.	Investment in and advance to equity investment affiliates

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Investment in equity investment affiliates	916	1,354
Advance to equity investment affiliates	43	42
	959	1,396

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the year ended December 31, 2012:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2011	595	801	1,396
Share of losses in equity investment affiliates	(109)	(340)	(449)
Exchange translation adjustment	6	6	12
Balance as of December 31, 2012	492	467	959

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company. Shenzhen Mingshan was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,374,883) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s share of equity interest decreased from 51% to 20.4% accordingly. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$3,958,139) to RMB22,000,000 (approximately US$3,483,162), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

The deconsolidation of Shenzhen Mingshan occurred in January 2011 was accounted for in accordance with ASC Topic 810 “Consolidation”. For the year ended December 31, 2011, the Company recognized a gain of approximately US$232,000 upon deconsolidation of Shenzhen Mingshan, which has been recorded as a gain on deconsolidation of subsidiaries in the Company’s consolidated statements of income and comprehensive income with a corresponding increase in the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet. This gain represents the excess of the fair value of the Company’s retained equity interest over its carrying value as of the date of deconsolidation.

For the years ended December 31, 2012 and 2011, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$109,000 and US$249,000, respectively. These losses recognized were reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheet.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company.  Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through December 29, 2011.  On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,583,255) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s share of equity interest decreased from 51% to 25.5% accordingly.

The deconsolidation of Zhao Shang Ke Hubei occurred in December 2011 was accounted for in accordance with ASC Topic 810 “Consolidation”. For the year ended December 31, 2011, the Company recognized a gain of approximately US$693,000 upon deconsolidation of Zhao Shang Ke Hubei, which has been recorded as a gain on deconsolidation of subsidiaries in the Company’s consolidated statements of income and comprehensive income with a corresponding increase in the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheet. This gain represents the excess of the fair value of the Company’s retained equity interest over its carrying value as of the date of deconsolidation.

The Company applied the equity method of accounting prospectively from the date immediately after the deconsolidation. For the year ended December 31, 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$340,000, which was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheet. For the year ended December 31, 2011, the Company did not recognize its pro-rata share of losses in Zhao Shang Ke Hubei as the amount is immaterial.

13.	Property and equipment, net

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Vehicles	925	683
Office equipment	1,481	1,399
Electronic devices	1,205	1,196
Property and equipment, cost	3,611	3,278
Less: accumulated depreciation	(1,975)	(1,376)
Property and equipment, net	1,636	1,902

Depreciation expenses in aggregate for the years ended December 31, 2012 and 2011 were approximately US$591,000 and US$551,000, respectively.

14.	Intangible assets, net

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Intangible assets not subject to amortization:
Trade name	309	306
Domain name	1,529	1,518
Intangible assets subject to amortization:
Contract backlog	196	195
Customer relationship	3,434	3,408
Non-compete agreements	1,358	1,348
Software technologies	325	322
Cloud-computing based software platforms	1,470	1,458
Other computer software	76	75
Intangible assets, cost	8,697	8,630
Less: accumulated amortization	(1,530)	(479)
Intangible assets, net	7,167	8,151

Amortization expenses in aggregate for the years ended December 31, 2012 and 2011 were approximately US$1,046,000 and US$461,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of December 31, 2012, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$1,022,000 per year through December 31, 2015, approximately US$982,000 for the year ended December 31, 2016 and approximately US$496,000 for the year ended December 31, 2017.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Goodwill

Amount
US$(’000)

Balance as of January 1, 2011	-
Acquisitions: (Note 4)
--Quanzhou Zhi Yuan	728
--Quanzhou Tian Xi Shun He	1,166
--Sou Yi Lian Mei	9,005
Exchange translation adjustment	100
Balance as of December 31, 2011	10,999
Exchange translation adjustment	84
Balance as of December 31, 2012	11,083

16.	Accrued payroll and other accruals

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	538	344
Accrued operating expenses	366	272
	904	616

17.	Due to equity investment affiliate

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Zhao Shang Ke Hubei	-	220

Zhao Shang Ke Hubei is an equity investment affiliate of the Company. Amounts due to Zhao Shang Ke Hubei as of December 31, 2011 represented a temporary non-interest bearing working capital loans borrowed by one of the Company’s VIEs from Zhao Shang Ke Hubei, which was repaid during the year ended December 31, 2012.

18.	Due to related parties

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Beijing Saimeiwei Food Equipments Technology Co., Ltd	-	4
Due to legal (nominal) shareholders of Shanghai Jing Yang	-	157
	-	161

Shanghai Jing Yang was incorporated in December 2009 by the Company’s senior management, prior to entering into the Contractual Agreements with the Company (see Note 1), the legal shareholders contributed RMB1,000,000 (approximately US$157,000) as the original paid-in capital of Shanghai Jing Yang upon incorporation, which was returned to the legal shareholders of Shanghai Jing Yang during the year ended December 31, 2012.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Payable for acquisition

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Sou Yi Lian Mei	1,266	550

Payable for acquisition as of December 31, 2012 and 2011 represented the outstanding payment of approximately RMB8.0 million and RMB3.5 million for the acquisition of the 49% equity interest and the 51% equity interest of Sou Yi Lian Mei consummated in September 2012 and December 2011, respectively.

20.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the years ended December 31, 2012 and 2011, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the years ended December 31, 2012 and 2011, or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).  Effective from January 1, 2008, the EIT rate of PRC was changed from 33% to 25%, and applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by us. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the years ended December 31, 2012 and 2011, the applicable income tax rate for Rise King WFOE was both 12.5%. After fiscal year 2013, the applicable income tax rate of Rise King WFOE will be 25% under the current EIT law of PRC.

●
Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the New EIT law effective September 4, 2009, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15%. Business Opportunity Online’s High and New Technology Enterprise certificate would expire on September 4, 2012. On July 9, 2012, Business Opportunity Online passed the administrative review conducted by the related PRC governmental authorities for obtaining the renewed certificate, which enabled it to continue to enjoy the 15% preferential income tax rate as a High and New Technology Enterprise. Therefore, for the years ended December 31, 2012 and 2011, the applicable income tax rate of Business Opportunity Online was both 15%.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. It was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%. Therefore, for the year ended December 31, 2011, Business Opportunity Online Hubei calculated its income tax expenses based on 2.5% of the total revenue recognized for the reporting period. Starting from January 1, 2012, the local tax authorities cancelled the deemed income tax method for computation of income tax expenses for the entity. As such, the applicable income tax rate for the entity increased to 25%. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption for fiscal years 2012 and 2013, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. Therefore, for the year ended December 31, 2012, the applicable income tax rate of Business Opportunity Online Hubei is nil%.

●
Hubei CNET was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. It was approved by the related local government authorities to apply the deemed income tax method for its computation of income tax expense for the year ended December 31, 2011. Under the deemed income tax method, the deemed profit is calculated based on 10% of the total revenue and the applicable income tax rate is 25%.  Therefore, for the year ended December 31, 2011, Hubei CNET calculated its income tax expenses based on 2.5% of the total revenue recognized for the reporting period. Starting from January 1, 2012, the local tax authorities cancelled the deemed income tax method for computation of income tax expenses for the entity and the applicable income tax rate for the entity increased to 25%. Therefore, for the year ended December 31, 2012, the applicable income tax rate for Hubei CNET is 25%.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2012 and 2011.

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

For the years ended December 31, 2012 and 2011, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate. Rise King WFOE, Business Opportunity Online, Business Opportunity Online Hubei and Hubei CNET were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are mainly determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2) Turnover taxes and the relevant surcharges

For fiscal 2011, revenue from advertisement services is subject to 5.5% business tax (including surcharges) and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue from internet technical services is subjected to 5.5% business tax (including surcharges).

Beginning on January 1, 2012, PRC tax authorities increased the local business tax rate by 0.1%-0.2%. Therefore, from January 1, 2012 through August 31, 2012 (for the Company’s PRC operating entities incorporated in Beijing) or  October 31, 2012 (for the Company’s PRC operating entities incorporated in Fujian province) or November 30, 2012 (for the Company’s PRC operating entities incorporated in Hubei province), revenue from advertisement services is subject to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in, and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue from internet technical services was subjected to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2012, the Ministry of Finance (the “MOF”) and the State Administration of Taxation (the “SAT”) of the PRC jointly promulgated a “Circular on Launching the Pilot Collection of Value Added Tax in lieu of Business Tax in Transportation and Certain Areas of Modern Services Industries in Eight Provinces and Municipalities Including Beijing” (“Circular Cai Shui [2012] No. 71”), pursuant to which a business tax to value added tax (the “VAT”) transformation pilot program was launched. The implementation date for Beijing is September 1, 2012, for Fujian province, November 1, 2012, and for Hubei province, December 1, 2012. Other circulars such as “Circular on Carrying out the Pilot Collection of Value Added Tax in Lieu of Business Tax to be imposed on Transportation Industry and Part of Modern Services Industry in Shanghai” (“Circular Cai Shui [2011] No. 111”) jointly promulgated by the MOF and the SAT on November 16, 2011 which contains detailed implementation measures for such VAT pilot program apply to the locations including Beijing, Fujian province and Hubei province. In accordance with the Circular Cai Shui [2011] No. 111, the VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, beginning on September 1, 2012, for the Company’s PRC operating subsidiary and VIEs incorporated in Beijing, November 1, 2012, for the Company’s PRC operating VIEs incorporated in Fujian province, December 1, 2012, for the Company’s PRC operating VIEs incorporated in Hubei province, service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

Business tax is a price including tax in the PRC turnover tax system, which is calculated based on the revenue inclusive of turnover tax. Therefore, revenues achieved by the Company which are subject to business tax are presented on a gross basis inclusive of business tax, and on the other hand, business tax was included in cost of revenues upon recognition of services revenues. Contrastively, VAT is a price excluding tax in the PRC turnover tax system, which is calculated based on the revenue exclusive of turnover tax. Therefore, revenues achieved by the Company which are subject to VAT is presented on a net basis exclusive of VAT.

As of December 31, 2012 and 2011, taxes payable consists of:

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	2,609	2,212
Enterprise income tax payable	4,074	2,770
Individual income tax payable	-	58
	6,683	5,040

A reconciliation of the provision for income taxes determined at the US federal corporate income tax rate to the Company’s effective income tax rate is as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2012	2011
	US$(’000)	US$(’000)

Pre-tax income	4,386	4,035
US federal rate	35%	35%

Income tax expense computed at U.S. federal rate	1,535	1,412
Reconciling items:
Rate differential for domestic earnings	(537)	(770)
Preferential tax treatments and tax holiday effects	(1,039)	(1,552)
Valuation allowance on deferred tax assets	512	1,921
Loss not recognized as deferred tax assets	3	-
Non-deductible expenses and non-taxable income	55	24
Effective income tax expense	529	1,035

For the years ended December 31, 2012 and 2011, the Company’s income tax expense consisted of:

	Year Ended December 31,
	2012	2011
	US$(’000)	US$(’000)

Current-PRC	1,357	1,008
Deferred-PRC	(828)	27
	529	1,035

The Company’s deferred tax liabilities at December 31, 2012 and changes for the year then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2011	1,893
Reversal during the period	(219)
Exchange translation adjustment	15
Balance as of December 31, 2012	1,689

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in 2011. Reversal for the year ended December 31, 2012 of approximately US$219,000 was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	2,929	1,975
Bad debts provision	824	651
Valuation allowance	(3,051)	(2,534)
	702	92

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Deferred tax assets reclassified as current asset	50	-
Deferred tax assets reclassified as non-current asset	652	92
	702	92

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$6,363,000 and US$5,381,000 at December 31, 2012 and 2011, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2032. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$4,093,000 and US$361,000 at December 31, 2012 and 2011, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2017. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse. No valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will be realized through sufficient future earnings of the entities to which the operating losses relate.

As of December 31, 2012, the bad debts provision recorded by the Company’s PRC subsidiary and VIEs were approximately US$3,788,000. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate.

The Company’s non-current portion of deferred tax assets and deferred tax liabilities were attributable to different tax-paying components of the entity, which were under different tax jurisdictions. Therefore, in accordance with ASC Topic 740 “Income taxes”, the non-current portion of deferred tax assets and deferred tax liabilities were presented separately in the Company’s balance sheets.

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

21.	Dividend payable

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Dividend payable to Series A convertible stock holders	-	5

Dividend to Series A convertible preferred stockholders was accrued at the per annum rate of 10% and calculated based on US$2.5 per share liquidation preference and the actual number of days of each share of the Series A convertible preferred stock outstanding for each of the reporting periods. On August 21, 2011, all of the Company’s outstanding Series A convertible preferred stock, which had not been voluntarily converted into the Company’s common shares, were fully converted into the Company’s common shares under the mandatory conversion clause entered into by and between the Company and its Series A convertible preferred stockholders. For the years ended December 31, 2012 and 2011, the Company paid dividends of approximately US$5,000 and US$657,000 to its Series A convertible preferred stockholders, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Long-term borrowing from director

	As of December 31,
	2012	2011
	US$(’000)	US$(’000)

Long-term borrowing from director	139	137

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

23.	Warrants

In the Company’s August 2009 Financing, the Company issued to its investors (i) Series A-1 Warrant to purchase 2,060,800 shares of common stock at an exercise price of US$3.00 per share with a three-year term, and (ii) Series A-2 Warrants to purchase 2,060,800 shares of common stock at an exercise price of US$3.75 with a five-year term. The Company also issued to its placement agent warrants to purchase up to 329,728 shares of common stock at an exercise price of US$2.50, 164,864 shares at an exercise price of US$3.00 and 164,864 shares at an exercise price of US$3.75 respectively, with a five-year term (“Placement agent warrants” and together with the Series A-1 Warrant and Series A-2 Warrant, the “Warrants”).

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

On August 20, 2012, Series A-1 warrants to purchase up to 642,000 share of the Company’s common stock issued on August 21, 2009 expired. The remaining Series A-2 warrants to purchase up to 1,704,000 shares of the Company’s common stock and placement agent warrants to purchase up to 659,456 shares of the Company’s common stock will expire on August 20, 2014.

Warrants issued and outstanding at December 31, 2012 and 2011, and changes during the two-year period ended December 31, 2012 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2011	4,781,056	$3.31	2.77	4,781,056	$3.31	2.77
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Exchanged in the Offer	(1,775,600)	$3.15		(1,775,600)	$3.15
Balance, December 31, 2011	3,005,456	$3.41	2.21	3,005,456	$3.41	2.21
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Expired	(642,000)	$3.00		(642,000)	$3.00
Balance, December 31, 2012	2,363,456	$3.52	1.63	2,363,456	$3.52	1.63

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Restricted net assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2012 and 2011, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$5.5 million and US$4.7 million, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011, there was approximately US$38.1 million and US$34.0 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.4 million and US$2.2 million statutory reserve funds as of December 31, 2012 and 2011, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$5.5 million and US$4.7 million restricted net assets as of December 31, 2012 and 2011, respectively, as discussed above.

25.	Related party transactions

Revenue from related parties:
	Year Ended December 31,
	2012	2011
	US$(’000)	US$(’000)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	123	85
-Beijing Fengshangyinli Technology Co., Ltd.	2	307
-Beijing Telijie Century Environmental Technology Co., Ltd.	72	234
	197	626

Sales of fixed assets to an equity investment affiliate:

For the year ended December 31, 2011, Rise King WFOE sold some spared computer servers to Shenzhen Mingshan, the Company’s equity investment affiliates for approximately US$36,000, the profit from this transaction which was included in the Company’s consolidated earnings was approximately US$3,000.

26.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$451,000 and US$381,000 for the years ended December 31, 2012 and 2011, respectively.

27.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of December 31, 2012 and 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China and Hong Kong Special Administrative Region of the PRC, which management believes are of high credit quality.

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

Concentration of customers

For the year ended December 31, 2011, one customer accounted for 12% of the Company’s sales. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, one customer accounted for 10% of the Company’s accounts receivables. As of December 31, 2011, one customer accounted for 21% of the Company’s accounts receivables. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2012 and 2011, respectively.

Concentration of suppliers

For the year ended December 31, 2012, three suppliers individually accounted for 52%, 15% and 11% of the Company’s cost of sales, respectively. For the year ended December 31, 2011, two suppliers individually accounted for 36% and 24% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the years ended December 31, 2012 and 2011, respectively.

28.	Commitments

The following table sets forth the Company’s contractual obligations as of December 31, 2012:

	Office Rental	Server hosting and board-band Leasing	Total
	US$(’000)	US$(’000)	US$(’000)

Year ending December 31,
-2013	367	69	436
-2014	293	-	293
-2015	293	-	293
-2016	73	-	73
Total	1,026	69	1,095

29.	Segment reporting

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2012

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	21,366	20,682	282	4,498	40	(268)	46,600
Cost of sales	9,790	20,450	18	1,528	-	(228)	31,558
Total operating expenses	7,005	338	210	1,205	1,774 *	-	10,532
Depreciation and amortization expense included in total operating expenses	1,053	60	210	215	99	-	1,637
Operating income (loss)	4,571	(106)	54	1,765	(1,734)	(40)	4,510

Changes in fair value of contingent consideration receivables	(160)	-	-	-	-	-	(160)
Share of losses in equity investment affiliates	-	-	-	(340)	(109)	-	(449)
Expenditure for long-term assets	306	8	-	-	-	-	314
Net income (loss)	4,181	(64)	54	982	(1,705)	(40)	3,408
Total assets – December 31, 2012	38,215	16,628	596	8,965	15,338	(22,824)	56,918

*Including approximate US$48,000 share-based compensation expenses.

Year Ended December 31, 2011

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	19,981	6,448	487	1,829	-	(14)	28,731
Cost of sales	6,287	5,247	42	465		(14)	12,027
Total operating expenses	6,834	1,002	226	889	4,591 *	-	13,542
Depreciation and amortization expense included in total operating expenses	263	76	191	387	95	-	1,012
Operating income (loss)	6,860	199	219	475	(4,591)	-	3,162

Changes in fair value of contingent consideration receivables	-	-	-	(70)	-	-	(70)
Gain on deconsolidation of subsidiaries	-	-	-	693	232	-	925
Share of earnings (losses) in equity investment affiliates	-	26	-	-	(245)	-	(219)
Expenditure for long-term assets	1,564	4	186	417	15	-	2,186
Net income (loss)	6,247	179	219	769	(4,633)	-	2,781
Total assets – December 31, 2011	61,741	15,954	800	6,369	16,305	(43,887)	57,282

*Including approximate US$2,900,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Year ended December 31,
	2012	2011
	US$(’000)	US$(’000)
	(Amount in thousands except for the number of shares and per share data)

Net income attributable to ChinaNet Online Holdings, Inc.	$2,996	$2,995
Less: Dividend for Series A convertible preferred stock	-	407
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for basic earnings per share)	2,996	2,588
Add: Dividend for Series A convertible preferred stock	-	-
Net income attributable to common shareholders of ChinaNet Online Holdings, Inc. (numerator for diluted earnings per share)	$2,996	$2,588

Weighted average number of common shares outstanding - Basic	22,185,556	18,545,609
Effect of diluted securities:
Series A Convertible preferred stock	-	-
Warrants	-	213,631
Weighted average number of common shares outstanding -Diluted	22,185,556	18,759,240

Earnings per share-Basic	$0.14	$0.14
Earnings per share-Diluted	$0.14	$0.14

For the year ended December 31, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,772,161 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

For the year ended December 31, 2011, the diluted earnings per share calculation did not include the effect of the 1,625,526 incremental shares resulted from assumed conversion of the convertible preferred stock, because their effect were anti-dilutive. For the year ended December 31, 2011, the diluted earnings per share calculation also did not include the warrants and options to purchase up to 3,072,411 and 129,202 shares of common stock, respectively, because their effect was anti-dilutive.

31.	Share-based compensation expenses

On July 12, 2010, the Company renewed its investor relations service contract with Hayden Communications International, Inc. (“HCI”) for an18-month period commencing on July 12, 2010. As additional compensation, the Company issued HCI 60,000 restricted shares of the Company’s common stock. These shares were valued at $3.80 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the 18-month service period. Total compensation expenses recognized for the years ended December 31, 2012 and 2011 was U$$6,333 and US$152,000 respectively.

As a result of the merger of HCI and MZ Group, the Company terminated the service contract with HCI and engaged MZHCI, LLP (“MZ-HCI”) to provide investor relations services for a 24-month period commencing on January 1, 2012. As additional compensation, the Company granted 80,000 restricted shares of the Company’s common stock. These shares were valued at $1.05 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the years ended December 31, 2012 and 2011 was US$42,000 and US$nil, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2009, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant. The company utilized Black-Scholes option pricing model to gauge the grant date fair value of these options of US$4.05 per option. The related compensation expenses were amortized over its vesting period. Total compensation expenses recognized for these options for the year ended December 31, 2011 was US$141,480.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options issued and outstanding at December 31, 2012 and 2011, and changes during the two-year period ended December 31, 2012 are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2011	54,000	3.92	$5.00	27,000	3.92	$5.00
Granted/Vested	885,440	10.00	$1.20	912,440	9.80	$1.31
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2011	939,440	9.51	$1.42	939,440	9.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2012	939,440	8.51	$1.42	939,440	8.51	$1.42

The aggregate unrecognized share-based compensation expenses as of December 31, 2012 and 2011 is approximately US$42,000 and US$6,000, respectively.

32.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and no material subsequent event found.