Form 10-K/A
period 2012-12-31
ChinaNet Online Holdings, Inc.
filed 2013-04-30
CIK 1376321

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 30, 2013 was 22,186,540.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of ChinaNet Online Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2012 as filed with the SEC on April 15, 2013 (the “2012 Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K and updates to the Exhibit Index.

This Amendment No. 1 does not affect any other portion of the 2012 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after April 15, 2013, the filing date of the 2012 Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of the Annual Report on Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Amendment No. 1 is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of April 30, 2013. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Handong Cheng	42	Chairman of the Board, Chief Executive Officer and President	September 2007
Zhige Zhang	38	Chief Financial Officer, Treasurer and Director	January 2009
Watanabe Mototake	71	Independent Non-Executive Director	November 2009
Zhiqing Chen	40	Independent Non-Executive Director	November 2009
Douglas MacLellan	57	Independent Non-Executive Director	November 2009

The business experience during the last five years of each of these individuals is as follows:

Handong Cheng, Chairman of the Board. Chief Executive Officer and President.  Mr. Cheng has served as Chief Executive Officer of ChinaNet since September 2007. Prior to that role, from October 2003 to September 2007, Mr. Cheng acted as President of ChinaNet Online Advertising Limited. Mr. Cheng holds an EMBA from Guanghua School of Management at the Beijing University, and a degree in economic law from the College of Law of Wuhan University.

Zhige Zhang, Chief Financial Officer, Treasurer and Director.  Mr. Zhang has served as Chief Financial Officer of ChinaNet since January 2009. Prior to that role, from January 2008 to January 2009, Mr. Zhang served as Executive Director of ChinaNet Online Media Group Limited. From January 2007 to December 2007, Mr. Zhang was Director and Vice President of Fu Jian Rong Ji Software Limited Corporation, a software company. From August 2002 to December 2006, Mr. Zhang acted as Chief Operating Officer of Beijing HSHZ Information System Engineering Company, a computer technology company. Mr. Zhang holds a degree in industry design from Guilin University of Electronic Technology.

Zhiqing Chen, Director. Mr. Chen has been a partner at Chen & Partners Law Firm since July 2010. From January 2002 to June 2010, Mr. Chen was a partner at Jin Mao P.R.C. Lawyers in Shanghai, a law firm specializing in corporate law, including foreign investments and mergers and acquisitions. Mr. Chen’s clients include local PRC enterprises as well as international corporations. Prior to joining the Company, Mr. Chen served as a non-management director for Shanghai Fumai Investment Management Co., Ltd., Shanghai Zhijinwu Investment Management Co., Ltd, and Shanghai Merciful Groups Co., Ltd. Mr. Chen received a bachelor’s degree in international law from East China University and an EMBA degree from Peking University.

Watanabe Mototake, Director. Mr. Watanabe serves as a corporate advisor to SJI, Inc. (Jasdaq Market), a provider of computer and computer peripheral equipment and software merchant wholesaler, and has served in several capacities there since July 2005, including operating officer, manager of the president’s office and corporate auditor. From June 2007 to June 2008, Mr. Watanabe served as the Corporate Auditor for SJ Holdings, Inc., a provider of information services such as system development and provision of system-related consulting and maintenance support services. From April 2000 to April 2005, Mr. Watanabe served as the executive director for TCC Inc., a power conversion company specializing in high quality connectors and adapters for the RF connector industry. Mr. Watanabe graduated in 1966 from Chuo University Faculty of Commerce in Japan.

Douglas MacLellan, Director.  Mr. MacLellan currently serves as chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company, and also serves as president and chief executive officer for the MacLellan Group, an international financial advisory firm established in 1992, where he advises clients on strategic planning, operational activities, corporate finance, economic policy, asset allocation and mergers & acquisitions. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and co-founder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economic and international relations.

The business experience during at least the last five years of the Company’s executive officers not included above is as follows:

George Kai Chu, Chief Operating Officer and Secretary.  Mr. Chu has been our Chief Operating Officer and Secretary since May 2010. From December 2007 to May 2010, Mr. Chu served as the Special Assistant to the Chairman of Dachan Food (Asia) Ltd. in Beijing and also served at Dachan Food as the Head of the Beijing and Hubei Operations. From June 2007 to December 2007, Mr. Chu acted as Business Advisor to the Chinese Aviation and Space Industry Development Association (CASIDA) in Taipei. From January 2005 to June 2007, Mr. Chu served as a Senior Manager at the Royal Bank of Canada Financial Group, Asset Management in Vancouver, Toronto and New York. Mr. Chu has a BBA from Simon Fraser University.

 Zhenghong Yang, Chief Technology Officer.  Mr. Yang has served as our Chief Technology Officer since June 2012. From 1999 to 2011, Mr. Yang was responsible for enterprise content management software and cloud computing platform development and implementation at the IBM research lab in Silicon Valley. Mr. Yang has a Master's degree in Computer Science from the State University of New York at Stony Brook. He was also the head of the next-generation Internet Access System National Engineering Laboratory of Cloud Computing Research Institute at Huazhong University of Science and Technology.

Wen Hu, Vice President, Head of Television Operations. Mr. Hu has been our Vice President, Head of Television Operations since July 2012. From May 2010 to June 2012, Mr. Hu acted as our Vice President and Head of Human Resources. From January 2009 to April 2010, Mr. Hu acted as our Vice President and Head of Television Operations.

Ms. Man Huang, Head of 28.com.  Ms. Huang has been our Head of 28.com since March 2013. From August 2009 to February 2013, Ms. Huang acted as the Marketing Director of New Oriental Elite English under the New Oriental Education & Technology Group Inc. (NYSE: EDU).

Family Relationships

No director or executive officer is related to any other director or executive officer.

Board Operations

Board Leadership Structure

Mr. Handong Cheng holds the positions of chief executive officer and chairman of the Board of the Company. The Board believes that Mr. Cheng’s services as both chief executive officer and chairman of the Board is in the best interest of the Company and its stockholders. Mr. Cheng possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in the advertising and media industry and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees and customers.

The Board has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between meetings of the Board, communicate with management and one another directly.  Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

Director Qualifications

The Company seeks directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. The Company also seeks directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote time and energy to service on the Board and its committees. We believe that all of our directors meet the foregoing qualifications.

The Nominating and Corporate Governance Committee and the Board believe that the leadership skills and other experience of the Board members, as described below, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Handong Cheng.  Mr. Cheng is the founder of the Company and has been serving the franchise and advertising media industries for more than ten years. In 2003, he participated in the establishment of Beijing ChinaNet Online Advertising limited and Business Opportunity Online (Beijing) Networking Technology Ltd. (www.28.com), an entity engaged in operational, administration and management activities. Mr. Cheng has contributed to the Board’s strong leadership and vision for the development of the Company.

Zhige Zhang.  Mr. Zhang has years of experience in capital markets, financial and software development management. Prior joining the Company, he was responsible for marketing and investment operations at Konka Group. In 2001, Mr. Zhang started working in the software and network technology industry integrating with new advertising technology from PRECOM, who has wealth of experience in software development management and the network technology advertising industry.

Douglas MacLellan.  Mr. MacLellan has been working in China since 1983 and has experience with joint venture and wholly-foreign owned enterprise structuring. In addition, Mr. MacLellan has over fifteen years of active audit committee chair experience.

Zhiqing Chen.  Mr. Chen contributes to the Board extensive legal knowledge with respect to foreign investments and mergers and acquisitions. Mr. Chen also has experience working with PRC enterprises and international corporations.

Mototake Watanabe. Mr. Watanabe has over thirteen years of experience in management, finance, business strategy and audit.

Meetings of the Board of Directors

The Board held six meetings during 2012. During 2012, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

The Company’s directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. The Company’s directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. All of our directors attended the 2012 annual meeting of stockholders.

Corporation Governance

The Board has a standing audit, compensation, and nominating and corporate governance committee, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, www.chinanet-online.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during 2012.

The members of the Audit Committee are Douglas MacLellan, Chair, Zhiqing Cheng, and Mototake Watanabe. The Board has determined that Douglas MacLellan is an audit committee financial expert, as defined in the Exchange Act.

Audit Committee Report

With respect to the audit of the Company’s financial statements for the year ended December 31, 2012, the Audit Committee:

•	reviewed and discussed the audited financial statements with management;

•
discussed with the Company’s independent accountants the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•
received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant’s independence.

Based upon the foregoing review and discussion, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on April 15, 2013.

Douglas MacLellan, Chair

Zhiqing Chen

Mototake Watanabe

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not hold any meetings during 2012.

The members of the Compensation Committee are Douglas MacLellan, Chair, Zhiqing Chen, and Mototake Watanabe.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness. The Nominating and Corporate Governance Committee did not hold any meetings during 2012.

The members of the Nominating and Corporate Governance Committee are Zhiqing Chen, Chair, Douglas MacLellan, and Mototake Watanabe.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o ChinaNet Online Holdings, Inc., No.3 Min Zhuang Road, Building 6, Yu

Quan Hui Gu Tuspark, Haidian District, Beijing, PRC. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience.  Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Committee considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers and employees on December 21, 2009. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A printed copy of the Code of Ethics may be obtained free of charge by writing to us at our headquarters located at No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC 100195 or on our website, www.chinanet-online.com.

Stockholder Communications

Stockholders can mail communications to the Board, c/o Secretary, ChinaNet Online Holdings, Inc., No.3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2012, all such reports were filed timely, except that each of Messrs. Cheng, Zhang and Liu failed to timely file Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Board of Directors in determining the compensation of our executive officers.

Elements of Compensation

Our executive officers receive a base salary to compensate them for services rendered during the year. In additional to their base salary, we also provide equity incentives to attract and retain executive talent for the Company’s continued success.

Base Salary and Bonus. The value of base salary and bonus for each our executive reflects his skill set and the market value of that skill set in the sole discretion of the Board of Director.

Equity Incentives. The ChinaNet Online Holdings, Inc. 2011 Omnibus Securities and Incentive Plan (the “2011 Plan”) provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided therein (the “Awards”). Certain Awards are intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code (the “Code”). The 2011 Plan was approved by our stockholders on June 15, 2011.

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

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2012.

SUMMARY COMPENSATION OF NAMED EXECUTIVE OFFICERS
Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total
Handong Cheng (Principal Executive Officer)	2012	36,473	-	-	36,473
	2011	35,390	91,109(3)	22,141(4)	148,640
Zhige Zhang (Principal Financial Officer)	2012	31,473	-	-	31,473
	2011	30,540	66,405(3)	6,105(4)	103,050
George Kai Chu (Chief Operating Officer and Secretary)	2012	31,124	-	-	31,124
	2011	30,165	84,212(3)	2,864(4)	117,241

(1)           The aggregate grant date fair value of the restricted stock awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.
(2)           The aggregate grant date fair value of the options awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

(3)           Shares are not transferrable until May 31, 2012. Beginning on May 31, 2012, such shares will be transferrable upon the earlier to occur of (a) the date upon which the closing price of the Company's common stock equals or exceeds $2.50 for five consecutive trading days and (b) November 30, 2013.
(4)           Options were fully vested on when awarded and expire on November 29, 2021.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Employment Agreements

We, through Rise King Century Technology Development (Beijing) Co., Ltd., our indirect wholly owned subsidiary (“Rise King WFOE”), or Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Business Opportunity Online”) or Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”), our indirect wholly owned Variable Interest Entities, entered into a standard employment contract with our executive officers from April 1, 2009 or the actual employment start date, if later, for a set period of years. According to these contracts, these executive officers will devote substantially all of his/her time to the service of the Company and may not compete directly or indirectly with us. These executive officers also agreed that in the event that his/her employment with us is terminated, for a period of two year following the date of his/her termination of employment, he/she will not contact, for any commercial purpose, or provide to a third party, information about clients or entities with which we were acquainted during the term of his employment with us. Subject to certain exceptions, either party may terminate the employment agreement upon 30 days prior written notice. Before April 1, 2009, we did not have any employment agreements with any of our executive officers.

The Company does not have change-in-control agreements with any of its directors or executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

OUTSTANDING EQUITY AWARDS AT FISCAL 2012 YEAR END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Handong Cheng (Principal Executive Officer)	59,840	-	-	1.20	November 29, 2021	-	-	-	-
Zhige Zhang (Principal Financial Officer)	16,500	-	-	1.20	November 29, 2021	-	-	-	-
George Kai Chu (Chief Operating Officer and Secretary)	7,740	-	-	1.20	November 29, 2021	-	-	-	-

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2012.

FISCAL 2012 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas MacLellan	60,000	-	-	-	-	-	60,000
Zhiqing Chen	6,000	-	-	-	-	-	6,000
Mototaka Watanabe	6,000	-	-	-	-	-	6,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of April 30, 2013, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Common Stock
Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Handong Cheng (3)(5)	7,659,672	34.43%
Zhige Zhang (3)(6)	7,594,662	34.21%
George Kai Chu (7)	81,610	*
Wen Hu (8)	142,840	*
Zhenghong Yang	-	-
Man Huang	-	-
Zhiqing Chen (9)	55,000	*
Watanabe Mototake (10)	55,000	*
Douglas MacLellan (11)	94,000	*
All Directors and Executive Officers as a Group (9 persons)	8,162,872	36.52%
Rise King Investments Limited (3)(4)	7,519,912	33.89%
Clear Jolly Holdings Limited (12)	1,279,080	5.77%
Xuanfu Liu (3)	7,519,912	33.89%
Sansar Capital Management, L.L.C. (13)	2,222,473	9.80%

* Less than one percent.

(1)  The address of each director and executive officer is c/o ChinaNet Online Holdings, Inc., No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing PRC 100195.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of April 30, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(3) Rise King Investments Limited (“Rise King”) is collectively owned by Handong Cheng, Xuanfu Liu and Zhige Zhang. As a result, Mr. Cheng, Mr. Liu and Mr. Zhang may be deemed to be beneficial owners of the shares of our common stock held by Rise King. Each of Mr. Cheng, Mr. Liu and Mr. Zhang disclaim such beneficial ownership, and nothing herein shall be deemed to be an admission that Mr. Cheng, Mr. Liu or Mr. Zhang is the beneficial owner of any such shares for any purpose. Information regarding this beneficial owner is furnished in reliance upon the Form 4, dated December 7, 2012.

(4) The business address of Rise King Investments Limited is P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.  Information regarding this beneficial owner is furnished in reliance upon the Schedule 13D, dated July 6, 2009.

(5) Consists of (i) 7,519,912 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Cheng; (ii) 79,920 shares of common stock owned directly by Mr. Cheng; and (iii) options to purchase up to 59,840 shares of the Company’s common stock that are exercisable within 60 days from the date hereof.

(6) Consists of (i) 7,519,912 shares of common stock of which are owned by Rise King and which are deemed to be beneficially owned by Mr. Zhang; (ii) 58,250 shares of common stock held directly by Mr. Zhang; and (iii) options to purchase up to 16,500 shares of the Company’s common stock that are exercisable within 60 days from the date hereof.

(7) Consists of (i) 73,870 shares of common stock and (ii) options to purchase up to 7,740 shares of the Company’s common stock that are exercisable within 60 days from the date hereof.

(8) Consists of (i) 114,280 shares of common stock and (ii) options to purchase up to 28,560 shares of the Company’s common stock that are exercisable within 60 days from the date hereof.

(9) Consists of (i) 50,000 shares of common stock and (ii) options to purchase up to 5,000 shares of the Company’s common stock that are exercisable within 60 days from the date hereof.

(10) Consists of (i) 50,000 shares of common stock and (ii) options to purchase up to 5,000 shares of the Company’s common stock that are exercisable within 60 days from the date hereof.

(11) Consists of (i) 50,000 shares of common stock and (ii) options to purchase up to 44,000 shares of the Company’s common stock that are exercisable within 60 days from the date hereof.

(12) The business address of Clear Jolly Holdings Limited is P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13D, dated July 6, 2009.

(13) Consists of (i) 1,722,473 shares of Common Stock and (ii) Series A-2 Warrants to purchase up to 500,000 shares, in the aggregate, of our Common Stock, subject to a 9.99% limitation on beneficial ownership of our Common Stock.  Percentage is computed assuming exercise of warrants held by the identified group, only.  Mr. Sanjay Motwani, portfolio manager has voting and dispositive power over the shares held by Sansar Capital Management.  Mr. Motwani may be deemed to beneficially own the shares of Common Stock held by Sansar Capital Management. Mr. Motwani disclaims beneficial ownership of such shares. The business address of Sansar Capital Management is 16 Raffles Quay #40-02, Hong Leong Building, Singapore 048581. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G, dated February 14, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

It is Company’s policy to not enter any transaction (other than compensation arrangements in the ordinary course) with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee (or a majority of its disinterested members).

The following related party transactions were incurred in the fiscal year ended December 31, 2012:

During the year ended December 31, 2012, we earned in the aggregate of approximately $197,000 advertising revenue from certain related parties, which were directly or indirectly owned by the Mr. Handong Cheng or Mr. Xuanfu Liu. We provide advertising services to these related parties in its normal course of business on the same terms as those provided to its unrelated advertising clients.

Director Independence

The Board has determined that Watanabe Mototake, Zhiqing Chen and Douglas MacLellan are “independent” under the current independence standards of  Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum Bernstein & Pinchuk LLP served as the Company’s independent accountants for fiscal 2012.

On July 30, 2009, the Company engaged Bernstein & Pinchuk LLP (“BP”) to serve as its independent auditor.  The decision to engage BP as the Company’s principal independent accountant was approved by the Board of Directors of the Company on July 30, 2009.  During the two fiscal years of the Company ended December 31, 2007 and 2008, and through the date of BP’s engagement, the Company did not consult BP regarding either: (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a “disagreement” or “reportable event” within the meaning set forth in Regulation S-K, Item 304(a)(1)(iv) or (a)(1)(v).

The practice of Bernstein & Pinchuk LLP (“B&P”), the Company’s independent registered public accounting firm, entered into a joint venture agreement with Marcum LLP and formed Marcum Bernstein & Pinchuk LLP (“MarcumBP”) in a transaction pursuant to which B&P merged its China operations into Marcum

BP and certain of the professional staff of B&P joined MarcumBP as employees of MarcumBP (the “Merger”). Accordingly, and solely as a result of the Merger, effective April 14, 2011 (the “Resignation Date”), B&P effectively resigned as the Company's independent registered public accounting firm and MarcumBP became the Company's independent registered public accounting firm. This change in the Company's independent registered public accounting firm was approved by the Audit Committee of the Company's Board of Directors on April 20, 2011.

There were no disagreements between the Company and B&P on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of B&P’s engagement up to the date of its resignation which disagreements that, if not resolved to B&P’s satisfaction, would have caused B&P to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements.  None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the two fiscal years of the Company ended December 31, 2009 and 2010 and subsequently up to the date of its resignation in 2011. The audit report of B&P on the financial statements of the Company as of December 31, 2009 and 2010 did not contain any adverse opinion or disclaimer of opinion, and such audit report was not qualified or modified as to uncertainty, audit scope or accounting principles.  At the time of the resignation, B&P provided us with a letter addressed to the SEC stating that it agreed with the above statements. This letter was filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on April 20, 2011.

Services and Fees of Independent Accountants

No fees were billed to the Company by Bernstein & Pinchuk LLP during the fiscal years ended December 31, 2012 and 2011.

Aggregate fees billed to the Company by Marcum Bernstein & Pinchuk LLP during the fiscal years ended December 31, 2012 and 2011 were as follows:

Fees	2012	2011
Audit Fees	$175,000	$155,000
Audit Related Fees	$50,000	$81,500
Tax Fees	$-	$-
All Other Fees	$8,500	$-
Total	$233,500	$236,500

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

Pre-Approval of Services

The Audit Committee must pre-approve all audit, review, attest and permissible non-audit services (including any permissible internal control-related services) to be provided to the company or its subsidiaries by the independent auditors. The Audit Committee may establish pre-approval policies and procedures in compliance with applicable SEC rules. All services described under the caption Services and Fees of Independent Accountants were pre-approved.

Part IV

ITEM 15          Exhibits and Financial Statement Schedules

Exhibit No.	Title of Document

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

14	Code of Ethics (6)
21.1	Subsidiaries of the Registrant + +
23.1	Consent of Marcum Bernstein & Pinchuk LLP + +
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document + +
101.SCH	XBRL Taxonomy Extension Schema + +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase + +
101.DEF	XBRL Taxonomy Extension Definition Linkbase + +
101.LAB	XBRL Taxonomy Extension Label Linkbase + +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase ++

+	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

++	Filed with the 2012 Annual Report.

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2010.

(8)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(9)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on May 11, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 16, 2011.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on September 11, 2012.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: April 30, 2013	By:	/s/Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2013	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2013	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: April 30, 2013	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 30, 2013	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: April 30, 2013	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director