Form 10-Q
period 2013-03-31
ChinaNet Online Holdings, Inc.
filed 2013-05-20
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer (Do not check if a smaller reporting company) [  ]   Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [x]

As of May 20, 2013 the registrant had 22,186,540 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013	December 31, 2012
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,792	$5,483
Term deposit	3,375	3,357
Accounts receivable, net	9,831	8,486
Other receivables, net	3,128	3,103
Prepayment and deposit to suppliers	14,822	14,596
Due from related parties	260	210
Other current assets	135	136
Deferred tax assets-current	42	50
Total current assets	35,385	35,421

Investment in and advance to equity investment affiliates	892	959
Property and equipment, net	1,501	1,636
Intangible assets, net	6,944	7,167
Goodwill	11,144	11,083
Deferred tax assets-non current	794	652
Total Assets	$56,660	$56,918

Liabilities and Equity
Current liabilities:
Accounts payable *	$219	$110
Advances from customers *	1,636	1,065
Accrued payroll and other accruals *	877	904
Payable for acquisition *	-	1,266
Taxes payable *	6,846	6,683
Other payables *	240	217
Total current liabilities	9,818	10,245

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	March 31, 2013	December 31, 2012
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,643	1,689
Long-term borrowing from director	139	139
Total Liabilities	11,600	12,073

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,186,540 shares at March 31, 2013 and December 31, 2012)	22	22
Additional paid-in capital	20,019	20,008
Statutory reserves	2,296	2,296
Retained earnings	19,535	19,505
Accumulated other comprehensive income	2,605	2,393
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	44,477	44,224

Noncontrolling interests	583	621
Total equity	45,060	44,845

Total Liabilities and Equity	$56,660	$56,918

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$6,990	$14,920
From related parties	59	15
	7,049	14,935
Cost of sales	4,467	12,538
Gross margin	2,582	2,397

Operating expenses
Selling expenses	788	689
General and administrative expenses	1,402	1,243
Research and development expenses	449	331
	2,639	2,263

Loss/(income) from operations	(57)	134

Other income (expenses)
Interest income	32	5
Other expenses	(1)	(1)
	31	4

Loss/(income) before income tax expense, equity method investments and noncontrolling interests	(26)	138
Income tax benefit/(expense)	86	(236)
Income/(loss) before equity method investments and noncontrolling interests	60	(98)
Share of losses in equity investment affiliates	(71)	(193)
Net loss	(11)	(291)
Net loss/(income) attributable to noncontrolling interests	41	(75)
Net income/(loss) attributable to ChinaNet Online Holdings, Inc.	30	(366)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS（CONTINUED）
(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2013	2012
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net loss	(11)	(291)
Foreign currency translation gain	215	263
Comprehensive income/(loss)	$204	$(28)
Comprehensive loss/(income) attributable to noncontrolling interests	38	(112)
Comprehensive income/(loss) attributable to ChinaNet Online Holdings, Inc.	$242	$(140)

Earnings/(loss) per share
Earnings/(loss) per common share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding:
Basic	22,186,540	22,182,584
Diluted	22,186,540	22,182,584

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(11)	$(291)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	418	409
Share-based compensation expenses	11	17
Allowances for doubtful debts	260	-
Share of losses in equity investment affiliates	71	193
Deferred taxes	(185)	(381)
Changes in operating assets and liabilities
Accounts receivable	(1,297)	(3,154)
Other receivables	(8)	261
Prepayment and deposit to suppliers	(406)	1,740
Due from related parties	(49)	48
Other current assets	(2)	(22)
Accounts payable	105	(56)
Advances from customers	564	1,162
Accrued payroll and other accruals	(29)	(133)
Due to related parties	-	(78)
Other payables	-	18
Taxes payable	127	630
Net cash (used in) provided by operating activities	(431)	363

Cash flows from investing activities
Purchases of vehicles and office equipment	(11)	(9)
Project development deposit to a third party	-	(2,452)
Payment for acquisition of VIEs	(1,272)	-
Net cash used in investing activities	(1,283)	(2,461)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Dividend paid to convertible preferred stockholders	-	(5)
Short-term loan borrowed from an equity investment affiliate	-	316
Net cash provided by financing activities	-	311

Effect of exchange rate fluctuation on cash and cash equivalents	23	56

Net decrease in cash and cash equivalents	(1,691)	(1,731)

Cash and cash equivalents at beginning of the period	5,483	10,695
Cash and cash equivalents at end of the period	$3,792	$8,964

Supplemental disclosure of cash flow information

Income taxes paid	$4	$15

Non-cash transactions:
Restricted stock and options granted for future service	$32	$74

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,387,927) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan. The Company’s share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in Shenzhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$3,979,878) to RMB22,000,000 (approximately US$3,502,292), resulted from a decrease in paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

On December 6, 2010, Rise King WFOE entered into a series of exclusive contractual arrangements, which were similar to the Contractual Agreements discussed above, with Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), a company incorporated under the PRC laws in December 2009 and primarily engaged in the advertising business, pursuant to which the Company, through its wholly owned subsidiary, Rise King WFOE obtained all of the equity owners' rights and obligations of Shanghai Jing Yang, and the ability to extract the profits from the operation and assume the residual benefits of Shanghai Jing Yang, and hence became the sole interest holder of Shanghai Jing Yang.  As of the date these contractual agreements were entered into, Shanghai Jing Yang did not have the resources necessary to conduct any business activities by itself and the carrying amount of the net assets of Shanghai Jing Yang which was all cash and cash equivalents approximate its fair value due to their short maturities. Therefore, Shanghai Jing Yang’s accounts were included in the Company’s consolidated financial statements with no goodwill recognized in accordance with ASC Topic 810 “Consolidation”.

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

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,591,951) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5%. As such, the Company ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

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

As of March 31, 2013, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,642	$4,275
Term deposit	3,375	3,357
Accounts receivable, net	9,778	8,392
Other receivables, net	2,988	2,921
Prepayment and deposit to suppliers	14,820	14,587
Due from related parties	57	49
Other current assets	37	35
Deferred tax assets-current	42	50
Total current assets	33,739	33,666

Investment in and advance to equity investment affiliates	849	916
Property and equipment, net	1,284	1,389
Intangible assets, net	6,934	7,152
Goodwill	11,144	11,083
Deferred tax assets-non current	613	511
Total Assets	$54,563	$54,717

Liabilities
Current liabilities:
Accounts payable	$219	$110
Advances from customers	1,635	1,065
Accrued payroll and other accruals	375	455
Due to Control Group	11	11
Payable for acquisition	-	1,266
Taxes payable	6,316	6,136
Other payables	199	196
Total current liabilities	8,755	9,239

Deferred tax Liabilities-non current	1,643	1,689
Total Liabilities	$10,398	$10,928

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the three months ended March 31, 2013, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$6,950,000, cost of sales of approximately US$4,467,000, operating expenses of approximately US$2,090,000 and net income before allocation to noncontrolling interests of approximately US$400,000.

For the three months ended March 31, 2012, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive loss includes sales of approximately US$14,896,000, cost of sales of approximately US$12,536,000, operating expenses of approximately US$1,655,000 and net income before allocation to noncontrolling interests of approximately US$233,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Summary of significant accounting policies

a)	Basis of presentation

The interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim consolidated financial information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, its consolidated results of operations for the three months ended March 31, 2013 and 2012, and its consolidated cash flows for the three months ended March 31, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2013	December 31, 2012

Balance sheet items, except for equity accounts	6.2816	6.3161

	Three Months Ended March 31,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.2858	6.3201

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the three months ended March 31, 2013 and 2012, advertising expenses for the Company’s own brand building were approximately US$24,000 and US$74,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2013 and 2012 were approximately US$449,000 and US$ 331,000, respectively.

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Company’s PRC subsidiary and VIEs are subject to examination by the relevant tax authorities. The Company did not have any material interest or penalties associated with tax positions for the three months ended March 31, 2013 and 2012, and did not have any significant unrecognized uncertain tax positions as of March 31, 2013 and December 31, 2012, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i)	Recent accounting standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Cash and cash equivalent

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Cash	801	893
Bank deposit	2,991	4,590
	3,792	5,483

5.	Term deposit

Term deposit as of March 31, 2013 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution of China, which management believes is of high credit quality. The interest rate of the term deposit is 3.5% per annual and the term deposit will mature on July 5, 2013.

6.	Accounts receivable, net

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	13,481	12,116
Allowance for doubtful debts	(3,650)	(3,630)
Accounts receivable, net	9,831	8,486

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2013, the Company provided approximately US$3,650,000 allowance for doubtful debts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the three months ended March 31, 2013, no additional allowance for doubtful debts was provided.

7.	Other receivables, net

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	2,388	2,375
Short-term loans to unrelated entities	478	475
Term deposit interest receivable	89	59
Staff advances for normal business purpose	173	194
Overdue contract guarantee deposits	420	158
Allowance for doubtful debts	(420)	(158)
Other receivables, net	3,128	3,103

Short-term loan for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$3,979,878) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” This TV series was produced in commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty). By participating in this TV series, the Company’s logo will be shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn since September 2011 and continues to sell its broadcasting rights to other provincial TV channels for additional exposure. For the years ended December 31, 2012 and 2011, the Company has collected an aggregate of RMB10,000,000 (approximately US$1,591,951) from the borrower. In accordance with the communication between the Company and the borrower, the Company has extended the term of this loan from December 31, 2012 to December 31, 2013, as this TV series is still selling its broadcasting rights to TV stations and other media and the Company has agreed a repayment schedule with the borrower, which is within one year. The Company will continue to assess the collectability of this loan and if an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

For all advertising resources purchasing contracts signed by the Company with its resource providers, the Company is required to make contract guarantee deposits, which are either used to pay the actual contract amount of resources used in the last month of each contract period or to be refunded to the Company of the remaining balance upon expiration of the contract. Overdue contract guarantee deposits represented the portion of the contract guarantee deposits, which related advertising resources purchasing contracts had been completed as of each of the reporting dates. Based on the assessment of the collectability of these overdue contract guarantee deposits as of March 31, 2013, the Company provided approximately US$420,000 allowance for doubtful debts, which was related to the contract guarantee deposits of its TV advertising business segment. For the three months ended March 31, 2013, approximately US$260,000 allowance for doubtful debts was provided.

8.	Prepayments and deposit to suppliers

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantees to TV advertisement and internet resources providers	8,367	9,463
Prepayments to TV advertisement and internet resources providers	6,372	5,069
Other deposits and prepayments	83	64
	14,822	14,596

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

9.	Due from related parties

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	46	53
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	134	87
Beijing Telijie Century Environmental Technology Co., Ltd.	80	70
	260	210

These related parties are directly or indirectly owned by Mr. Handong Cheng, Mr. Xuanfu Liu or Ms. Li Sun (acting as nominee for Mr. Zhige Zhang), the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising services to these related parties in its normal course of business on the same terms as those provided to its unrelated advertising clients. Due from related parties represented the outstanding receivables for the advertising services that the Company provided to these related parties as of each of the reporting date.

10.	Investment in and advance to equity investment affiliates

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	849	916
Advance to equity investment affiliates	43	43
	892	959

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the three months ended March 31, 2013:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2012 (audited)	492	467	959
Share of losses in equity investment affiliates	(26)	(45)	(71)
Exchange translation adjustment	2	2	4
Balance as of March 31, 2013 (unaudited)	468	424	892

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company. Shenzhen Mingshan was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,387,927) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s share of equity interest decreased from 51% to 20.4% accordingly. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$3,979,878) to RMB22,000,000 (approximately US$3,502,292), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

For the three months ended March 31, 2013 and 2012, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$26,000 and US$83,000, respectively. These losses recognized were reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheets.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company. Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through December 29, 2011. On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,591,951) in cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s share of equity interest decreased from 51% to 25.5% accordingly.

For the three months ended March 31, 2013 and 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$45,000 and US$110,000, respectively, which was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Property and equipment, net

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	930	925
Office equipment	1,500	1,481
Electronic devices	1,212	1,205
Property and equipment, cost	3,642	3,611
Less: accumulated depreciation	(2,141)	(1,975)
Property and equipment, net	1,501	1,636

Depreciation expenses in the aggregate for the three months ended March 31, 2013 and 2012 were approximately US$155,000 and $148,000, respectively.

12.	Intangible assets, net

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Trade name	311	309
Domain name	1,538	1,529
Intangible assets subject to amortization:
Contract backlog	197	196
Customer relationship	3,453	3,434
Non-compete agreements	1,366	1,358
Software technologies	326	325
Cloud-computing based software platforms	1,478	1,470
Other computer software	76	76
Intangible assets, cost	8,745	8,697
Less: accumulated amortization	(1,801)	(1,530)
Intangible assets, net	6,944	7,167

Amortization expenses in aggregate for the three months ended March 31, 2013 and 2012 were approximately US$263,000 and US$262,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of March 31, 2013, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$771,000 for the nine months ended December 31, 2013, approximately US$1,027,000 per year through December 31, 2015, approximately US$988,000 for the year ended December 31, 2016 and approximately US$498,000 for the year ended December 31, 2017.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2012 (audited)	11,083
Exchange translation adjustment	61
Balance as of March 31, 2013 (unaudited)	11,144

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Accrued payroll and other accruals

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	460	538
Accrued operating expenses	417	366
	877	904

15.	Payable for acquisition

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Sou Yi Lian Mei	-	1,266

Payable for acquisition as of December 31, 2012 represented the outstanding balance payment of approximately RMB8.0 million for the acquisition of the 49% equity interest of Sou Yi Lian Mei that was consummated in September 2012, which was paid to the former shareholder of Sou Yi Lian Mei during the three months ended March 31, 2013.

16.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the three months ended March 31, 2013, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the three months ended March 31, 2013 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the three months ended March 31, 2013 and 2012, the applicable income tax rate for Rise King WFOE was both 12.5%. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●
Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15%. Business Opportunity Online’s High and New Technology Enterprise certificate would expire on September 4, 2012. On July 9, 2012, Business Opportunity Online passed the administrative review conducted by the related PRC governmental authorities for obtaining the renewed certificate, which enabled it to continue to enjoy the 15% preferential income tax rate as a High and New Technology Enterprise. Therefore, for the three months ended March 31, 2013 and 2012, the applicable income tax rate of Business Opportunity Online was both 15%.

●
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption for fiscal year 2012 and 2013, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. Therefore, for the three months ended March 31, 2013, the applicable income tax rate of Business Opportunity Online Hubei is nil%. For the three months ended March 31, 2012, Business Opportunity Online Hubei was still in the process of applying its software company qualification. Therefore, Business Opportunity Online Hubei accrued its income tax expense for the period using a 25% income tax rate, which was subsequently reversed upon being qualified as a software company in June 2012.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the three months ended March 31, 2013 and 2012.

●
The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Rise King WFOE is invested by immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

For the three months ended March 31, 2013 and 2012, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

From January 1, 2012 through August 31, 2012 (for the Company’s PRC operating entities incorporated in Beijing) or October 31, 2012 (for the Company’s PRC operating entities incorporated in Fujian province) or November 30, 2012 (for the Company’s PRC operating entities incorporated in Hubei province), revenue from advertising services is subject to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in, and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue from internet technical services was subjected to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 31, 2012, the Ministry of Finance (the “MOF”) and the State Administration of Taxation (the “SAT”) of the PRC jointly promulgated a “Circular on Launching the Pilot Collection of Value Added Tax in lieu of Business Tax in Transportation and Certain Areas of Modern Services Industries in Eight Provinces and Municipalities Including Beijing” (“Circular Cai Shui [2012] No. 71”), pursuant to which a business tax to value added tax (the “VAT”) transformation pilot program was launched. The implementation date for Beijing is September 1, 2012, for Fujian province, November 1, 2012, and for Hubei province, December 1, 2012. Other circulars such as “Circular on Carrying out the Pilot Collection of Value Added Tax in Lieu of Business Tax to be imposed on Transportation Industry and Part of Modern Services Industry in Shanghai” (“Circular Cai Shui [2011] No. 111”) jointly promulgated by the MOF and the SAT on November 16, 2011 which contains detailed implementation measures for such VAT pilot program apply to the locations including Beijing, Fujian province and Hubei province. In accordance with the Circular Cai Shui [2011] No. 111, the VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, beginning on September 1, 2012, for the Company’s PRC operating subsidiary and VIEs incorporated in Beijing, November 1, 2012, for the Company’s PRC operating VIEs incorporated in Fujian province, and December 1, 2012, for the Company’s PRC operating VIEs incorporated in Hubei province, service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

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

As of March 31, 2013 and December 31, 2012, taxes payable consists of:

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	2,656	2,609
Enterprise income tax payable	4,190	4,074
	6,846	6,683

For the three months ended March 31, 2013 and 2012, the Company’s income tax benefit / (expense) consisted of:

	Three Months Ended March 31,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	(99)	(617)
Deferred-PRC	185	381
	86	(236)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax liabilities at March 31, 2013 and changes for the three months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2012 (audited)	1,689
Reversal during the period	(55)
Exchange translation adjustment	9
Balance as of March 31, 2013 (unaudited)	1,643

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in 2011. Reversal for the three months ended March 31, 2013 of approximately US$55,000 was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	3,110	2,929
Bad debts provision	895	824
Valuation allowance	(3,169)	(3,051)
	836	702

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	42	50
Deferred tax assets reclassified as non-current asset	794	652
	836	702

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$6,499,000 and US$6,363,000 at March 31, 2013 and December 31, 2012, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2033. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$4,959,000 and US$4,093,000 at March 31, 2013 and December 31, 2012, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2018. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse. No valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will be realized through sufficient future earnings of the entities to which the operating losses relate.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2013, the bad debts provision recorded by the Company’s PRC subsidiary and VIEs were approximately US$4,070,000. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate in.

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

17.	Long-term borrowing from director

	March 31, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	139	139

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

18.	Warrants

The Company issued warrants in its August 2009 Financing. Warrants issued and outstanding at March 31, 2013 and changes during the three months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2012 (audited)	2,363,456	$3.52	1.63	2,363,456	$3.52	1.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2013 (unaudited)	2,363,456	$3.52	1.39	2,363,456	$3.52	1.39

19.	Restricted Net Assets

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2013 and December 31, 2012, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$5.5 million.

The current PRC Enterprise Income Tax (“EIT”) Law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Rise King WFOE is invested by its immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2013 and December 31, 2012, there was approximately US$38.5 million and US$38.1 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.5 million and US$2.4 million statutory reserve funds as of March 31, 2013 and December 31, 2012, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$5.5 million restricted net assets as of March 31, 2013 and December 31, 2012, as discussed above.

20.	Related party transactions

Revenue from related parties:

	Three Months Ended March 31,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	44	14
-Beijing Fengshangyinli Technology Co., Ltd.	2	1
-Beijing Telijie Century Environmental Technology Co., Ltd.	13	-
	59	15

21.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$120,000 and US$104,000 for the three months ended March 31, 2013 and 2012, respectively.

22.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of March 31, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China and Hong Kong Special Administrative Region of the PRC, which management believes are of high credit quality.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

For the three months ended March 31, 2013, one customer accounted for 10% of the Company’s sales. For the three months ended March 31, 2012, three customers accounted for 25%, 20% and 17% of the Company’s sales, respectively. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, two customers both accounted for 11% of the Company’s accounts receivables, individually. As of December 31, 2012, one customer accounted for 10% of the Company’s accounts receivables. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2013 and December 31, 2012, respectively.

Concentration of suppliers

For the three months ended March 31, 2013, two suppliers individually accounted for 47% and 24% of the Company’s cost of sales, respectively. For the three months ended March 31, 2012, two suppliers individually accounted for 65% and 17% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended March 31, 2013 and 2012, respectively.

23.	Commitments

The following table sets forth the Company’s operating lease commitment as of March 31, 2013:

Office Rental
US$(’000)
(Unaudited)
Nine months ending December 31,
-2013	369
Year ending December 31,
-2014	295
-2015	295
-2016	74
Total	1,033

24.	Segment reporting

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	3,811	2,638	69	531	-	-	7,049
Cost of sales	1,644	2,500	-	323	-	-	4,467
Total operating expenses	1,583	382	53	244	377 *	-	2,639
Depreciation and amortization expense included in total operating expenses	257	12	53	54	42	-	418
Operating income (loss)	584	(244)	16	(36)	(377)	-	(57)

Share of losses in equity investment affiliates	-	-	-	(45)	(26)	-	(71)
Expenditure for long-term assets	6	-	-	-	5	-	11
Net income (loss)	665	(259)	16	(72)	(361)	-	(11)
Total assets – March 31, 2013	38,079	16,437	547	7,256	15,895	(21,554)	56,660

*Including approximate US$11,000 share-based compensation expenses.

Three Months Ended March 31, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	4,345	10,369	71	150	-	-	14,935
Cost of sales	2,092	10,344	6	96	-	-	12,538
Total operating expenses	1,514	160	52	70	467 *	-	2,263
Depreciation and amortization expense included in total operating expenses	258	17	52	54	28	-	409
Operating income (loss)	739	(135)	13	(16)	(467)	-	134

Share of losses in equity investment affiliates	-	-	-	(110)	(83)	-	(193)
Expenditure for long-term assets	9	-	-	-	-	-	9
Net income (loss)	432	(112)	13	(121)	(503)	-	(291)
Total assets – March 31, 2012	42,061	17,206	753	5,302	16,389	(22,557)	59,154

*Including approximate US$16,833 share-based compensation expenses.

25.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of US dollars):

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net income/(loss) attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$30	$(366)

Weighted average number of common shares outstanding - Basic	22,186,540	22,182,884
Effect of diluted securities:
Warrants and options	-	-
Weighted average number of common shares outstanding -Diluted	22,186,540	22,182,884

Earnings/(loss) per share-Basic	$0.00	$(0.02)
Earnings/(loss) per share-Diluted	$0.00	$(0.02)

For the three months ended March 31, 2013, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

For the three months ended March 31, 2012 the diluted earnings per share calculation did not include the warrants and options to purchase up to 3,005,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

26.	Share-based compensation expenses

The Company engaged MZHCI, LLP (“MZ-HCI”) to provide investor relations services for a 24-month period commencing on January 1, 2012. As additional compensation, the Company granted 80,000 restricted shares of the Company’s common stock to MZ-HCI. These shares were valued at $1.05 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the three months ended March 31, 2013 and 2012 was both US$10,500.

On November 30, 2009, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 54,000 shares of the Company’s common stock at an exercise price of US$5.00 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 24-month period from the date of grant. Unexercised options will expire on November 29, 2014.

On November 30, 2011, under the Company’s 2011 Omnibus Securities and Incentive Plan, the Company issued its management, employees and directors in the aggregate of 885,440 options to purchase up the same number of the company’s common stock at an exercise price of US$1.20 per share. These options were fully vested and exercisable upon issuance and subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. Unexercised options will expire on November 29, 2021.

Options issued and outstanding at March 31, 2013 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2012 (audited)	939,440	8.51	$1.42	939,440	8.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2013 (unaudited)	939,440	8.26	$1.42	939,440	8.26	$1.42

The aggregate unrecognized share-based compensation expenses as of March 31, 2013 and 2012 is approximately US$32,000 and US$74,000, respectively.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,387,927) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in Shenzhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$3,979,878) to RMB22,000,000 (approximately US$3,502,292), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, our share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and we continued to retain significant influence over Shenzhen Mingshan. Therefore, as of March 31, 2013, Shenzhen Mingshan was an equity investment affiliate of ours.

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

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,591,951) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5%.  As such, we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of March 31, 2013, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the SEC, and include the accounts of our Company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our interim consolidated financial statements, you should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Three Months Ended March 31,
	2013	2012
	US$	US$
	(Unaudited)	(Unaudited)

Sales	$6,990	$14,920
From unrelated parties	59	15
From related parties	7,049	14,935
Cost of sales	4,467	12,538
Gross margin	2,582	2,397

Operating expenses
Selling expenses	788	689
General and administrative expenses	1,402	1,243
Research and development expenses	449	331
	2,639	2,263

Loss/(income) from operations	(57)	134

Other income (expenses)
Interest income	32	5
Other expenses	(1)	(1)
	31	4
Loss/(income) before income tax expense, equity method investments and noncontrolling interests	(26)	138
Income tax benefit/(expense)	86	(236)
Income/(loss) before equity method investments and noncontrolling interests	60	(98)
Share of losses in equity investment affiliates	(71)	(193)
Net loss	(11)	(291)
Net loss/(income) attributable to noncontrolling interests	41	(75)
Net income/(loss) attributable to ChinaNet Online Holdings, Inc.	30	(366)

Earnings/(loss) per share
Earnings/(loss) per common share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding:
Basic	22,186,540	22,182,584
Diluted	22,186,540	22,182,584

Revenue

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
Revenue type

Internet advertisement	$3,711	52.7%	$4,306	28.8%
Technical services	100	1.4%	39	0.3%
TV advertisement	2,638	37.4%	10,369	69.4%
Bank kiosks	69	1.0%	71	0.5%
Brand management and sales channel building	531	7.5%	150	1.0%
Total	$7,049	100%	$14,935	100%

Total Revenues: Our total revenues decreased to US$7.05 million for the three months ended March 31, 2013 from US$14.9 million for the three months ended March 31, 2012, representing a 52.8% decrease. This decrease is primarily due to the significant decrease in low margin TV advertising revenue during the three months ended March 31, 2013 as compared to the same period of last year.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. We also derive revenue from the sale of advertising time purchased from different TV programs. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the three months ended March 31, 2013 and 2012, our service revenue from related parties in the aggregate was less than 1% of the total revenue we achieved for each respective reporting period.

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

As a result of the research and development activities conducted and managed by Rise King WFOE, beginning in December 2009, our WFOE began providing a number of value added technical services and management systems to our internet advertisement customers, which services enhance the quality and performance of the internet advertising services provided by Business Opportunity Online. These value added technical services are primarily online technical management systems and platforms. Customers use these technical services to analyze, monitor and manage their advertisements on our key advertising portal, 28.com, their other traffic generating activities and their online marketing campaign activities. Revenues generated by Rise King WFOE are from the provision of technical and management systems including tools, databases and services developed and managed by Rise King WFOE to analyze, monitor and manage a customer’s advertisements on our key advertising portal, 28.com, their traffic generating activities, and their online marketing campaign activities. Most of these services are based on fixed price terms; revenues are then generated and recognized from the use of the online management system and tools on a periodic basis, together with the satisfaction of other applicable performance thresholds, if specified. Rise King WFOE’s customers are similar to our internet advertising customers, with approximately 70% of the WFOE’s customers also being customers of our internet advertisement services. The other 30% of Rise King WFOE’s customers do not directly advertise on our web portal but use Rise King WFOE’s management systems and the internet information collected from our key advertising web portal to monitor and manage their traffic generating activities and online marketing campaign activities. These value added technical services, operated and managed by Rise King WFOE, are primarily developed and offered as additions to the internet advertisement services provided by Business Opportunity Online. The revenue generating activities conducted by Rise King WFOE are not prohibited under the known and existing PRC laws and regulations, as our WFOE is providing value-added technical services to our clients, and is not engaged in the internet advertising business or any other business that is subject to obtaining an Internet Content Provider License. For the internet advertisement services conducted by our VIE, Business Opportunity Online, customers use our internet advertising portal, www. 28.com, to place internet advertisements in different formats, such as: banners, links, logos, buttons, as well as mini-sites. Customers get internet visits and messages from their advertisements placed on our portal. For the value added technical services provided by our WFOE, customers primarily use the technical and management systems offered by it to analyze, monitor and manage their advertisements and traffic generating activities on our advertising portal. For example, Rise King WFOE’s customers can use our management tools to obtain analysis of messages and sales leads received from their internet advertising.

The tables below summarize the revenues, cost of sales, gross margin and net income/(loss) generated from each of our VIEs and subsidiaries for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	53	47	-	100
Business Opportunity Online and subsidiaries	4,127	12	-	4,139
Beijing CNET Online and subsidiaries	2,810	-	-	2,810
Shanghai Jing Yang	-	-	-	-
Total revenue	6,990	59		7,049

For the three months ended March 31, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	-	100
Business Opportunity Online and subsidiaries	2,026	2,113
Beijing CNET Online and subsidiaries	2,441	369
Shanghai Jing Yang	-	-
Total	4,467	2,582

For the three months ended March 31, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(275)
Business Opportunity Online and subsidiaries	663
Beijing CNET Online and subsidiaries	(262)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(136)
Total net loss before allocation to the noncontrolling interest	(11)

For the three months ended March 31, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	39	-	-	39
Business Opportunity Online and subsidiaries	12,668	15	-	12,683
Beijing CNET Online and subsidiaries	2,213	-	-	2,213
Shanghai Jing Yang	-	-	-	-
Total revenue	14,920	15	-	14,935

For the three months ended March 31, 2012:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	2	37
Business Opportunity Online and subsidiaries	10,325	2,358
Beijing CNET Online and subsidiaries	2,211	2
Shanghai Jing Yang	-	-
Total	12,538	2,397

For the three months ended March 31, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(319)
Business Opportunity Online and subsidiaries	413
Beijing CNET Online and subsidiaries	(179)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(205)
Total net loss before allocation to the noncontrolling interest	(291)

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●
Internet advertising revenues for the three months ended March 31, 2013 were approximately US$3.7 million as compared to US$4.3 million for the same period in 2012. Excluding the business tax expenses which was included in revenue before the launching of the Pilot Collection of Value Added Tax in lieu of Business Tax commencing on September 1, 2012 in Beijing, November 1, 2012 in Fujian province and December 1, 2012 in Hubei province of approximately US$0.21 million for the three months ended March 31, 2012, our internet advertising revenue decreased by approximately 9% for the three months ended March 31, 2013, as compared to the same period of last year. This decrease was primarily due to a decrease in the average internet advertising spending per customer caused by the general decline of China’s economy continued to the first fiscal quarter of 2013.

●
Revenues generated from technical services offered by Rise King WFOE were US$0.10 million for the three months ended March 31, 2013 as compared to US$0.04 million for the same period in 2012. Due to unexpectedly economic difficulties began from the second quarter of 2011, which only marginally improved in 2012 and the first quarter of 2013, with no significant changes in the overall economy, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly. In response to the overall economic downturn in China, and from the second half of 2011, majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above. Therefore, for both the three months ended March 31, 2013 and 2012, our technical services revenue generated by Rise King WFOE was insignificant.

●
Our TV advertising revenue decreased significantly to US$2.64 million for the three months ended March 31, 2013 from US$10.37 million for the same period in 2012. We generated this US$2.64 million in TV advertising revenue by selling approximately 1,864 minutes of advertising time that we purchased from different provincial TV stations as compared with approximately 10,396 minutes we sold in the same period of 2012. For the three months ended March 31, 2012, we had significantly increased the quantity of time slots purchased from TV stations as compared with previous years with the purpose to strategically bind the cooperating with the TV station for the launching of our entrepreneurial reality show, and consecutively to facilitate more general public visits to our entrepreneurial website, Chuanye.com, create additional traffic on our advertising portals, 28.com and Liansuo.com, and to monetize more branded larger size small and medium enterprises for our services and secure our competitive advantage and resources in the TV business segment against our competitors in concordance. However, due to the Chinese New Year holiday effect in the first quarter of each fiscal year, which is correspondingly considered to be the slowest time of the year, we had to strategically bundle the time slots at cost for other quarter’s slots in order to achieve the expected sale results. Therefore, we achieved only 0.2% gross margin for this segment for the three months ended March 31, 2012. For the three months ended March 31, 2013, in consideration of the Chinese New Year holiday effect, we kept limited TV time slots at an affordable cost to the needed customers at an agreed profitable price, which enabled us to improve the gross margin for this business segment to 5% for the period. We will continue to monitor our customers’ needs of the TV advertising services and improve the profitability of this business segment in 2013.

●
For the three months ended March 31, 2013 and 2012, we earned both approximately US$0.07 million of revenue from the bank kiosk business segment. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is on expanding internet business. The kiosk business’ many details still need to be further analyzed and confirmed before allocating more capital to this business unit. Therefore, it was not a significant contributor to revenue for either the three months ended March 31, 2013 or 2012. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

●
For the three months ended March 31, 2013, we achieved approximately US$0.53 million service revenue from our brand management and sales channel building segment as compared to US$0.15 million service revenue generated in the same period of 2012, which was primarily due to different number of projects engaged and completed in these periods. Due to the estimated slow recovery of economy in 2013 and the fact that management’s primary focus is on expanding internet business, we only expect moderate growth in this business segment in 2013.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2013			2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$3,711	$1,644	56%	$4,306	$2,090	51%
Technical service	100	-	100%	39	2	95%
TV advertisement	2,638	2,500	5%	10,369	10,344	0.2%
Bank kiosk	69	-	100%	71	6	92%
Brand management and sales channel building	531	323	39%	150	96	36%
Total	$7,049	$4,467	37%	$14,935	$12,538	16%

Cost of revenues: Our total cost of revenues decreased to US$4.47 million for the three months ended March 31, 2013 from US$12.54 million for the same period in 2012. This was primarily due to the significant decrease in costs associated with our TV advertisement business segment, which was in line with the decrease in our TV advertisement revenue as discussed above. Our cost of revenues related to the offering of our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services.

●
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, such as: Baidu, Google and Tecent (QQ). Our purchasing of these internet resources in large volumes for ultimate use by our customers allowed us to negotiate discounts with our suppliers. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites. For the three months ended March 31, 2013 and 2012, our total cost of sales for internet advertising was US$1.64 million and US$2.09 million, respectively. Excluding the business tax expenses which was included in cost of sales before the launching of the Pilot Collection of Value Added Tax in lieu of Business Tax commencing on September 1, 2012 in Beijing, November 1, 2012 in Fujian province and December 1, 2012 in Hubei province of approximately US$0.21 million for the three months ended March 31, 2012, our internet advertising cost decreased by approximately 12% for the three months ended March 31, 2013 as compared to the same period of last year. The decrease in our internet advertising cost was in line with the decrease of our internet advertising revenue as discussed above, and partially benefited from our efforts in, first, actively engaging in mobile marketing tools, such as Weibo and WeChat; second, actively participating in various franchise exhibitions and other related events, which indirectly promoted our brand recognition, and in return created additional traffic to our advertising portals and enabled us to save certain of our internet resources cost. As a result, our gross profit ratio for internet advertising revenue increased to 56% for the three months ended March 31, 2013 from 51% for the same period of last year.

●
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$2.5 million and US$10.3 million for the three months ended March 31, 2013 and 2012, respectively. The significant decrease in our total TV advertisement time cost was in line with the significant decrease of TV advertising revenue for the three months ended March 31, 2013 as compared to that in the same period of 2012, as discussed above.

●	Cost recognized for Brand management and sales channel building business segment mainly consisted of director labor cost for providing these services to our customers.

Gross Profit

As a result of the foregoing, our gross profit was US$2.6 million for the three months ended March 31, 2013 as compared to US$2.4 million for the same period in 2012. Our overall gross margin increased to 37% for the three months ended March 31, 2013 as compared with 16% for the same period in 2012. This increase is a direct result of the significant decrease in the low margin TV advertising revenue, which accounted for approximately 37% of our total revenue for the three months ended March 31, 2013 as compared to 69% in the same period of 2012.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$7,049	100%	$14,935	100%
Gross Profit	2,582	37%	2,397	16%
Selling expenses	788	11%	689	5%
General and administrative expenses	1,402	20%	1,243	8%
Research and development expenses	449	6%	331	2%
Total operating expenses	$2,639	37%	$2,263	15%

Operating Expenses:   Our operating expenses increased to US$2.64 million for the three months ended March 31, 2013 from US$2.26 million for the same period of 2012.

●
Selling expenses: Selling expenses increased to US$0.79 million for the three months ended March 31, 2013 from US$0.69 million for the same period of 2012. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the three months ended March 31, 2013, the change in our selling expenses was primarily due to the following reasons: (1) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.08 million, primarily due to expansion of our sales department; (2) the increase in website server hosting and broadband leasing expense of approximately US$0.07 million to enhance the safety of our network platforms; and (3) the decrease in our brand development advertising expenses for our advertising web portals of approximately US$0.05 million. Due to the current economic downturn, the increase of TV advertising cost and our overall cost reduction plan, we decided to slow down the brand-building activities until the recovery of the economy based on the factor that our key advertising web portal, 28.com, has been already recognized as one of the most popular Chinese internet portals providing internet advertising and marketing services with sales leads, and other value-added services to SMEs, particularly for small and medium-sized franchisors, in the PRC, by the investment we made in brand building over previous years. In 2013, we will continue to actively participate in both domestic and international franchise exhibitions and in government supported employment promotion programs, which are considered as more cost-effective ways for our continue brand building efforts.

●
General and administrative expenses: General and administrative expenses increased to US$1.40 million for the three months ended March 31, 2013 from US$1.24 million for the same period in 2012. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the three months ended March 31, 2013, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: office supplies, travelling expenses and entertainment expenses of approximately US$0.05 million, due to the cost reduction plan executed by management; (2) the increase in allowances for doubtful debts of approximately US$0.26 million related to our overdue TV advertising contract guarantee deposits; and (3) the decrease in professional service (such as: investor relations, legal, etc.) charges of approximately US$0.05 million, primarily due to decrease in the related services required from these parties as compared to the same period of last year.

●
Research and development expenses: Research and development expenses increased to US$0.45 million for the three months ended March 31, 2013 from US$0.33 million for the same period of 2012. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase in research and development expenses for the three months ended March 31, 2013 was primarily due to the increase in the research and development activities related to the cloud-based application software and the new mobile platform for internet advertising during the period.

Loss/(income) from opeatings: As a result of the foregoing, we incurred a loss from operations of approximately US$0.06 million for the three months ended March 31, 2013 as compared to an income from operations of approximately US$0.13 million for the same period in 2012.

Interest income: For the three months ended March 31, 2013, we earned approximately US$0.03 million interests income which primarily contributed from the approximately US$3.4 million term deposit we placed in one of the major financial institutions in the PRC.

Loss/(income) before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, we incurred a loss before income tax expense, equity method investment and noncontrolling interest of approximately US$0.03 million for the three months ended March 31, 2013 as compared to an income before income tax expense, equity method investment and noncontrolling interest of approximately US$0.14 million for the same period in 2012.

Income Tax benefit/(expenses): We recognized a net income tax benefit of approximately US$0.09 million and a net income tax expense of approximately US$0.24 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, current income tax expense was approximately US$0.10 million and US$0.62 million, respectively. The decrease in the current income tax expense was primarily due to the decrease in the effective income tax rates of Business Opportunity Online Hubei for the three months ended March 31, 2013. Business Opportunity Online was still in the process applying its software company qualification during the three months ended March 31, 2012 and used 25% to accrue its income tax expense for the period. For the three months ended March 31, 2013, our net income tax benefit also included an approximately US$0.06 million deferred income tax benefit in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and an approximately US$0.13 million net deferred income tax benefit in relation to the net operating loss incurred by our PRC operating VIEs for the three months ended March 31, 2013, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended March 31, 2012, our net income tax expense also included an approximately US$0.05 million deferred income tax benefit in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and an approximately US$0.33 million deferred income tax benefit in relation to the net operating loss incurred by our PRC operating VIEs for the three months ended March 31, 2012, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Income/(loss) before equity method investments and noncontrolling interests: As a result of the foregoing, our income before equity method investments and noncontrolling interests was approximately US$0.06 million as compared to a loss before equity method investments and noncontrolling interests of approximately US$0.10 million for the three months ended March 31, 2012.

Share of losses in equity investment affiliates: For the three months ended March 31, 2013, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.026 and US$0.045 million, respectively. For the three months ended March 31, 2012, we beneficially own 20.4% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.08 and US$0.11 million, respectively.

Net loss: As a result of the foregoing, our net loss incurred for the three months ended March 31, 2013 and 2012 was approximately US$0.01 million and US$0.29 million, respectively.

Loss/(inome) attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In December 2011, we, through one of our operating VIEs, acquired a 51% equity interest in Sou Yi Lian Mei and Sou Yi Lian Mei became a majority-owned VIE of ours until September 2012, when we acquired the remaining 49% equity interest in it. For the three months ended March 31, 2013, the aggregate net losses allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.04 million. For the three months ended March 31, 2012 the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.08 million, and net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.16 million. Given the foregoing, net amount recognized as net income attributable to noncontrolling interests for the three months ended March 31, 2012 was approximately US$0.08 million.

Net income/(loss) attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by the net loss/(income) attributable to the noncontrolling interest shareholders as discussed above yields the net income/(loss) attributable to ChinaNet Online Holdings, Inc. Our net income attributable to ChinaNet Online Holdigs, Inc. was approximately US$0.03 million for the three months ended March 31, 2013 as compared to a net loss attributable to ChinaNet Online Holdings, Inc. of approximately US$0.37 million for the three months ended March 31, 2012.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2013, we had cash and cash equivalents of approximately US$3.8 million and we also have approximately US$3.4 million of term deposit placed in one of the major financial institutions in China which will expire in July 2013.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	Amounts in thousands of US dollars

Net cash (used in) provided by operating activities	$(431)	$363
Net cash used in investing activities	(1,283)	(2,461)
Net cash provided by financing activities	-	311
Effect of foreign currency exchange rate changes on cash	23	56
Net decrease in cash and cash equivalents	$(1,691)	$(1,731)

Net cash (used in) provided by operating activities:

For the three months ended March 31, 2013, our net cash used in operating activities of approximately US$0.43 million were primarily attributable to:

(1)
net income excluding an approximately US$0.19 million net deferred income tax benefit, a US$0.50 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates, and a US$0.26 million of allowances for doubtful debts of approximately US$0.56 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.11 million;

-	advances from customers increased by approximately US$0.56 million; and

-	taxes payable increased by approximately US$0.13 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$1.35 million;

-	prepayment to suppliers increased by approximately US$0.41 million; and

-	net increase in other current assets and decease in other current liabilities of approximately US$0.04 million.

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

-	advances from customers increased by approximately U$S1.16 million; and

-	taxes payable increased by approximately US$0.63 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$3.11 million;

-	due to related parties decreased by approximately US$0.08 million, due to returning the nominal shareholders of Shanghai Jing Yang for their original paid-in capital contribution;

-	accrued payroll and other accruals decreased by approximately US$0.13 million; and

-	net increase in other current assets and decease in other current liabilities of approximately US$0.08 million.

Net cash used in investing activities:

For the three months ended March 31, 2013, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.01 million for purchasing of general office equipments; and (2) we paid approximately US$1.27 million to settle the outstanding payment for the acquisition of the 49% equity interest in Sou Yi Lian Mei. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.28 million for the three months ended March 31, 2013.

For the three months ended March 31, 2012, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.01 million for purchasing of general office equipments; and (2) we made an approximately US$2.45 million project development deposit to a third party project development and management company for the participation of the Xiaogan TMT Zone development and management. This TMT zone is intended to become the headquarters for the SMEs, especially the small and medium sized franchising business, with all the supporting TMT services. The deposit is refundable subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone. If after evaluation, further involvement in the development is not economical or efficient for us and we decide to exit, the deposit will be refunded within year 2012. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.46 million for the three months ended March 31, 2012.

Net cash provided by financing activities:

For the three months ended March 31, 2013, no cash generated from financing activities or spent for financing activities.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of March 31, 2013 and December 31, 2012,  net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$5.5 million.

The current PRC Enterprise Income Tax (“EIT”) Law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Rise King WFOE is invested by its immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

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

As of March 31, 2013 and December 31, 2012, there were approximately US$38.5 million and US$38.1 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.5 million and US$2.4 million statutory reserve funds as of March 31, 2013 and December 31, 2012, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$5.5 million restricted net assets as of March 31, 2013 and December 31, 2012, as discussed above.

C.	OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The exhibits listed on the Exhibit Index below are provided as part of this report.

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

CHINANET ONLINE HOLDINGS, INC.

Date: May 20, 2013	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)