Form 10-Q
period 2013-06-30
ChinaNet Online Holdings, Inc.
filed 2013-08-14
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

As of August 14, 2013 the registrant had 22,226,540 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,392	$5,483
Term deposit	3,426	3,357
Accounts receivable, net	10,460	8,486
Other receivables, net	3,080	3,103
Prepayment and deposit to suppliers	14,636	14,596
Due from related parties	375	210
Other current assets	104	136
Deferred tax assets-current	23	50
Total current assets	35,496	35,421

Investment in and advance to equity investment affiliates	851	959
Property and equipment, net	1,417	1,636
Intangible assets, net	6,782	7,167
Deposit for purchasing of software technology	808	-
Goodwill	11,312	11,083
Deferred tax assets-non current	1,023	652
Total Assets	$57,689	$56,918

Liabilities and Equity
Current liabilities:
Accounts payable *	$257	$110
Advances from customers *	810	1,065
Accrued payroll and other accruals *	947	904
Payable for acquisition *	-	1,266
Taxes payable *	7,564	6,683
Other payables *	259	217
Total current liabilities	9,837	10,245

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	June 30, 2013	December 31, 2012
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,612	1,689
Long-term borrowing from director	141	139
Total Liabilities	11,590	12,073

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,226,540 shares and 22,186,540 shares at June 30, 2013 and December 31, 2012)	22	22
Additional paid-in capital	20,029	20,008
Statutory reserves	2,296	2,296
Retained earnings	19,969	19,505
Accumulated other comprehensive income	3,209	2,393
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	45,525	44,224

Noncontrolling interests	574	621
Total equity	46,099	44,845

Total Liabilities and Equity	$57,689	$56,918

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$15,767	$27,996	$8,777	$13,076
From related parties	174	66	115	51
	15,941	28,062	8,892	13,127
Cost of sales	9,757	21,902	5,290	9,364
Gross margin	6,184	6,160	3,602	3,763

Operating expenses
Selling expenses	1,390	1,402	602	713
General and administrative expenses	3,146	3,060	1,744	1,817
Research and development expenses	912	756	463	425
	5,448	5,218	2,809	2,955

Income from operations	736	942	793	808

Other income (expenses)
Interest income	64	121	32	116
Other (expenses)/income	(2)	-	(1)	1
	62	121	31	117

Income before income tax expense, equity method investments and noncontrolling interests	798	1,063	824	925
Income tax benefit / (expense)	(268)	(14)	(354)	222
Income before equity method investments and noncontrolling interests	530	1,049	470	1,147
Share of losses in equity investment affiliates	(125)	(297)	(54)	(104)
Net income	405	752	416	1,043
Net loss / (income) attributable to noncontrolling interests	59	(223)	18	(148)
Net income attributable to ChinaNet Online Holdings, Inc.	464	529	434	895

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME（CONTINUED）
(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	405	752	416	1,043
Foreign currency translation gain	828	298	613	35
Comprehensive Income	$1,233	$1,050	$1,029	$1,078
Comprehensive loss / (income) attributable to noncontrolling interests	47	(266)	9	(154)
Comprehensive income attributable to ChinaNet Online Holdings, Inc.	$1,280	$784	$1,038	$924

Earnings per share
Earnings per common share
Basic	$0.02	$0.02	$0.02	$0.04
Diluted	$0.02	$0.02	$0.02	$0.04

Weighted average number of common shares outstanding:
Basic	22,193,391	22,184,562	22,200,166	22,186,540
Diluted	22,193,391	22,184,562	22,200,166	22,186,540

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$405	$752
Adjustments to reconcile net income to net cash (used in) / provided by operating activities
Depreciation and amortization	840	818
Share-based compensation expenses	21	27
Allowances for doubtful debts	787	561
Share of losses in equity investment affiliates	125	297
Deferred taxes	(437)	(558)
Changes in operating assets and liabilities
Accounts receivable	(1,781)	(5,346)
Other receivables	(701)	226
Prepayment and deposit to suppliers	258	1,983
Due from related parties	(160)	43
Other current assets	32	26
Accounts payable	142	109
Advances from customers	(274)	1,070
Accrued payroll and other accruals	32	418
Due to related parties	-	(162)
Other payables	(45)	45
Taxes payable	736	783
Net cash (used in) provided by operating activities	(20)	1,092

Cash flows from investing activities
Purchases of vehicles and office equipment	(60)	(46)
Deposit for purchasing of software technology	(800)	-
Project development deposit to a third party	-	(2,450)
Payment for acquisition of VIEs	(1,280)	(553)
Net cash used in investing activities	(2,140)	(3,049)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Six Months Ended June 30,
	2013	2012
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Dividend paid to convertible preferred stockholders	-	(5)
Short-term loan borrowed from an equity investment affiliate	-	316
Short-term loan repaid to an equity investment affiliate	-	(538)
Net cash used in financing activities	-	(227)

Effect of exchange rate fluctuation on cash and cash equivalents	69	61

Net decrease in cash and cash equivalents	(2,091)	(2,123)

Cash and cash equivalents at beginning of the period	5,483	10,695
Cash and cash equivalents at end of the period	$3,392	$8,572

Supplemental disclosure of cash flow information

Income taxes paid	$39	$73

Non-cash transactions:
Restricted stock and options granted for future service	$21	$63

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,423,968) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan. The Company’s share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in Shenzhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,039,947) to RMB22,000,000 (approximately US$3,555,153), resulted from a decrease in paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

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

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,615,979) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5%. As such, the Company ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

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

On April 11, 2013, one of the Company’s VIEs, Business Opportunity Online, formed a new wholly owned company, Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”). Quanzhou Zhi Lang is primarily engaged in brand management and sales channel building, advertisement design, production and promulgation.

As of June 30, 2013, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,381	$4,275
Term deposit	3,426	3,357
Accounts receivable, net	10,349	8,392
Other receivables, net	2,952	2,921
Prepayment and deposit to suppliers	14,635	14,587
Due from related parties	118	49
Other current assets	45	35
Deferred tax assets-current	23	50
Total current assets	33,929	33,666

Investment in and advance to equity investment affiliates	808	916
Property and equipment, net	1,231	1,389
Intangible assets, net	6,778	7,152
Deposit for purchasing of software technology	808	-
Goodwill	11,312	11,083
Deferred tax assets-non current	793	511
Total Assets	$55,659	$54,717

Liabilities
Current liabilities:
Accounts payable	$257	$110
Advances from customers	810	1,065
Accrued payroll and other accruals	460	455
Due to Control Group	11	11
Payable for acquisition	-	1,266
Taxes payable	7,052	6,136
Other payables	178	196
Total current liabilities	8,768	9,239

Deferred tax Liabilities-non current	1,612	1,689
Total Liabilities	$10,380	$10,928

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the six months ended June 30, 2013, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$15,740,000, cost of sales of approximately US$9,756,000, operating expenses of approximately US$4,322,000 and net income before allocation to noncontrolling interests of approximately US$1,245,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 30, 2013, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$8,790,000, cost of sales of approximately US$5,289,000, operating expenses of approximately US$2,232,000 and net income before allocation to noncontrolling interests of approximately US$845,000.

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

The interim consolidated financial information as of June 30, 2013 and for the six and three months ended June 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, its consolidated results of operations for the six and three months ended June 30, 2013 and 2012, and its consolidated cash flows for the six months ended June 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2013	December 31, 2012

Balance sheet items, except for equity accounts	6.1882	6.3161

	Six Months Ended June 30
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.2479	6.3255

	Three Months Ended June 30,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.2105	6.3309

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the six months ended June 30, 2013 and 2012, advertising expenses for the Company’s own brand building were approximately US$144,000 and US$168,000, respectively. For the three months ended June 30, 2013 and 2012, advertising expenses for the Company’s own brand building were approximately US$120,000 and US$94,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2013 and 2012 were approximately US$912,000 and US$756,000, respectively. Expenses for research and development for the three months ended June 30, 2013 and 2012 were approximately US$463,000 and US$425,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Company’s PRC subsidiary and VIEs are subject to examination by the relevant tax authorities. The Company did not have any material interest or penalties associated with tax positions for the six and three months ended June 30, 2013 and 2012, and did not have any significant unrecognized uncertain tax positions as of June 30, 2013 and December 31, 2012, respectively.

i)	Recent accounting standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. This ASU requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, this ASU clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The provisions in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes, (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These provisions provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The provisions in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Cash and cash equivalent

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Cash	740	893
Bank deposit	2,652	4,590
	3,392	5,483

5.	Term deposit

Term deposit as of June 30, 2013 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution of China, which management believes is of high credit quality. The interest rate of the term deposit was 3.5% per annual. The term deposit matured on July 5, 2013 and was extended to July 5, 2014.

6.	Accounts receivable, net

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	14,164	12,116
Allowance for doubtful debts	(3,704)	(3,630)
Accounts receivable, net	10,460	8,486

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2013, the Company provided approximately US$3,704,000 allowance for doubtful debts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segments with an aging over six months. For the six and three months ended June 30, 2013, no additional allowance for doubtful debts was provided.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Other receivables, net

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	2,262	2,375
Short-term loans to unrelated entities	485	475
Term deposit interest receivable	120	59
Staff advances for normal business purpose	213	194
Overdue contract guarantee deposits	956	158
Allowance for doubtful debts	(956)	(158)
Other receivables, net	3,080	3,103

Short-term loan made for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$4,039,947) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” This TV series was produced in commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty). By participating in this TV series, the Company’s logo is shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn since September 2011 and continues to sell its broadcasting rights to other provincial TV channels for additional exposure. As of June 30, 2013, the Company has collected an aggregate of RMB11,000,000 (approximately US$1,777,577) from the borrower. In accordance with the an agreement between the Company and the borrower, the Company extended the term of this loan from December 31, 2012 to December 31, 2013, as this TV series is still selling its broadcasting rights to TV stations and other media. The Company will continue to assess the collectability of this loan. If an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

For all advertising resources purchasing contracts signed by the Company with its resource providers, the Company is required to make contract guarantee deposits, which are either used to pay the actual contract amount of resources used in the last month of each contract period or to be refunded to the Company of the remaining balance upon expiration of the contract. Overdue contract guarantee deposits represented the portion of the contract guarantee deposits, which related advertising resources purchasing contracts had been completed as of each of the reporting dates. Based on the assessment of the collectability of these overdue contract guarantee deposits as of June 30, 2013, the Company provided approximately US$956,000 allowance for doubtful debts, which was related to the contract guarantee deposits of its internet advertising and TV advertising business segments. For the six and three months ended June 30, 2013, approximately US$787,000 and US$527,000 additional allowance for doubtful debts was provided, respectively.

8.	Prepayments and deposit to suppliers

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantees to TV advertisement and internet resources providers	8,044	9,463
Prepayments to TV advertisement and internet resources providers	6,529	5,069
Other deposits and prepayments	63	64
	14,636	14,596

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract execution guarantees to TV advertisement and internet resource providers are paid as contractual deposits to the Company’s resources and services providers.  These amounts will be either applied to the contract amounts and service fees that are needed to be paid for the resources and services provided in the last month of each contract period or refunded to the Company upon expiration of the purchase contracts.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance.  These prepayments will be transferred to cost of sales when the related services are provided.

9.	Due from related parties

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	45	53
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	216	87
Beijing Telijie Century Environmental Technology Co., Ltd.	114	70
	375	210

These related parties are directly or indirectly owned by Mr. Handong Cheng, Mr. Xuanfu Liu or Ms. Li Sun (acting as nominee for Mr. Zhige Zhang), the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising services to these related parties in its normal course of business on the same terms as those provided to its unrelated advertising clients. Due from related parties represented the outstanding receivables for the advertising services that the Company provided to these related parties as of each reporting date.

10.	Investment in and advance to equity investment affiliates

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	807	916
Advance to equity investment affiliates	44	43
	851	959

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the six months ended June 30, 2013:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2012 (audited)	492	467	959
Share of losses in equity investment affiliates	(35)	(90)	(125)
Exchange translation adjustment	8	9	17
Balance as of June 30, 2013 (unaudited)	465	386	851

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company. Shenzhen Mingshan was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,423,968) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s share of equity interest decreased from 51% to 20.4% accordingly. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,039,947) to RMB22,000,000 (approximately US$3,555,153), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

For the six months ended June 30, 2013 and 2012, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$35,000 and US$93,000, respectively. For the three months ended June 30, 2013 and 2012, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$9,000 and US$10,000, respectively. These losses recognized were reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheets.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company. Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through December 29, 2011. On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,615,979) in cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s share of equity interest decreased from 51% to 25.5% accordingly.

For the six months ended June 30, 2013 and 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$90,000 and US$204,000, respectively. For the three months ended June 30, 2013 and 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$45,000 and US$94,000, respectively. These losses recognized was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheets.

11.	Property and equipment, net

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	986	925
Office equipment	1,530	1,481
Electronic devices	1,230	1,205
Property and equipment, cost	3,746	3,611
Less: accumulated depreciation	(2,329)	(1,975)
Property and equipment, net	1,417	1,636

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses in the aggregate for the six months ended June 30, 2013 and 2012 were approximately US$311,000 and $ 295,000, respectively.

Depreciation expenses in the aggregate for the three months ended June 30, 2013 and 2012 were approximately US$156,000 and $147,000, respectively.

12.	Intangible assets, net
	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Trade name	315	309
Domain name	1,561	1,529
Intangible assets subject to amortization:
Contract backlog	200	196
Customer relationship	3,505	3,434
Non-compete agreements	1,387	1,358
Software technologies	331	325
Cloud-computing based software platforms	1,500	1,470
Other computer software	77	76
Intangible assets, cost	8,876	8,697
Less: accumulated amortization	(2,094)	(1,530)
Intangible assets, net	6,782	7,167

Amortization expenses in aggregate for the six months ended June 30, 2013 and 2012 were approximately US$529,000 and US$523,000, respectively.

Amortization expenses in aggregate for the three months ended June 30, 2013 and 2012 were approximately US$266,000 and US$261,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of June 30, 2013, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$521,000 for the six months ended December 31, 2013, approximately US$1,043,000 per year through December 31, 2015, approximately US$1,003,000 for the year ended December 31, 2016 and approximately US$506,000 for the year ended December 31, 2017.

13.	Deposit for purchasing of software technology

Deposit for purchasing of software technology: the Company made a deposit to an unrelated technical consulting entity of RMB5,000,000 (approximately US$808,000) for the purchasing of software technology that related to cloud-computing based applications and mobile based applications. As of June 30, 2013, the Company was still in the preliminary selection and valuation stage of these target software applications.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2012 (audited)	11,083
Exchange translation adjustment	229
Balance as of June 30, 2013 (unaudited)	11,312

15.	Accrued payroll and other accruals

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	553	538
Accrued operating expenses	394	366
	947	904

16.	Payable for acquisition

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Sou Yi Lian Mei	-	1,266

Payable for acquisition as of December 31, 2012 represented the outstanding balance payment of approximately RMB8.0 million for the acquisition of the 49% equity interest of Sou Yi Lian Mei that was consummated in September 2012, which was paid to the former shareholder of Sou Yi Lian Mei during the three months ended March 31, 2013.

17.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the six and three months ended June 30, 2013, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the six and three months ended June 30, 2013 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the six and three months ended June 30, 2013 and 2012, the applicable income tax rate for Rise King WFOE was all 12.5%. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

●
Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15%. Therefore, for the six and three months ended June 30, 2013 and 2012, the applicable income tax rate of Business Opportunity Online was all 15%.

●
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption from its first profitable year, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years. Based on the previous communication between the entity and the local tax authorities of Xiaogan Economic Development Zone, the entity is entitled to a two-year EIT exemption for fiscal 2012 and 2013, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. However, during the periodic administrative review conducted by local tax authorities of Xiaogan Economic Development Zone in early August 2013, the local tax authorities determined that the first profitable year of the entity was fiscal 2011 instead of fiscal 2012, despite the fact that a deemed income tax computation method was adopted by the entity as approved by the local tax authorities previously. The deemed income tax computation method is considered as a special tax computation and collection method as compared to the regular actual income/loss method. Although there is no definite guidance set forth in the current EIT law regard this issue, the Company believes it may have a favorable impact of the determination of the entity’s first profitable year. Based on the current circumstances, the Company believes that more likely than not the local tax authorities will determine the first profitable year of Business Opportunity Online Hubei as fiscal 2011, which may result in the increase of the entity’s applicable income tax rate for its fiscal year 2013 to 12.5%. Therefore, the entity accrued its income tax expense based on a 12.5% income tax rate for the six months ended June 30, 2013, and an adjustment of approximately US$131,000 income tax expenses due to this determination for the three months ended March 31, 2013 was also recorded during the three months ended June 30, 2013. The Company expects to further communicate with the local tax authorities. A new determination by the local tax authorities may result in a reversal of income tax expense for fiscal 2013 if favorable results achieve. For the six and three months ended June 30, 2012, the applicable income tax rate of Business Opportunity Online Hubei was nil%. For the three months ended March 31, 2012, Business Opportunity Online Hubei was still in the process of applying its software company qualification. Therefore, Business Opportunity Online Hubei accrued its income tax expense for the period using a 25% income tax rate, which was subsequently reversed upon being qualified as a software company in June 2012.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the six and three months ended June 30, 2013 and 2012.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2013 and 2012, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

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

Business tax is a price including tax in the PRC turnover tax system, which is calculated based on the revenue inclusive of turnover tax. Therefore, revenues achieved by the Company which are subject to business tax are presented on a gross basis inclusive of business tax, and on the other hand, business tax was included in cost of revenues upon recognition of services revenues. Contrastively, VAT is a price excluding tax in the PRC turnover tax system, which is calculated based on the revenue exclusive of turnover tax. Therefore, revenues achieved by the Company which are subject to VAT are presented on a net basis exclusive of VAT.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2013 and December 31, 2012, taxes payable consists of:

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	2,733	2,609
Enterprise income tax payable	4,831	4,074
	7,564	6,683

For the six and three months ended June 30, 2013 and 2012, the Company’s income tax benefit / (expense) consisted of:

	Six Months Ended June 30,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	(705)	(572)
Deferred-PRC	437	558
	(268)	(14)

	Three Months Ended June 30,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	(475)	(379)
Current-PRC-adjustment due to new tax rate enactment	(131)	424
Deferred-PRC	252	177
	(354)	222

The Company’s deferred tax liabilities at June 30, 2013 and changes for the six months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2012 (audited)	1,689
Reversal during the period	(112)
Exchange translation adjustment	35
Balance as of June 30, 2013 (unaudited)	1,612

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in 2011. Reversal for the six and three months ended June 30, 2013 of approximately US$112,000 and US$57,000, respectively, was due to amortization of the acquired intangible assets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	3,360	2,929
Bad debts provision	946	824
Valuation allowance	(3,260)	(3,051)
	1,046	702

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	23	50
Deferred tax assets reclassified as non-current asset	1,023	652
	1,046	702

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$6,611,000 and US$6,363,000 at June 30, 2013 and December 31, 2012, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2033. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$6,606,000 and US$4,093,000 at June 30, 2013 and December 31, 2012, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2018. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse. No valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will be realized through sufficient future earnings of the entities to which the operating losses relate.

Valuation allowance to bad debts provision related deferred tax assets were recorded because it is considered more likely than not that this portion of deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate in.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18.	Long-term borrowing from director

	June 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	141	139

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

19.	Warrants

The Company issued warrants in its August 2009 Financing. Warrants issued and outstanding at June 30, 2013 and changes during the six months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2012 (audited)	2,363,456	$3.52	1.63	2,363,456	$3.52	1.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2013 (unaudited)	2,363,456	$3.52	1.14	2,363,456	$3.52	1.14

20.	Restricted Net Assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2013 and December 31, 2012, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$5.8 million and US$5.5 million, respectively.

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

As of June 30, 2013 and December 31, 2012, there was approximately US$39.6 million and US$38.1 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.5 million and US$2.4 million statutory reserve funds as of June 30, 2013 and December 31, 2012, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$5.8 million and US$5.5 million restricted net assets as of June 30, 2013 and December 31, 2012, respectively, as discussed above.

21.	Related party transactions

Revenue from related parties:
	Six Months Ended June 30,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	122	55
-Beijing Fengshangyinli Technology Co., Ltd.	6	1
-Beijing Telijie Century Environmental Technology Co., Ltd.	46	10
	174	66

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	78	41
-Beijing Fengshangyinli Technology Co., Ltd.	4	-
-Beijing Telijie Century Environmental Technology Co., Ltd.	33	10
	115	51

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$231,000 and US$195,000 for the six months ended June 30, 2013 and 2012, respectively. The total amounts for such employee benefits were approximately US$111,000 and US$91,000 for the three months ended June 30, 2013 and 2012, respectively.

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of June 30, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China and Hong Kong Special Administrative Region of the PRC, which management believes are of high credit quality.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

For the six months ended June 30, 2012, two customers accounted for 15% and 14% of the Company’s sales, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the six months ended June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2012, one customer accounted for 13% of the Company’s sales. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, one customer accounted for 11% of the Company’s accounts receivables. As of December 31, 2012, one customer accounted for 10% of the Company’s accounts receivables. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2013 and December 31, 2012, respectively.

Concentration of suppliers

For the six months ended June 30, 2013, three suppliers individually accounted for 34%, 29% and 14% of the Company’s cost of sales, respectively. For the six months ended June 30, 2012, two suppliers accounted for 62% and 13% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the six months ended June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2013, three suppliers individually accounted for 34%, 23% and 19% of the Company’s cost of sales, respectively. For the three months ended June 30, 2012, two suppliers accounted for 57% and 13% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended June 30, 2013 and 2012, respectively.

24.	Commitments

The following table sets forth the Company’s operating lease commitment as of June 30, 2013:

Office Rental
US$(’000)
(Unaudited)
Six months ending December 31,
-2013	182
Year ending December 31,
-2014	299
-2015	299
-2016	75
Total	855

For the six months ended June 30, 2013 and 2012, rental expenses under operating leases were approximately US$249,000 and US$233,000, respectively. For the three months ended June 30, 2013 and 2012, rental expenses under operating leases were approximately US$112,000 and US$121,000, respectively.

25.	Segment reporting

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	9,247	5,127	140	1,427	-	-	15,941
Cost of sales	4,264	4,743	-	750	-	-	9,757
Total operating expenses	3,274	755	105	551	763 *	-	5,448
Depreciation and amortization expense included in total operating expenses	516	25	105	109	85	-	840
Operating income (loss)	1,709	(371)	35	126	(763)	-	736

Share of losses in equity investment affiliates	-	-	-	(90)	(35)	-	(125)
Expenditure for long-term assets	853	-	-	-	7	-	860
Net income (loss)	1,510	(431)	35	5	(714)	-	405
Total assets – June 30, 2013	39,936	15,532	503	7,813	15,550	(21,645)	57,689

*Including approximately US$21,000 share-based compensation expenses.

Three Months Ended June 30, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	5,436	2,489	71	896	-	-	8,892
Cost of sales	2,620	2,243	-	427	-	-	5,290
Total operating expenses	1,691	373	52	307	386 *	-	2,809
Depreciation and amortization expense included in total operating expenses	259	13	52	55	43	-	422
Operating income (loss)	1,125	(127)	19	162	(386)	-	793

Share of losses in equity investment affiliates	-	-	-	(45)	(9)	-	(54)
Expenditure for long-term assets	847	-	-	-	2	-	849
Net income (loss)	845	(172)	19	77	(353)	-	416
Total assets – June 30, 2013	39,936	15,532	503	7,813	15,550	(21,645)	57,689

*Including approximately US$11,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	9,703	16,513	142	1,704	-	-	28,062
Cost of sales	4,925	16,357	12	608	-	-	21,902
Total operating expenses	3,353	467	103	474	821 *	-	5,218
Depreciation and amortization expense included in total operating expenses	521	35	103	107	52	-	818
Operating income (loss)	1,425	(311)	27	622	(821)	-	942

Share of losses in equity investment affiliates	-	-	-	(204)	(93)	-	(297)
Expenditure for long-term assets	46	-	-	-	-	-	46
Net income (loss)	1,586	(293)	27	262	(830)	-	752
Total assets June 30,2012	42,234	16,732	702	7,367	15,500	(22,704)	59,831

*Including approximately US$27,000 share-based compensation expenses.

Three Months Ended June 30, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	5,358	6,144	71	1,554	-	-	13,127
Cost of sales	2,833	6,013	6	512	-	-	9,364
Total operating expenses	1,839	307	51	404	354 *	-	2,955
Depreciation and amortization expense included in total operating expenses	263	18	51	53	24	-	409
Operating income (loss)	686	(176)	14	638	(354)	-	808

Share of losses in equity investment affiliates	-	-	-	(94)	(10)	-	(104)
Expenditure for long-term assets	37	-	-	-	-	-	37
Net income (loss)	1,154	(181)	14	383	(327)	-	1,043
Total assets June 30,2012	42,234	16,732	702	7,367	15,500	(22,704)	59,831

*Including approximately US$11,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$464	$529	$434	$895

Weighted average number of common shares outstanding - Basic	22,193,391	22,184,562	22,200,166	22,186,540
Effect of diluted securities:
Warrants and options	-	-	-	-
Weighted average number of common shares outstanding -Diluted	22,193,391	22,184,562	22,200,166	22,186,540

Earnings per share-Basic	$0.02	$0.02	$0.02	$0.04
Earnings per share-Diluted	$0.02	$0.02	$0.02	$0.04

For the six months ended June 30, 2013, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

For the three months ended June 30, 2013, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

For the six months ended June 30, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 3,005,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

For the three months ended June 30, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 3,005,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive.

27.	Share-based compensation expenses

As additional compensation, the Company issued 40,000 shares of the Company’s restricted common stock to MZ-HCI, in relation to its investor relations service for fiscal 2013. These shares were valued at the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the six and three months ended June 30, 2013 was US$21,000 and US$10,500, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options issued and outstanding at June 30, 2013 and their movements during the six months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2012 (audited)	939,440	8.51	$1.42	939,440	8.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2013 (unaudited)	939,440	8.01	$1.42	939,440	8.01	$1.42

The aggregate unrecognized share-based compensation expenses as of June 30, 2013 and 2012 is approximately US$21,000 and US$63,000, respectively.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,423,968) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in Shenzhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,039,947) to RMB22,000,000 (approximately US$3,555,153), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, our share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and we continued to retain significant influence over Shenzhen Mingshan. Therefore, as of June 30, 2013, Shenzhen Mingshan was an equity investment affiliate of ours.

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

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,615,979) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5%.  As such, we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of June 30, 2013, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

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

On April 11, 2013, one of the Company’s VIEs, Business Opportunity Online, formed a new wholly owned company, Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”). Quanzhou Zhi Lang is primarily engaged in brand management and sales channel building, advertisement design, production and promulgation.

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

Recent Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. This ASU requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, this ASU clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The provisions in ASU are effective prospectively for reporting periods beginning after December 15, 2013 for public entities, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes, (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These provisions provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The provisions in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.       RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2013 AND 2012

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$15,767	$27,996	$8,777	$13,076
From related parties	174	66	115	51
	15,941	28,062	8,892	13,127
Cost of sales	9,757	21,902	5,290	9,364
Gross margin	6,184	6,160	3,602	3,763

Operating expenses
Selling expenses	1,390	1,402	602	713
General and administrative expenses	3,146	3,060	1,744	1,817
Research and development expenses	912	756	463	425
	5,448	5,218	2,809	2,955

Income from operations	736	942	793	808

Other income (expenses)
Interest income	64	121	32	116
Other (expenses)/income	(2)	-	(1)	1
	62	121	31	117
Income before income tax expense, equity method investments and noncontrolling interests	798	1,063	824	925
Income tax benefit / (expense)	(268)	(14)	(354)	222
Income before equity method investments and noncontrolling interests	530	1,049	470	1,147
Share of losses in equity investment affiliates	(125)	(297)	(54)	(104)
Net income	405	752	416	1,043
Net loss / (income) attributable to noncontrolling interests	59	(223)	18	(148)
Net income attributable to ChinaNet Online Holdings, Inc.	464	529	434	895

Earnings per share
Earnings per common share
Basic	$0.02	$0.02	$0.02	$0.04
Diluted	$0.02	$0.02	$0.02	$0.04

Weighted average number of common shares outstanding:
Basic	22,193,391	22,184,562	22,200,166	22,186,540
Diluted	22,193,391	22,184,562	22,200,166	22,186,540

Revenue

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:
	Six Months Ended June 30,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
Revenue type

Internet advertisement	$9,046	56.7%	$9,619	34.3%
Technical services	201	1.2%	84	0.3%
TV advertisement	5,127	32.2%	16,513	58.8%
Bank kiosks	140	0.9%	142	0.5%
Brand management and sales channel building	1,427	9.0%	1,704	6.1%
Total	$15,941	100%	$28,062	100%

	Three Months Ended June 30,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
Revenue type

Internet advertisement	$5,335	60.0%	$5,313	40.5%
Technical services	101	1.1%	45	0.3%
TV advertisement	2,489	28.0%	6,144	46.8%
Bank kiosks	71	0.8%	71	0.6%
Brand management and sales channel building	896	10.1%	1,554	11.8%
Total	$8,892	100%	$13,127	100%

Total Revenues: Our total revenues decreased to US$15.94 million for the six months ended June 30, 2013 from US$28.06 million for the six months ended June 30, 2012, representing a 43.2% decrease. For the three months ended June 30, 2013, our total revenues decreased to US$8.89 million from US$13.13 million for the three months ended June 30, 2012, representing a 32.3% decrease. These decreases were primarily due to the significant decrease in low margin TV advertising revenue for the six and three months ended June 30, 2013 as compared to the same periods of last year.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. We also derive revenue from the sale of advertising time purchased from different TV programs. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the six and three months ended June 30, 2013 and 2012, our service revenue from related parties in the aggregate was less than 1.5% of the total revenue we achieved for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net income/(loss) generated from each of our VIEs and subsidiaries for the six and three months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	$(’000)	$(’000)	$(’000)	$(’000)

Rise King WFOE	106	95	-	201
Business Opportunity Online and subsidiaries	10,540	79	-	10,619
Beijing CNET Online and subsidiaries	5,121	-	-	5,121
Total revenue	15,767	174	-	15,941

For the three months ended June 30, 2013:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	$(’000)	$(’000)	$(’000)	$(’000)

Rise King WFOE	53	48	-	101
Business Opportunity Online and subsidiaries	6,413	67		6,480
Beijing CNET Online and subsidiaries	2,311	-	-	2,311
Total revenue	8,777	115	-	8,892

For the six months ended June 30, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	$(’000)	$(’000)

Rise King WFOE	-	201
Business Opportunity Online and subsidiaries	5,642	4,977
Beijing CNET Online and subsidiaries	4,115	1,006
Total	9,757	6,184

For the three months ended June 30, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	$(’000)	$(’000)

Rise King WFOE	-	101
Business Opportunity Online and subsidiaries	3,616	2,864
Beijing CNET Online and subsidiaries	1,674	637
Total	5,290	3,602

For the six months ended June 30, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
$(’000)

Rise King WFOE	(593)
Business Opportunity Online and subsidiaries	1,341
Beijing CNET Online and subsidiaries	(93)
Shanghai Jing Yang	(2)
ChinaNet Online Holdings, Inc.	(248)
Total net loss before allocation to the noncontrolling interest	405

For the three months ended June 30, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
$(’000)

Rise King WFOE	(318)
Business Opportunity Online and subsidiaries	678
Beijing CNET Online and subsidiaries	169
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(112)
Total net loss before allocation to the noncontrolling interest	416

For the six months ended June 30, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	$(’000)	$(’000)	$(’000)	$(’000)

Rise King WFOE	67	17	-	84
Business Opportunity Online and subsidiaries	23,413	49	-	23,462
Beijing CNET Online and subsidiaries	4,516	-	-	4,516
Total revenue	27,996	66	-	28,062

For the three months ended June 30, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	$(’000)	$(’000)	$(’000)	$(’000)

Rise King WFOE	28	17	-	45
Business Opportunity Online and subsidiaries	10,745	34	-	10,779
Beijing CNET Online and subsidiaries	2,303	-	-	2,303
Total revenue	13,076	51	-	13,127

For the six months ended June 30, 2012:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	$(’000)	$(’000)

Rise King WFOE	5	79
Business Opportunity Online and subsidiaries	18,506	4,956
Beijing CNET Online and subsidiaries	3,385	1,131
Shanghai Jing Yang	6	(6)
Total	21,902	6,160

For the three months ended June 30, 2012:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	$(’000)	$(’000)

Rise King WFOE	3	42
Business Opportunity Online and subsidiaries	8,181	2,598
Beijing CNET Online and subsidiaries	1,174	1,129
Shanghai Jing Yang	6	(6)
Total	9,364	3,763

For the six months ended June 30, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
$(’000)

Rise King WFOE	(921)
Business Opportunity Online and subsidiaries	2,071
Beijing CNET Online and subsidiaries	35
Shanghai Jing Yang	(8)
ChinaNet Online Holdings, Inc.	(425)
Total net income before allocation to the noncontrolling interest	752

For the three months ended June 30, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
$(’000)

Rise King WFOE	(602)
Business Opportunity Online and subsidiaries	1,658
Beijing CNET Online and subsidiaries	214
Shanghai Jing Yang	(7)
ChinaNet Online Holdings, Inc.	(220)
Total net income before allocation to the noncontrolling interest	1,043

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●
Internet advertising revenues for the six months ended June 30, 2013 were approximately US$9.05 million as compared to approximately US$9.62 million for the same period in 2012. For the three months ended June 30, 2013 and 2012, internet advertising revenues was approximately US$5.34 million and US$5.31 million, respectively. Excluding the business tax expenses of approximately US$0.47 million for the six months ended June 30, 2012, which was included in revenue before the launching of the Pilot Collection of Value Added Tax in lieu of Business Tax commencing on September 1, 2012 in Beijing, November 1, 2012 in Fujian province and December 1, 2012 in Hubei province, our internet advertising revenue decreased by approximately 1% for the six months ended June 30, 2013 as compared to the same periods of last year. The decrease in our internet revenues for the six months ended June 30, 2013 was primarily due to the approximately 9% decrease in revenues of this segment incurred during the three months ended March 31, 2013 as compared to the same period of last year, which resulted from a decrease in the average internet advertising spending per customer due to the general decline of China’s economy which continues during fiscal 2013. This situation was slightly improved during the second quarter of fiscal 2013, alone with the gradual increase in the number of customers of this segment, although there is no significant improvement in the per customer spending. Excluding the business tax expenses effect as discussed above of approximately US$0.26 million, our internet revenues increased by approximately 6% for the three months ended June 30, 2013.

●
Revenues generated from technical services provided by Rise King WFOE were US$0.20 million for the six months ended June 30, 2013 as compared to US$0.08 million for the same period in 2012. For the three months ended June 30, 2013 and 2012, revenues generated from technical services were approximately US$0.10 million and US$0.05 million, respectively. Due to the slowdown in economic growth that began from the second quarter of 2011, and slightly improved in fiscal 2012 and the first half of 2013, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly. In response to the overall economic downturn in China, from the second half of 2011, the majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above. Therefore, for the six and three months ended June 30, 2013 and 2012, our technical services revenues generated by Rise King WFOE were insignificant.

●
Our TV advertising revenue decreased significantly to US$5.13 million for the six months ended June 30, 2013 from US$16.51 million for the same period in 2012. For the three months ended June 30, 2013, our TV advertising revenue decreased significantly to US$2.49 million from US$6.14 million for the same period in 2012. For the six months ended June 30, 2013, we sold approximately 3,532 minutes of advertising time that we purchased from different provincial TV stations as compared to approximately 15,300 minutes we sold in the same period of 2012. For the three months ended June 30, 2013, we sold approximately 1,668 minutes of TV advertising time as compared to approximately 4,904 minutes we sold in the same period of last year. For the six and three months ended June 30, 2012, we had significantly increased the quantity of time slots purchased from TV stations as compared with previous years with the purpose to strategically bind the cooperating with the TV station for the launching of our entrepreneurial reality show, and consecutively to facilitate more general public visits to our entrepreneurial website, Chuanye.com, create additional traffic on our advertising portals, 28.com and Liansuo.com, and monetize more branded larger size small and medium enterprises for our services and secure our competitive advantage and resources in the TV business segment against our competitors in concordance. However, due to the Chinese New Year holiday effect in the first quarter of each fiscal year, which is correspondingly considered to be the slowest time for our TV advertising segment, and due to the relatively decreased demands of TV advertising due to increased time cost, we achieved only 1% and 2% gross margin for this segment for the six and three months ended June 30, 2012, respectively. For the six and three months ended June 30, 2013, we sold limited TV time slots at an affordable cost to the needed customers at an agreed profitable price, which enabled us to improve the gross margin for this business segment to 7% and 10%, respectively. We will continue to monitor our customers’ needs of the TV advertising services and improve the profitability of this business segment in 2013.

●
For the six months ended June 30, 2013 and 2012, we earned both US$0.14 million of revenue from the bank kiosk business segment. For the three months ended June 30, 2013 and 2012, we earned both approximately US$0.07 million of revenue from the bank kiosk business segment. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is on expanding internet business. The kiosk business’ many details still need to be further analyzed and confirmed before allocating more capital to this business unit. Therefore, this segment was not significant contributor to our revenue for the six and three months ended June 30, 2013 and 2012. Management currently maintains this business without any expansion plans. Some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

●
For the six months ended June 30, 2013, we achieved approximately US$1.43 million service revenue from our brand management and sales channel building segment as compared to US$1.70 million service revenue generated in the same period of 2012. For the three months ended June 30, 2013, we achieved approximately US$0.90 million service revenue from this segment as compared to US$1.55 million service revenue generated in the same period of 2012. The decrease in revenues generated from this business segment for the six and three months ended June 30, 2013 as compared with the same periods of last year was primarily due to a decrease in the average spending per customer caused by the general decline of China’s economy which continues during the first half year of 2013.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2013			2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$9,046	$4,264	53%	$9,619	$4,920	49%
Technical service	201	-	100%	84	5	94%
TV advertisement	5,127	4,743	7%	16,513	16,357	1%
Bank kiosk	140	-	100%	142	12	92%
Brand management and sales channel building	1,427	750	47%	1,704	608	64%
Total	$15,941	$9,757	39%	$28,062	$21,902	22%

	Three Months Ended June 30,
	2013			2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$5,335	$2,620	51%	$5,313	$2,830	47%
Technical service	101	-	100%	45	3	93%
TV advertisement	2,489	2,243	10%	6,144	6,013	2%
Bank kiosk	71	-	100%	71	6	92%
Brand management and sales channel building	896	427	52%	1,554	512	67%
Total	$8,892	$5,290	41%	$13,127	$9,364	29%

Cost of revenues: Our total cost of revenues decreased to US$9.76 million for the six months ended June 30, 2013 from US$21.90 million for the same period in 2012. For the three months ended June 30, 2013, our total cost of revenues decreased to US$5.29 million from US$9.36 million for the same period in 2012. These changes were primarily due to the significant decrease in costs associated with our TV advertisement business segment, which was in line with the decrease in our TV advertisement revenue as discussed above. Our cost of revenues related to our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services.

●
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, such as: Baidu, Sogou and Tecent (QQ). We were able to secure discounts from our suppliers for purchasing these internet resources in large volumes. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites. For the six months ended June 30, 2013 and 2012, our total cost of sales for internet advertising was US$4.26 million and US$4.92 million, respectively. For the three months ended June 30, 2013 and 2012, our total cost of sales for internet advertising was US$2.62 million and US$2.83 million, respectively. Excluding the business tax expenses which was included in cost of sales before the launching of the Pilot Collection of Value Added Tax in lieu of Business Tax commencing on September 1, 2012 in Beijing, November 1, 2012 in Fujian province and December 1, 2012 in Hubei province of approximately US$0.47 million and US$0.26 million for the six and three months ended June 30, 2012, respectively, our internet advertising cost decreased by approximately 4% for the six months ended June 30, 2013, and increased by approximately 2% for the three months ended June 30, 2013, as compared to the same periods of last year, which were consistent with the fluctuations in the internet advertising revenues for these periods as discussed above. Our gross margin ratios of this segment improved slightly for the six and three months ended June 30, 2013 as compared with the same periods of last year, this was partially benefited from our efforts in, first, actively engaging in mobile marketing tools, such as Weibo and WeChat; second, actively participating in various franchise exhibitions and other related events, which indirectly promoted our brand recognition, and in return created additional traffic to our advertising portals and enabled us to save certain of our internet resources cost.

●
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$4.74 million and US$16.36 million for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, our TV advertisement time cost was approximately US$2.24 million and US$6.01 million, respectively. The significant decrease in our total TV advertisement time cost was in line with the significant decrease in our TV advertising revenue for the six and three months ended June 30, 2013 as compared to the same periods of 2012, as discussed above.

●	Cost recognized for Brand management and sales channel building business segment mainly consisted of director labor cost for providing these services to our customers.

Gross Profit

As a result of the foregoing, our gross profit was US$6.18 million and US$6.16 million for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, our gross profit was US$3.60 million and US$3.76 million, respectively. Our overall gross margin increased to 39% and 41% for the six and three months ended June 30, 2013, respectively, as compared to 22% and 29% for the same periods in 2012, respectively. These increases were direct results of the significant decrease in the low margin TV advertising revenue, which accounted for approximately 32% and 28% of our total revenue for the six and three months ended June 30, 2013, respectively, as compared to 59% and 47% in the same periods of 2012, respectively.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.
	Six Months Ended June 30,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$15,941	100%	$28,062	100%
Gross Profit	6,184	39%	6,160	22%
Selling expenses	1,390	9%	1,402	5%
General and administrative expenses	3,146	20%	3,060	11%
Research and development expenses	912	6%	756	3%
Total operating expenses	$5,448	34%	$5,218	19%

	Three Months Ended June 30,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$8,892	100%	$13,127	100%
Gross Profit	3,602	41%	3,763	29%
Selling expenses	602	7%	713	5%
General and administrative expenses	1,744	20%	1,817	14%
Research and development expenses	463	5%	425	3%
Total operating expenses	$2,809	32%	$2,955	22%

Operating Expenses:   Our operating expenses increased to US$5.45 million for the six months ended June 30, 2013 from US$5.22 million for the same period of 2012. For the three months ended June 30, 2013, our operating expenses decreased to US$2.81 million from US$2.96 million for the same period of 2012.

●
Selling expenses: Selling expenses decreased to US$1.39 million for the six months ended June 30, 2013 from US$1.40 million for the same period of 2012. For the three months ended June 30, 2013, selling expense decreased to US$0.60 million, as compared to US$0.71 million for the same period of last year. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the six months ended June 30, 2013, the change in our selling expenses was primarily due to the following reasons: (1) the decrease in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.05 million, primarily due to decrease in sales performance achieved during the period as compared to that achieved in the same period of last year; (2) the increase in website server hosting and broadband leasing expense of approximately US$0.06 million to enhance the safety of our network platforms; and (3) the decrease in our brand development advertising expenses for our advertising web portals of approximately US$0.02 million. Due to the current economic downturn, the increase of TV advertising cost and our overall cost reduction plan, we decided to slow down the brand-building activities until the recovery of the economy based on the factor that our key advertising web portal, 28.com, has been already recognized as one of the most popular Chinese internet portals providing internet advertising and marketing services with sales leads, and other value-added services to SMEs, particularly for small and medium-sized franchisors, in the PRC, by our efforts in brand building over previous years. In 2013, we will continue to actively participate in both domestic and international franchise exhibitions and in government supported employment promotion programs, which are considered as more cost-effective ways for our consistent brand building efforts. For the three months ended June 30, 2012, the decrease in selling expenses was primarily due to the decrease in sales performance based salary and bonus expenses of our sales department.

●
General and administrative expenses: General and administrative expenses increased to US$3.15 million for the six months ended June 30, 2013 from US$3.06 million for the same period in 2012. For the three months ended June 30, 2013, our general and administrative expenses decreased to US$1.74 million from US$1.82 million for the same period of last year. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the six months ended June 30, 2013, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: office supplies, travelling expenses and entertainment expenses of approximately US$0.02 million, due to the cost reduction plan executed by management; (2) the increase in allowances for doubtful debts of approximately US$0.23 million related to our overdue TV advertising contract guarantee deposits; and (3) the decrease in professional service (such as: investor relations, legal, etc.) charges of approximately US$0.12 million, primarily due to decrease in the related services required from these parties as compared to the same period of last year. For the three months ended June 30, 2013, the decrease in our general and administrative expenses was primarily due to the decrease in professional service charges and bad debts provisions of approximately US$0.05 million and US$0.03 million, respectively.

●
Research and development expenses: Research and development expenses increased to US$0.91 million and US$0.46 million for the six and three months ended June 30, 2013 as compared to US$0.76 million and US$0.43 million for the same periods of 2012, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase in research and development expenses for the six and three months ended June 30, 2013 was primarily due to the increase in the research and development activities related to the cloud-based application software and the new mobile platform for internet advertising during these periods.

Income from operations: As a result of the foregoing, our income from operations was approximately US$0.74 million and US$0.94 million for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, our income from operations was approximately US$0.79 million and US$0.81 million, respectively.

Interest income: For the six and three months ended June 30, 2013, we earned approximately US$0.06 million and US$0.03 million interests income, respectively, which were primarily contributed from the approximately US$3.4 million term deposit we placed in one of the major financial institutions in the PRC during these periods.

Income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, our income before income tax expense, equity method investments and noncontrolling interests was approximately US$0.80 million and US$1.06 million for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, our income before income tax expense, equity method investments and noncontrolling interests was approximately US$0.82 million and US$0.93 million, respectively.

Income Tax (expenses)/benefit: We recognized a net income tax expense of approximately US$0.27 million and US$0.35 million for the six and three months ended June 30, 2013, respectively. For the six and three months ended June 30, 2013, current income tax expense was approximately US$0.71 million and US$0.48 million, respectively. The current income tax expense for the three months ended June 30, 2013 also include an adjustment of approximately US$0.13 million of income tax expense accrued for Business Opportunity Online Hubei for the three months ended March 31, 2013, due to a new exacted income tax rate for its fiscal year 2013 in relation to the determination of its first profitable year as year 2011 instead of year 2012, based on the communication with the local tax authorities in early August 2013, which increased the applicable income tax rate of this entity to 12.5% for its fiscal 2013. For the six months ended June 30, 2013, our net income tax expense also included an approximately US$0.43 million deferred income tax benefit, of which approximately US$0.11 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.32 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of reversals resulted from net income generated during the period. For the three months ended June 30, 2013, our net income tax benefit also included an approximately US$0.25 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.19 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of reversals resulted from net income generated during the period.

For the six and three months ended June 30, 2012, we recognized a net income tax expense of approximately US$0.01 million and a net income tax benefit of approximately US$0.22 million, respectively. Current income tax expenses for the six and three months ended June 30, 2012 was approximately US$0.57 million and approximately US$0.38 million, respectively. For the three months ended June 30, 2012, the current income tax expense also included an reverse adjustment of approximately US$0.42 million of income tax expense accrued for Business Opportunity Online Hubei for the three months ended March 31, 2012, due to a new exacted income tax rate for its fiscal year 2012 in relation to its obtaining of the qualification as a software company on June 15, 2012, which enabled this entity to enjoy a EIT exemption for its fiscal 2012. For the six months ended June 30, 2012, our net income tax expense also included an approximately US$0.56 million deferred income tax benefit, of which approximately US$0.11 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.45 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended June 30, 2012, our net income tax benefit also included an approximately US$0.18 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.12 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Income before equity method investments and noncontrolling interests: As a result of the foregoing, our income before equity method investments and noncontrolling interests was approximately US$0.53 million US$1.05 million for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, our income before equity method investments and noncontrolling interests was approximately US$0.47 million US$1.15 million for the six months ended June 30, 2013 and 2012, respectively.

Share of losses in equity investment affiliates: For the six and three months ended June 30, 2013, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the six months ended June 30, 2013, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.035 million and US$0.09 million, respectively. For the three months ended June 30, 2013, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.009 million and US$0.045 million, respectively. For the six and three months ended June 30, 2012, we beneficially own 20.4% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the six months ended June 30, 2012, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.09 million and US$0.20 million, respectively. For the three months ended June 30, 2012, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.01 million and US$0.09 million, respectively.

Net income: As a result of the foregoing, our net income for the six months ended June 30, 2013 and 2012 was approximately US$0.41 million and US$0.75 million, respectively. For the three months ended June 30, 2013 and 2012, our net income was approximately US$0.42 million and US$1.04 million, respectively.

Loss/(inome) attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In December 2011, we, through one of our operating VIEs, acquired a 51% equity interest in Sou Yi Lian Mei and Sou Yi Lian Mei became a majority-owned VIE of ours until September 2012, when we acquired the remaining 49% equity interest in it. For the six and three months ended June 30, 2013, the aggregate net losses allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.06 million and US$$0.02 million, respectively. For the six months ended June 30, 2012, the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.14 million, and net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.36 million. For the three months ended June 30, 2012, the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.05 million, and net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.20 million. Given the foregoing, net amount recognized as net income attributable to noncontrolling interests for the six and three months ended June 30, 2012 was approximately US$0.22 million and US$0.15 million, respectively.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income as adjusted by the net loss/(income) attributable to the noncontrolling interest shareholders as discussed above yields the net income attributable to ChinaNet Online Holdings, Inc. Our net income attributable to ChinaNet Online Holdigs, Inc. was approximately US$0.46 million and US$0.53 million for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, our net income attributable to ChinaNet Online Holdigs, Inc. was approximately US$0.43 million and US$0.90 million, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2013, we had cash and cash equivalents of approximately US$3.4 million and we also have approximately US$3.4 million of term deposit placed in one of the major financial institutions in China which will expire in July 2013.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	Amounts in thousands of US dollars

Net cash (used in) provided by operating activities	(20)	$1,092
Net cash used in investing activities	(2,140)	(3,049)
Net cash used in financing activities	-	(227)
Effect of foreign currency exchange rate changes on cash	69	61
Net decrease in cash and cash equivalents	(2,091)	$(2,123)

Net cash (used in) provided by operating activities:

For the six months ended June 30, 2013, our net cash used in operating activities of approximately US$0.02 million were primarily attributable to:

(1)
net income excluding an approximately US$0.44 million net deferred income tax benefit, a US$0.99 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates, and a US$0.79 million of allowances for doubtful debts of approximately US$1.74 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.14 million;

-	accruals increased by approximately US$0.03 million;

-	prepayment to suppliers decreased by approximately US$0.26 million;

-	other assets decreased by approximately US$0.03 million; and

-	taxes payable increased by approximately US$0.74 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$1.94 million;

-	other receivables increased by approximately US$0.71 million;

-	advance from customers decreased by US$0.27 million and

-	other current liabilities decreased by approximately US$0.04 million.

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

Net cash used in investing activities:

For the six months ended June 30, 2013, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.06 million for purchasing of general office equipment; (2) we made a deposit to an unrelated technical consulting entity of approximately US$0.80 million for the purchasing of software technology that related to cloud-computing based applications and mobile based applications. As of June 30, 2013, we were still in the preliminary selection and valuation stage of these target software applications; and (3) we paid approximately US$1.28 million to settle the outstanding payment for the acquisition of the 49% equity interest in Sou Yi Lian Mei. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.14 million for the six months ended June 30, 2013.

For the six months ended June 30, 2012, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.05 million for purchasing of general office equipment; (2) we made an approximately US$2.45 million project development deposit to a third party project development and management company for the participation in the Xiaogan TMT Zone development and management. The Xiaogan TMT zone is intended to become the headquarters for SMEs, particularly those SMEs engaged in the small and medium sized franchising business. The deposit is refundable subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone. If after evaluation, further involvement in the development is not economical or efficient for us and we decide to exit, the deposit will be refunded within the current calendar year; and (3) we paid the remaining balance of consideration of approximately US$0.55 million for the 51% equity interest acquisition of Sou Yi Lian Mei consummated in December 2011. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$3.05 million for the six months ended June 30, 2012.

Net cash provided by financing activities:

For the six months ended June 30, 2013, no cash was generated from financing activities or spent for financing activities.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2013 and December 31, 2012,  net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$5.8 million and US$5.5 million, respectively.

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

As of June 30, 2013 and December 31, 2012, there were approximately US$39.6  million and US$38.1 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.5 million and US$2.4 million statutory reserve funds as of June 30, 2013 and December 31, 2012, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$5.8 million and US$5.5 million restricted net assets as of June 30, 2013 and December 31, 2012, respectively, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 14, 2013	By:	/s/ Handong Cheng

Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang

Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)