Form 10-Q
period 2013-09-30
ChinaNet Online Holdings, Inc.
filed 2013-11-19
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [x]

As of November 19, 2013 the registrant had 22,376,540 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2013	December 31, 2012
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,933	$5,483
Term deposit	3,446	3,357
Accounts receivable, net	10,772	8,486
Other receivables, net	2,285	3,103
Prepayment and deposit to suppliers	15,115	14,596
Due from related parties	443	210
Other current assets	47	136
Deferred tax assets-current	35	50
Total current assets	37,076	35,421

Investment in and advance to equity investment affiliates	845	959
Property and equipment, net	1,280	1,636
Intangible assets, net	6,559	7,167
Deposit for purchasing of software technology	2,438	-
Goodwill	11,380	11,083
Deferred tax assets-non current	1,220	652
Total Assets	$60,798	$56,918

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$813	$-
Accounts payable *	402	110
Advances from customers *	1,485	1,065
Accrued payroll and other accruals *	833	904
Payable for acquisition *	488	1,266
Taxes payable *	8,190	6,683
Other payables *	263	217
Total current liabilities	12,474	10,245

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	September 30, 2013	December 31, 2012
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,566	1,689
Long-term borrowing from director	142	139
Total Liabilities	14,182	12,073

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,376,540 shares and 22,186,540 shares at September 30, 2013 and December 31, 2012, respectively)	22	22
Additional paid-in capital	19,860	20,008
Statutory reserves	2,296	2,296
Retained earnings	21,128	19,505
Accumulated other comprehensive income	3,462	2,393
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	46,768	44,224

Noncontrolling interests	(152)	621
Total equity	46,616	44,845

Total Liabilities and Equity	$60,798	$56,918

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$23,108	$38,232	$7,341	$10,236
From related parties	314	117	140	51
	23,422	38,349	7,481	10,287
Cost of sales	13,123	28,065	3,366	6,163
Gross margin	10,299	10,284	4,115	4,124

Operating expenses
Selling expenses	2,007	2,042	617	640
General and administrative expenses	4,690	4,320	1,544	1,260
Research and development expenses	1,490	1,112	578	356
	8,187	7,474	2,739	2,256

Income from operations	2,112	2,810	1,376	1,868

Other income (expenses)
Interest income	94	123	30	2
Interest expense	(10)	-	(10)	-
Other expenses	(12)	(148)	(10)	(148)
	72	(25)	10	(146)
Income before income tax expense, equity method investments and noncontrolling interests	2,184	2,785	1,386	1,722
Income tax expense	(469)	(196)	(201)	(182)
Income before equity method investments and noncontrolling interests	1,715	2,589	1,185	1,540
Share of losses in equity investment affiliates	(170)	(394)	(45)	(97)
Net income	1,545	2,195	1,140	1,443
Net loss / (income) attributable to noncontrolling interests	78	(446)	19	(223)
Net income attributable to ChinaNet Online Holdings, Inc.	$1,623	$1,749	$1,159	$1,220

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	1,545	2,195	1,140	1,443
Foreign currency translation gain	1,076	159	248	(139)
Comprehensive Income	$2,621	$2,354	$1,388	$1,304
Comprehensive loss/ (income) attributable to noncontrolling interests	71	(450)	24	(184)
Comprehensive income attributable to ChinaNet Online Holdings, Inc.	$2,692	$1,904	$1,412	$1,120

Earnings per share
Earnings per common share
Basic	$0.07	$0.08	$0.05	$0.05
Diluted	$0.07	$0.08	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	22,253,463	22,185,226	22,371,649	22,186,540
Diluted	22,253,463	22,185,226	22,371,649	22,186,540

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,545	$2,195
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,252	1,223
Share-based compensation expenses	114	38
Allowances for doubtful debts	1,024	561
Share of losses in equity investment affiliates	170	394
Loss on disposal of property and equipment	-	2
Deferred taxes	(696)	(749)
Changes in operating assets and liabilities
Accounts receivable	(2,269)	(5,712)
Other receivables	101	198
Prepayment and deposit to suppliers	(127)	3,401
Due from related parties	(225)	4
Other current assets	89	34
Accounts payable	284	(172)
Advances from customers	388	111
Accrued payroll and other accruals	(84)	(134)
Due to related parties	-	(162)
Other payables	(67)	25
Taxes payable	1,313	1,210
Net cash provided by operating activities	2,812	2,467

Cash flows from investing activities
Purchases of vehicles and office equipment	(65)	(185)
Deposit for purchasing of software technology	(2,411)	-
Long-term investment in and advance to equity investment affiliates	(32)	-
Project development deposit to a third party	-	(2,450)
Cash effect on deconsolidation of VIEs	-	(15)
Payment for acquisition of VIEs	(1,768)	(1,817)
Net cash used in investing activities	(4,276)	(4,467)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from short-term bank loan	804	-
Dividend paid to convertible preferred stockholders	-	(5)
Short-term loan borrowed from an equity investment affiliate	-	316
Short-term loan repaid to an equity investment affiliate	-	(537)
Net cash provided by (used in) financing activities	804	(226)

Effect of exchange rate fluctuation on cash and cash equivalents	110	44

Net decrease in cash and cash equivalents	(550)	(2,182)

Cash and cash equivalents at beginning of the period	5,483	10,695
Cash and cash equivalents at end of the period	$4,933	$8,513

Supplemental disclosure of cash flow information

Income taxes paid	$39	$74

Non-cash transactions:
Restricted stock and options granted for future service	$11	$53

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,438,469) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan. The Company’s share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in Shenzhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,064,115) to RMB22,000,000 (approximately US$3,576,422), resulted from a decrease in paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

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

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,625,646) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5%. As such, the Company ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

On July 1, 2011, Quanzhou Zhi Yuan formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”) and Quanzhou Tian Xi Shun He formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). These companies were primarily engaged in advertisement design, production, promulgation and provided the related advertising and marketing consultancy services. In October 2013, the Company unregistered these two companies as their business activities were dormant since incorporation.

On July 1, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual who is not affiliated with the Company, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”). Sheng Tian Hubei was 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual until September 3, 2013 when Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sheng Tian Hubei. As a result of the acquisition, Sheng Tian Hubei became a wholly owned subsidiary of Business Opportunity Online Hubei. Sheng Tian Hubei is primarily engaged in computer system design, development and promotion, software development and promotion, and providing the related technical consultancy services.

On December 20, 2011, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”).  In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei accordingly. Sou Yi Lian Mei has a wholly-owned subsidiary, which is Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”). Sou Yi Lian Mei and its subsidiary are primary engaged in providing online advertising and marketing services.

On April 11, 2013, one of the Company’s VIEs, Business Opportunity Online, formed a new wholly-owned company, Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”). Quanzhou Zhi Lang is primarily engaged in marketing planning, advertisement design, production and promulgation and network technology development.

As of September 30, 2013, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,931	$4,275
Term deposit	3,446	3,357
Accounts receivable, net	10,621	8,392
Other receivables, net	2,171	2,921
Prepayment and deposit to suppliers	15,113	14,587
Due from related parties	143	49
Other current assets	27	35
Deferred tax assets-current	35	50
Total current assets	35,487	33,666

Investment in and advance to equity investment affiliates	801	916
Property and equipment, net	1,123	1,389
Intangible assets, net	6,556	7,152
Deposit for purchasing of software technology	2,438	-
Goodwill	11,380	11,083
Deferred tax assets-non current	949	511
Total Assets	$58,734	$54,717

Liabilities
Current liabilities:
Short-term bank loan	$813	$-
Accounts payable	402	110
Advances from customers	1,485	1,065
Accrued payroll and other accruals	366	455
Due to Control Group	11	11
Payable for acquisition	488	1,266
Taxes payable	7,694	6,136
Other payables	151	196
Total current liabilities	11,410	9,239

Deferred tax Liabilities-non current	1,566	1,689
Total Liabilities	$12,976	$10,928

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the nine months ended September 30, 2013, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$23,120,000, cost of sales of approximately US$13,121,000, operating expenses of approximately US$6,482,000 and net income before allocation to noncontrolling interests of approximately US$2,824,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended September 30, 2013, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$7,380,000, cost of sales of approximately US$3,365,000, operating expenses of approximately US$2,160,000 and net income before allocation to noncontrolling interests of approximately US$1,579,000.

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

The interim consolidated financial information as of September 30, 2013 and for the nine and three months ended September 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, its consolidated results of operations for the nine and three months ended September 30, 2013 and 2012, and its consolidated cash flows for the nine months ended September 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2013	December 31, 2012

Balance sheet items, except for equity accounts	6.1514	6.3161

	Nine Months Ended September 30,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.2215	6.3275

	Three Months Ended September 30,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.1695	6.3313

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the nine months ended September 30, 2013 and 2012, advertising expenses for the Company’s own brand building were approximately US$292,000 and US$224,000, respectively. For the three months ended September 30, 2013 and 2012, advertising expenses for the Company’s own brand building were approximately US$148,000 and US$56,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2013 and 2012 were approximately US$1,490,000 and US$1,112,000, respectively. Expenses for research and development for the three months ended September 30, 2013 and 2012 were approximately US$578,000 and US$356,000, respectively.

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Company’s PRC subsidiary and VIEs are subject to examination by the relevant tax authorities. The Company did not have any material interest or penalties associated with tax positions for the nine and three months ended September 30, 2013 and 2012, and did not have any significant unrecognized uncertain tax positions as of September 30, 2013 and December 31, 2012, respectively.

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

4.	Term deposit

Term deposit as of September 30, 2013 and December 31, 2012 represents the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution of China, which management believes is of high credit quality. The term deposit that matured on July 5, 2013 was extended to July 5, 2014 with an interest rate of 3.3% per annual.

5.	Accounts receivable, net

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	14,735	12,116
Allowance for doubtful debts	(3,963)	(3,630)
Accounts receivable, net	10,772	8,486

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2013, the Company provided approximately US$3,963,000 allowance for doubtful debts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the nine and three months ended September 30, 2013, approximately US$233,000 allowance for doubtful debts was provided. For the nine and three months ended September 30, 2012, approximately US$350,000 and US$nil allowance for doubtful debts was provided.

6.	Other receivables, net

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	1,626	2,375
Short-term loans to unrelated entities	488	475
Term deposit interest receivable	28	59
Staff advances for normal business purpose	143	194
Overdue contract guarantee deposits	962	158
Allowance for doubtful debts	(962)	(158)
Other receivables, net	2,285	3,103

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Short-term loan made for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$4,064,115) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” This TV series was produced in commemoration of “The Republican Revolution of 1911” (the Chinese bourgeois democratic revolution led by Dr. Sun Yat-sen which overthrew the Qing Dynasty). By participating in this TV series, the Company’s logo is shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn since September 2011 and continues to sell its broadcasting rights to other provincial TV channels for additional exposure. As of September 30, 2013, the Company has collected an aggregate of RMB15,000,000 (approximately US$2,438,469) from the borrower. In accordance with an agreement between the Company and the borrower, the Company extended the term of this loan from December 31, 2012 to December 31, 2013, as this TV series is still selling its broadcasting rights to TV stations and other media. The Company will continue to assess the collectability of this loan. If an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

For all advertising resources purchasing contracts signed by the Company with its resource providers, the Company is required to make contract guarantee deposits, which are either used to pay the actual contract amount of resources used in the last month of each contract period or to be refunded to the Company of the remaining balance upon expiration of the contract. Overdue contract guarantee deposits represented the portion of the contract guarantee deposits, which related advertising resources purchasing contracts had been completed as of each of the reporting dates. Based on the assessment of the collectability of these overdue contract guarantee deposits as of September 30, 2013, the Company provided approximately US$962,000 allowance for doubtful debts, which was related to the contract guarantee deposits of its TV advertising business segment. For the nine and three months ended September 30, 2013, approximately US$791,000 and US$nil allowance for doubtful debts was provided, respectively. For the nine and three months ended September 30, 2012, approximately US$211,000 and US$nil allowance for doubtful debts was provided, respectively.

7.	Prepayments and deposit to suppliers

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Contract execution guarantees to TV advertisement and internet resources providers	8,168	9,463
Prepayments to TV advertisement and internet resources providers	6,845	5,069
Other deposits and prepayments	102	64
	15,115	14,596

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

8.	Due from related parties

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	36	53
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	260	87
Beijing Telijie Century Environmental Technology Co., Ltd.	147	70
	443	210

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

9.	Investment in and advance to equity investment affiliates

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	768	916
Advance to equity investment affiliates	77	43
	845	959

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the nine months ended September 30, 2013:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2012 (audited)	492	467	959
Share of losses in equity investment affiliates	(41)	(129)	(170)
Advance to equity investment affiliates	-	32	32
Exchange translation adjustment	12	12	24
Balance as of September 30, 2013 (unaudited)	463	382	845

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company. Shenzhen Mingshan was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,438,469) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s share of equity interest decreased from 51% to 20.4% accordingly. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,064,115) to RMB22,000,000 (approximately US$3,576,422), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

For the nine months ended September 30, 2013 and 2012, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$41,000 and US$120,000, respectively. For the three months ended September 30, 2013 and 2012, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$6,000 and US$27,000, respectively. These losses recognized were reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheets.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company. Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through December 29, 2011. On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,625,646) in cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s share of equity interest decreased from 51% to 25.5% accordingly.

For the nine months ended September 30, 2013 and 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$129,000 and US$274,000, respectively. For the three months ended September 30, 2013 and 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$39,000 and US$70,000, respectively. These losses recognized was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheets.

10.	Property and equipment, net

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	992	925
Office equipment	1,544	1,481
Electronic devices	1,237	1,205
Property and equipment, cost	3,773	3,611
Less: accumulated depreciation	(2,493)	(1,975)
Property and equipment, net	1,280	1,636

Depreciation expenses in the aggregate for the nine months ended September 30, 2013 and 2012 were approximately US$461,000 and US$440,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses in the aggregate for the three months ended September 30, 2013 and 2012 were approximately US$150,000 and US$145,000, respectively.

11.	Intangible assets, net

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Trade name	317	309
Domain name	1,570	1,529
Intangible assets subject to amortization:
Contract backlog	202	196
Customer relationship	3,526	3,434
Non-compete agreements	1,395	1,358
Software technologies	333	325
Cloud-computing based software platforms	1,509	1,470
Other computer software	78	76
Intangible assets, cost	8,930	8,697
Less: accumulated amortization	(2,371)	(1,530)
Intangible assets, net	6,559	7,167

Amortization expenses in aggregate for the nine months ended September 30, 2013 and 2012 were approximately US$791,000 and US$783,000, respectively.

Amortization expenses in aggregate for the three months ended September 30, 2013 and 2012 were approximately US$262,000 and US$260,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of September 30, 2013, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$262,000 for the three months ended December 31, 2013, approximately US$1,049,000 per year through December 31, 2015, approximately US$1,009,000 for the year ended December 31, 2016 and approximately US$509,000 for the year ended December 31, 2017.

12.	Deposit for purchasing of software technology

Deposit for purchasing of software technology: the Company made a deposit to an unrelated technical consulting entity of RMB15,000,000 (approximately US$2,438,000) for the purchasing of software technology that related to cloud-computing based applications and mobile based applications. As of September 30, 2013, the Company reviewed the draft valuation results of these target software applications, and was in the process of negotiations and determination of the transaction details.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2012 (audited)	11,083
Exchange translation adjustment	297
Balance as of September 30, 2013 (unaudited)	11,380

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Short-term bank loan

Short-term bank loan as of September 30, 2013 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.81 million) borrowed by one of the Company’s VIEs from a major financial institution of China. The interest rate of the short-term bank loan is a floating lending rate, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”). As of September 30, 2013, the interest rate of the short-term loan is 7.8%. The short-term bank loan will mature on July 31, 2014.

15.	Accrued payroll and other accruals

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	456	538
Accrued operating expenses	377	366
	833	904

16.	Payable for acquisition

Payable for acquisition as of September 30, 2013 and December 31, 2012 represented the outstanding balance payment of approximately RMB3.0 million and RMB8.0 million for the acquisitions of the 49% equity interest in Sheng Tian Hubei and Sou Yi Lian Mei that were consummated in September 2013 and September 2012, respectively. The outstanding balances were paid to the former shareholder of Sheng Tian Hubei and Sou Yi Lian Mei in October 2013 and January 2013, respectively.

17.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the nine and three months ended September 30, 2013, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the nine and three months ended September 30, 2013 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the nine and three months ended September 30, 2013 and 2012, the applicable income tax rate for Rise King WFOE was 12.5%. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

●
Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15%.  Therefore, for the nine and three months ended September 30, 2013 and 2012, the applicable income tax rate of Business Opportunity Online was 15%.

●
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption from its first profitable year, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years. Based on the previous communication between the entity and the local tax authorities of Xiaogan Economic Development Zone, the entity is entitled to a two-year EIT exemption for fiscal 2012 and 2013, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. However, during the periodic administrative review conducted by local tax authorities of Xiaogan Economic Development Zone in early August 2013, the local tax authorities determined that the first profitable year of the entity was fiscal 2011 instead of fiscal 2012, despite the fact that a deemed income tax computation method was adopted by the entity as approved by the local tax authorities previously. The deemed income tax computation method is considered as a special tax computation and collection method as compared to the regular actual income/loss method. Although there is no definite guidance set forth in the current EIT law regard this issue, the Company believes it may have a favorable impact of the determination of the entity’s first profitable year. Based on the current circumstances, the Company believes that more likely than not the local tax authorities will determine the first profitable year of Business Opportunity Online Hubei as fiscal 2011, which may result in the increase of the entity’s applicable income tax rate for its fiscal year 2013 to 12.5%. Therefore, the entity accrued its income tax expense based on a 12.5% income tax rate for the nine and three months ended September 30, 2013. For the nine and three months ended September 30, 2012, the applicable income tax rate of Business Opportunity Online Hubei was nil%.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the nine and three months ended September 30, 2013 and 2012.

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

For the nine and three months ended September 30, 2013 and 2012, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2013 and December 31, 2012, taxes payable consists of:

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	2,868	2,609
Enterprise income tax payable	5,322	4,074
	8,190	6,683

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2013 and 2012, the Company’s income tax benefit / (expense) consisted of:

	Nine Months Ended September 30,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	(1,165)	(945)
Deferred-PRC	696	749
	(469)	(196)

	Three Months Ended September 30,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	(460)	(373)
Deferred-PRC	259	191
	(201)	(182)

The Company’s deferred tax liabilities at September 30, 2013 and changes for the nine months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2012 (audited)	1,689
Reversal during the period	(168)
Exchange translation adjustment	45
Balance as of September 30, 2013 (unaudited)	1,566

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in 2011. Reversal for the nine and three months ended September 30, 2013 of approximately US$168,000 and US$56,000, respectively, was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	3,625	2,929
Bad debts provision	1,103	824
Valuation allowance	(3,473)	(3,051)
	1,255	702

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	35	50
Deferred tax assets reclassified as non-current asset	1,220	652
	1,255	702

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$6,770,000 and US$6,363,000 at September 30, 2013 and December 31, 2012, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2033. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$7,674,000 and US$4,093,000 at September 30, 2013 and December 31, 2012, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2018. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the differences are expected to reverse. No valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will be realized through sufficient future earnings of the entities to which the operating losses relate.

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

18.	Long-term borrowing from director

	September 30, 2013	December 31, 2012
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	142	139

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE.

19.	Warrants

The Company issued warrants in its August 2009 Financing. Warrants issued and outstanding at September 30, 2013 and changes during the nine months then ended are as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2012 (audited)	2,363,456	$3.52	1.63	2,363,456	$3.52	1.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2013 (unaudited)	2,363,456	$3.52	0.88	2,363,456	$3.52	0.88

20.	Restricted Net Assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2013 and December 31, 2012, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$5.8 million and US$5.5 million, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2013 and December 31, 2012, there was approximately US$41.2 million and US$38.1 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.5 million and US$2.4 million statutory reserve funds as of September 30, 2013 and December 31, 2012, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$5.8 million and US$5.5 million restricted net assets as of September 30, 2013 and December 31, 2012, respectively, as discussed above.

21.	Related party transactions

Revenue from related parties:
	Nine Months Ended September 30,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	213	73
-Beijing Fengshangyinli Technology Co., Ltd.	7	2
-Beijing Telijie Century Environmental Technology Co., Ltd.	94	42
	314	117

	Three Months Ended September 30,
	2013	2012
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	91	18
-Beijing Fengshangyinli Technology Co., Ltd.	1	1
-Beijing Telijie Century Environmental Technology Co., Ltd.	48	32
	140	51

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$352,000 and US$288,000 for the nine months ended September 30, 2013 and 2012, respectively. The total amounts for such employee benefits were approximately US$121,000 and US$93,000 for the three months ended September 30, 2013 and 2012, respectively.

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of September 30, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China and Hong Kong Special Administrative Region of the PRC, which management believes are of high credit quality.

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

Concentration of customers

For the nine months ended September 30, 2012, one customer accounted for 12% of the Company’s sales. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s sales for the nine months ended September 30, 2013 and 2012, respectively.

There was no single customer who accounted for more than 10% of the Company’s sales for the three months ended September 30, 2013 and 2012, respectively.

As of December 31, 2012, one customer accounted for 10% of the Company’s accounts receivables. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2013 and December 31, 2012, respectively.

Concentration of suppliers

For the nine months ended September 30, 2013, three suppliers individually accounted for 34%, 26% and 14% of the Company’s cost of sales, respectively. For the nine months ended September 30, 2012, two suppliers accounted for 58% and 11% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the nine months ended September 30, 2013 and 2012, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended September 30, 2013, two suppliers individually accounted for 47% and 14% of the Company’s cost of sales, respectively. For the three months ended September 30, 2012, one supplier accounted for 45% of the Company’s cost of sales. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended September 30, 2013 and 2012, respectively.

24.	Commitments

The following table sets forth the Company’s operating lease commitment as of September 30, 2013:

Office Rental
US$(’000)
(Unaudited)
Three months ending December 31,
-2013	83
Year ending December 31,
-2014	301
-2015	301
-2016	75
Total	760

For the nine months ended September 30, 2013 and 2012, rental expenses under operating leases were approximately US$379,000 and US$355,000, respectively. For the three months ended September 30, 2013 and 2012, rental expenses under operating leases were approximately US$130,000 and US$122,000, respectively.

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

Nine Months Ended September 30, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	15,318	5,687	211	2,206	-	-	23,422
Cost of sales	6,670	5,246	1	1,206	-	-	13,123
Total operating expenses	5,003	1,012	161	880	1,131 *	-	8,187
Depreciation and amortization expense included in total operating expenses	777	32	161	163	119	-	1,252
Operating income (loss)	3,645	(571)	49	120	(1,131)	-	2,112

Share of losses in equity investment affiliates	-	-	-	(129)	(41)	-	(170)
Expenditure for long-term assets	2,464	-	-	2	10	-	2,476
Net income (loss)	3,204	(616)	49	(44)	(1,048)	-	1,545
Total assets – September 30, 2013	43,197	15,836	449	8,609	14,398	(21,691)	60,798

*Including approximately US$114,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	6,071	560	71	779	-	-	7,481
Cost of sales	2,406	503	1	456	-	-	3,366
Total operating expenses	1,729	257	56	329	368 *	-	2,739
Depreciation and amortization expense included in total operating expenses	261	7	56	54	34	-	412
Operating income (loss)	1,936	(200)	14	(6)	(368)	-	1,376

Share of losses in equity investment affiliates	-	-	-	(39)	(6)	-	(45)
Expenditure for long-term assets	1,611	-	-	2	3	-	1,616
Net income (loss)	1,694	(185)	14	(49)	(334)	-	1,140
Total assets – September 30, 2013	43,197	15,836	449	8,609	14,398	(21,691)	60,798

*Including approximately US$94,000 share-based compensation expenses.

Nine Months Ended September 30, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	15,393	19,751	214	3,031	-	(40)	38,349
Cost of sales	7,447	19,519	19	1,080	-	-	28,065
Total operating expenses	4,666	675	155	813	1,165 *	-	7,474
Depreciation and amortization expense included in total operating expenses	782	51	155	161	74	-	1,223
Operating income (loss)	3,280	(443)	40	1,138	(1,165)	(40)	2,810

Share of losses in equity investment affiliates	-	-	-	(274)	(120)	-	(394)
Expenditure for long-term assets	179	6	-	-	-	-	185
Net income (loss)	3,208	(417)	40	579	(1,175)	(40)	2,195
Total assets September 30,2012	41,547	15,607	649	8,207	15,012	(22,570)	58,452

*Including approximately US$38,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2012 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	5,690	3,238	72	1,327	-	(40)	10,287
Cost of sales	2,522	3,162	7	472	-	-	6,163
Total operating expenses	1,313	208	52	339	344 *	-	2,256
Depreciation and amortization expense included in total operating expenses	261	16	52	54	22	-	405
Operating income (loss)	1,855	(132)	13	516	(344)	(40)	1,868

Share of losses in equity investment affiliates	-	-	-	(70)	(27)	-	(97)
Expenditure for long-term assets	133	6	-	-	-	-	139
Net income (loss)	1,622	(124)	13	317	(345)	(40)	1,443
Total assets September 30,2012	41,547	15,607	649	8,207	15,012	(22,570)	58,452

*Including approximately US$11,000 share-based compensation expenses.

26.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$1,623	$1,749	$1,159	$1,220

Weighted average number of common shares outstanding – Basic	22,253,463	22,185,226	22,371,649	22,186,540
Effect of diluted securities:
Warrants and options	-	-	-	-
Weighted average number of common shares outstanding – Diluted	22,253,463	22,185,226	22,371,649	22,186,540

Earnings per share-Basic	$0.07	$0.08	$0.05	$0.05
Earnings per share-Diluted	$0.07	$0.08	$0.05	$0.05

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2013, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

For the three months ended September 30, 2013, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

For the nine months ended September 30, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,909,390 and 939,440 shares of common stock, respectively, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

For the three months ended September 30, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,719,347 and 939,440 shares of common stock, respectively, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

27.	Share-based compensation expenses

On July 5, 2013, the Company granted 150,000 shares of the Company’s restricted common stock to a technical service provider, in relation to its service provided to the Company. These shares were valued at US$0.55 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized for the nine and three months ended September 30, 2013 was US$82,500.

On January 1, 2012, the Company granted 80,000 shares of the Company’s restricted common stock to an investor relations service provider, in relation to its service provided to the Company for a 24-month period. These shares were valued at US$1.05 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the nine and three months ended September 30, 2013 was US$31,500 and US$10,500, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options issued and outstanding at September 30, 2013 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2012 (audited)	939,440	8.51	$1.42	939,440	8.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2013 (unaudited)	939,440	7.76	$1.42	939,440	7.76	$1.42

The aggregate unrecognized share-based compensation expenses as of September 30, 2013 and 2012 is approximately US$11,000 and US$53,000, respectively.

28.	Subsequent event

Business Opportunity Online, one of the indirect wholly owned VIEs of the Company, Handong Cheng, Chairman and CEO of the Company, and Jinbo Yao, Legal Representative of Beijing 58 Information Technology Co., Ltd. (the “Beijing 58”) have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Xuanfu Liu, an approximate 34% shareholder of the Company, on October 19, 2013, in the Xiaogan City Xiaonan District People’s Court in Hubei Province, China. The complaint alleges that Mr. Cheng abused operation and management rights and that Mr. Cheng’s disposition of equity interests that Business Opportunity Online held in Beijing 58 (the “Equity Interests”), without the consent of the plaintiff, was an act of infringement and in violation of the articles of association of Business Opportunity Online and Chinese corporate law. The complaint seeks a court order to declare the contract allegedly entered into by and between Mr. Cheng, on behalf of Business Opportunity Online, and Mr. Yao, null and void. The Company denies all of the allegations against it and intends to defend vigorously against the lawsuit. The Company currently cannot estimate the amount or range of possible losses from this litigation.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. In October 2008, a series of contractual arrangements (the “Contractual Agreements” or the “VIE Agreements”) were entered between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities”) and its common individual owners (the “PRC Shareholders” or the “Control Group”). The Contractual Agreements allowed China Net BVI through Rise King WFOE to, among other things, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They have also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities directly.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,438,469) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in Shenzhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,064,115) to RMB22,000,000 (approximately US$3,576,422), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, our share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and we continued to retain significant influence over Shenzhen Mingshan. Therefore, as of September 30, 2013, Shenzhen Mingshan was an equity investment affiliate of ours.

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

On January 28, 2011, one of our VIEs, Business Opportunity Online, formed a new wholly-owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”). Business Opportunity Online Hubei is primarily engaged in internet advertisement design, production and promulgation.

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

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,625,646) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5%. As such, we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of September 30, 2013, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

On July 1, 2011, Quanzhou Zhi Yuan formed a new wholly owned company, Xin Qi Yuan Advertisement Planning (Hubei) Co., Ltd. (“Xin Qi Yuan Hubei”) and Quanzhou Tian Xi Shun He formed a new wholly owned company, Mu Lin Sen Advertisement (Hubei) Co., Ltd. (“Mu Lin Sen Hubei”). These companies were primarily engaged in advertisement design, production, promulgation and provided the related advertising and marketing consultancy services. In October 2013, we unregistered these two companies as their business activities were dormant since incorporation.

On July 1, 2011, Business Opportunity Online Hubei, together with an individual who is not affiliated with us, formed a new company, Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”). Sheng Tian Hubei was 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual until September 3, 2013 when Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sheng Tian Hubei. As a result of the acquisition, Sheng Tian Hubei became a wholly owned subsidiary of Business Opportunity Online Hubei. Sheng Tian Hubei is primarily engaged in computer system design, development and promotion, software development and promotion, and providing the related technical consultancy services.

On December 20, 2011, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”). In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei accordingly. Sou Yi Lian Mei has a wholly-owned subsidiary, which is Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”). Sou Yi Lian Mei and its subsidiary are primary engaged in providing online advertising and marketing services.

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

A.       RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$23,108	$38,232	$7,341	$10,236
From related parties	314	117	140	51
	23,422	38,349	7,481	10,287
Cost of sales	13,123	28,065	3,366	6,163
Gross margin	10,299	10,284	4,115	4,124

Operating expenses
Selling expenses	2,007	2,042	617	640
General and administrative expenses	4,690	4,320	1,544	1,260
Research and development expenses	1,490	1,112	578	356
	8,187	7,474	2,739	2,256

Income from operations	2,112	2,810	1,376	1,868

Other income (expenses)
Interest income	94	123	30	2
Interest expense	(10)	-	(10)	-
Other expenses	(12)	(148)	(10)	(148)
	72	(25)	10	(146)
Income before income tax expense, equity method investments and noncontrolling interests	2,184	2,785	1,386	1,722
Income tax expense	(469)	(196)	(201)	(182)
Income before equity method investments and noncontrolling interests	1,715	2,589	1,185	1,540
Share of losses in equity investment affiliates	(170)	(394)	(45)	(97)
Net income	1,545	2,195	1,140	1,443
Net loss / (income) attributable to noncontrolling interests	78	(446)	19	(223)
Net income attributable to ChinaNet Online Holdings, Inc.	$1,623	$1,749	$1,159	$1,220

Earnings per share
Earnings per common share
Basic	$0.07	$0.08	$0.05	$0.05
Diluted	$0.07	$0.08	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	22,253,463	22,185,226	22,371,649	22,186,540
Diluted	22,253,463	22,185,226	22,371,649	22,186,540

Revenue

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
Revenue type

Internet advertisement	$15,015	64.1%	$15,204	39.6%
Technical services	303	1.3%	149	0.4%
TV advertisement	5,687	24.3%	19,751	51.5%
Bank kiosks	211	0.9%	214	0.5%
Brand management and sales channel building	2,206	9.4%	3,031	8.0%
Total	$23,422	100%	$38,349	100%

	Three Months Ended September 30,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
Revenue type

Internet advertisement	$5,969	79.8%	$5,585	54.3%
Technical services	102	1.4%	65	0.6%
TV advertisement	560	7.5%	3,238	31.5%
Bank kiosks	71	0.9%	72	0.7%
Brand management and sales channel building	779	10.4%	1,327	12.9%
Total	$7,481	100%	$10,287	100%

Total Revenues: Our total revenues decreased to US$23.42 million for the nine months ended September 30, 2013 from US$38.35 million for the nine months ended September 30, 2012, representing a 38.9% decrease. For the three months ended September 30, 2013, our total revenues decreased to US$7.48 million from US$10.29 million for the three months ended September 30, 2012, representing a 27.3% decrease. These decreases were primarily due to the significant decrease in low margin TV advertising revenue for the nine and three months ended September 30, 2013 as compared to the same periods of last year.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. We also derive revenue from the sale of advertising time purchased from different TV programs. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the nine and three months ended September 30, 2013 and 2012, our service revenue from related parties in the aggregate was less than 2% of the total revenue we achieved for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net income/(loss) generated from each of our VIEs and subsidiaries for the nine and three months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	160	143	-	303
Business Opportunity Online and subsidiaries	17,262	171	-	17,433
Beijing CNET Online and subsidiaries	5,686	-	-	5,686
Total revenue	23,108	314	-	23,422

For the three months ended September 30, 2013:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	54	48	-	102
Business Opportunity Online and subsidiaries	6,722	92	-	6,814
Beijing CNET Online and subsidiaries	565	-	-	565
Total revenue	7,341	140	-	7,481

For the nine months ended September 30, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	2	301
Business Opportunity Online and subsidiaries	8,713	8,720
Beijing CNET Online and subsidiaries	4,408	1,278
Total	13,123	10,299

For the three months ended September 30, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	2	100
Business Opportunity Online and subsidiaries	3,071	3,743
Beijing CNET Online and subsidiaries	293	272
Total	3,366	4,115

For the nine months ended September 30, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(873)
Business Opportunity Online and subsidiaries	3,091
Beijing CNET Online and subsidiaries	(262)
Shanghai Jing Yang	(4)
ChinaNet Online Holdings, Inc.	(407)
Total net loss before allocation to the noncontrolling interest	1,545

For the three months ended September 30, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(280)
Business Opportunity Online and subsidiaries	1,750
Beijing CNET Online and subsidiaries	(169)
Shanghai Jing Yang	(2)
ChinaNet Online Holdings, Inc.	(159)
Total net loss before allocation to the noncontrolling interest	1,140

For the nine months ended September 30, 2012:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	107	42	40	189
Business Opportunity Online and subsidiaries	31,800	75	-	31,875
Beijing CNET Online and subsidiaries	6,325	-	-	6,325
Inter-co., elimination	-	-	(40)	(40)
Total revenue	38,232	117	-	38,349

For the three months ended September 30, 2012:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	40	25	40	105
Business Opportunity Online and subsidiaries	8,387	26	-	8,413
Beijing CNET Online and subsidiaries	1,809	-	-	1,809
Inter-co., elimination	-	-	(40)	(40)
Total revenue	10,236	51	-	10,287

For the nine months ended September 30, 2012:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	8	181
Business Opportunity Online and subsidiaries	23,795	8,080
Beijing CNET Online and subsidiaries	4,262	2,063
Inter-co., elimination	-	(40)
Total	28,065	10,284

For the three months ended September 30, 2012:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	3	102
Business Opportunity Online and subsidiaries	5,289	3,124
Beijing CNET Online and subsidiaries	877	932
Shanghai Jing Yang	(6)	6
Inter-co., elimination	-	(40)
Total	6,163	4,124

For the nine months ended September 30, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(1,172)
Business Opportunity Online and subsidiaries	3,585
Beijing CNET Online and subsidiaries	367
Shanghai Jing Yang	(9)
ChinaNet Online Holdings, Inc.	(576)
Total net income before allocation to the noncontrolling interest	2,195

For the three months ended September 30, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(251)
Business Opportunity Online and subsidiaries	1,514
Beijing CNET Online and subsidiaries	332
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(151)
Total net income before allocation to the noncontrolling interest	1,443

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●
Internet advertising revenues for the nine months ended September 30, 2013 were approximately US$15.02 million as compared to approximately US$15.20 million for the same period in 2012. For the three months ended September 30, 2013 and 2012, internet advertising revenues was approximately US$5.97 million and US$5.59 million, respectively. Excluding the business tax expenses of approximately US$0.70 million and US$0.23 million for the nine and three months ended September 30, 2012, respectively, which was included in revenue before the launching of the Pilot Collection of Value Added Tax in lieu of Business Tax commencing on September 1, 2012 in Beijing, November 1, 2012 in Fujian province and December 1, 2012 in Hubei province, our internet advertising revenue increased by approximately 4% and 11% for the nine and three months ended September 30, 2013, respectively, as compared to the same periods of last year. The increase in our internet advertising revenues for the nine months ended September 30, 2013 was partially offset by the approximately 9% decrease in revenues of this segment incurred during the three months ended March 31, 2013 as compared to the same period of last year, which resulted from a decrease in the average internet advertising spending per customer due to the general decline of China’s economy which continues during fiscal 2013. This situation was improved during the second and third quarters of fiscal 2013, along with the gradual increase in the number of customers of this segment, although there is no significant improvement in the per customer spending. As a result, excluding the business tax effect as discussed above, our internet advertising revenues increased by approximately 6% and 11% for the second and third fiscal quarter of 2013 as compared to the same periods of last year, respectively.

●
Revenues generated from technical services provided by Rise King WFOE were US$0.30 million for the nine months ended September 30, 2013 as compared to US$0.15 million for the same period in 2012. For the three months ended September 30, 2013 and 2012, revenues generated from technical services were approximately US$0.10 million and US$0.07 million, respectively. Due to the slowdown in economic growth that began from the second quarter of 2011, and slightly improved in fiscal 2012 and the first nine months of 2013, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly. In response to the overall economic downturn in China, from the second half of 2011, the majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above. Therefore, for the nine and three months ended September 30, 2013 and 2012, our technical services revenues generated by Rise King WFOE were insignificant.

●
Our TV advertising revenue decreased significantly to US$5.69 million for the nine months ended September 30, 2013 from US$19.75 million for the same period in 2012. For the three months ended September 30, 2013, our TV advertising revenue decreased significantly to US$0.56 million from US$3.24 million for the same period in 2012. For the nine months ended September 30, 2013, we sold approximately 4,012 minutes of advertising time that we purchased from different provincial TV stations as compared to approximately 17,950 minutes we sold in the same period of 2012. For the three months ended September 30, 2013, we sold approximately 480 minutes of TV advertising time as compared to approximately 2,650 minutes we sold in the same period of last year. For the nine and three months ended September 30, 2012, we had significantly increased the quantity of time slots purchased from TV stations as compared with previous years with the purpose to strategically bind the cooperation with the TV stations for the launching of our entrepreneurial reality show, and consecutively to facilitate more general public visits to our entrepreneurial website, Chuanye.com, create additional traffic on our advertising portals, 28.com and Liansuo.com, and monetize more branded larger size small and medium enterprises for our services and secure our competitive advantage and resources in the TV business segment against our competitors in concordance. However, due to the Chinese New Year holiday effect in the first quarter of each fiscal year, which is correspondingly considered to be the slowest time for our TV advertising segment, and due to the relatively decreased demands of TV advertising due to increased time cost, we achieved only 1% and 2% gross margin for this segment for the nine and three months ended September 30, 2012, respectively. For the nine and three months ended September 30, 2013, we sold limited TV time slots at an affordable cost to the needed customers at an agreed profitable price, which enabled us to improve the gross margin for this business segment to 8% and 10%, respectively. We will continue to monitor our customers’ needs of the TV advertising services and improve the profitability of this business segment in the rest of fiscal 2013.

●
For the nine months ended September 30, 2013 and 2012, we earned both US$0.21 million of revenue from the bank kiosk business segment. For the three months ended September 30, 2013 and 2012, we earned both approximately US$0.07 million of revenue from the bank kiosk business segment. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is on expanding internet business. The kiosk business’ many details still need to be further analyzed and confirmed before allocating more capital to this business unit. Therefore, this segment was not significant contributor to our revenue for the nine and three months ended September 30, 2013 and 2012. Management currently maintains this business without any expansion plans. Some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

●
For the nine months ended September 30, 2013, we achieved approximately US$2.21 million service revenue from our brand management and sales channel building segment as compared to US$3.03 million service revenue generated in the same period of 2012. For the three months ended September 30, 2013, we achieved approximately US$0.78 million service revenue from this segment as compared to US$1.33 million service revenue generated in the same period of 2012. The decrease in revenues generated from this business segment for the nine and three months ended September 30, 2013 as compared with the same periods of last year was primarily due to a decrease in the average spending per customer caused by the cautiously tighten of advertising budget by our customers to respond the uncertainty of the China’s economy.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2013			2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$15,015	$6,668	56%	$15,204	$7,439	51%
Technical service	303	2	99%	149	8	95%
TV advertisement	5,687	5,246	8%	19,751	19,519	1%
Bank kiosk	211	1	100%	214	19	91%
Brand management and sales channel building	2,206	1,206	45%	3,031	1,080	64%
Total	$23,422	$13,123	44%	$38,349	$28,065	27%

	Three Months Ended September 30,
	2013			2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$5,969	$2,404	60%	$5,585	$2,519	55%
Technical service	102	2	98%	65	3	95%
TV advertisement	560	503	10%	3,238	3,162	2%
Bank kiosk	71	1	99%	72	7	90%
Brand management and sales channel building	779	456	41%	1,327	472	64%
Total	$7,481	$3,366	55%	$10,287	$6,163	40%

Cost of revenues: Our total cost of revenues decreased to US$13.12 million for the nine months ended September 30, 2013 from US$28.07 million for the same period in 2012. For the three months ended September 30, 2013, our total cost of revenues decreased to US$3.37 million from US$6.16 million for the same period in 2012. These changes were primarily due to the significant decrease in costs associated with our TV advertisement business segment, which was in line with the decrease in our TV advertisement revenue as discussed above. Our cost of revenues related to our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services.

●
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for over 80% of our total internet advertisement cost of sales. We purchased the internet resources from other well-known portal websites in China, such as Baidu, Sogou and Tecent (QQ). We were able to secure discounts from our suppliers for purchasing these internet resources in large volumes. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites. For the nine months ended September 30, 2013 and 2012, our total cost of sales for internet advertising was US$6.67 million and US$7.44 million, respectively. For the three months ended September 30, 2013 and 2012, our total cost of sales for internet advertising was US$2.40 million and US$2.52 million, respectively. Excluding the business tax expenses of approximately US$0.70 million and US$0.23 million for the nine and three months ended September 30, 2012, respectively, which were included in cost of sales before the launching of the Pilot Collection of Value Added Tax in lieu of Business Tax commencing on September 1, 2012 in Beijing, November 1, 2012 in Fujian province and December 1, 2012 in Hubei province, our internet advertising cost decreased by approximately 1% for the nine months ended September 30, 2013, and increased by approximately 5% for the three months ended September 30, 2013, as compared to the same periods of last year. Our gross margin ratios of this segment improved to 56% and 60% for the nine and three months ended September 30, 2013 as compared to 51% and 55% for the same periods of last year, respectively. This was partially benefited from our efforts in, first, actively engaging in mobile marketing tools, such as Weibo and WeChat; second, actively participating in various franchise exhibitions and other related events, which indirectly promoted our brand recognition, and in return created additional traffic to our advertising portals and enabled us to save certain of our internet resources cost.

●
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$5.25 million and US$19.52 million for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, our TV advertisement time cost was approximately US$0.50 million and US$3.16 million, respectively. The significant decrease in our total TV advertisement time cost was in line with the significant decrease in our TV advertising revenue for the nine and three months ended September 30, 2013 as compared to the same periods of 2012, as discussed above.

●	Cost recognized for Brand management and sales channel building business segment primarily consisted of director labor cost for providing these services to our customers.

Gross Profit

As a result of the foregoing, our gross profit was US$10.30 million and US$10.28 million for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, our gross profit was both US$4.12 million. Our overall gross margin increased to 44% and 55% for the nine and three months ended September 30, 2013, respectively, as compared to 27% and 40% for the same periods in 2012, respectively. These increases were direct results of the significant decrease in the low margin TV advertising revenue, which accounted for approximately 24% and 7% of our total revenue for the nine and three months ended June 30, 2013, respectively, as compared to 52% and 31% in the same periods of 2012, respectively.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$23,422	100%	$38,349	100%
Gross Profit	10,299	44%	10,284	27%
Selling expenses	2,007	9%	2,042	5%
General and administrative expenses	4,690	20%	4,320	11%
Research and development expenses	1,490	6%	1,112	3%
Total operating expenses	$8,187	35%	$7,474	19%

	Three Months Ended September 30,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$7,481	100%	$10,287	100%
Gross Profit	4,115	55%	4,124	40%
Selling expenses	617	8%	640	6%
General and administrative expenses	1,544	21%	1,260	12%
Research and development expenses	578	8%	356	4%
Total operating expenses	$2,739	37%	$2,256	22%

Operating Expenses:  Our operating expenses increased to US$8.19 million for the nine months ended September 30, 2013 from US$7.47 million for the same period of 2012. For the three months ended September 30, 2013, our operating expenses increased to US$2.74 million from US$2.26 million for the same period of 2012.

●
Selling expenses: Selling expenses decreased to US$2.01 million for the nine months ended September 30, 2013 from US$2.04 million for the same period of 2012. For the three months ended September 30, 2013, selling expense decreased to US$0.62 million, as compared to US$0.64 million for the same period of last year. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the nine months ended September 30, 2013, the change in our selling expenses was primarily due to the following reasons: (1) the decrease in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.15 million, primarily due to decrease in sales performance achieved during the period as compared to that achieved in the same period of last year; (2) the increase in website server hosting and broadband leasing expense of approximately US$0.05 million to enhance the safety of our network platforms; and (3) the increase in our brand development advertising expenses for our advertising web portals of approximately US$0.07 million. Due to the current economic downturn and the increase of TV advertising cost, in 2013, we will continue to actively participate in both domestic and international franchise exhibitions and in government supported employment promotion programs, which are considered as more cost-effective ways for our consistent brand building efforts. For the three months ended September 30, 2013, the decrease in selling expenses was primarily due to the decrease in sales performance based salary and bonus expenses of our sales department.

●
General and administrative expenses: General and administrative expenses increased to US$4.69 million for the nine months ended September 30, 2013 from US$4.32 million for the same period in 2012. For the three months ended September 30, 2013, our general and administrative expenses increased to US$1.54 million from US$1.26 million for the same period of last year. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the nine months ended September 30, 2013, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in general administrative expenses, such as: office supplies, travelling expenses and entertainment expenses of approximately US$0.09 million, primarily due to the additional expenses incurred for the “10-year Anniversary and Customer Sharing Conference” hosted by us in August 2013; (2) the decrease in staff salaries and the related benefits of approximately US$0.08 million, primarily due to decrease in number of general administrative staff as compared to the same period of last year; (3) the increased in allowance for doubtful debts provided of approximately US$0.46 million and (4) the decrease in professional service (such as: investor relations, legal, etc.) charges of approximately US$0.10 million, primarily due to decrease in the related services required from these parties as compared to the same period of last year. For the three months ended September 30, 2013, the increase in our general and administrative expenses was primarily due to the increase in allowance for doubtful debts of approximately US$0.23 million provided during the period as compared to the same period of last year.

●
Research and development expenses: Research and development expenses increased to US$1.49 million and US$0.58 million for the nine and three months ended September 30, 2013 as compared to US$1.11 million and US$0.36 million for the same periods of 2012, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The increase in research and development expenses for the nine and three months ended September 30, 2013 was primarily due to the increase in the research and development activities related to the cloud-based application software and the new mobile platform for internet advertising during these periods.

Income from operations: As a result of the foregoing, our income from operations was approximately US$2.11 million and US$2.81 million for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, our income from operations was approximately US$1.38 million and US$1.87 million, respectively.

Interest income: Interests income earned for the reporting periods presented were primarily contributed from the approximately US$3.4 million term deposit we placed in one of the major financial institutions in the PRC during these periods.

Income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, our income before income tax expense, equity method investments and noncontrolling interests was approximately US$2.18 million and US$2.79 million for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, our income before income tax expense, equity method investments and noncontrolling interests was approximately US$1.39 million and US$1.72 million, respectively.

Income Tax expenses: We recognized a net income tax expense of approximately US$0.47 million and US$0.20 million for the nine and three months ended September 30, 2013, respectively. For the nine and three months ended September 30, 2013, current income tax expense was approximately US$1.17 million and US$0.46 million, respectively. For the nine months ended September 30, 2013, our net income tax expense also included an approximately US$0.70 million deferred income tax benefit, of which approximately US$0.17 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.53 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of reversals resulted from net income generated during the period. For the three months ended September 30, 2013, our net income tax benefit also included an approximately US$0.26 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.20 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

For the nine and three months ended September 30, 2012, we recognized a net income tax expense of approximately US$0.20 million and US$0.18 million, respectively. Current income tax expenses for the nine and three months ended September 30, 2012 was approximately US$0.95 million and approximately US$0.37 million, respectively. For the nine months ended September 30, 2012, our net income tax expense also included an approximately US$0.75 million deferred income tax benefit, of which approximately US$0.16 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.59 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended September 30, 2012, our net income tax benefit also included an approximately US$0.19 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.13 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Income before equity method investments and noncontrolling interests: As a result of the foregoing, our income before equity method investments and noncontrolling interests was approximately US$1.72 million and US$2.59 million for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, our income before equity method investments and noncontrolling interests was approximately US$1.19 million and US$1.54 million, respectively.

Share of losses in equity investment affiliates: For the nine and three months ended September 30, 2013, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the nine months ended September 30, 2013, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.04 million and US$0.13 million, respectively. For the three months ended September 30, 2013, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.006 million and US$0.04 million, respectively. For the nine and three months ended September 30, 2012, we beneficially own 20.4% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the nine months ended September 30, 2012, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.12 million and US$0.27 million, respectively. For the three months ended September 30, 2012, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.03 million and US$0.07 million, respectively.

Net income: As a result of the foregoing, our net income for the nine months ended September 30, 2013 and 2012 was approximately US$1.55 million and US$2.20 million, respectively. For the three months ended September 30, 2013 and 2012, our net income was approximately US$1.14 million and US$1.44 million, respectively.

Loss/(inome) attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. Sheng Tian Hubei was 51% owned by Business Opportunity Online Hubei upon incorporation until early September 2013 when we acquired the remaining 49% equity interest in it. In December 2011, we, through one of our operating VIEs, acquired a 51% equity interest in Sou Yi Lian Mei and Sou Yi Lian Mei became a majority-owned VIE of ours until September 2012, when we acquired the remaining 49% equity interest in it. For the nine and three months ended September 30, 2013, the aggregate net losses allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.08 million and US$0.02 million, respectively. For the nine months ended September 30, 2012, the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.18 million, and net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.62 million. For the three months ended September 30, 2012, the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.04 million, and net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.26 million. Given the foregoing, net amount recognized as net income attributable to noncontrolling interests for the nine and three months ended September 30, 2012 was approximately US$0.45 million and US$0.22 million, respectively.

Net income attributable to ChinaNet Online Holdings, Inc.: Total net income as adjusted by the net loss/(income) attributable to the noncontrolling interest shareholders as discussed above yields the net income attributable to ChinaNet Online Holdings, Inc. Our net income attributable to ChinaNet Online Holdigs, Inc. was approximately US$1.62 million and US$1.75 million for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, our net income attributable to ChinaNet Online Holdigs, Inc. was approximately US$1.16 million and US$1.22 million, respectively.

B.      LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2013, we had cash and cash equivalents of approximately US$4.9 million and we also have approximately US$3.4 million of term deposit placed in one of the major financial institutions in China which will expire in July 2014.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	Amounts in thousands of US dollars

Net cash provided by operating activities	$2,812	$2,467
Net cash used in investing activities	(4,276)	(4,467)
Net cash provided by (used in) financing activities	804	(226)
Effect of foreign currency exchange rate changes on cash	110	44
Net decrease in cash and cash equivalents	$(550)	$(2,182)

Net cash provided by operating activities:

For the nine months ended September 30, 2013, our net cash provided by operating activities of approximately US$2.81 million were primarily attributable to:

(1)
 net income excluding an approximately US$0.70 million net deferred income tax benefit, a US$1.54 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates, and a US$1.02 million of allowances for doubtful debts of approximately US$3.41 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$0.10 million primarily due to the collection of loan made to “Xiao Zhan Feng Yun” project;

-	other current assets decreased by approximately US$0.09 million

-	accounts payable increased by approximately US$0.28 million;

-	advances from customers increased by approximately US$0.39 million; and

-	taxes payable increased by approximately US$1.31 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$2.49 million;

-	prepayment to suppliers increased by approximately US$0.13 million; and

-	accrued expense and other payables decreased by approximately US$0.15 million.

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

Net cash used in investing activities:

For the nine months ended September 30, 2013, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.01 million for purchasing of general office equipment; (2) we made a deposit to an unrelated technical consulting entity of approximately US$2.41 million for the purchasing of software technology that related to cloud-computing based applications and mobile based applications. As of September 30, 2013, we reviewed the draft valuation results of these target software applications, and in the process of negotiations and determination of the transaction details; and (3) we paid approximately US$1.29 million to settle the outstanding payment for the acquisition of the 49% equity interest in Sou Yi Lian Mei and approximately US$0.48 million for the acquisition of the 49% equity interest in Sheng Tian Hubei. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$4.28 million for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.19 million for purchasing of general office equipment; (2) we made an approximately US$2.45 million project development deposit to a third party project development and management company for the participation in the Xiaogan TMT Zone development and management. The Xiaogan TMT zone is intended to become the headquarters for SMEs, particularly those SMEs engaged in the small and medium sized franchising business. The deposit is refundable subject to upcoming planning and further evaluation of the development of the Xiaogan TMT Zone. If after evaluation, further involvement in the development is not economical or efficient for us and we decide to exit, the deposit will be refunded within the calendar year of 2012; (3) the cash effect on disposal of Business Opportunity Online Chong Qing, a wholly-owned subsidiary of Business Opportunity Online Hubei incorporated in September 2011 in China, which was approximately US$0.01 million, representing the cash and cash equivalent balance of Business Opportunity Online Chong Qing as of the date of disposal; and (4) we paid the remaining balance of consideration of approximately US$0.55 million for the 51% equity interest acquisition of Sou Yi Lian Mei consummated in December 2011 and paid approximately US$1.27 million for the remaining 49% equity interest acquisition of Sou Yi Lian Mei consummated in September 2012. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$4.47 million for the nine months ended September 30, 2012.

Net cash provided by financing activities:

For the nine months ended September 30, 2013, our cash provided by financing activities of approximately US$0.80 million represented the proceeds from short-term bank loan borrowed by one of our operating VIEs from a major financial institution of China during the three months ended September 30, 2013.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of September 30, 2013 and December 31, 2012,  net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$5.8 million and US$5.5 million, respectively.

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

As of September 30, 2013 and December 31, 2012, there were approximately US$41.2 million and US$38.1 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.5 million and US$2.4 million statutory reserve funds as of September 30, 2013 and December 31, 2012, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$5.8 million US$5.5 million restricted net assets as of September 30, 2013 and December 31, 2012, respectively, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

During the quarter ended September 30, 2013, we were not a party to any legal or administrative proceedings and were not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 19, 2013	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)