Form 10-K
period 2013-12-31
ChinaNet Online Holdings, Inc.
filed 2014-06-16
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

+86-10-5160-0828
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On which Registered

$0.001 Common Stock	Nasdaq Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]   No [X]

The aggregate market value of the 14,344,588 shares of common equity stock held by non-affiliates of the Registrant was approximately $8,463,307 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.59 per share, as reported on the Nasdaq Global Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of June 16, 2014 was 22,376,540.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should??or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

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

ChinaNet primarily operates an one-stop services for our clients on four major service platforms, including social networking service information platform, multi-channel advertising and promotion platform, brand management and sales channel building platform and management tools platform. Our social networking service information platform primarily consists of www. chuangye.com, an information and service portal for entrepreneurs or any individual who plans to start their own business. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals, including www.28.com (“28.com”), www.liansuo.com (“liansuo.com”) and www.sooe.cn (“sooe.cn”), ChinaNet TV as our TV production and advertising unit and the bank kiosk advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile, television, bank kiosks and printed-medias to maximize market exposure and effectiveness for our clients. Our band management and sales channel building platform consists of our brand consulting and management service and offline sales channel expansion service, which is to physically help small businesses to recruit dealers, wholesalers, partners or franchisees based on their business needs. Management tools platform consists of a mobile-based sales and administrative management tools specifically designed for small business in China to match their simplicity.

chuangye.com, operated through Beijing Chuang Fu Tian Xia Network Technology Co., Ltd., our majority-owned VIE, is built to serve the community of entrepreneurs to assist them with developing their business, as well as sharing their resources in a web2.0 and SNS2.0 driven interaction in combination with popular web/mobile tools and portals, such as Weibo, WeChat, Tianya, Baidu and so forth. 28.com, operated through Business Opportunity Online (Beijing) Network Technology Co., Ltd., is our key internet advertising web portal. Through this high traffic internet portal, SMEs advertise their business information, brands, products and services, as well as other related business opportunities through their mini-sites hosted by 28.com. The portal also offers campaign management tools for our clients, including lead generation and management, advanced tracking, search engine marketing, search engine optimization, resource scheduling and content management. It also functions as a one-stop destination for the general public seeking new business opportunities or other business ventures. Liansuo.com, operated through Beijing Chuang Fu Tian Xia Network Technology Co., Ltd., our majority-owned VIE, is built to serve larger SMEs than those served by 28.com. With additions of other internet related services, Liansuo.com is also intended to serve large international and overseas clients. In fiscal 2013, Liansuo.com signed several new branded customers to help expand their franchise in China and internationally. These new branded customers include: Super 8 International Limited and GreenTree Inn, two of the top leaders in economy hotel business in China; Mendale Textile Limited and Veken Textile Limited, two of the famous branded bedding and upholstered furniture companies in China; and Beijing Origus Food Co., Ltd, a pioneer of the pizza buffet concept in China. In December 2011, we acquired another established online advertising and marketing portal, sooe.cn, which focuses on emerging SMEs. Through the two-year integration of these internet advertising and marketing portals, we achieved the expected operational synergies through cross-selling and secured and increased our target client base to cover all tiers of SMEs in China. The ChinaNet TV division, operated through Beijing CNET Online Advertising Co., Ltd., has in-house television productions and distribution capabilities. We produce and distribute television shows that are typically 10 or 20 minutes in length and are broadcasted on local television stations. The television shows are comprised of advertisements, similar to infomercials, and also include promotions for several clients. The bank kiosk division, operated through Shanghai Borongdongsi Computer Technology Co., Ltd., provides interactive LCD advertisement displays and targets banking customers. Each kiosk has an LCD advertising display panel, which provides advertising aimed at bank customers. Each kiosk also provides Internet access on a separate screen so that customers can perform basic non-cash banking functions such as transferring money, purchasing annuities and/or insurance, and paying bills. We also provide brand consulting and management service and offline sales channel building and expansion services to our SME clients, including brand investigation, brand modulization, brand application, brand promotion, as well as sales channel expansion modeling, implementation and management. We also have invested in the cloud-computing based software technologies, which were intended to help our SME clients manage their sales channels more effectively in China. The technology has been partially implemented into our existing online advertising and marketing platforms in the past two years, and other features of the technology are still under integration and are expected to be incorporated into our another web portal, www.feitengyun.com.

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

The five largest industries in terms of revenue in which our advertising and marketing clients operate are (1) food and beverage, (2) footwear, apparel and garments, (3) cosmetics and health care, (4) home goods and construction materials and (5) environmental protection equipment. Advertising revenue from these industries together accounted for approximately 76% of our revenue in 2013.

For the year ended December 31, 2013, we generated total revenues of US$30.3 million, compared to US$46.6 million in 2012, and incurred a net loss (after allocation to the noncontrolling interest shareholders) of US$0.2 million, compared to a net income (after allocation to the noncontrolling interest shareholders) of US$3.0 million in 2012.

Our Corporate History, Background, Subsidiaries, Variable Interest Entities (VIEs) and Equity Investment Affiliates

As of December 31, 2013, our Corporate Structure is set forth below:

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
23.18%
100%
51%
Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (PRC)
Business Opportunity Online (Hubei) Network Technology Co., Ltd.
ShenZhen City Mingshan Network Technology Co., Ltd. (PRC)
Quanzhou City Zhi Lang Network Technology Co., Ltd. (PRC)
Shanghai Borongdingsi Computer Technology Co., Ltd. (PRC)
100%
100%
100%
25.5%
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

Pursuant to the Share Transfer Agreement, the Option Shares vest and become exercisable in one-third increments upon the China Net BVI Companies attaining consolidated gross revenue performance targets for fiscal 2009, the six month period ended June 30, 2010 and the six month period ended December 31, 2010 of RMB100 million, RMB60 million and RMB60 million, respectively. If China Net BVI Companies achieve the performance targets the exercise price will be $1.00 per share. If the targets are not met, the exercise price will be $2.00 per share. As of February 14, 2011, 100% of the Option Shares were exercisable. On March 30, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang. On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise price of $1.00 per share to Mr. Yang Li. As a result of this exercise, Mr. Cheng, Mr. Liu and Mr. Zhang became the shareholders of Rise King BVI. As of June 16, 2014, through Rise King BVI, Mr. Cheng, Mr. Liu and Mr. Zhang collectively hold 34% of issued and outstanding shares of our common stock.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with us, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an independent third party investor, who was not affiliated with us or any of our affiliates, invested RMB15,000,000 (approximately US$2,453,386) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interests in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in Shenzhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,088,976) to RMB22,000,000 (approximately US$3,598,299), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, our share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and we continued to retain significant influence over Shenzhen Mingshan. Therefore, as of December 31, 2013, Shenzhen Mingshan was an equity investment affiliate of ours.

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

We, through one of our VIEs, Beijing CNET Online, acquired a 100% equity interest in Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and a 51% equity interest in Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”), on January 4, 2011 and February 23, 2011, respectively. In June 2011, Beijing CNET Online acquired the remaining 49% equity interest of Quanzhou Tian Xi Shun He. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online. Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were both independent advertising companies based in Quanzhou City, Fujian province of the PRC, which provide comprehensive branding and marketing services to SMEs focused primarily in the sportswear and clothing industry. In April 2013, we formed a new wholly-owned company, Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”). All business activities and resources of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were integrated and merged into Quanzhou Zhi Lang. Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were subsequently disposed by us in November 2013.

On January 28, 2011, one of our VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is primarily engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of our VIEs, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Business Opportunity Online and the co-founding individual owned 51% and 49% of the equity interests in Beijing Chuang Fu Tian Xia, respectively. Beijing Chuang Fu Tian Xia is primarily engaged in providing and operating internet advertising, marketing and communication services to SMEs.

On April 18, 2011, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors, invested RMB10,000,000 (approximately US$1,635,590) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5% and we ceased to have a controlling financial interest in Zhao Shang Ke Hubei but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of December 31, 2013, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

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

On December 20, 2011, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”). In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei. Sou Yi Lian Mei has a wholly-owned subsidiary, which is Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”). Sou Yi Lian Mei and its subsidiary are primary engaged in providing online advertising and marketing services.

As of December 31, 2013, we operated our business primarily in China through our PRC subsidiary and operating entities, or VIEs, as summarized above.

Industry and Market Overview

Overview of the Advertising Market in China

China has the largest advertising market in Asia, excluding Japan. According to ZenithOptimedia in 2013, China’s advertising market was the third-largest in the world by media expenditure, which was estimated to be approximately US$40.95 billion, accounting for 25.7% of the total advertising spending in the Asia-Pacific region. ZenithOptimedia also projected that the advertising market in China will be one of the fastest growing advertising markets in the world, at a compound annual growth rate of 10.5% from 2013 to 2016. By 2016, China is projected to account for 28.0% of the total advertising spending in the Asia-Pacific region. The growth of China’s advertising market is driven by a number of factors, including the rapid and sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in 2013 in terms of gross domestic product, which amounted to US$9.3 trillion.

 According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased from RMB24,565 in 2012 to RMB26,955 in 2013, representing an increase of 9.7%. Adjusted by the price factors, the actual increase was 7.0%.

According to ZenithOptimedia (December, 2013), China became the third largest advertising market in the world, and by 2016, China will contribute approximately US$55.36 billion to global advertising spending, following the United States and Japan, which contributes approximately US$190.27 billion and US$56.25 billion to global advertising spending, respectively. Japan, the largest advertising spender in the Asia-Pacific region, is only expected to grow its advertising spending by 6.5% from 2013 through 2016, and the growth rate will remain at approximately 2% a year through to 2016, whereas an emerging market, like China, will grow its advertising spending by 35% in the same period. Overall, the Asia-Pacific region, excluding Japan, is estimated to have one of the highest growth rates on a year-over-year basis from 2013 to 2016, with an average growth rate of 7.4%. China is expected to lead the growth in the region.

Overview of the Internet Advertising Industry

According to ZenithOptimedia (December, 2013), the internet is still the fastest growing medium by some distance. It will have grown 15.8% by the end of 2013, and expected to have an average of 15% annual growth for 2014 to 2016. Within China, the internet advertising market was particularly strong and grew to approximately US$16.4 billion in 2013, according to Enfodesk (January 2014). This growth is expected to stem primarily from a higher internet penetration rate of just 45.8% by the end of 2013 (The Ministry of Industry and Information Technology of China, January 2014), the use of search engine, rich media and video and game embedded advertisements. According to iResearch Consulting Group (January 2014), revenues of China online advertising market amounted to RMB110 billion Yuan (approximately US$18.0 billion) in 2013, up 46.0% versus 2012. The diagram below depicts the Market Scale of China Internet Advertising from 2010 to 2017:

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

Our Principal Products and Services

Our products and services include:

Internet Advertising

Founded in 2003, 28.com is a leading Internet portal for information about small business opportunities in China. It was one of the earliest entrants in this sector, allowing it to currently hold a market share of over 33% in China. In 2011, we also developed two new advertising web portals, which are liansuo.com and chuangye.com. Liansuo.com is built to serve larger SMEs than 28.com with additions of other internet related services. Liansuo.com is also intended to serve large international clients. Chuangye.com is built to serve the community of entrepreneurs to assist them developing their business, as well as sharing their resources in a web2.0 and SNS2.0 driven interaction in combination with popular web social tools. In 2013 and 2012, we further developed and upgraded the system and tools of these website portals, including customer user interface, additional integrated mobile function and cloud-based search engine marketing and optimization in preparation for mobile search marketing and mobile search optimization. Upon acquiring Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., we obtained another established online advertising and marketing portal, sooe.cn, which focuses on the smaller sized and emerging SMEs.

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

We charge our clients a fixed monthly or annual membership fee for the internet advertising services and the related value-added technical services that we provide. As of December 31, 2013, we have approximately 1,500 clients as compared to approximately 1,300 clients as of December 31, 2012. We achieved approximately US$20.67 million and US$20.55 million internet advertising and the related technical service net revenue (excluding the US$0.83 million of the business tax expenses included in revenue for fiscal 2012) for the years ended December 31, 2013 and 2012, respectively. This segment accounted for 68% of our revenue in 2013 and 46% of our revenue in 2012.

Television Advertising

As part of our advertising and marketing services, we produce and distribute television shows that are comprised of advertisements similar to infomercials, but include promotions for several clients during the allotted time. Our clients pay us for advertising spots, production and editorial coverage. The shows produced by our TV unit are distributed during airtime purchased on several provincial satellite television stations including Henan TV and Jiangxi TV. Our total show time reached approximately 5,100 minutes in 2013, as compared to approximately 18,510 minutes in 2012. This segment accounted for 23% of our revenue in 2013 and 44% of our revenue in 2012. For the year ended 2012, we had significantly higher quantity of time slots purchased and sold from TV stations as compared with previous years and year 2013 with the purpose to strategically bind the cooperation with the TV stations for the launching of our entrepreneurial reality show, and consecutively to facilitate more general public visits to our entrepreneurial website, Chuanye.com, create additional traffic on our advertising portals, 28.com, Liansuo.com and sooe.cn, and monetize more branded larger size small and medium enterprises for our services and secure our competitive advantage and resources in the TV business segment against our competitors in concordance. In October 2013, the State Administration of Press, Publication, Radio, Film and Television of the People’s Republic of China (the “SARFT”) issued a notice to enhance the management of TV shopping infomercials broadcasted in provincial satellite television stations, which further restricts the contents, air time and duration of these infomercials. These restrictions to certain extent affected the overall demands of our TV advertising services. In response to these restrictions, management plans to cooperate with the television stations to develop and produce new form of TV program which will replace TV shopping infomercials to help our client to raise their brand and product awareness, and to develop of Non-TV shopping advertising customers. We will continue to monitor our customers’ needs of the TV advertising services and improve the profitability of this business segment in future periods.

Bank Kiosks

We operate our bank kiosk advertising network, through Shanghai Borongdingsi. We place our kiosk machines, which include a large LCD advertising display, in bank branches to target banking patrons. We market our LCD display network to advertisers in the financial services and insurance industries. The kiosks are useful to the banks because, in addition to the LCD advertising display, they provide bank customers with free Internet access to on-line banking services, thereby potentially making wait times in branches for teller services more enjoyable for the bank customer. For the year ended December 31, 2013, we generated US$0.25 million net revenue from this segment as compared to US$0.26 million net revenue for the year ended December 31, 2012. The bank kiosk advertising business is still in the early stages and many details still need to be further analyzed and finalized before we allocate more capital into this business unit. It was not a significant contributor to revenue for either the year ended December 31, 2013 and 2012. Management currently believes that this business is unlikely to expand in the near future and that some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

Brand management and sales channel building

Brand management and sales channel building services, primarily include brand “iMAP” management services (investigation, modulizaiton, application and promotion) and sales channel building and expansion services. We started this business in 2011 and primarily conduct this offline advertising and marketing service through our operating VIE in Quanzhou City, Fujian province, the PRC, where is considered as a base of SMEs in private economic sector. We are gradually moving our business of this segment reach into the entire southern part of China, where many developed SMEs are located. Currently, this business unit has approximately 40 clients and generated approximately US$2.57 million revenue in 2013.

Our Competitive Strengths

Over our ten year operating history, we believe that we have built a strong track record of significant competitive strengths. We believe that these competitive strengths include:

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

•
Valuable intellectual property. We have twenty-one copyright certificates and property rights for twenty-one software products in connection with the advertising business, most of which were developed by our research and development team.

•
Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over ten years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting our business and he has successfully grown our business to become a leader in online media marketing and advertising services. George Chu, our Chief Operating Officer, has diversified and international industry experience that will help us to scale to the next level. Zhige Zhang, our Chief Financial Officer has over eight years’ experience in software development and Internet ad technology. In June 2012, we appointed Mr. Zhenghong Yang as our Chief Technology Officer, who will oversee our information technology infrastructure and development roadmap. With in-depth knowledge of software and cloud computing technology, Mr. Yang will help us to deepen our strategic relationships with search engine partners in China and to strengthen our brand in the SME space and accelerate the penetration of our target market in China.

First Mover Advantages

We have over seven years of operations as a vertically integrated ad portal and ad agency. We have ten years of experience as an Internet advertising agency. We commenced our Internet advertising services business in 2003 and were among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable national network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge and experience in this nascent segment of the advertising industry and to be able to maintain a strong market share position. We are also the first company that is providing O2O (online-to-offline) sales channel expansion services in China to small business.

Growth Strategy

Our objectives are to strengthen our position as the leading B2B Internet service provider on advertising, marketing, brand and sales channel management solutions for sales channel expansion of SMEs in China and to continue to achieve sustainable and healthy growth on a consistent basis. We intend to achieve these objectives by implementing the following strategies:

Continue expanding the size of our potential client base with advertising solution provided by Liansuo.com and brand and sales channel expansion management and expansion solutions provided by our Brand management and sales channel building segment

We have been expanding our target client group to the non-franchised SMEs in recent years with focusing on enterprises which have been in the manufacturing and exporting business and turned to domestic market in China. These businesses all experienced sharp decline in sales account of slow economic recovery and lower consumption demand in Europe and United States. We estimate that there are 4 million businesses that fall into the category of non-franchised SMEs, and we aim to assist them in expanding their business nationally in China. We are continuing to expanding the size of our potential client base with advertising solution provided by Liansuo.com and brand and sales channel expansion management and expansion solutions by brand IMAP (investigation, modulizaiton, application and promotion) management service and the offline sales channel expansion service, provided by our operating VIE in Quanzhou and Zhao Shang Ke Hubei, our equity investment affiliate. Since 2011, we have increased our engaged client base from 2000 enterprises in 2010 to more than 10,000 enterprises in 2013.

Monetizing the existing customer base through the addition of cloud-computing based mobile services and management tools

We intend to launch integrated cloud-computing based management tools and/or solutions to our existing clients in the near future.  These tools include, among other things, elite point of sales (POS), inventory supply chain management, office automation (OA) and customer relationship management (CRM).  This service is intended to increase our recurring revenues and enhance the loyalty and service satisfaction of our clients. We will continue to cross-sale the services that were launched in the past two years, including clever cloud optimizer and quick connect.  Throughout the next few years, we intend to increase the depth of this type of service through partnerships and/or through mergers and acquisitions.

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

Sales and Marketing

For the year ended December 31, 2013, we derived 68% our revenues from our Internet advertising and provision of the related technical services and 23% from our TV advertising, compared to 46% and 44%, respectively, for the year ended December 31, 2012.

The following table sets forth a breakdown of our revenue from Internet advertising and the related technical services, by industry, for the year ended December 31, 2013:

Industry	Percentage of total revenue
Food and beverage	27%
Women Accessories	8%
Footwear, apparel and garments	13%
Home Goods and Construction Materials	12%
Environmental Protection Equipment	10%
Cosmetic and Health Care	7%
Education Network	5%
E-Commerce Platform	10%
Others	8%
Total	100%

For the year ended December 31, 2013, our TV advertising revenues were primarily achieved from cosmetics and health care and food and beverage industries.

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

Suppliers

Our suppliers are major search engines, other internet gateways and regional television stations. Among these suppliers, for the year ended December 31, 2013, Baidu counted for approximately 68% of our internet resource cost.  For television, we have two regional television stations which supply us with television airtime in 2013.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce costs and the time to deploy, configure, maintain, support and manage computer servers and systems. Whether to further deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through 28.com, Liansuo.com and Sooe.cn to enhance ease of use by both operators and customers. We focus on enhancing related software systems enabling us to track and monitor advertiser demands. With the introduction of cloud-computing based technology, we will continue to integrate this technology into our online management tools services through self-development and also by entering into alliances, partnerships, and/or mergers and acquisitions. In the next few years, we intend to move our research and development efforts to mobile-based application system and tools more aggressively.

Intellectual Property

As of December 31, 2013, we had twenty-one software copyright certificates issued by the State Copyright Office of the PRC (“SCO”) as set forth below:

Name of Software	Registration Number
基于广告管理和OA系统的综合运营技术平台软件V1.0 Software V1.0 of General Operation Technology Platform on Advertisement Management and OA System	2010SR039308

基于用户中心的短信、邮件群发的管理平台软件V1.0 Software V1.0 of General Management Platform on Group Mailing and Group SMS	2010SR039551

Name of Software	Registration Number
基于日志分析的访问热区和浏览轨迹分析系统V1.0 Software V1.0 of Analysis System on Log-Based Visit Hotspot and Browsing Trail	2010SR039554

基于用户桌面客户端的广告效果管理平台软件V1.0 Software V1.0 of Management Platform on Client/Service-Based Advertisement Effect	2010SR039556

基于互联网广告留言综合分析及管理平台软件 V2.0 Software V2.0 of General Analysis and Management Platform on Internet Based Advertising Message	2010SR038775

互联网信息内容综合管理平台软件 V2.0 Software V2.0 of General Management Platform on Internet information contents	2010SR039310

基于互联网广告效果投放综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Internet Advertising Effect	2010SR039311

基于留言效果的搜索引擎服务平台软件V2.0 Software V2.0 of Effect-based Search Engine Service Platform	2010SR039020

基于电视媒体广告效果投放效果综合监测及管理平台软件V2.0 Software V2.0 of General Analysis and Management Platform on Television Advertisement Effect	2010SR039548

互联网用户监测及网民综合分析评价系统V3.0 Software V3.0 of Internet User Monitor and General Analysis System	2010SR039309

SOOE 互联网效果营销工具平台软件 V1.0 Software V1.0 of SOOE Internet Effect Marketing Tools Platform	2010SR017044

SOOE流量统计及网民行为分析软V1.0 Software V1.0 of SOOE Internet Traffic Statistic and Internet User Behavior Analysis System	2010SR017040

SOOE搜索引擎效果分析软件V1.0 Software V1.0 of SOOE Search Engine Effect Analysis System	2010SR017097

搜易基于互联网效果营销综合服务平台软件V1.0 Software V1.0 of Sou Yi General Service Platform on Internet Effect Marketing	2010SR017042

BMtoBM业务综合服务平台软件V1.0 Software V1.0 of General Service Platform on BMtoBM Business	2010SRBJ2389

Name of Software	Registration Number
连锁加盟店面管理软件V1.0 Software V1.0 of Franchise Chain Store Management System	2010SRBJ2386

连锁加盟企业综合管理平台软件V1.0 Software V1.0 of General Management Platform on Franchise Chain Enterprise	2010SRBJ2388

中小企业渠道管理软件V1.0 Software V1.0 of Small to Medium Enterprise Sales Channel Management System	2010SRBJ2365

广告效果监测数据分析软件V1.0 Software V1.0 of Advertising Effect Monitor Data Analysis System	2010SRBJ7041

网络营销效果综合分析及投放管理平台软件V1.0 Software V1.0 of Management Platform on Internet Marketing Effect and Placement	2010SRBJ7043

商机在线新长安云计算平台系统V1.0 Software V1.0 of Business Opportunity Online Xin Chang’an Cloud-Computing Platform System	ERDGY-2012-0217

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

In October 2013, the SARFT issued a notice to enhance the management of TV shopping infomercials broadcasted in provincial satellite television stations, which further restricts the contents, air time and duration of these infomercials. These restrictions have had and may continue to have a negative impact on our TV advertising business.

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

Employees

As of December 31, 2013, we had 449 full-time employees, 114 of whom are in sales and marketing, 135 of whom are in operations and support, 88 of whom are in management and administration and 112 of whom are in technology support and R&D.

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

We operate in a fast-evolving industry, which may make it difficult to evaluate our business and prospects.

We began our Internet advertising service via 28.com in 2003, and entered into the TV production and advertising with China Net TV in May 2008. Both the Internet and TV advertising platforms are primarily targeting SME customers. The SME market in China is still in its early stages and is rapidly developing. Accordingly, the early stage of development of the markets in which we operate makes it difficult to evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. We cannot assure you that we will be profitable every year. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

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

Our future revenues and profits from our online advertising business that we operate through our website portals are dependent in part upon advertisers in China increasingly accepting the use of the Internet as a marketing channel, which is at an early stage in China. Penetration rates for personal computers, the Internet and broadband in China are all relatively low compared to those in more developed countries. Furthermore, many Chinese Internet users are not accustomed to using the Internet for e-commerce or as a medium for other transactions. Many of our current and potential SME clients have limited experience with the Internet as a marketing channel, and have not historically devoted a significant portion of their marketing budgets to Internet marketing and promotion. As a result, they may not consider the Internet as effective in promoting their products and services as traditional print and broadcast media.

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

Many of these contractual arrangements are governed by PRC laws and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected. In addition, a PRC court or arbitration tribunal may refuse to enforce the contractual arrangements on the grounds that they are designed to circumvent PRC foreign investment restrictions and therefore are against PRC public policy.

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

Our reporting currency is the U.S. dollar and our operations in China use the local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi continually appreciated approximately 0.2% in 2009, 3.3% in 2010, 3.7% in 2011, 0.8% in 2012 and 3.2% in 2013. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

On March 16, 2007, the National People’s Congress of the PRC passed the revised Enterprise Income Tax Law (or EIT Law), which took effect on of January 1, 2008. The EIT Law imposes a unified income tax rate of 25% on all companies established in China. Under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25%.

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

Investors should note that the EIT Law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified.  Any increase in our tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and holders of our securities.

Under the EIT Law, an enterprise established outside of China with its “de facto management body” in China is considered a “resident enterprise,” meaning that it can be treated the same as a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law defines “de facto management body” as an organization that exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of an enterprise. Currently no interpretation or application of the EIT Law and its implementing rules is available, therefore it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China Net is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide income as well as PRC enterprise income tax reporting obligations. This would mean that income such as interest on offering proceeds and other non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us by our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, a 10% withholding tax will be imposed on dividends we pay to our non-PRC shareholders.

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

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of June 13, 2014, the closing trade price of our Common Stock was $0.86 per share. As of June 13, 2014, we had approximately 630 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.37 per share and a high price of $1.22 per share.

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

We currently have warrants outstanding to purchase up to 2,363,456 shares of our Common Stock, which will expire on August 20, 2014. The exercise price of these warrants ranges from $2.5 to $3.75 per share, subject to adjustment in certain circumstances. We also have common stock options outstanding to purchase up to 54,000 shares of our Common Stock, issued to our independent directors, which will expire on November 30, 2014. The exercise price of these options is $5.00 per share. On November 30, 2011, we also issued common stock options to purchase up to 885,440 shares of our Common Stock in the aggregate to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options is $1.20 per share and these options will expire on November 30, 2021. Exercise of these warrants and options may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these warrants and options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these warrants and options remain outstanding may be adversely affected by the existence of these warrants and options as well.

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

Our Common Stock is traded on the Nasdaq Stock Market LLC (“NASDAQ”), a national securities exchange. We cannot assure you that our securities will meet the continued listing requirements be listed on the NASDAQ in the future.

On May 30, 2012, we received a letter from the NASDAQ, which stated that, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets the requirement set forth in Nasdaq Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), we were provided with a period of 180 calendar days, or until November 26, 2012, to regain compliance with the Minimum Bid Price Rule. We would regain compliance with the Minimum Bid Price Rule if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to November 26, 2012.

On November 30, 2012, we received a letter from the NASDAQ notifying that we regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1), as our common stock had achieved a closing bid price of $1.00 or more for 10 consecutive business days from November 15, 2012 to November 29, 2012.

On April 30, 2013, we received a letter from the NASDAQ stating that for 30 consecutive business days immediately preceding the date of the letter our common stock did not maintain a minimum closing bid price of $1.00 per share as required by NASDAQ Listing Rule 5450(a)(1). The Company was provided 180 calendar days to regain compliance.

In a letter dated October 28, 2013, NASDAQ notified us that we were eligible for an additional 180-day period, or until April 28, 2014, to regain compliance with the Minimum Bid Price Requirement. In connection with the grant of the additional 180-day period, the listing of our common stock was transferred, at our request, to the NASDAQ Capital Market under the existing ticker symbol (CNET) at the opening of business on October 29, 2013.

In a letter dated March 6, 2014, NASDAQ notified us that we regained compliance with the Minimum Bid Price Requirement for continued listing on the stock exchange. Our common stock achieved a closing bid price of more than $1.00 for 10 consecutive business days from February 20, 2014 to March 5, 2014.

In a letter dated April 16, 2014, NASDAQ notified us that we no longer comply with the NASDAQ Listing Rule 5250(c)(1) for continued listing due to our inability to file with the SEC our annual report on Form 10-K for the fiscal year ended December 31, 2013 on a timely basis, and that we have 60 calendar days (or until June 16, 2014) to submit a plan explaining how we expect to regain compliance. Subsequently, in a letter dated May 22, 2014, NASDAQ notified us that since NASDAQ has not received the our quarterly report on Form 10-Q for the period ended March 31, 2014, and because the Company remained delinquent in filing our annual report on Form 10-K for the fiscal year ended December 31, 2013, the Company does not comply with the NASDAQ Listing Rules for continued listing. In accordance with the NASDAQ letter dated April 16, 2014, the Company has until June 16, 2014 to submit a plan to regain compliance with respect to the annual report and the quarterly report. If NASDAQ approves our plan, it can grant us an extension of up to 180 calendar days from the due date of the Form 10-K (or until October 13, 2014) to regain compliance. Although we have filed our annual report on Form 10-K for the fiscal year ended December 31, 2013 and intend to submit a plan to NASDAQ prior to June 16, 2014 in respect of our delinquent quarterly report to regain compliance within the Listing Rules of the NASDAQ, acceptance of such plan is discretionary with the NASDAQ. This notification has no immediate effect on the listing of our common stock on the NASDAQ. There can be no assurance, however, that we will be able to regain compliance with the NASDAQ Listing Rule 5250(c)(1) for continued listing or otherwise satisfy the other NASDAQ listing criteria.

On June 11, 2014, the Company received a letter from the NASDAQ stating that, based upon the closing bid price for the last 30 consecutive business days, the Company no longer met the requirement set forth in Listing Rule 5550, which requires listed securities to maintain a minimum bid price of $1 per share. The Company was provided 180 calendar days from such letter, or until December 8, 2014, to regain compliance. The Company is currently looking at all of the options available with respect to regaining such compliance.

We cannot assure you our securities will meet the continued listing requirements to be listed on NASDAQ in the future. If NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

The following table summarizes the location of real property we lease.  We do not own any real property.

Item	Address	Leased/Owned
1	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1st Floor	Leased

2	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2nd Floor	Leased

3	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, Basement	Leased

4	6C-6D, Building C-1, Yingdu Plaza, No. Jia 48 Zhi Chun Road, Haidian District, Beijing, PRC	Leased

5	No. 15 First Changzheng Road, Xiaogan City, Hubei Province, PRC, 2nd Floor	Leased

6	Unit 206, 2nd Floor, Building East C, Ling Show World, Quan Xiu Road, Fengze District, Quanzhou City, Fujian Province, PRC	Leased

The properties listed in Items 1, 2 and 3 above are our principal executive offices and are used by all of our business segments. The property listed in Items 4 is used by one of our operating VIEs in Beijing, and is primarily used by our internet advertising business segment. The property listed in Items 5 is the office for our operating VIEs in Xiaogan, Hubei province, and is primarily used by our internet advertising and TV advertising business segments. The property listed in Items 6 above is the office for our operating VIE in Quanzhou, Fujian province, and is primarily used by our brand management and sales channel building business segment.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3	LEGAL PROCEEDINGS

Business Opportunity Online, one of the indirect wholly owned VIEs of ours, Handong Cheng, Chairman and CEO of our Company, and Jinbo Yao, Legal Representative of Beijing 58 Information Technology Co., Ltd. (the “Beijing 58”) have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Xuanfu Liu, an approximate 34% shareholder of the Company, on October 19, 2013, in the Xiaogan City Xiaonan District People’s Court in Hubei Province, China. The complaint alleges that Mr. Cheng abused operation and management rights and that Mr. Cheng’s disposition of equity interests that Business Opportunity Online held in Beijing 58 (the “Equity Interests”), without the consent of the plaintiff, was an act of infringement and in violation of the articles of association of Business Opportunity Online and Chinese corporate law. The complaint seeks a court order to declare the contract allegedly entered into by and between Mr. Cheng, on behalf of Business Opportunity Online, and Mr. Yao, null and void. We deny all of the allegations against the Company and intend to defend vigorously against the lawsuit. During the course of the civil litigation, Jinbo Yao, the defendant, filed an objection to remove this case from the Xiaogan City Xiaonan District People’s Court to a Beijing court.  Xiaogan City Xiaonan District People’s Court denied the defendant’s objection to remove the case.  Jinbo Yao then filed an appeal of that decision to the Intermediate People’s Court of Xiaogan.  On March 10, 2014, the Intermediate People’s Court of Xiaogan rendered a final ruling holding that the dispute shall be transferred and heard by the Haidian District People’s Court of Beijing. Business Opportunity Online is awaiting a hearing date from the Haidian District People’s Court of Beijing.

Rise King WFOE, our indirectly wholly owned subsidiary, Handong Cheng, our Chairman and CEO, Zhige Zhang, our CFO and Xuanfu Liu have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Shanghai Pan Gu Investment Management Co., Ltd. (the “Shanghai Pan Gu”), on December 17, 2013, in the Haidian District People’s Court of Beijing, China. The complaint alleges that the defendants breached a consulting agreement entered into on April 22, 2011 by and among Shanghai Pan Gu and the defendants. The complaint seeks a court order for liquidated damages in the amount of RMB0.56 million (equal to approximately US$92,100) under the consulting agreement. The Company denies all of the allegations against it and intends to defend vigorously against the lawsuit.

Business Opportunity Online has been named as a defendant in another civil lawsuit filed in the PRC. The action was filed by Haifeng Wang in the Haidian District People’s Court, Beijing, PRC, on April 29, 2014. The complaint alleges that the plaintiff neither attended any shareholders meeting in respect of the transfer of the plaintiff’s investment in Business Opportunity Online to another party, nor executed any written shareholders resolutions approving such transfer. The complaint seeks a court order to declare such shareholders resolutions null and void. The Company denies all of the allegations against it and intends to defend vigorously against the lawsuit.

We currently cannot estimate the amount or range of possible losses from lawsuits described above.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Captial Market under the symbol “CNET” since October 29, 2013. Prior to that, from September 14, 2010 through October 28, 2013, our common stock was listed on Nasdaq Global Market under the symbol “CNET”. Prior to that time, from March 4, 2010 through September 13, 2010, our common stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that, our common stock was quoted on the OTC Bulletin Board (“OTCBB “) under the trading symbol “EMZG”, until August 14, 2009, when our ticker symbol was change to “CHNT”. The last reported price for our common stock on the Nasdaq Capital Market on June 13, 2014 was $0.86 per share.

The following table shows the high and low closing sale prices for our common stock reported by the Nasdaq Global Market / Nasdaq Capital Market for the two years ended December 31, 2013 and subsequent periods.

Year	Period	High	Low
2012	First Quarter	$1.17	$0.97

	Second Quarter	$1.06	$0.63

	Third Quarter	$0.69	$0.37

	Fourth Quarter	$1.22	$0.44

2013	First Quarter	$1.02	$0.71

	Second Quarter	$0.92	$0.53

	Third Quarter	$0.67	$0.42

	Fourth Quarter	$0.92	$0.57

2014	First Quarter	$2.19	$0.75

	Second Quarter (through June 13, 2014)	$1.79	$0.76

Holders

As of June 13, 2014, there were approximately 630 record holders of our common stock.

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

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2013, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

On June 24, 2010, one of our VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with us, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,453,386) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. As a result of this transaction, our share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and we ceased to have a controlling financial interest in Shenzhen Mingshan, but still retained an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,088,976) to RMB22,000,000 (approximately US$3,598,299), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, our share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and we continued to retain significant influence over Shenzhen Mingshan. Therefore, as of December 31, 2013, Shenzhen Mingshan was an equity investment affiliate of ours.

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

We, through one of our VIEs, Beijing CNET Online, acquired a 100% equity interest in Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and a 51% equity interest in Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”) on January 4, 2011 and February 23, 2011, respectively. In June 2011, Beijing CNET Online acquired the remaining 49% equity interest in Quanzhou Tian Xi Shun He. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online. Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were both independent advertising companies based in Quanzhou City, Fujian province of the PRC, which provide comprehensive branding and marketing services to SMEs focused primarily in the sportswear and clothing industry. In April 2013, we formed a new wholly-owned company, Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”). All business activities and resources of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were integrated and merged into Quanzhou Zhi Lang. Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were subsequently disposed by us in November 2013.

On January 28, 2011, one of our VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is primarily engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of our VIEs, Business Opportunity Online, together with an individual, who was not affiliated with us, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Business Opportunity Online and the co-founding individual owned 51% and 49% of the equity interests of Beijing Chuang Fu Tian Xia, respectively. Beijing Chuang Fu Tian Xia is primarily engaged in providing and operating internet advertising, marketing and communication services to SMEs.

On April 18, 2011, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”). Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

On April 18, 2011, Business Opportunity Online Hubei, together with an individual, who was not affiliated with us, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Business Opportunity Online Hubei and the co-founding individual owned 51% and 49% of the equity interests of Zhao Shang Ke Hubei, respectively. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,635,590) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interests in Zhao Shang Ke Hubei. As a result of this transaction, our share of the equity interests in Zhao Shang Ke Hubei decreased from 51% to 25.5%. As such, we ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei. Therefore, as of December 31, 2013, Zhao Shang Ke Hubei was an equity investment affiliate of ours.

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

On December 20, 2011, Business Opportunity Online Hubei acquired a 51% equity interest in Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd., (“Sou Yi Lian Mei”). In September 2012, Business Opportunity Online Hubei acquired the remaining 49% equity interest in Sou Yi Lian Mei. Sou Yi Lian Mei became a wholly owned subsidiary of Business Opportunity Online Hubei. Sou Yi Lian Mei has a wholly-owned subsidiary, which is Jin Du Ya He (Beijing) Network Technology Co., Ltd (“Jin Du Ya He”). Sou Yi Lian Mei and its subsidiary are primary engaged in providing online advertising and marketing services.

Through our PRC operating subsidiary and VIEs, we primarily operate an one-stop services for our clients on four major service platforms, including social networking service information platform, multi-channel advertising and promotion platform, brand management and sales channel building platform and management tools platform. Our social networking service information platform primarily consists of www. chuangye.com, an information and service portal for entrepreneurs or any individual who plans to start their own business. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals, including www.28.com (“28.com”), www.liansuo.com (“liansuo.com”) and www.sooe.cn (“sooe.cn”), ChinaNet TV as our TV production and advertising unit and the bank kiosk advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile, television, bank kiosks and printed-medias to maximize market exposure and effectiveness for our clients. Our band management and sales channel building platform consists of our brand consulting and management service and offline sales channel expansion service, which is to physically help small businesses to recruit dealers, wholesalers, partners or franchisees based on their business needs. Management tools platform consists of a mobile-based sales and administrative management tools specifically designed for small business in China to match their simplicity.

Basis of presentation, critical accounting policies and management estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our Company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

Foreign currency translation and transactions

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2013	2012
Balance sheet items, except for equity accounts	6.1140	6.3161

	Year ended December 31,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.1982	6.3198

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

Transaction between entities under common control

We accounted for transaction between entities under common control in accordance with ASC 805-50, which provided guidance on measuring assets and liabilities transferred between entities under common control. In accordance with ASC 805-50, transferring assets between entities under common control, the entity that receives the net assets should initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

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

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. We did not have any interest and penalties associated with tax positions for the years ended December 31, 2013 and 2012 and did not have any significant unrecognized uncertain tax positions as of December 31, 2013 and 2012.

i). We were incorporated in the State of Nevada. Under the current laws of Nevada we are not subject to state corporate income tax. We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the years ended December 31, 2013 and 2012, or any prior periods. We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the years ended December 31, 2013 and 2012, or any prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

•
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the years ended December 31, 2013 and 2012, the applicable income tax rate for Rise King WFOE was both 12.5%. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

•
Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014.  Therefore, for the years ended December 31, 2013 and 2012, the applicable income tax rate of Business Opportunity Online was both 15%. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. We believe that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014.

•
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption from its first profitable year, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years. Based on the previous communication between the entity and the local tax authorities of Xiaogan Economic Development Zone, the entity is entitled to a two-year EIT exemption for fiscal 2012 and 2013, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. However, during the periodic administrative review conducted by local tax authorities of Xiaogan Economic Development Zone in early August 2013, the local tax authorities determined that the first profitable year of the entity was fiscal 2011 instead of fiscal 2012, despite the fact that a deemed income tax computation method was adopted by the entity as approved by the local tax authorities previously. The deemed income tax computation method is considered as a special tax computation and collection method as compared to the regular actual income/loss method. Although there is no definite guidance set forth in the current EIT law regard this issue, we believe it may have a favorable impact of the determination of the entity’s first profitable year. Based on the current circumstances, we believe that more likely than not the local tax authorities will determine the first profitable year of Business Opportunity Online Hubei as fiscal 2011, which may result in the increase of the entity’s applicable income tax rate for its fiscal year 2013 to 12.5%. Therefore, the entity accrued its income tax expense based on a 12.5% income tax rate for the year ended December 31, 2013. For the year ended December 31, 2012, the applicable income tax rate of Business Opportunity Online Hubei was nil%. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

•	The applicable income tax rate for the rest of our PRC operating entities was 25% for the years ended December 31, 2013 and 2012.

•
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

For the years ended December 31, 2013 and 2012, all of the preferential income tax treatments enjoyed by our PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where our respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of us. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2.	Turnover taxes and the relevant surcharges

From January 1, 2012 through August 31, 2012 (for our PRC operating entities incorporated in Beijing) or October 31, 2012 (for our PRC operating entities incorporated in Fujian province) or November 30, 2012 (for our PRC operating entities incorporated in Hubei province), revenue from advertising services is subject to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction our PRC operating subsidiary and VIE operate in, and 3% cultural industry development surcharge of the net service income after deducting amount paid to ending media promulgators. Revenue from internet technical services was subjected to 5.6%-5.7% business tax (including surcharges), depending on which tax jurisdiction our PRC operating subsidiary and VIE operate in.

On July 31, 2012, the Ministry of Finance (the “MOF”) and the State Administration of Taxation (the “SAT”) of the PRC jointly promulgated a “Circular on Launching the Pilot Collection of Value Added Tax in lieu of Business Tax in Transportation and Certain Areas of Modern Services Industries in Eight Provinces and Municipalities Including Beijing” (“Circular Cai Shui [2012] No. 71”), pursuant to which a business tax to value added tax (the “VAT”) transformation pilot program was launched. The implementation date for Beijing is September 1, 2012, for Fujian province, November 1, 2012, and for Hubei province, December 1, 2012. Other circulars such as “Circular on Carrying out the Pilot Collection of Value Added Tax in Lieu of Business Tax to be imposed on Transportation Industry and Part of Modern Services Industry in Shanghai” (“Circular Cai Shui [2011] No. 111”) jointly promulgated by the MOF and the SAT on November 16, 2011 which contains detailed implementation measures for such VAT pilot program apply to the locations including Beijing, Fujian province and Hubei province. In accordance with the Circular Cai Shui [2011] No. 111, the VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, beginning on September 1, 2012, for our PRC operating subsidiary and VIEs incorporated in Beijing, November 1, 2012, for our PRC operating VIEs incorporated in Fujian province, and December 1, 2012, for our PRC operating VIEs incorporated in Hubei province, service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction our PRC operating subsidiary and VIE operate in.

Business tax is a price including tax in the PRC turnover tax system, which is calculated based on the revenue inclusive of turnover tax. Therefore, revenues achieved by us which are subject to business tax are presented on a gross basis inclusive of business tax, because we are considered to serve as the primary obligor, and on the other hand, business tax was included in cost of revenues upon recognition of business tax payable simultaneously with the recognition of revenue. Contrastively, VAT is a price excluding tax in the PRC turnover tax system, which is calculated based on the revenue exclusive of turnover tax. Therefore, revenues achieved by us, which are subject to VAT are presented on a net basis exclusive of VAT, because customers who purchase the services from us is considered to serve as the primary obligor, and VAT received from customers excluded from revenue is recognized as the output VAT upon recognition of revenue. VAT payable on taxable services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of input VAT (VAT paid for the services purchased from suppliers). Hence, the amount of VAT payable does not result directly from output VAT generated from taxable services provided.

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

A.	RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Year ended December 31,
	2013	2012
	US$	US$
Sales
From unrelated parties	$29,932	$46,403
From related parties	361	197
	30,293	46,600
Cost of sales	16,563	31,558
Gross margin	13,730	15,042

Operating expenses
Selling expenses	2,574	2,683
General and administrative expenses	7,691	6,030
Research and development expenses	1,995	1,819
	12,260	10,532

Income from operations	1,470	4,510

Other income (expenses)
Interest income	125	186
Interest expense	(26)	-
Changes in fair value of contingent consideration receivables	-	(160)
Loss on disposal of intangible assets	(315)	-
Loss on disposal of subsidiaries	(543)	-
Other income (expenses)	5	(150)
	(754)	(124)

Income before income tax expense, equity method investments and noncontrolling interests	716	4,386
Income tax expense	(816)	(529)
Loss/income before equity method investments and noncontrolling interests	(100)	3,857
Share of losses in equity investment affiliates	(183)	(449)
Net loss/income	(283)	3,408
Net loss (income) attributable to noncontrolling interests	49	(412)
Net loss/income attributable to ChinaNet Online Holdings, Inc.	(234)	2,996

Loss/earnings per share
Loss/earnings per common share
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14

Weighted average number of common shares outstanding:
Basic	22,284,485	22,185,556
Diluted	22,284,485	22,185,556

REVENUE

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2013		2012
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$20,300	67.0%	$21,121	45.3%
Technical services	372	1.2%	245	0.5%
TV advertisement	6,801	22.5%	20,454	43.9%
Bank kiosks	251	0.8%	282	0.6%
Brand management and sales channel building	2,569	8.5%	4,498	9.7%
Total	$30,293	100%	$46,600	100%

On July 31, 2012, the Ministry of Finance (the “MOF”) and the State Administration of Taxation (the “SAT”) of the PRC jointly promulgated a “Circular on Launching the Pilot Collection of Value Added Tax in lieu of Business Tax in Transportation and Certain Areas of Modern Services Industries in Eight Provinces and Municipalities Including Beijing” (“Circular Cai Shui [2012] No. 71”), pursuant to which a business tax to value added tax (the “VAT”) transformation pilot program ( the “Pilot Program”) was launched. The implementation date for Beijing was September 1, 2012, for Fujian province, November 1, 2012, and for Hubei province, December 1, 2012.

Before the adoption of the Pilot Program, our service revenues were subject to PRC business tax. Business tax is a price including tax in the PRC turnover tax system, which is calculated based on the revenue inclusive of turnover tax. Therefore, revenues achieved by us which were subject to business tax were presented on a gross basis inclusive of business tax, because we were considered to serve as the primary obligor, and on the other hand, business tax was included in cost of revenues upon recognition of business tax payable simultaneously with the recognition of revenue.

With the adoption of the Pilot Program, our service revenues were subject to PRC VAT. The VAT rate for provision of modern services is 6% and for small scale taxpayer, 3%. VAT is a price excluding tax in the PRC turnover tax system, which is calculated based on the revenue exclusive of turnover tax. Therefore, revenues achieved by us which were subject to VAT were presented on a net basis exclusive of VAT, because customers who purchase the services from us were considered to serve as the primary obligor, and VAT received from customers excluded from revenue were recognized as output VAT upon recognition of revenue.

Due to the adoption of the Pilot Program, our service revenue provided to customers for the years ended December 31, 2013 and 2012 were subject to two different type of PRC turnover tax, in terms of tax basis, overall effective tax rate and primary obligor, which directly resulted in the non comparability of the total revenue and the related total cost of revenues for the years ended December 31, 2013 and 2012. However, in consideration of the approximative overall effective turnover tax rate for the years ended December 31, 2013 and 2012, we believe that the comparison of the net revenue and cost of revenues for the year ended December 31, 2013 to the adjusted revenue and cost of revenues exclusive of business tax will help to better analyze the fluctuations of our financial performance during fiscal 2013 as compared to fiscal 2012.

Total Revenues: Our total revenues decreased to US$30.29 million for the year ended December 31, 2013 from US$46.60 million for the year ended December 31, 2012. Excluding the business tax expenses included in revenue for the year ended December 31, 2012 of approximately US$1.22 million before the launching of the Pilot Program commencing on September 1, 2012 in Beijing, November 1, 2012 in Fujian province and December 1, 2012 in Hubei province, we achieved approximately US$30.29 million and US$45.38 million of revenue for the years ended December 31, 2013 and 2012, respectively, which representing a 33% decrease. The decrease was primarily due to the significant decrease in low margin TV advertising revenue for the year ended December 31, 2013 as compared to that achieved in last year.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. We also derive revenue from the sale of advertising time purchased from different TV programs. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the years ended December 31, 2013 and 2012, our service revenue from related parties in the aggregate was less than 1.2% of the total revenue we achieved for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net income (loss) generated from each of our VIEs and subsidiaries for the years ended December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter-company	Total
	$(’000)	$(’000)	$(’000)	$(’000)

Rise King WFOE	204	168	-	372
Business Opportunity Online and subsidiaries	23,875	193	-	24,068
Beijing CNET Online and subsidiaries	5,853	-	-	5,853
Total revenue	29,932	361	-	30,293

For the year ended December 31, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	$(’000)	$(’000)

Rise King WFOE	2	370
Business Opportunity Online and subsidiaries	12,040	12,028
Beijing CNET Online and subsidiaries	4,521	1,332
Total	16,563	13,730

For the year ended December 31, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
$(’000)

Rise King WFOE	(1,322)
Business Opportunity Online and subsidiaries	3,022
Beijing CNET Online and subsidiaries	(1,500)
Shanghai Jing Yang	(6)
ChinaNet Online Holdings, Inc.	(477)
Total net loss before allocation to the noncontrolling interest	(283)

For the year ended December 31, 2012:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter-company	Total
	$(’000)	$(’000)	$(’000)	$(’000)

Rise King WFOE	156	89	40	285
Business Opportunity Online and subsidiaries	37,961	108	-	38,069
Beijing CNET Online and subsidiaries	8,286	-	228	8,514
Shanghai Jing Yang	-	-	-	-
Inter-co., elimination	-	-	(268)	(268)
Total revenue	46,403	197	-	46,600

For the year ended December 31, 2012:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	$(’000)	$(’000)

Rise King WFOE	9	276
Business Opportunity Online and subsidiaries	26,643	11,426
Beijing CNET Online and subsidiaries	5,134	3,380
Shanghai Jing Yang	-	-
Inter-co., elimination	(228)	(40)
Total	31,558	15,042

For the year ended December 31, 2012:

Name of subsidiary or VIE	Net (Loss)/Income
$(’000)

Rise King WFOE	(1,520)
Business Opportunity Online and subsidiaries	4,503
Beijing CNET Online and subsidiaries	1,418
Shanghai Jing Yang	(11)
ChinaNet Online Holdings, Inc.	(982)
Total net income before allocation to the noncontrolling interest	3,408

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit, when making decisions about allocating resources and assessing performance.

•
Internet advertising revenues for the year ended December 31, 2013 were approximately US$20.30 million as compared to US$21.12 million for the same period in 2012. Excluding the business tax expenses included in revenue for the year ended December 31, 2012 of approximately US$0.82 million before the launching of the Pilot Program commencing on September 1, 2012 in Beijing and December 1, 2012 in Hubei province, we achieved both approximately US$20.30 million of revenue for the years ended December 31, 2013 and 2012. For the year ended December 31, 2013, an approximately overall 12% decrease in average internet advertising spending per customer incurred as compared with that achieved in last year, which was due to the general decline of China’s economy from the second quarter of 2011, which continued during fiscal 2012 and 2013, and this also resulted in a decrease of our net revenue by approximately 9% and 1% in this business segment for the first fiscal quarter and first half of 2013 as compared to the same periods of last year. However, on the other hand, with the management’s continue efforts in brand building and new client base development, along with the gradual increase in the number of customers in this segment, our net revenue increased by approximately 6% and 11% for the second and third fiscal quarter of 2013 as compared to the same periods of last year. For the fourth fiscal quarter, the revenue decreased by 9% as compared to the same period in 2012 due to one of the technical staff stole and intercepted our websites visitors’ message and information from our database for his own benefit, which damaged the effectiveness of our online advertising platform and its ability to satisfy the overall advertising effects expected by our clients for a certain time of period. The average spending of our customer therefore further decreased in the fourth quarter as compared to previous quarters. Management has taken immediate remedial measures once this incident was detected, including reassessing of our server security and monitoring processes, upgrading firewalls and security procedures, and communicating and comforting our customers to regain their confidence. Management believes that this is an infrequent event in our ordinary course of business and will not have any substantive impact on our revenue and net income in the future.

•
Revenues generated from technical services offered by Rise King WFOE were US$0.37 million for the year ended December 31, 2013, as compared to US$0.25 million for the same period in 2012. Excluding the business tax expenses included in revenue for the year ended December 31, 2012 of approximately  US$0.01 million before the launching of the Pilot Program commencing on September 1, 2012 in Beijing, we achieved approximately US$0.37 million and US$0.24 million of revenue for the years ended December 31, 2013 and 2012, respectively. Due to the slowdown in economic growth from the second quarter of 2011, which continued during fiscal 2012 and 2013, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly. In response to the overall economic downturn in China, from the second half of 2011, the majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above. Therefore, for the years ended December 31, 2013 and 2012, our technical services revenues generated by Rise King WFOE were both insignificant.

•
Our TV advertising revenue decreased significantly to US$6.80 million for the year ended December 31, 2013 from US$20.45 million for the same period in 2012. Excluding the business tax expenses included in revenue for the year ended December 31, 2012 of approximately US$0.04 million before the launching of the Pilot Program commencing on September 1, 2012 in Beijing and December 1, 2012 in Hubei province, we achieved approximately US$6.80 million and US$20.41 million of revenue for the years ended December 31, 2013 and 2012, respectively. We sold approximately 5,100 minutes of advertising time purchased from different provincial TV stations for the year ended December 31, 2013 as compared with approximately 18,510 minutes of advertising time that we sold in the same period of 2012. For the year ended December 31, 2012, we had significantly increased the quantity of time slots purchased from TV stations as compared with previous years and year 2013 with the purpose to strategically bind the cooperation with the TV stations for the launching of our entrepreneurial reality show, and consecutively to facilitate more general public visits to our entrepreneurial website, Chuanye.com, create additional traffic on our advertising portals, 28.com and Liansuo.com, and monetize more branded larger size small and medium enterprises for our services and secure our competitive advantage and resources in the TV business segment against our competitors in concordance. In October 2013, the State Administration of Press, Publication, Radio, Film and Television of the People’s Republic of China (the “SARFT”) issued a notice to enhance the management of TV shopping infomercials broadcasted in provincial satellite television stations, which further restricts the contents, air time and duration of these infomercials. These restrictions to certain extent affected the overall demands of our TV advertising services. In response to these restrictions, management plans to cooperate with the television stations to develop and produce new form of TV program which will replace TV shopping infomercials to help our client to raise their brand and product awareness, and to develop of Non-TV shopping advertising customers. We will continue to monitor our customers’ needs of the TV advertising services and improve the profitability of this business segment in future periods.

•
For the year ended December 31, 2013, we earned approximately US$0.25 million of revenue from the bank kiosk business segment as compared to approximately US$0.28 million for the same period in 2012. Excluding the business tax expenses included in revenue for the year ended December 31, 2012 of approximately US$0.02 million before the launching of the Pilot Program commencing on September 1, 2012 in Beijing, we achieved approximately US$0.25 million and US$0.26 million of revenue for the years ended December 31, 2013 and 2012, respectively. The bank kiosk advertising business is not intended to expand at the moment as management’s main focus is on expanding internet business. The kiosk business’ many details still need to be further analyzed and confirmed before allocating more capital to this business unit. Therefore, it was not a significant contributor to revenue for either year ended December 31, 2013 or 2012. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

•
For the year ended December 31, 2013, we achieved approximately US$2.57 million service revenue from our brand management and sales channel building segment as compared to US$4.50 million service revenue generated in the same period of 2012. Excluding the business tax expenses included in revenue for the year ended December 31, 2012 of approximately US$0.33 million before the launching of the Pilot Program commencing on November 1, 2012 in Fujian province, we achieved approximately US$2.57 million and US$4.17 million of revenue for the years ended December 31, 2013 and 2012, respectively. The decrease in the revenue from this business segment was primarily due to the cyclical downturn in the average brand advertising and marketing spending per customer caused by the cautiously tighten of advertising budget by our major customers who had made large spending to use our services in previous years. We will invest more efforts in developing new clients to overcome the unfavorable impact on the overall slowdown of economy growth in China.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2013			2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$20,300	8,641	57%	$21,121	9,781	54%
Technical service	372	2	99%	245	9	96%
TV advertisement	6,801	6,463	5%	20,454	20,222	1%
Bank kiosk	251	1	99%	282	18	94%
Brand management and sales channel building	2,569	1,456	43%	4,498	1,528	66%
Total	$30,293	$16,563	45%	$46,600	$31,558	32%

Cost of revenues: Our total cost of revenues decreased to US$16.56 million for the year ended December 31, 2013 from US$31.56 million for the same period in 2012. Excluding the business tax expenses included in cost of revenues for the year ended December 31, 2012 of approximately US$1.22 million before the launching of the Pilot Program commencing on September 1, 2012 in Beijing, November 1, 2012 in Fujian province and December 1, 2012 in Hubei province, our total cost of revenues was approximately US$16.56 million and US$30.34 million for the years ended December 31, 2013 and 2012, respectively. The decrease in total cost of revenues for the year ended December 31, 2013 was primarily due to the significant decrease in costs associated with our TV advertisement business segment, which was in line with the decrease in our TV advertisement revenue for the year ended December 31, 2013, as discussed above. Our cost of revenues related to the offering of our advertising and marketing services primarily consists of internet resources purchased from other portal websites and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services.

•
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for approximately 80%-90% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known portal websites in China, for example, Baidu, Qihu 360, Sohu (Sogou) and Tecent (QQ). We were able to secure discounts from our suppliers for purchasing these internet resources in large volumes. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits to their advertisements and mini-sites placed on our portal websites. For the years ended December 31, 2013 and 2012, our total cost of sales for internet advertising was US$8.64 million and US$9.78 million, respectively. Excluding the business tax expenses included in internet advertising cost of revenue for the year ended December 31, 2012 of approximately US$0.82 million before the launching of the Pilot Program commencing on September 1, 2012 in Beijing and December 1, 2012 in Hubei province, our internet advertising cost of revenue was approximately US$8.64 million and US$8.96 million for the years ended December 31, 2013 and 2012, respectively. Our gross margin ratio of this segment was 57% for the year ended December 31, 2013 as compared to 56% (calculated based on adjusted net revenue and cost of revenue) for the same period of last year. Along with the overall decrease in demands of TV advertising and other traditional advertising media, the increase in internet advertising resources cost is at a rate of 5%-15% per annual in these years, we were able to secure a relatively stable gross profit rate for this business segment were partially benefited from our efforts in, first, actively engaging in mobile marketing tools, such as Weibo and WeChat; second, actively participating in various franchise exhibitions and other related events, which indirectly promoted our brand recognition, and in return created additional traffic to our advertising portals and enabled us to save certain of our internet resources cost.

•
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$6.46 million and US$20.22 million for the years ended December 31, 2013 and 2012, respectively. Excluding the business tax expenses included in TV advertising cost of revenue for the year ended December 31, 2012 of approximately US$0.04 million before the launching of the Pilot Program commencing on September 1, 2012 in Beijing and December 1, 2012 in Hubei province, our TV advertising cost of revenue was approximately US$6.46 million and US$20.18 million for the years ended December 31, 2013 and 2012, respectively.  The significant decrease in our total TV advertisement time cost was in line with the significant decrease of TV advertising revenue for the year ended December 31, 2013 as compared to that in the same periods of 2012, as discussed above. Due to a better sales price control under decreased overall purchase volume of TV advertising time in fiscal 2013, the gross profit margin of this business segment improved to 5% for the year ended December 31, 2013 from 1% (calculated based on adjusted net revenue and cost of revenue) for the same period of last year.

•
Cost recognized for brand management and sales channel building business segment primarily consisted of director labor cost for providing these services to our customers and other related direct cost. The gross profit margin for this business segment decreased to 43% for the year ended December 31, 2013 as compared to 71%  (calculated based on adjusted net revenue and cost of revenue) for the same period of last year, which was caused by (1) the cyclical decrease in average brand advertising and marketing spending per customer and cautiously tighten of advertising budget by our customers to respond the uncertainty of the China’s economy, and (2) on the other hand, we were unable to reduce our cost of revenue synchronously under the situation of an overall increasing of labor cost, office rental and other utilities and supplies. We will strengthen our cost management in further periods to improve the profitability of this business segment.

Gross Profit

As a result of the foregoing, our gross profit was US$13.7 million for the year ended December 31, 2013 as compared to US$15.0 million for the same period in 2012. Our overall gross profit rate increased to 45% for the year ended December 31, 2013, as compared to 33% (calculated based on adjusted net revenue and cost of revenue) for the same period in 2012. For the year ended December 31, 2013, the decrease in gross profit was primarily due to the decrease in revenue and gross profit rate we achieved from our brand management and sales channel building business segment and the increase in the overall gross profit rate was a direct result of the significant decrease in the low margin TV advertising revenue, which accounted for approximately 23% of our total revenue for the year ended December 31, 2013, as compared to 44% for the same periods of 2012, respectively.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.  The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Years ended December 31,
	2013		2012
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$30,293	100%	$46,600	100%
Gross Profit	13,730	45%	15,042	32%
Selling expenses	2,574	8%	2,683	6%
General and administrative expenses	7,691	25%	6,030	13%
Research and development expenses	1,995	7%	1,819	4%
Total operating expenses	12,260	40%	10,532	23%

Operating Expenses:   Our operating expenses increased to US$12.3 million for the year ended December 31, 2013 from US$10.5 million for the same period of 2012.

•
Selling expenses: For the year ended December 31, 2013, our selling expenses decreased to US$2.57 million from US$2.68 million for the same period of 2012. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department.  For the year ended December 31, 2013, the change in our selling expenses was primarily due to the following reasons: (1) the decrease in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.27 million, primarily due to decrease in sales performance achieved by some of our business segments during the year as compared to that achieved in last year; and (2) the increase in our brand development advertising expenses for our advertising web portals of approximately US$0.16 million. Due to the current economic downturn and the increase of TV advertising cost, we will continue to actively participate in both domestic and international franchise exhibitions and in government supported employment promotion programs, which are considered as more cost-effective ways for our consistent brand building efforts.

•
General and administrative expenses: General and administrative expenses increased to US$7.69 million for the year ended December 31, 2013 as compared to US$6.03 million for the same period in 2012. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the year ended December 31, 2013, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in general administrative expenses, such as: office supplies, travelling expenses and entertainment expenses of approximately US$0.29 million, primarily due to the additional expenses incurred for the “10-year Anniversary and Customer Sharing Conference” hosted by us in August 2013; (2) the increase in allowance for doubtful debts provided of approximately US$1.56 million and (3) the decrease in professional service (such as: investor relations, legal, etc.) charges of approximately US$0.19 million, primarily due to decrease in the related services required from these parties as compared to the same period of last year.

•
Research and development expenses: Research and development expenses increased to US$2.00 million for the year ended December 31, 2013 from US$1.82 million for the same period of 2012. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. For the year ended December 31, 2013, the increase in research and development expenses was primarily due to the increase in the research and development activities related to new platform and cross platform compatibility under the new developed internet technologies during the period. We will continue to expand, optimize and enhance the technology of our portal websites, upgrade our advertising and internet management software and develop our management tools system.

Operating Profit: As a result of the foregoing, our operating profit decreased to US$1.5 million for the year ended December 31, 2013 from US$4.5 million for the same period of 2012.

Changes in fair value of contingent consideration receivables: Contingent consideration receivables arose from certain “make good” provisions entered into by and between our company and the former stockholders of Quanzhou Zhi Yuan, Quanzhou Tian Xi Shun He and Sou Yi Lian Mei, upon acquisition of these operating VIEs. These “make good” provisions provide that if the acquired VIEs’ audited pretax profit or after tax profit for the year ended December 31, 2012 and 2011 increases by less than a certain amount or percentage as compared to that of the prior year, then the former VIE stockholders will be required to compensate us in cash for the difference between target pretax profit or after tax profit and the actual pretax profit or after tax profit, as applicable. We assessed the fair value of these contingent consideration receivables as of each of the reporting date. The changes in the fair value of these contingent consideration receivables of approximately US$0.16 million for the year ended December 31, 2012 was included in our consolidated statement of income and comprehensive income. There was no further “make good” arrangement exit for fiscal 2013 with the former stockholders of these acquired VIEs and we did not consummate any new business combination transactions in fiscal 2013.

Loss on disposal of intangible assets: Loss on disposal of intangible assets of approximately US$0.32 million represented the disposal of trade mark we owned upon disposal of 100% equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He in November 2013.

Loss on disposal of subsidiaries: In November 2013, upon completion of the reorganization of our brand management and sales channel building business segment by chartering a new entity (Quanzhou Zhi Lang) and transferring all of the business activities and resources of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He (excluding tangible assets and liabilities incurred), we disposed the 100% of the equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He in November 2013. We recognized an approximately US$0.54 million of loss on disposal of these two subsidiaries, which reflected the difference between the fair value of consideration to be received from the successors of shareholders of these two companies and the carrying amount of the former subsidiaries’ tangible assets and liabilities that were not transferred to Quanzhou Zhi Lang as of the date of disposal.

Income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, our income before income tax expenses, equity method investment and noncontrolling interest decreased to US$0.72 million for the year ended December 31, 2013 from US$4.39 million for the same period in 2012.

Income tax expenses: We recognized a net income tax expense of approximately US$0.82 million and US$0.53 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013 and 2012, net income tax expenses included: (1) current income tax expenses of approximately US$1.30 million and US$1.36 million, respectively; and (2) deferred income tax benefit of approximately US$0.49 million and US$0.83 million, respectively. For the year ended December 31, 2013 and 2012, deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in 2011 was both approximately US$0.22 million and an additional approximately US$0.08 million deferred tax benefit was recognized for the year ended December 31, 2013 due to the disposal of trade mark upon disposal the 100% equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He. We recognized an approximately US$0.19 million and US$0.61 million net deferred income tax benefit in relation to a portion of the net operating loss carry forward incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of utilized amount resulted from net income generated during the year, and after deduction of US$0.58 million and US$nil allowance for the years ended December 31, 2013 and 2012, respectively, which related to the portion of the net operating loss carry forward, that we consider likely not be able to utilized due to insufficient future earnings.

Loss/income before equity method investments and noncontrolling interests: As a result of the foregoing, we incurred a loss before equity method investment and noncontrolling interest of US$0.10 million for the year ended December 31, 2013 as compared to a net income of US$3.86 million for the same period of 2012.

Share of losses in equity investment affiliates: For the year ended December 31, 2013, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.04 million and US$0.14 million, respectively. For the year ended December 31, 2012, we beneficially own 20.4% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.11 million and US$0.34 million, respectively. Given the foregoing, net amount recognized as share of losses in equity investment affiliates was approximately US$0.18 million and US$0.45 million for the years ended December 31, 2013 and 2012, respectively

Net loss/income: As a result of the foregoing, we incurred a net loss of US$0.28 million for the year ended December 31, 2013 as compared to a net income of US$3.41 million for the same period of 2012.

Loss/(income) attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. Sheng Tian Hubei was 51% owned by Business Opportunity Online Hubei upon incorporation until early September 2013 when we acquired the remaining 49% equity interest in it. In December 2011, we acquired a 51% equity interest in Sou Yi Lian Mei and Sou Yi Lian Mei became a majority-owned VIE of ours until September 2012, when we acquired the remaining 49% equity interest in it. For the year ended December 31, 2013, the net income allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.01 million, the net loss allocated to the noncontroliing interest of Sheng Tian Hubei was approximately US$0.06 million. Given the foregoing, net loss attributable to noncontrolling interest in the aggregate was approximately US$0.05 million for the year ended December 31, 2013. For the year ended December 31, 2012, the net income allocated to the noncontrolling interest of Sou Yi Lian Mei was approximately US$0.62 million, the aggregate net losses allocated to the noncontroliing interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.21 million. Given the foregoing, net income attributable to noncontrolling interest in the aggregate was approximately US$0.41 million for the year ended December 31, 2012.

Net loss/income attributable to ChinaNet Online Holdings, Inc.: Total net loss/income as adjusted by the net loss/income attributable to the noncontrolling interest shareholders as discussed above yields the net loss/income attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$0.23 million for the year ended December 31, 2013 as compared to a net income attributable to ChinaNet Online Holdings, Inc. of US$3.00 million for the year ended December 31, 2012.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2013, we had cash and cash equivalents of approximately US$3.4 million and we also have approximately US$3.5 million of term deposit placed in one of the major financial institutes in China which will expire in July 2014.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advance payment to TV advertising slots and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies to enhance the functionality of the management tools provided by our advertising portals and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from operating activities we generated in prior years. Our existing cash is adequate to fund operations for the next twelve months.

The following table provides detailed information about our net cash flow for the periods indicated:

	Year ended December 31,
	2013	2012
	Amounts in thousands of US dollars

Net cash provided by operating activities	$2,756	$5,028
Net cash used in investing activities	(5,733)	(9,919)
Net cash provided by/(used in) financing activities	807	(385)
Effect of foreign currency exchange rate changes on cash	129	64
Net decrease in cash and cash equivalents	$(2,041)	$(5,212)

Net cash provided by operating activities:

For the year ended December 31, 2013, our net cash provided by operating activities of approximately US$2.76 million were primarily attributable to:

(1)
net income excluding approximately US$1.74 million of non-cash expenses of depreciation, amortizations, share-based compensation; approximately US$2.70 million of non-cash charge of bad debts provisions; approximately US$0.18 million of share of losses in equity investment affiliates; approximately US$0.32 million of disposal of intangible assets, approximately US$0.54 million of loss on disposal of subsidiaries; and approximately US$0.49 million of deferred income tax benefit, of approximately US$4.72 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-
other receivables decreased by approximately US$0.10 million, which was primarily due to the partial collection of the loan made for the production of the TV series “Xiao Zhan Feng Yun”, which amount was partially offset by the increase of overdue contract guarantee deposits during the year ended December 31, 2013;

-
prepayments and deposits to suppliers decreased by approximately US$0.38 million, primarily due to the decrease in prepayments and deposits paid for the TV advertisement time purchased for reselling in 2013;

-	accounts payable increased by approximately US$0.30 million;

-	taxes payable increased by approximately US$1.52 million; and

-	other current assets decreased by approximately US$0.11 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$3.96 million; and

-	advance from customers decreased by approximately US$0.10 million; and

-	accruals and other payables decreased by approximately US$0.31 million.

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

Net cash used in investing activities:

For the year ended December 31, 2013, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.10 million for purchasing of general office equipment; (2) for further development of comprehensive value-added services to our customers, which are mostly small and medium enterprises in China (“SMEs”), we made a deposit to an unrelated technical consulting entity of approximately US$2.42 million for the purchasing of software technology that related to operation management applications for SMEs. As of the date that the financial statements are issued, we are trial testing these software applications, and are in the process of negotiations and determination of the transaction details, we expect to consummate this transaction in 2014; (3) we paid approximately US$1.29 million to settle the outstanding payment for the acquisition of the 49% equity interest in Sou Yi Lian Mei and approximately US$0.97 million for the acquisition of the 49% equity interest in Sheng Tian Hubei; (4) we made an approximately US$0.79 million temporary loan to unrelated entities; (5) the cash effect on disposal of two of our subsidiaries of approximately US$0.15 million, which was recorded as a cash outflow from investing activities. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$5.73 million for the year ended December 31, 2013.

For the year ended December 31, 2012, our net cash used in investing activities included the following transactions: (1) we paid an aggregate of approximately US$5.78 million in connection with the acquisition of equity interest in Sou Yi Lian Mei; (2) we placed approximately US$3.36 million cash as term deposit in one of the major financial institutions in China, which would expire in July 2013 and this amount was recorded as a decrease in cash and cash equivalents, i.e. cash outflow in investing activity for the year ended December 31, 2012; (3) during the year ended December 31, 2012, we made an approximately US$2.45 million project development deposit to a third party project development and management company for the participation in the development and management of the Xiaogan TMT Zone, which had been fully refunded before December 31, 2012 due to our withdrawing from this project after evaluation; (4) we made an approximately US$0.48 million temporary loan to unrelated entities; and (5) we spent approximately US$0.31 million in general office equipment during the year ended December 31, 2012. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$9.92 million for the year ended December 31, 2012.

Net cash provided by/(used in) financing activities:

For the year ended December 31, 2013, our cash provided by financing activities of approximately US$0.81 million represented the proceeds from short-term bank loan borrowed by one of our operating VIEs from a major financial institution of China during the reporting period.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2013 and 2012, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$7.3 million and US$5.5 million, respectively.

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

As of December 31, 2013 and 2012, there were approximately US$39.3 million and US$38.1 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million and US$2.4 million statutory reserve funds as of December 31, 2013 and 2012, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.3 million and US$5.5 million restricted net assets as of December 31, 2013 and 2012, respectively, as discussed above.

C.	Off-Balance Sheet Arrangements

None.

D.	Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of December 31, 2013:

Office Rental
US$(’000)
Year ending December 31,
-2014	361
-2015	307
-2016	76
744

In October 2013, we entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of our network system. The total contract amount was RMB13 million (approximately US$2.1 million) and a first installment of RMB5.2 million (approximately US$0.85 million) was paid in the first fiscal quarter of 2014. The transaction as contemplated under the contract is expected to be consummated in 2014 and the remaining unpaid contract amount is expected to be paid in 2014.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of December 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”) in 1992. Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company's internal control over financial reporting, as of December 31, 2013, and determined it to be effective.

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

PART III.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of June 16, 2014. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since

Handong Cheng	43	Chairman of the Board, Chief Executive Officer and President	September 2007

Zhige Zhang	39	Chief Financial Officer, Treasurer and Director	January 2009

Watanabe Mototake	72	Independent Non-Executive Director	November 2009

Zhiqing Chen	41	Independent Non-Executive Director	November 2009

Douglas MacLellan	58	Independent Non-Executive Director	November 2009

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

Douglas MacLellan, Director.  Mr. MacLellan currently serves as chairman of eWellness Corporation, a distance monitored physical therapy telemedicine company. Until April 2014, he was chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company, and also serves as president and chief executive officer for the MacLellan Group, an international financial advisory firm established in 1992, where he advises clients on strategic planning, operational activities, corporate finance, economic policy, asset allocation and mergers & acquisitions. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and co-founder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economic and international relations.

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

 Mototake Watanabe. Mr. Watanabe has over fifteen years of experience in management, finance, business strategy and audit.

Meetings of the Board of Directors

The Board held four meetings during 2013. During 2013, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

The Company’s directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. The Company’s directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. All of our directors attended the 2013 annual meeting of stockholders.

Corporation Governance

The Board has a standing audit, compensation, and nominating and corporate governance committee, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, www.chinanet-online.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during 2013.

 The members of the Audit Committee are Douglas MacLellan, Chair, Zhiqing Cheng, and Mototake Watanabe. The Board has determined that Douglas MacLellan is an audit committee financial expert, as defined in the Exchange Act.

Audit Committee Report

With respect to the audit of the Company’s financial statements for the year ended December 31, 2013, the Audit Committee:

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

Based upon the foregoing review and discussion, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on June 16, 2014.

Douglas MacLellan, Chair

Zhiqing Chen

Mototake Watanabe

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not hold any meetings during 2013.

The members of the Compensation Committee are Douglas MacLellan, Chair, Zhiqing Chen, and Mototake Watanabe.

Nominating and Corporate Governance Committee

 The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness. The Nominating and Corporate Governance Committee did not hold any meetings during 2013.

 The members of the Nominating and Corporate Governance Committee are Zhiqing Chen, Chair, Douglas MacLellan, and Mototake Watanabe.

 The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o ChinaNet Online Holdings, Inc., No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2013, all such reports were filed timely.

ITEM 11	EXECUTIVE COMPENSATION

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

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2013.

SUMMARY COMPENSATION OF NAMED EXECUTIVE OFFICERS
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total
Handong Cheng (Principal Executive Officer)	2013	37,382	-	-	37,382
	2012	36,473	-	-	36,473
Zhige Zhang (Principal Financial Officer)	2013	32,283	-	-	32,283
	2012	31,473	-	-	31,473
George Kai Chu (Chief Operating Officer and Secretary)	2013	31,921	-	-	31,921
	2012	31,124	-	-	31,124

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2013 YEAR END

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

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2013.

FISCAL 2013 DIRECTOR COMPENSATION
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

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of June 16, 2014, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Common Stock
Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Handong Cheng (3)(5)	7,659,672	34.14%
Zhige Zhang (3)(6)	7,594,662	33.92%
George Kai Chu (7)	81,610	*
Wen Hu (8)	142,840	*
Zhenghong Yang	-	-
Man Huang	-	-
Zhiqing Chen (9)	55,000	*
Watanabe Mototake (10)	55,000	*
Douglas MacLellan (11)	94,000	*
All Directors and Executive Officers as a Group (9 persons)	8,162,872	36.21%
Rise King Investments Limited (3)(4)	7,519,912	33.61%
Clear Jolly Holdings Limited (12)	1,279,080	5.72%
Xuanfu Liu (3)	7,519,912	33.61%
Sansar Capital Management, L.L.C. (13)	2,222,473	9.72%

* Less than one percent.

(1)  The address of each director and executive officer is c/o ChinaNet Online Holdings, Inc., No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing PRC 100195.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of June 16, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

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

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following related party transactions were incurred in the fiscal year ended December 31, 2013:

During the year ended December 31, 2013, we earned in the aggregate of approximately $361,000 advertising revenue from certain related parties, which were directly or indirectly owned by the Mr. Handong Cheng or Mr. Xuanfu Liu. We provide advertising services to these related parties in its normal course of business on the same terms as those provided to its unrelated advertising clients.

Director Independence

The Board has determined that Watanabe Mototake, Zhiqing Chen and Douglas MacLellan are “independent” under the current independence standards of  Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14	PRINCIPAL ACCOUNTANT FEE AND SERVICES

 Marcum Bernstein & Pinchuk LLP served as the Company’s independent accountants for fiscal 2013 and 2012.

Aggregate fees billed to the Company by Marcum Bernstein & Pinchuk LLP during the fiscal years ended December 31, 2013 and 2012 were as follows:

Fees	2013	2012
Audit Fees	$184,000	$175,000
Audit Related Fees	$-	$50,000
Tax Fees	$-	$-
All Other Fees	$23,124	$8,500
Total	$207,124	$233,500

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

ChinaNet Online Holdings, Inc.

Dated: June 16, 2014	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 16, 2014	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: June 16, 2014	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: June 16, 2014	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: June 16, 2014	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: June 16, 2014	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

CHINANET ONLINE HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp
New York, New York
June 16, 2014

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2013	2012
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$3,442	$5,483
Term deposit	3,467	3,357
Accounts receivable, net	7,673	8,486
Other receivables, net	4,299	3,103
Prepayment and deposit to suppliers	14,692	14,596
Due from related parties	502	210
Other current assets	27	136
Deferred tax assets-current	153	50
Total current assets	34,255	35,421

Investment in and advance to equity investment affiliates	845	959
Property and equipment, net	1,057	1,636
Intangible assets, net	6,015	7,167
Deposit for purchasing of software technology	2,453	-
Goodwill	11,450	11,083
Deferred tax assets-non current	759	652
Total Assets	$56,834	$56,918

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$818	$-
Accounts payable *	421	110
Advances from customers *	995	1,065
Accrued payroll and other accruals *	676	904
Payable for acquisition *	-	1,266
Taxes payable *	7,029	6,683
Other payables *	288	217
Total current liabilities	10,227	10,245

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)
	As of December 31,
	2013	2012
	(US $)	(US $)
Long-term liabilities:
Deferred tax liability-non current *	1,439	1,689
Long-term borrowing from director	143	139
Total Liabilities	11,809	12,073

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,376,540 shares and 22,186,540 shares at December 31, 2013 and 2012, respectively)	22	22
Additional paid-in capital	19,870	20,008
Statutory reserves	2,602	2,296
Retained earnings	18,965	19,505
Accumulated other comprehensive income	3,689	2,393
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	45,148	44,224

Noncontrolling interests	(123)	621
Total equity	45,025	44,845

Total Liabilities and Equity	$56,834	$56,918

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012
	(US $)	(US $)

Sales
From unrelated parties	$29,932	$46,403
From related parties	361	197
	30,293	46,600
Cost of sales	16,563	31,558
Gross margin	13,730	15,042

Operating expenses
Selling expenses	2,574	2,683
General and administrative expenses	7,691	6,030
Research and development expenses	1,995	1,819
	12,260	10,532

Income from operations	1,470	4,510

Other income (expenses)
Interest income	125	186
Interest expense	(26)	-
Change in fair value of contingent consideration receivables	-	(160)
Loss on disposal of intangible asset	(315)	-
Loss on disposal of subsidiaries	(543)	-
Other income (expenses)	5	(150)
	(754)	(124)
Income before income tax expense, equity method investments and noncontrolling interests	716	4,386
Income tax expense	(816)	(529)
Loss/income before equity method investments and noncontrolling interests	(100)	3,857
Share of losses in equity investment affiliates	(183)	(449)
Net loss/income	(283)	3,408
Net loss/(income) attributable to noncontrolling interests	49	(412)
Net loss/income attributable to ChinaNet Online Holdings, Inc.	$(234)	$2,996

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2013	2012
	(US $)	(US $)

Net loss/income	$(283)	$3,408
Foreign currency translation gain	1,306	267
Comprehensive Income	$1,023	$3,675
Comprehensive loss/(income) attributable to noncontrolling interests	39	(418)
Comprehensive income attributable to ChinaNet Online Holdings, Inc.	$1,062	$3,257

Loss/earnings per share
Loss/earnings per common share
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14

Weighted average number of common shares outstanding:
Basic	22,284,485	22,185,556
Diluted	22,284,485	22,185,556

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012
	(US $)	(US $)

Cash flows from operating activities
Net loss/income	$(283)	$3,408
Adjustments to reconcile net loss/income to net cash provided by operating activities
Depreciation and amortization	1,617	1,637
Share-based compensation expenses	125	48
Change in fair value of contingent consideration receivable	-	160
Allowances for doubtful debts	2,702	1,141
Share of losses in equity investment affiliates	183	449
Loss on disposal of property and equipment	3	2
Loss on disposal of subsidiaries	543	-
Loss on disposal of intangible assets	315	-
Deferred taxes	(486)	(828)
Changes in operating assets and liabilities
Accounts receivable	(3,676)	(5,516)
Other receivables	98	1,400
Prepayment and deposit to suppliers	380	882
Due from related parties	(282)	117
Other current assets	106	(5)
Accounts payable	301	(158)
Advances from customers	(104)	335
Accrued payroll and other accruals	(242)	285
Due to related parties	-	(4)
Other payables	(69)	72
Taxes payable	1,525	1,603
Net cash provided by operating activities	2,756	5,028

Cash flows from investing activities
Purchases of vehicles and office equipment	(79)	(314)
Deposit for purchasing of software technology	(2,420)	-
Short-term loan to unrelated entities	(790)	(475)
Long-term investment in and advance to equity investment affiliates	(40)	-
Payment for acquisition of VIEs	(2,258)	(5,775)
Cash effect on disposal of VIEs	(146)	-
Project development deposit to a third party	-	(2,453)
Refund of project development deposit from a third party	-	2,453
Placement of term deposit	-	(3,355)
Net cash used in investing activities	(5,733)	(9,919)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2013	2012
	(US $)	(US $)

Cash flows from financing activities
Proceeds from short-term bank loan	807	-
Dividend paid to convertible preferred stockholders	-	(5)
Short-term loan borrowed from an equity investment affiliate	-	316
Short-term loan repaid to an equity investment affiliate	-	(538)
Repayment to legal (nominal) shareholders of Shanghai Jing Yang	-	(158)
Net cash provided by (used in) financing activities	807	(385)

Effect of exchange rate fluctuation on cash and cash equivalents	129	64

Net decrease in cash and cash equivalents	(2,041)	(5,212)

Cash and cash equivalents at beginning of the year	5,483	10,695
Cash and cash equivalents at end of the year	$3,442	$5,483

Supplemental disclosure of cash flow information

Income taxes paid	$39	$75
Interest expense paid	$25	$-

Non-cash transactions:
Restricted stock and options granted for future service	$-	$42
Payable for acquisition of Sou Yi Lian Mei	$-	$1,266
Receivable on disposal of subsidiaries	$1,611	$-

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for number of shares)

Total equity
	Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Noncontrolling Interests	Total Equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2012	22,146,540	22	20,747	2,117	16,688	2,132	5,848	47,554
Restricted shares issued for services	40,000	-	42	-	-	-	-	42
Share based compensation related to services	-	-	6	-	-	-	-	6
Purchase of noncontrolling interests in a VIE	-	-	(787)	-	-	-	(5,645)	(6,432)
Appropriation of statutory reserves	-	-	-	179	(179)	-	-	-
Net income for the year	-	-	-	-	2,996	-	412	3,408
Foreign currency translation adjustment	-	-	-	-	-	261	6	267
Balance, December 31, 2012	22,186,540	22	20,008	2,296	19,505	2,393	621	44,845

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except for number of shares)

Total equity (Continued)
	Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Noncontrolling Interests	Total Equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Restricted shares issued for services	190,000	-	125	-	-	-	-	125
Purchase of noncontrolling interests in a VIE	-	-	(263)	-	-	-	(705)	(968)
Appropriation of statutory reserves	-	-	-	306	(306)	-	-	-
Net loss for the year	-	-	-	-	(234)	-	(49)	(283)
Foreign currency translation adjustment	-	-	-	-	-	1,296	10	1,306
Balance, December 31, 2013	22,376,540	22	19,870	2,602	18,965	3,689	(123)	45,025

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

1.	Organization and nature of operations

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

On June 24, 2010, one of the Company’s VIEs, Business Opportunity Online, together with three other individuals, who were not affiliated with the Company, formed a new company, Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Shenzhen Mingshan is 51% owned by Business Opportunity Online and 49% owned collectively by the other three individuals. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services necessary to operate such games and websites. On January 6, 2011, as approved by the shareholders of Shenzhen Mingshan, an unaffiliated third party invested RMB15,000,000 (approximately US$2,453,386) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. Therefore, beginning on January 6, 2011, the new investor became the majority shareholder of Shenzhen Mingshan. The Company’s share of the equity interest in Shenzhen Mingshan decreased from 51% to 20.4% and the Company ceased to have a controlling financial interest in Shenzhen Mingshan, but still retains an investment in, and significant influence over, Shenzhen Mingshan. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,088,976) to RMB22,000,000 (approximately US$3,598,299), resulted from a decrease in paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

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

The Company, through one of its VIEs, Beijing CNET Online, acquired a 100% equity interest in Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and a 51% equity interest in Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”) on January 4, 2011 and February 23, 2011, respectively. In June 2011, Beijing CNET Online acquired the remaining 49% equity interest in Quanzhou Tian Xi Shun He. Quanzhou Tian Xi Shun He became a wholly owned subsidiary of Beijing CNET Online. Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were both independent advertising companies based in Quanzhou City, Fujian province of the PRC, which provide comprehensive branding and marketing services to SMEs focused primarily in the sportswear and clothing industry. In April 2013, the Company formed a new wholly-owned company, Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”). All business activities and resources of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were integrated and merged into Quanzhou Zhi Lang. Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were subsequently disposed by the Company in November 2013.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

On January 28, 2011, one of the Company’s VIEs, Business Opportunity Online, formed a new wholly owned subsidiary, Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”).  Business Opportunity Online Hubei is primarily engaged in internet advertisement design, production and promulgation.

On March 1, 2011, one of the Company’s VIEs, Business Opportunity Online, together with an individual, who was not affiliated with the Company, formed a new company, Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Beijing Chuang Fu Tian Xia is 51% owned by Business Opportunity Online and 49% owned by the co-founding individual. Beijing Chuang Fu Tian Xia is primarily engaged in providing and operating internet advertising, marketing and communication services to small and medium companies.

On April 18, 2011, the Company, through one of its VIEs, Business Opportunity Online Hubei formed a new wholly owned company, Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”).  Hubei CNET is primarily engaged in advertisement design, production, promulgation and providing the related advertising and marketing consultancy services.

On April 18, 2011, one of the Company’s VIEs, Business Opportunity Online Hubei, together with an individual, who was not affiliated with the Company, formed a new company, Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Zhao Shang Ke Hubei is 51% owned by Business Opportunity Online Hubei and 49% owned by the co-founding individual. Zhao Shang Ke Hubei is primarily engaged in providing advertisement design, production, promulgation and brand management and sales channels building services. On December 29, 2011, as approved by the shareholders of Zhao Shang Ke Hubei, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,635,590) into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. Therefore, beginning on December 29, 2011, the Company’s share of the equity interest in Zhao Shang Ke Hubei decreased from 51% to 25.5%. As such, the Company ceased to have a controlling financial interest in Zhao Shang Ke Hubei, but still retained an investment in, and significant influence over, Zhao Shang Ke Hubei.

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

As of December 31, 2013, the Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as described above.

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of December 31, 2013 and 2012, respectively:

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$3,326	$4,275
Term deposit	3,467	3,357
Accounts receivable, net	7,637	8,392
Other receivables, net	3,416	2,921
Prepayment and deposit to suppliers	14,690	14,587
Due from related parties	174	49
Other current assets	27	35
Deferred tax assets-current	118	50
Total current assets	32,855	33,666

Investment in and advance to equity investment affiliates	801	916
Property and equipment, net	918	1,389
Intangible assets, net	6,013	7,152
Deposit for purchasing of software technology	2,453	-
Goodwill	11,450	11,083
Deferred tax assets-non current	482	511
Total Assets	$54,972	$54,717

Liabilities
Current liabilities:
Short-term bank loan	$818	$-
Accounts payable	421	110
Advances from customers	995	1,065
Accrued payroll and other accruals	279	455
Due to Control Group	11	11
Payable for acquisition	-	1,266
Taxes payable	6,542	6,136
Other payables	142	196
Total current liabilities	9,208	9,239

Deferred tax Liabilities-non current	1,439	1,689
Total Liabilities	$10,647	$10,928

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the year ended December 31, 2013, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive income includes sales of approximately US$29,920,000, cost of sales of approximately US$16,561,000, operating expenses of approximately US$9,927,000 and net income before allocation to noncontrolling interests of approximately US$1,516,000.

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

The consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income of the consolidated statements of income and comprehensive income for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2013	2012
Balance sheet items, except for equity accounts	6.1140	6.3161

	Year ended December 31,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.1982	6.3198

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

f)	Term deposits

Term deposits consist of bank deposits with an original maturity of between three to twelve months.

g)	Accounts and other receivable, net

Accounts receivable and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and other receivables. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others.

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
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

i)	Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Vehicles (years)		5
Office equipment (years)	3	-	5
Electronic devices (years)		5

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

Intangible assets other than goodwill acquired through various acquisitions consummated in fiscal 2011 are amortized on a straight-line basis over their expected useful economic lives.

Trade Name		indefinite
Domain Name		indefinite
Contract Backlog (years)	0.6	-	0.7
Customer Relationship (years)	5	-	9
Non-Compete Agreement (years)	5	-	6
Software technologies (years)		5

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

The Company accounted for website development costs in accordance with ASC Topic 350-50, which requires that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. ASC Topic 350-50 also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred. For the years ended December 31, 2013 and 2012, the Company did not capitalize any such cost, as the amount was considered immaterial.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the years ended December 31, 2013 and 2012, the Company did not record any impairment losses associated with long-lived assets.

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

For the years ended December 31, 2013 and 2012, the Company did not record any impairment losses associated with Goodwill.

m)	Transaction between entities under common control

In April 2013, the Company formed a new wholly-owned company, Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”) for the reorganization of its brand management and sales channel building business segment. All of the business activities and resources of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He (excluding tangible assets and liabilities incurred), were transferred and merged into Quanzhou Zhi Lang. After the reorganization, the Company disposed 100% of the equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He in November 2013.

The Company considered this transaction as transaction between entities under common control and accounted for this transaction in accordance with ASC 805-50, which provided guidance on measuring assets and liabilities transferred between entities under common control. In accordance with ASC 805-50, transferring assets between entities under common control, the entity that receives the net assets should initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

n)	Deconsolidation

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

b. The carrying amount of the former subsidiary’s assets and liabilities.

In November 2013, upon completion of the reorganization of the Company’s brand management and sales channel building business segment by chartering a new entity (Quanzhou Zhi Lang) and transferring all of the business activities and resources of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He (excluding tangible assets and liabilities incurred), the Company disposed 100% of the equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He in November 2013. The Company recognized approximately US$543,000 loss on disposal of these two subsidiaries, which reflected the difference between the fair value of consideration to be received and the carrying amount of the former subsidiaries’ tangible assets and liabilities that were not transferred to Quanzhou Zhi Lang as of the date of disposal. The fair value of retained noncontrolling investment in the former subsidiary and the carrying amount of any noncontrolling interest in the former subsidiary is inapplicable in this transaction, as the Company disposal 100% of the equity interest in these two entities, which were wholly-owned subsidiaries of the Company as of the date of disposal.

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

The Company acquired the remaining 49% equity interest in Sou Yi Lian Mei and Sheng Tian Hubei in September 2012 and September 2013, respectively. The difference between the cash consideration paid and the amount by which the noncontrolling interest was adjusted to reflect the change in its ownership interest in the subsidiary of approximately US$263,000 for the 49% equity interest acquisition in Sheng Tian Hubei and approximately US$787,000 for the 49% equity interest acquisition in Sou Yi Lian Mei was recognized in equity attributable to the Company for the years ended December 31, 2013 and 2012, respectively.

p)	Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income and comprehensive income statement. ASC Topic 810-10-45 also requires that losses attributable to the parent and the noncontrolling interest in a subsidiary be attributed to those interests even if it results in a deficit noncontrolling interest balance.

q)	Fair value

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

r)	Revenue recognition

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

s)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, direct labor cost and benefits.

t)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of income and comprehensive income. For the years ended December 31, 2013 and 2012, advertising expenses for the Company’s own brand building were approximately US$450,000 and US$289,000, respectively.

u)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2013 and 2012 were approximately US$1,995,000 and US$1,819,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

v)	Income taxes

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

w)	Uncertain tax positions

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Company’s PRC subsidiary and VIEs are subject to examination by the relevant tax authorities. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2013 and 2012 and did not have any significant unrecognized uncertain tax positions as of December 31, 2013 and 2012, respectively.

x)	Share-based Compensation

The Company accounted for share-based compensation to employees in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

y)	Comprehensive income

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

z)	Earnings per share

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

aa)	Commitments and contingencies

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

bb)	Recent accounting standards

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

Term deposit as of December 31, 2013 and 2012 represent the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution of China, which management believes is of high credit quality. The term deposit as of December 31, 2012 that matured on July 5, 2013 was extended to July 5, 2014 with an interest rate of 3.3% per annual.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

5.	Accounts receivable, net

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Accounts receivable	13,358	12,116
Allowance for doubtful debts	(5,685)	(3,630)
Accounts receivable, net	7,673	8,486

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2013 and 2012, the Company provided approximately US$5,685,000 and US$3,630,000 allowance for doubtful debts, respectively, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the years ended December 31, 2013 and 2012, approximately US$1,910,000 and US$1,510,000 allowance for doubtful debts was provided, respectively.

6.	Other receivables, net

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Short-term loan made for marketing campaign	1,636	2,375
Short-term loans to unrelated entities	790	475
Term deposit interest receivable	57	59
Receivable on disposal of fixed assets	98	-
Receivables on disposal of subsidiaries	1,611	-
Staff advances for normal business purpose	107	194
Overdue deposits	968	158
Allowance for doubtful debts	(968)	(158)
Other receivables, net	4,299	3,103

Short-term loan made for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$4,088,976) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” By participating in this TV series, the Company’s logo is shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. This TV series has been broadcasted on CCTV 8 and www.sina.com.cn since September 2011 and continues to sell its broadcasting rights to other provincial TV channels for additional exposure. For the years ended December 31, 2013 and 2012, the Company collected in the aggregate of RMB5,000,000 (approximately US$818,000)and RMB4,000,000 (approximately US$654,000) from the borrower, respectively. In accordance with an agreement between the Company and the borrower, the Company extended the term of this loan from December 31, 2013 to December 31, 2014. The borrower subsequently repaid RMB5,000,000 (approximately US$818,000) of this debt in 2014 through the date that the financial statements are issued. The Company will continue to assess the collectability of this loan. If an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

Short-term loans to unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

Receivables on disposal of subsidiaries represent the cash consideration to be received from the successors of shareholders of Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He.

For advertising resources purchase contracts signed by the Company with its resource providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of December 31, 2013 and 2012, the Company provided approximately US$968,000 and US$158,000 allowance for doubtful debts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the year ended December 31, 2013, allowance for doubtful debt of approximately US$793,000 was provided. For the year ended December 31, 2012, approximately US$370,000 allowance for doubtful debts provided in prior years was reversed due to subsequent collection of these overdue deposits in 2012.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

7.	Prepayments and deposit to suppliers

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Deposits to TV advertisement and internet resources providers	8,907	9,463
Prepayments to TV advertisement and internet resources providers	5,292	5,069
Other deposits and prepayments	493	64
	14,692	14,596

In order to provide advertising and marketing services, the Company partners with provincial satellite TV stations or its agents to obtain time slots for resale through broadcast advertisements to advertise brands, business information, products and services of its customers. The Company also purchases internet resources from large internet search engines to attract more internet traffic to its advertising portals and provide value-added services to its customers.

In October 2013, the State Administration of Press, Publication, Radio, Film and Television of the People’s Republic of China (the “SARFT”) issued a notice to enhance the management of TV shopping infomercials broadcasted in provincial satellite television stations, which further restricts the contents, air time and duration of these infomercials (the “Restriction Notice”). These restrictions to certain extent affected the supply of time slots for these infomercials.

Deposits to TV advertisement and internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers. As of December 31, 2013, the deposits to suppliers primarily consisted of deposit to an agent of one of the provincial satellite TV stations partnered with the Company. The Company has partnered with this TV station to broadcast its advertisements for three years. According to the contract signed between the Company and this agent for the time slots to be resold in fiscal 2014, the deposit will be either applied to the contract amounts of time slots cost that are needed to be paid with the consent of the counterparty or transferred as contractual deposit for fiscal 2015 upon renewal of the purchase contact. Although the Restriction Notice has had and may continue to have a negative impact on the Company’s TV advertising business with this TV station, the Company believes that the cooperation with this TV station will continue and expand with the efforts of development of new form of TV advertising programs and non-TV shopping advertising customers. All deposits are refundable to the Company upon expiration of cooperation with suppliers.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

As of December 31, 2013, the Company also had advanced payment carried forward from last year paid to another TV station which has been partnered with the Company for over five years, which amount the Company originally expected to be utilized in fiscal 2013. However, the Company became aware of that since the second half year of 2013, this TV station had decreased its broadcasting of TV shopping infomercials and adjusted their broadcasting schedule due to the adoption of the Restriction Notice by the SARFT in October 2013. In response to these restrictions on TV advertisement set forth in the Restriction Notice, the Company discussed with the TV station possible alternatives of applying the balance of the advanced payment, as the amount was unlikely to be refunded to the Company, due to internal administrative policies of the TV station. The TV station and the Company agreed that the unconsumed advanced payment balance can be consumed by any third parties designated by the Company and approved by the TV station, who will broadcast advertisements or other similar TV programs using the balance of available time slots, and the Company will directly collect the amounts from the third parties for the time slots they utilized. The Company expects that the advanced payment balance will be fully utilized within the next twelve months or by December 31, 2014.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

8.	Due from related parties

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Beijing Fengshangyinli Technology Co., Ltd.	36	53
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	295	87
Beijing Telijie Century Environmental Technology Co., Ltd.	171	70
	502	210

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

9.	Investment in and advance to equity investment affiliates

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Investment in equity investment affiliates	760	916
Advance to equity investment affiliates	85	43
	845	959

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the two years then ended December 31, 2013:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2011	595	801	1,396
Share of losses in equity investment affiliates	(109)	(340)	(449)
Exchange translation adjustment	6	6	12
Balance as of December 31, 2012	492	467	959
Share of losses in equity investment affiliates	(40)	(143)	(183)
Advance to equity investment affiliates	-	41	41
Exchange translation adjustment	14	14	28
Balance as of December 31, 2013	466	379	845

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Shenzhen Mingshan:

Shenzhen Mingshan was incorporated on June 24, 2010 by one of the Company’s VIEs, Business Opportunities Online and three other individuals who were not affiliated with the Company. Shenzhen Mingshan was 51% owned by the Company and was a consolidated VIE of the Company from the date of incorporation through January 6, 2011. On January 6, 2011, an unaffiliated third party invested RMB15,000,000 (approximately US$2,453,386) into Shenzhen Mingshan in exchange for a 60% equity interest in Shenzhen Mingshan. The Company’s share of equity interest decreased from 51% to 20.4% accordingly. On December 19, 2012, as approved by the shareholders of Shenzhen Mingshan, Shenzhen Mingshan reduced its registered and paid-in capital from RMB25,000,000 (approximately US$4,088,976) to RMB22,000,000 (approximately US$3,598,299), resulted from a decrease of paid-in capital from three other noncontrolling shareholders, except Business Opportunity Online. As a result, the Company’s share of the equity interest in Shenzhen Mingshan increased from 20.4% to 23.18% and the Company continued to retain significant influence over Shenzhen Mingshan.

For the years ended December 31, 2013 and 2012, the Company recognized its pro-rata share of losses in Shenzhen Mingshan of approximately US$40,000 and US$109,000, respectively. These losses recognized were reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Shenzhen Mingshan in the Company’s consolidated balance sheets.

Zhao Shang Ke Hubei:

Zhao Shang Ke Hubei was incorporated on April 18, 2011 by one of the Company’s VIEs, Business Opportunities Online Hubei and a co-founding individual who was not affiliated with the Company. Zhao Shang Ke Hubei was 51% owned by the Company and was a consolidated subsidiary of the Company from the date of incorporation through December 29, 2011. On December 29, 2011, two unaffiliated third party investors invested RMB10,000,000 (approximately US$1,635,590) in cash into Zhao Shang Ke Hubei in exchange for an aggregate 50% equity interest in Zhao Shang Ke Hubei. The Company’s share of equity interest decreased from 51% to 25.5% accordingly.

For the years ended December 31, 2013 and 2012, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$143,000 and US$340,000, respectively. These losses recognized was reflected in the caption of “Share of losses in equity investment affiliates” in the Company’s consolidated statements of income and comprehensive income with a corresponding decrease to the carrying value of the investment in Zhao Shang Ke Hubei in the Company’s consolidated balance sheets.

10.	Property and equipment, net

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Vehicles	865	925
Office equipment	1,433	1,481
Electronic devices	1,245	1,205
Property and equipment, cost	3,543	3,611
Less: accumulated depreciation	(2,486)	(1,975)
Property and equipment, net	1,057	1,636

Depreciation expenses in the aggregate for the years ended December 31, 2013 and 2012 were approximately US$561,000 and US$591,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

11.	Intangible assets, net

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Trade name	-	309
Domain name	1,580	1,529
Intangible assets subject to amortization:
Contract backlog	203	196
Customer relationship	3,548	3,434
Non-compete agreements	1,403	1,358
Software technologies	335	325
Cloud-computing based software platforms	1,518	1,470
Other computer software	78	76
Intangible assets, cost	8,665	8,697
Less: accumulated amortization	(2,650)	(1,530)
Intangible assets, net	6,015	7,167

Amortization expenses in aggregate for the years ended December 31, 2013 and 2012 were approximately US$1,056,000 and US$1,046,000, respectively.

The Company disposed its trade name of approximately US$319,000 upon disposal of 100% of equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He in November 2013.

Based on the carrying value of the finite-lived intangible assets recorded as of December 31, 2013, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$1,056,000 per annual for the years ended December 31, 2014 and 2015, approximately US$1,015,000 for the year ended December 31, 2016, approximately US$512,000 for the year ended December 31, 2017 and approximately US$312,000 for the year ended December 31, 2018.

12.	Deposit for purchasing of software technology

Deposit for purchasing of software technology: for further development of comprehensive value-added services to its customers, which are mostly small and medium enterprises in China (“SMEs”), the Company made a deposit to an unrelated technical consulting entity of RMB15,000,000 (approximately US$2,453,386) for the purchasing of software technology related to operation management applications for SMEs. As of the date that the financial statements are issued, the Company is trial testing these software applications, and is in the process of negotiations and determination of the transaction details. The Company expects to consummate the transaction in 2014.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2011	10,999
Exchange translation adjustment	84
Balance as of December 31, 2012	11,083
Exchange translation adjustment	367
Balance as of December 31, 2013	11,450

The Company’s goodwill arose as a result of various business combinations consummated in 2011. The Company performed annual impairment test on goodwill in accordance with ASC 350 “Intangibles-Goodwill and Others?? subtopic 20 and determined no impairment losses associated with goodwill need to be recognized for the years ended December 31, 2013 and 2012.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

14.	Short-term bank loan

Short-term bank loan as of December 31, 2013 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.82 million) borrowed by one of the Company’s VIEs from a major financial institution of China to supplement its short-term working capital needs. The interest rate of the short-term bank loan is a floating lending rate, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”). As of December 31, 2013, the interest rate of the short-term loan is 7.8%. The short-term bank loan will mature on July 31, 2014.

15.	Accrued payroll and other accruals

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	382	538
Accrued operating expenses	294	366
	676	904

16.	Payable for acquisition

Payable for acquisition as of December 31, 2012 represented the outstanding balance payment of approximately RMB8.0 million for the acquisitions of the 49% equity interest in Sou Yi Lian Mei that were consummated in September 2012. The outstanding balances were paid to the former shareholder Sou Yi Lian Mei in January 2013.

17.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2013, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2013 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●
Rise King WFOE is a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption from its first profitable year and a 50% reduction of its applicable EIT rate, which is 25% to 12.5% of its taxable income for the succeeding three years. Rise King WFOE had a net loss for the year ended December 31, 2008 and its first profitable year was fiscal year 2009 which has been verified by the local tax bureau by accepting the application filed by the Company. Therefore, it was approved to be entitled to a two-year EIT exemption for fiscal year 2009 through fiscal year 2010 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% for fiscal year 2011 through fiscal year 2013. Therefore, for the years ended December 31, 2013 and 2012, the applicable income tax rate for Rise King WFOE was both 12.5%. After fiscal year 2013, the applicable income tax rate for Rise King WFOE will be 25% under the current EIT law of PRC.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

●
Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014.  Therefore, for the years ended December 31, 2013 and 2012, the applicable income tax rate of Business Opportunity Online was both 15%. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company believes that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014.

●
Business Opportunity Online Hubei was incorporated in Xiaotian Industrial Park of Xiaogan Economic Development Zone in Xiaogan City, Hubei province of the PRC in 2011. On June 15, 2012, Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a two-year EIT exemption from its first profitable year, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years. Based on the previous communication between the entity and the local tax authorities of Xiaogan Economic Development Zone, the entity is entitled to a two-year EIT exemption for fiscal 2012 and 2013, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years until December 31, 2016. However, during the periodic administrative review conducted by local tax authorities of Xiaogan Economic Development Zone in early August 2013, the local tax authorities determined that the first profitable year of the entity was fiscal 2011 instead of fiscal 2012, despite the fact that a deemed income tax computation method was adopted by the entity as approved by the local tax authorities previously. The deemed income tax computation method is considered as a special tax computation and collection method as compared to the regular actual income/loss method. Although there is no definite guidance set forth in the current EIT law regard this issue, we believe it may have a favorable impact of the determination of the entity’s first profitable year. Based on the current circumstances, we believe that more likely than not the local tax authorities will determine the first profitable year of Business Opportunity Online Hubei as fiscal 2011, which may result in the increase of the entity’s applicable income tax rate for its fiscal year 2013 to 12.5%. Therefore, the entity accrued its income tax expense based on a 12.5% income tax rate for the year ended December 31, 2013. For the year ended December 31, 2012, the applicable income tax rate of Business Opportunity Online Hubei was nil%. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2013 and 2012.

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

For the years ended December 31, 2013 and 2012, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Business tax is a price including tax in the PRC turnover tax system, which is calculated based on the revenue inclusive of turnover tax. Therefore, revenues achieved by the Company which are subject to business tax are presented on a gross basis inclusive of business tax, because the Company is considered to serve as the primary obligor, and on the other hand, business tax was included in cost of revenues upon recognition of business tax payable simultaneously with the recognition of revenue. Contrastively, VAT is a price excluding tax in the PRC turnover tax system, which is calculated based on the revenue exclusive of turnover tax. Therefore, revenues achieved by the Company which are subject to VAT are presented on a net basis exclusive of VAT, because customers who purchase the services from the Company is considered to serve as the primary obligor, and VAT received from customers excluded from revenue is recognized as the output VAT upon recognition of revenue. VAT payable on taxable services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of input VAT (VAT paid for the services purchased from suppliers). Hence, the amount of VAT payable does not result directly from output VAT generated from taxable services provided.

As of December 31, 2013 and 2012, taxes payable consists of:

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	2,343	2,609
Enterprise income tax payable	4,686	4,074
	7,029	6,683

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

A reconciliation of the provision for income tax expense determined at the U.S. federal corporate income tax rate to the Company’s effective income tax expense is as follows:

	Year Ended December 31,
	2013	2012
	US$(’000)	US$(’000)

Pre-tax income	716	4,386
U.S. federal rate	35%	35%
Income tax expense computed at U.S. federal rate	251	1,535
Reconciling items:
Rate differential for domestic earnings	(119)	(537)
Preferential tax treatments and tax holiday effects	(754)	(1,039)
Change in tax rate for loss recognized as deferred tax assets	(144)	-
Valuation allowance on deferred tax assets	1,426	512
Loss not recognized as deferred tax assets	2	3
Non-deductible expenses and non-taxable income	154	55
Effective income tax expense	816	529

For the years ended December 31, 2013 and 2012, the Company’s income tax benefit / (expense) consisted of:

	Year Ended December 31,
	2013	2012
	US$(’000)	US$(’000)

Current-PRC	(1,302)	(1,357)
Deferred-PRC	486	828
	(816)	(529)

The Company’s deferred tax liabilities at December 31, 2013 and changes for the two years then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2011	1,893
Reversal during the period	(219)
Exchange translation adjustment	15
Balance as of December 31, 2012	1,689
Reversal during the period	(306)
Exchange translation adjustment	56
Balance as of December 31, 2013	1,439

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in 2011. Reversal for the years ended December 31, 2013 and 2012 of approximately US$226,000 and US$219,000, respectively, was due to amortization of the acquired intangible assets. Additional reversal of approximately US$80,000 was due to disposal of trade name upon disposal of the 100% equity interest in Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He in November 2013.

The Company’s deferred tax assets at December 31, 2013 and December 31, 2012 were as follows:

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	3,899	2,929
Bad debts provision	1,594	824
Valuation allowance	(4,581)	(3,051)
	912	702

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Deferred tax assets reclassified as current asset	153	50
Deferred tax assets reclassified as non-current asset	759	652
	912	702

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$6,840,000 and US$6,363,000 at December 31, 2013 and 2012, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2033. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$7,253,000 and US$4,093,000 at December 31, 2013 and 2012, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2018. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$585,000 and US$nil valuation allowance for the years ended December 31, 2013 and 2012, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

Full valuation allowance to bad debts provision related deferred tax assets were recorded because it is considered more likely than not that this portion of deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate in.

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

18.	Long-term borrowing from director

	As of December 31,
	2013	2012
	US$(’000)	US$(’000)

Long-term borrowing from director	143	139

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

19.	Warrants

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

On August 20, 2012, Series A-1 warrants to purchase up to 642,000 shares of the Company’s common stock issued on August 21, 2009 expired. The remaining Series A-2 warrants to purchase up to 1,704,000 shares of the Company’s common stock and placement agent warrants to purchase up to 659,456 shares of the Company’s common stock will expire on August 20, 2014.

Warrants issued and outstanding at December 31, 2013 and changes for the two years then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)

Balance, December 31, 2011	3,005,456	$3.41	2.21	3,005,456	$3.41	2.21
Expired	(642,000)	$3.00		(642,000)	$3.00
Balance, December 31, 2012	2,363,456	$3.52	1.63	2,363,456	$3.52	1.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Expired	-			-
Balance, December 31, 2013	2,363,456	$3.52	0.63	2,363,456	$3.52	0.63

20.	Restricted Net Assets

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2013 and 2012, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$7.3 million and US$5.5 million, respectively.

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

As of December 31, 2013 and 2012, there was approximately US$39.3 million and US$38.1 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million and US$2.4 million statutory reserve funds as of December 31, 2013 and 2012, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.3 million and US$5.5 million restricted net assets as of December 31, 2013 and December 31, 2012, respectively, as discussed above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

21.	Related party transactions

Revenue from related parties:

	Year Ended December 31,
	2013	2012
	US$(’000)	US$(’000)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	239	123
-Beijing Fengshangyinli Technology Co., Ltd.	7	2
-Beijing Telijie Century Environmental Technology Co., Ltd.	115	72
	361	197

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$477,000 and US$451,000 for the years ended December 31, 2013 and 2012, respectively.

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of December 31, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China and Hong Kong Special Administrative Region of the PRC, which management believes are of high credit quality.

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

Concentration of customers

There was no single customer who accounted for more than 10% of the Company’s sales for the years ended December 31, 2013 and 2012, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As of December 31, 2013, three customers individually accounted for 13%, 12% and 10% of the Company’s accounts receivables, respectively. As of December 31, 2012, one customer accounted for 10% of the Company’s accounts receivables. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2013 and 2012, respectively.

Concentration of suppliers

For the year ended December 31, 2013, three suppliers individually accounted for 35%, 20% and 18% of the Company’s cost of sales, respectively. For the year ended December 31, 2012, three suppliers accounted for 52%, 15% and 11% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the years ended December 31, 2013 and 2012, respectively.

24.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of December 31, 2013:

Office Rental
US$(’000)
Year ending December 31,
-2014	361
-2015	307
-2016	76
Total	744

For the years ended December 31, 2013 and 2012, rental expenses under operating leases were approximately US$512,000 and US$440,000, respectively.

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.1 million) and a first installment of RMB5.2 million (approximately US$0.85 million) was paid in the first fiscal quarter of 2014. The transaction as contemplated under the contract is expected to be consummated in 2014 and the remaining unpaid contract amount is expected to be paid in 2014.

Legal Proceedings

Business Opportunity Online, one of the indirect wholly owned VIEs of the Company, Handong Cheng, Chairman and CEO of the Company, and Jinbo Yao, Legal Representative of Beijing 58 Information Technology Co., Ltd. (the “Beijing 58”) have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Xuanfu Liu, an approximate 34% shareholder of the Company, on October 19, 2013, in the Xiaogan City Xiaonan District People’s Court in Hubei Province, China. The complaint alleges that Mr. Cheng abused operation and management rights and that Mr. Cheng’s disposition of equity interests that Business Opportunity Online held in Beijing 58 (the “Equity Interests”), without the consent of the plaintiff, was an act of infringement and in violation of the articles of association of Business Opportunity Online and Chinese corporate law. The complaint seeks a court order to declare the contract allegedly entered into by and between Mr. Cheng, on behalf of Business Opportunity Online, and Mr. Yao, null and void. The Company denies all of the allegations against the Company and intends to defend vigorously against the lawsuit. During the course of the civil litigation, Jinbo Yao, the defendant, filed an objection to remove this case from the Xiaogan City Xiaonan District People’s Court to a Beijing court.  Xiaogan City Xiaonan District People’s Court denied the defendant’s objection to remove the case.  Jinbo Yao then filed an appeal of that decision to the Intermediate People’s Court of Xiaogan.  On March 10, 2014, the Intermediate People’s Court of Xiaogan rendered a final ruling holding that the dispute shall be transferred and heard by the Haidian District People’s Court of Beijing. Business Opportunity Online is awaiting a hearing date from the Haidian District People’s Court of Beijing. The Company currently cannot estimate the amount or range of possible losses from this litigation.

Rise King WFOE, the indirectly wholly owned subsidiary of the Company, Handong Cheng, Chairman and CEO of the Company, Zhige Zhang, CFO of the Company and Xuanfu Liu, have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Shanghai Pan Gu Investment Management Co., Ltd. (the “Shanghai Pan Gu”), on December 17, 2013, in the Haidian District People’s Court of Beijing, China. The complaint alleges that the defendants breached a consulting agreement entered into on April 22, 2011 by and among Shanghai Pan Gu and the defendants. The complaint seeks a court order for liquidated damages in the amount of RMB0.56 million (equal to approximately US$92,100) under the consulting agreement. The Company denies all of the allegations against it and intends to defend vigorously against the lawsuit. The Company currently cannot estimate the amount or range of possible losses from this litigation.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Year Ended December 31, 2013

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	20,672	6,801	251	2,569	-	-	30,293
Cost of sales	8,643	6,463	1	1,456	-	-	16,563
Total operating expenses	8,452	1,216	192	1,078	1,322 *	-	12,260
Depreciation and amortization expense included in total operating expenses	1,024	42	192	217	142	-	1,617
Operating income (loss)	3,577	(878)	58	35	(1,322)	-	1,470

Loss on disposal of subsidiaries	-	-	-	(543)	-	-	(543)
Loss on disposal of intangible asset	-	-	-	(315)	-	-	(315)
Share of losses in equity investment affiliates	-	-	-	(143)	(40)	-	(183)
Expenditure for long-term assets	2,486	-	-	2	11	-	2,499
Net income (loss)	2,638	(881)	57	(899)	(1,198)	-	(283)
Total assets – December 31, 2013	51,324	17,022	420	4,524	7,065	(23,521)	56,834

*Including approximately US$125,000 share-based compensation expenses.

Year Ended December 31, 2012

	Internet Ad.	TV Ad.	Bank Kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	21,366	20,682	282	4,498	40	(268)	46,600
Cost of sales	9,790	20,450	18	1,528	-	(228)	31,558
Total operating expenses	7,005	338	210	1,205	1,774 *	-	10,532
Depreciation and amortization expense included in total operating expenses	1,053	60	210	215	99	-	1,637
Operating income (loss)	4,571	(106)	54	1,765	(1,734)	(40)	4,510
Changes in fair value of contingent consideration receivables	(160)	-	-	-	-	-	(160)
Share of losses in equity investment affiliates	-	-	-	(340)	(109)	-	(449)
Expenditure for long-term assets	306	8	-	-	-	-	314
Net income (loss)	4,181	(64)	54	982	(1,705)	(40)	3,408
Total assets – December 31, 2012	38,215	16,628	596	8,965	15,338	(22,824)	56,918

*Including approximately US$48,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

26.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2013	2012
	US$(’000)	US$(’000)

Net loss/income attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$(234)	$2,996

Weighted average number of common shares outstanding – Basic	22,284,485	22,185,556
Effect of diluted securities:
Warrants and options	-	-
Weighted average number of common shares outstanding – Diluted	22,284,485	22,185,556

Loss/earnings per share-Basic	$(0.01)	$0.14
Loss/earnings per share-Diluted	$(0.01)	$0.14

For the year ended December 31, 2013, the diluted loss per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

For the year ended December 31, 2012, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,772,161 and 939,440 shares of common stock, respectively, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

27.	Share-based compensation expenses

On July 5, 2013, the Company granted 150,000 shares of the Company’s restricted common stock to a technical service provider, in relation to its service provided to the Company. These shares were valued at US$0.55 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized for the year ended December 31, 2013 was US$82,500.

On January 1, 2012, the Company granted 80,000 shares of the Company’s restricted common stock to an investor relations service provider, in relation to its service provided to the Company for a 24-month period. These shares were valued at US$1.05 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the years ended December 31, 2013 and 2012 was both US$42,000.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Options issued and outstanding at December 31, 2013 and their movements for the two years then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2011	939,440	9.51	$1.42	939,440	9.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2012	939,440	8.51	$1.42	939,440	8.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2013	939,440	7.51	$1.42	939,440	7.51	$1.42

The aggregate unrecognized share-based compensation expenses as of December 31, 2013 and 2012 is approximately US$nil and US$42,000, respectively.

28.	Subsequent event

In the first quarter of 2014, the Company made payment for software system development in accordance with the contract entered into before the balance sheet date as disclosed in Note 24.

The Company entered into resources purchase framework agreements with each of two major internet resources suppliers of the Company, pursuant to which the Company agreed to purchase Internet resources from each supplier of RMB35 million (approximately US$5.7 million) and RMB180 million (approximately US$29.4 million), respectively, for a one-year period commencing on January 1, 2014 and April 1, 2014, respectively. The Company made an aggregate of approximately RMB11 million (approximately US$1.8 million) deposit pursuant to these agreements in February 2014 and April 2014.

In mid-April 2014, the Company incorporated two majority-owned entities, which were Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”) and Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) with two individuals who were not affiliated with the Company, respectively. In mid-May 2014, the Company acquired the noncontrolling interests in these two entities and became the sole shareholder of these subsidiaries. In May 2014, the Company incorporated a wholly-owned subsidiary, Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”). Beijing Chuang Shi Xin Qi, Beijing Hong Da Shi Xing and Beijing Shi Ji Cheng Yuan are all dormant since incorporation.

Business Opportunity Online has been named as a defendant in another civil lawsuit filed in the PRC. The action was filed by Haifeng Wang in the Haidian District People’s Court, Beijing, PRC, on April 29, 2014. The complaint alleges that the plaintiff neither attended any shareholders meeting in respect of the transfer of the plaintiff’s investment in Business Opportunity Online to another party, nor executed any written shareholders resolutions approving such transfer. The complaint seeks a court order to declare such shareholders resolutions null and void. The Company denies all of the allegations against it and intends to defend vigorously against the lawsuit. The Company currently cannot estimate the amount or range of possible losses from this litigation.