Form 10-K/A
period 2013-12-31
ChinaNet Online Holdings, Inc.
filed 2014-06-17
CIK 1376321

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the annual report on Form 10-K of ChinaNet Online Holdings, Inc. (the “Company”) for the year ended December 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on June 16, 2014 (the “Original Filing Date”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. The Exhibit 101, which was intended to be furnished with the Form 10-K, was determined to contain validation errors, which resulted in such exhibit not being accepted with the filing of the Form 10-K. This Amendment corrects those validation errors and furnishes the Exhibit 101. Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

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

14	Code of Ethics (6)

21.1	Subsidiaries of the Registrant

23.1	Consent of Marcum Bernstein & Pinchuk LLP

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2010.

(8)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(9)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on May 11, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 16, 2011.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on September 11, 2012.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: June 17, 2014	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 17, 2014	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: June 17, 2014	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: June 17, 2014	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: June 17, 2014	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: June 17, 2014	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director