Form 10-Q
period 2014-03-31
ChinaNet Online Holdings, Inc.
filed 2014-07-17
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of July 17, 2014 the registrant had 22,376,540 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2014	December 31, 2013
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,660	$3,442
Term deposit	3,439	3,467
Accounts receivable, net	7,094	7,673
Other receivables, net	3,870	4,299
Prepayment and deposit to suppliers	16,647	14,692
Due from related parties	381	502
Other current assets	104	27
Deferred tax assets-current	155	153
Total current assets	33,350	34,255

Investment in and advance to equity investment affiliates	824	845
Property and equipment, net	965	1,057
Intangible assets, net	5,703	6,015
Deposit and prepayment for purchasing of software technology	3,277	2,453
Goodwill	11,356	11,450
Deferred tax assets-non current	825	759
Total Assets	$56,300	$56,834

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$811	$818
Accounts payable *	584	421
Advances from customers *	1,120	995
Accrued payroll and other accruals *	637	676
Due to noncontrolling interest of VIE *	195	-
Taxes payable *	7,123	7,029
Other payables *	322	288
Total current liabilities	10,792	10,227

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	March 31, 2014	December 31, 2013
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,371	1,439
Long-term borrowing from director	142	143
Total Liabilities	12,305	11,809

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,376,540 shares at March 31, 2014 and December 31, 2013)	22	22
Additional paid-in capital	19,878	19,870
Statutory reserves	2,602	2,602
Retained earnings	18,297	18,965
Accumulated other comprehensive income	3,364	3,689
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	44,163	45,148

Noncontrolling interests	(168)	(123)
Total equity	43,995	45,025

Total Liabilities and Equity	$56,300	$56,834

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$5,182	$6,990
From related parties	1	59
	5,183	7,049
Cost of sales	3,822	4,467
Gross margin	1,361	2,582

Operating expenses
Selling expenses	589	788
General and administrative expenses	987	1,402
Research and development expenses	450	449
	2,026	2,639

Loss from operations	(665)	(57)

Other income (expenses)
Interest income	31	32
Interest expense	(16)	-
Other expenses	(1)	(1)
	14	31
Loss before income tax expense, equity method investments and noncontrolling interests	(651)	(26)
Income tax (expense)/benefit	(48)	86
(Loss)/income before equity method investments and noncontrolling interests	(699)	60
Share of losses in equity investment affiliates	(15)	(71)
Net loss	(714)	(11)
Net loss attributable to noncontrolling interests	46	41
Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	(668)	30

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME（CONTINUED）
(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2014	2013
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net loss	(714)	(11)
Foreign currency translation (loss)/gain	(324)	215
Comprehensive (loss)/income	$(1,038)	$204
Comprehensive loss attributable to noncontrolling interests	45	38
Comprehensive (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(993)	$242

(Loss)/earnings per share
(Loss)/earnings per common share
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Weighted average number of common shares outstanding:
Basic	22,376,540	22,186,540
Diluted	22,376,540	22,186,540

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2014	2013
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(714)	$(11)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	360	418
Share-based compensation expenses	8	11
Allowances for doubtful debts	-	260
Share of losses in equity investment affiliates	15	71
Deferred taxes	(132)	(185)
Changes in operating assets and liabilities
Accounts receivable	520	(1,297)
Other receivables	152	(8)
Prepayment and deposit to suppliers	(2,089)	(406)
Due from related parties	118	(49)
Other current assets	(78)	(2)
Accounts payable	168	105
Advances from customers	134	564
Accrued payroll and other accruals	(36)	(29)
Other payables	71	-
Taxes payable	152	127
Net cash used in operating activities	(1,351)	(431)

Cash flows from investing activities
Purchases of vehicles and office equipment	(13)	(11)
Payment for acquisition of VIEs	-	(1,272)
Repayment of short-term loan from unrelated entities	250	-
Prepayment for purchasing of software technology	(850)	-
Net cash used in investing activities	(613)	(1,283)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Short-term loan from noncontrolling interest of VIE	197	-
Net cash provided by financing activities	197	-

Effect of exchange rate fluctuation on cash and cash equivalents	(15)	23

Net decrease in cash and cash equivalents	(1,782)	(1,691)

Cash and cash equivalents at beginning of the period	3,442	5,483
Cash and cash equivalents at end of the period	$1,660	$3,792

Supplemental disclosure of cash flow information

Income taxes paid	$1	$4
Interest expense paid	$16	$-

Non-cash transactions:
Restricted stock and options granted for future service	$25	$32

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing, communication and brand management and sales channel building services to small and medium companies (“SMEs”) in China.

The Company’s wholly owned subsidiary, China Net BVI was incorporated in the British Virgin Islands. China Net BVI is the parent holding company of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established and is the parent company of Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the PRC (“Rise King WFOE”).

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Through a series of contractual agreements between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) and Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”), the Company, through the WFOE, secures significant rights to influence the three companies’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the three companies.

The Company’s VIE, Business Opportunity Online is a 51% shareholder of Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), the sole shareholder of Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), the sole shareholder of Quanzhou City Zhilang Network Technology Co., Ltd (“Quanzhou Zhi Lang”), and a 23.18% shareholder of Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Business Opportunity Online Hubei is the sole shareholder of Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), the sole shareholder of Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”), the sole shareholder of Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd. (“Sou Yi Lian Mei”), and a 25.5% shareholder of Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Sou Yi Lian Mei is the sole shareholder of Jin Du Ya He (Beijing) Network Technology Co., Ltd. (“Jin Du Ya He”).

2.	Variable interest entities

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,499	$3,326
Term deposit	3,439	3,467
Accounts receivable, net	7,015	7,637
Other receivables, net	3,252	3,416
Prepayment and deposit to suppliers	16,645	14,690
Due from related parties	172	174
Other current assets	80	27
Deferred tax assets-current	120	118
Total current assets	32,222	32,855

Investment in and advance to equity investment affiliates	780	801
Property and equipment, net	837	918
Intangible assets, net	5,703	6,013
Deposit and prepayment for purchasing of software technology	3,277	2,453
Goodwill	11,356	11,450
Deferred tax assets-non current	550	482
Total Assets	$54,725	$54,972

Liabilities
Current liabilities:
Short-term bank loan	$811	$818
Accounts payable	584	421
Advances from customers	1,120	995
Accrued payroll and other accruals	368	279
Due to Control Group	11	11
Due to noncontrolling interest of VIE	195	-
Taxes payable	6,638	6,542
Other payables	230	142
Total current liabilities	9,957	9,208

Deferred tax Liabilities-non current	1,371	1,439
Total Liabilities	$11,328	$10,647

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the three months ended March 31, 2014, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$5,099,000, cost of sales of approximately US$3,822,000, operating expenses of approximately US$1,612,000 and net loss before allocation to noncontrolling interests of approximately US$385,000.

For the three months ended March 31, 2013, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive income includes sales of approximately US$6,950,000, cost of sales of approximately US$4,467,000, operating expenses of approximately US$2,090,000 and net income before allocation to noncontrolling interests of approximately US$400,000.

3.	Summary of significant accounting policies

a)	Basis of presentation

The interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim consolidated financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC (the “2013 Form 10-K”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations for the three months ended March 31, 2014 and 2013, and its consolidated cash flows for the three months ended March 31, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

d)	Foreign currency translation

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2014	December 31, 2013

Balance sheet items, except for equity accounts	6.1644	6.1140

	Three Months Ended March 31,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1199	6.2858

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of operations and comprehensive (loss)/income. For the three months ended March 31, 2014 and 2013, advertising expenses for the Company’s own brand building were approximately US$31,000 and US$24,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2014 and 2013 were approximately US$450,000 and US$449,000, respectively.

g)	Recent accounting standards

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Term deposit

Term deposit as of March 31, 2014 and December 31, 2013 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution of China, which management believes is of high credit quality. The interest rate of the term deposit is 3.3% per annual and the term deposit matured on July 5, 2014 and was extended to July 7, 2015.

5.	Accounts receivable, net

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	12,733	13,358
Allowance for doubtful accounts	(5,639)	(5,685)
Accounts receivable, net	7,094	7,673

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2014, the Company provided approximately US$5,639,000 allowance for doubtful accounts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the three months ended March 31, 2014, no additional allowance for doubtful debts was provided.

6.	Other receivables, net

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	1,460	1,636
Receivables on disposal of subsidiaries	1,598	1,611
Short-term loans to unrelated entities	540	790
Term deposit interest receivable	85	57
Receivable on disposal of fixed assets	97	98
Staff advances for normal business purpose	90	107
Overdue deposits	960	968
Allowance for doubtful debts	(960)	(968)
Other receivables, net	3,870	4,299

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Short-term loan made for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$4,056,000) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” By participating in this TV series, the Company’s logo is shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. In accordance with an agreement between the Company and the borrower, the Company extended the term of this loan from December 31, 2013 to December 31, 2014. For the three months ended March 31, 2014 and the subsequent period through the date that the financial statements are issued, the borrower repaid RMB1,000,000 (approximately US$162,000) and RMB4,710,000 (approximately US$764,000) of this debt, respectively. The Company will continue to assess the collectability of this loan. If an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

Receivables on disposal of subsidiaries represent the cash consideration to be received from the successors of shareholders of the Company’s two former VIEs, which were disposed in November 2013. In accordance with the agreements entered into between the Company and the counterparties, the Company has subsequently collected RMB2,550,000 (approximately US$414,000) of this receivable in the aggregate in April 2014, and the remaining balance will be collected within fiscal 2014.

Short-term loans to unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

For advertising resources purchase contracts signed by the Company with its resource providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of March 31, 2014 and December 31, 2013, full allowance for doubtful debts was provided against these balances, which was related to the deposits of its internet advertising and TV advertising business segment.

7.	Prepayments and deposit to suppliers

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to TV advertisement and internet resources providers	8,977	8,907
Prepayments to TV advertisement and internet resources providers	7,264	5,292
Other deposits and prepayments	406	493
	16,647	14,692

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2014, the deposits to suppliers primarily consisted of deposit to an agent of one of the provincial satellite TV stations partnered with the Company. The Company has partnered with this TV station to broadcast its advertisements for over three years. According to the contract signed between the Company and this agent for the time slots to be resold in fiscal 2014, the deposit will be either applied to the contract amounts of time slots cost that are needed to be paid with the consent of the counterparty or transferred as contractual deposit for fiscal 2015 upon renewal of the purchase contact. Although the Restriction Notice has had and may continue to have a negative impact on the Company’s TV advertising business with this TV station, the Company believes that the cooperation with this TV station will continue and expand with the efforts of development of new form of TV advertising programs and non-TV shopping advertising customers. All deposits are refundable to the Company upon expiration of cooperation with suppliers.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

As of March 31, 2014, the Company also had advanced payment carried forward from prior years paid to another TV station which has been partnered with the Company for over five years, which amount the Company originally expected to be utilized in fiscal 2013. However, the Company became aware of that since the second half year of 2013, this TV station had decreased its broadcasting of TV shopping infomercials and adjusted their broadcasting schedule due to the adoption of the Restriction Notice. In response to the restrictions on TV advertisement set forth in the Restriction Notice, the Company discussed with the TV station possible alternatives of applying the balance of the advanced payment, as the amount was unlikely to be refunded to the Company, due to internal administrative policies of the TV station. The TV station and the Company agreed that the unconsumed advanced payment balance can be consumed by any third parties designated by the Company and approved by the TV station, who will broadcast advertisements or other similar TV programs using the balance of available time slots, and the Company will directly collect the amounts from the third parties for the time slots they utilized. The Company expects that the advanced payment balance will be utilized within fiscal 2014. As of the date hereof, the Company has utilized RMB4.2 million (approximately US$0.68 million) of this advanced payment through an unrelated third party.

For the purchasing of internet resources and TV advertising slots from its suppliers, as of March 31, 2014, the increase of the prepayments primarily consisted of an approximately US$1.1 million prepayment to one of the Company’s major internet resources suppliers and an approximately US$0.6 million prepayment to one of the TV stations that provides TV advertising slots to the Company, as compared to that as of December 31, 2013.

8.	Due from related parties

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	-	36
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	212	295
Beijing Telijie Century Environmental Technology Co., Ltd.	169	171
	381	502

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Investment in and advance to equity investment affiliates

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	740	760
Advance to equity investment affiliates	84	85
	824	845

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the three months ended March 31, 2014:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2013 (audited)	466	379	845
Share of losses in equity investment affiliates	(2)	(13)	(15)
Exchange translation adjustment	(3)	(3)	(6)
Balance as of March 31, 2014 (unaudited)	461	363	824

For the three months ended March 31, 2014 and 2013, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$2,000 and US$26,000, respectively.

For the three months ended March 31, 2014 and 2013, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$13,000 and US$45,000, respectively.

10.	Property and equipment, net

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	858	865
Office equipment	1,434	1,433
Electronic devices	1,234	1,245
Property and equipment, cost	3,526	3,543
Less: accumulated depreciation	(2,561)	(2,486)
Property and equipment, net	965	1,057

Depreciation expenses in the aggregate for the three months ended March 31, 2014 and 2013 were approximately US$96,000 and $155,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Intangible assets, net

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,567	1,580
Intangible assets subject to amortization:
Contract backlog	201	203
Customer relationship	3,519	3,548
Non-compete agreements	1,392	1,403
Software technologies	332	335
Cloud-computing based software platforms	1,506	1,518
Other computer software	77	78
Intangible assets, cost	8,594	8,665
Less: accumulated amortization	(2,891)	(2,650)
Intangible assets, net	5,703	6,015

Amortization expenses in aggregate for the three months ended March 31, 2014 and 2013 were approximately US$264,000 and US$263,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of March 31, 2014, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$785,000 for the nine months ended December 31, 2014, approximately US$1,047,000 for the year ended December 31, 2015, approximately US$1,006,000 for the year ended December 31, 2016, approximately US$508,000 for the year ended December 31, 2017 and approximately US$310,000 for the year ended December 31, 2018.

12.	Deposit and prepayment for purchasing of software technology

For further development of comprehensive value-added services to its customers, which are mostly SMEs, the Company made a deposit to an unrelated technical consulting entity of RMB15 million (approximately US$2.43 million) for the purchasing of software technology related to operation management applications for SMEs. As of the date hereof, the Company is trial testing these software applications, and is in the process of negotiations and determination of the transaction details. The Company expects to consummate the transaction in 2014.

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.11 million). The Company paid the first installment of RMB5.2 million (approximately US$0.84 million) during the three months ended March 31, 2014. The transaction as contemplated under the contract is expected to be consummated in 2014.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2013 (audited)	11,450
Exchange translation adjustment	(94)
Balance as of March 31, 2014 (unaudited)	11,356

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Short-term bank loan

Short-term bank loan as of March 31, 2014 and December 31, 2013 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.8 million) borrowed by one of the Company’s VIEs from a major financial institution of China to supplement its short-term working capital needs. The interest rate of the short-term bank loan is a floating lending rate, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”). As of March 31, 2014 and December 31, 2013, the interest rate of the short-term loan was both 7.8%. The short-term bank loan will mature on July 31, 2014.

15.	Accrued payroll and other accruals

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	468	382
Accrued operating expenses	169	294
	637	676

16.	Due to noncontrolling interest of VIE

As of March 31, 2014, due to noncontrolling interest of VIE represented a short-term loan borrowed by one of the Company’s VIEs from its noncontrolling interest to supplement the short-term working capital needs of this VIE. The short-term loan is unsecured, interest free and is payable on demand.

17.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the three months ended March 31, 2014, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the three months ended March 31, 2014 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●
Rise King WFOE was a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption for fiscal 2009 and 2010, and a 50% reduction of its applicable EIT rate, which was 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2013. The applicable income tax rate for Rise King WFOE is 25% after fiscal 2013. Therefore, for the three months ended March 31, 2014 and 2013, the applicable income tax rate for Rise King WFOE was 25% and 12.5%, respectively.

●
In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014.  Therefore, for the three months ended March 31, 2014 and 2013, the applicable income tax rate of Business Opportunity Online was both 15%. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company believes that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014.

●
Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was 12.5% for the three months ended March 31, 2014. For the three months ended March 31, 2013, the applicable income tax rate of Business Opportunity Online Hubei was nil%, which was subsequently adjusted to 12.5% in the second fiscal quarter of 2013 upon the determination of the first profitable year as fiscal 2011 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for the three months ended March 31, 2014 and 2013.

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

For the three months ended March 31, 2014 and 2013, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate in. Business Opportunity Online, Business Opportunity Online Hubei and Rise King WFOE were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiary and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the three months ended March 31, 2014 and 2013, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2014 and December 31, 2013, taxes payable consists of:

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	2,297	2,343
Enterprise income tax payable	4,826	4,686
	7,123	7,029

For the three months ended March 31, 2014 and 2013, the Company’s income tax (expense)/benefit consisted of:

	Three Months Ended March 31,
	2014	2013
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	(180)	(99)
Deferred-PRC	132	185
	(48)	86

The Company’s deferred tax liabilities at March 31, 2014 and changes for the three months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2013 (audited)	1,439
Reversal during the period	(56)
Exchange translation adjustment	(12)
Balance as of March 31, 2014 (unaudited)	1,371

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in 2011. Reversal for the three months ended March 31, 2014 of approximately US$56,000 was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	4,210	3,899
Bad debts provision	1,581	1,594
Valuation allowance	(4,811)	(4,581)
	980	912

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	155	153
Deferred tax assets reclassified as non-current asset	825	759
	980	912

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$6,871,000 and US$6,840,000 at March 31, 2014 and December 31, 2013, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2034. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$8,936,000 and US$7,253,000 at March 31, 2014 and December 31, 2013, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2019. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$239,000 and US$nil valuation allowance for the three months ended March 31, 2014 and 2013, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

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

18.	Long-term borrowing from director

	March 31, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	142	143

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

19.	Warrants

The Company issued warrants in its August 2009 Financing. Warrants issued and outstanding at March 31, 2014 and changes during the three months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2013 (audited)	2,363,456	$3.52	0.63	2,363,456	$3.52	0.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2014 (unaudited)	2,363,456	$3.52	0.39	2,363,456	$3.52	0.39

All unexpired warrants are exercisable and will expire on August 20, 2014.

20.	Restricted net assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2014 and December 31, 2013, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was both approximately US$7.3 million.

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

As of March 31, 2014 and December 31, 2013, there was approximately US$38.3 million and US$39.3 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million statutory reserve funds as of March 31, 2014 and December 31, 2013, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.3 million restricted net assets as of March 31, 2014 and December 31, 2013, as discussed above.

21.	Related party transactions

Revenue from related parties:

	Three Months Ended March 31,
	2014	2013
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	-	44
-Beijing Fengshangyinli Technology Co., Ltd.	1	2
-Beijing Telijie Century Environmental Technology Co., Ltd.	-	13
	1	59

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$129,000 and US$120,000 for the three months ended March 31, 2014 and 2013, respectively.

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of March 31, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, which management believes are of high credit quality.

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

Concentration of customers

For the three months ended March 31, 2014, one customer accounted for 23% of the Company’s sales. For the three months ended March 31, 2013, one customer accounted for 10% of the Company’s sales. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, three customers accounted for 13%, 13% and 11% of the Company’s accounts receivables, individually. As of December 31, 2013, the same three customers individually accounted for 13%, 12% and 10% of the Company’s accounts receivables, respectively. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2014 and December 31, 2013, respectively.

Concentration of suppliers

For the three months ended March 31, 2014, two suppliers individually accounted for 47% and 29% of the Company’s cost of sales, respectively. For the three months ended March 31, 2013, two suppliers individually accounted for 47% and 24% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended March 31, 2014 and 2013, respectively.

24.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of March 31, 2014:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Office Rental
US$(’000)
(Unaudited)
Nine months ending December 31,
-2014	311
Year ending December 31,
-2015	343
-2016	83
Total	737

For the three months ended March 31, 2014 and 2013, rental expenses under operating leases were approximately US$144,000 and US$137,000, respectively.

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.11 million) and the first installment of RMB5.2 million (approximately US$0.84 million) was paid in the first fiscal quarter of 2014. The transaction as contemplated under the contract is expected to be consummated in 2014 and the remaining unpaid contract amount is expected to be paid in 2014.

Legal Proceedings

Business Opportunity Online, Handong Cheng, Chairman and CEO of the Company, and Jinbo Yao, Legal Representative of Beijing 58 Information Technology Co., Ltd. (the “Beijing 58”) have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Xuanfu Liu, an approximate 34% shareholder of the Company, on October 19, 2013, in the Xiaogan City Xiaonan District People’s Court in Hubei Province, China. The complaint alleges that Mr. Cheng abused operation and management rights and that Mr. Cheng’s disposition of equity interests that Business Opportunity Online held in Beijing 58 (the “Equity Interests”), without the consent of the plaintiff, was an act of infringement and in violation of the articles of association of Business Opportunity Online and Chinese corporate law. The complaint seeks a court order to declare the contract allegedly entered into by and between Mr. Cheng, on behalf of Business Opportunity Online, and Mr. Yao, null and void. The Company denied all of the allegations against the Company and intends to defend vigorously against the lawsuit. During the course of the civil litigation, Jinbo Yao, the defendant, filed an objection to remove this case from the Xiaogan City Xiaonan District People’s Court to a Beijing court.  Xiaogan City Xiaonan District People’s Court denied the defendant’s objection to remove the case.  Jinbo Yao then filed an appeal of that decision to the Intermediate People’s Court of Xiaogan.  On March 10, 2014, the Intermediate People’s Court of Xiaogan rendered a final ruling holding that the dispute shall be transferred and heard by the Haidian District People’s Court of Beijing. Business Opportunity Online is awaiting a hearing date from the Haidian District People’s Court of Beijing. The Company currently cannot estimate the amount or range of possible losses from this litigation.

Rise King WFOE, Handong Cheng, Zhige Zhang, CFO of the Company and Xuanfu Liu, have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Shanghai Pan Gu Investment Management Co., Ltd. (the “Shanghai Pan Gu”), on December 17, 2013, in the Haidian District People’s Court of Beijing, China. The complaint alleges that the defendants breached a consulting agreement entered into on April 22, 2011 by and among Shanghai Pan Gu and the defendants. The complaint seeks a court order for liquidated damages in the amount of RMB0.56 million (equal to approximately US$92,100) under the consulting agreement. The Company denies all of the allegations against it and intends to defend vigorously against the lawsuit. The Company currently cannot estimate the amount or range of possible losses from this litigation.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	3,580	1,182	71	350	-	-	5,183
Cost of sales	2,542	1,095	-	185	-	-	3,822
Total operating expenses	1,525	94	31	140	236 *	-	2,026
Depreciation and amortization expense included in total operating expenses	247	11	31	50	21	-	360
Operating income (loss)	(487)	(7)	40	25	(236)	-	(665)

Share of losses in equity investment affiliates	-	-	-	(13)	(2)	-	(15)
Expenditure for long-term assets	850	-	-	1	12	-	863
Net income (loss)	(499)	(22)	40	5	(238)	-	(714)

Total assets – March 31, 2014	51,045	16,945	386	4,582	6,724	(23,382)	56,300
Total assets – December 31, 2013	51,324	17,022	420	4,524	7,065	(23,521)	56,834

*Including approximate US$8,400 share-based compensation expenses.

Three Months Ended March 31, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	3,811	2,638	69	531	-	-	7,049
Cost of sales	1,644	2,500	-	323	-	-	4,467
Total operating expenses	1,583	382	53	244	377 *	-	2,639
Depreciation and amortization expense included in total operating expenses	257	12	53	54	42	-	418
Operating income (loss)	584	(244)	16	(36)	(377)	-	(57)

Share of losses in equity investment affiliates	-	-	-	(45)	(26)	-	(71)
Expenditure for long-term assets	6	-	-	-	5	-	11
Net income (loss)	665	(259)	16	(72)	(361)	-	(11)

*Including approximate US$11,000 share-based compensation expenses.

26.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
	2014	2013
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Net (loss)/income attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$(668)	$30

Weighted average number of common shares outstanding - Basic	22,376,540	22,186,540
Effect of diluted securities:
Warrants and options	-	-
Weighted average number of common shares outstanding -Diluted	22,376,540	22,186,540

(Loss)/earnings per share-Basic	$(0.03)	$0.00
(Loss)/earnings per share-Diluted	$(0.03)	$0.00

For the three months ended March 31, 2014, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss during the period.

For the three months ended March 31, 2013, the diluted earnings per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

27.	Share-based compensation expenses

The Company renewed its engagement with MZHCI, LLP (“MZ-HCI”) to provide investor relations services for a twelve-month period commencing on January 1, 2014. As additional compensation, the Company granted 40,000 restricted shares of the Company’s common stock to MZ-HCI. These shares were valued at $0.84 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the services provided by MZ-HCI was US$8,400 and US$11,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Options issued and outstanding at March 31, 2014 and their movements during the three months then ended are as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2013 (audited)	939,440	7.51	$1.42	939,440	7.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2014 (unaudited)	939,440	7.26	$1.42	939,440	7.26	$1.42

The aggregate unrecognized share-based compensation expenses as of March 31, 2014 and 2013 is approximately US$25,000 and US$32,000, respectively.

28.	Subsequent event

The Company entered into a resources purchase framework agreement with one of its major internet resources suppliers, pursuant to which the Company agreed to purchase internet resources from this supplier of RMB180 million (approximately US$29.2 million) for a one-year period commencing on April 1, 2014. The Company made an approximately RMB10 million (approximately US$1.6 million) deposit under the agreement in April 2014.

In mid-April 2014, the Company incorporated two majority-owned entities, Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”) and Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), with two individuals who were not affiliated with the Company, respectively. In mid-May 2014, the Company acquired the noncontrolling interests in these two entities and, as such, became the sole shareholder of these subsidiaries. In May 2014, the Company incorporated a wholly-owned subsidiary, Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”). Beijing Chuang Shi Xin Qi, Beijing Hong Da Shi Xing and Beijing Shi Ji Cheng Yuan are all dormant since incorporation.

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

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, we consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of us and we are now a holding company, which, through certain contractual arrangements with operating entities in the PRC, is engaged in providing advertising, marketing, communication and brand management and sales channel building services to SMEs in China.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the SEC, and include the accounts of our Company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our interim consolidated financial statements, you should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our  2013 Form 10-K.

Recent Accounting Standards

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Three Months Ended March 31,
	2014	2013
	US$	US$
	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$5,182	$6,990
From related parties	1	59
	5,183	7,049
Cost of sales	3,822	4,467
Gross margin	1,361	2,582

Operating expenses
Selling expenses	589	788
General and administrative expenses	987	1,402
Research and development expenses	450	449
	2,026	2,639

Loss from operations	(665)	(57)

Other income (expenses)
Interest income	31	32
Interest expense	(16)	-
Other expenses	(1)	(1)
	14	31
Loss before income tax expense, equity method investments and noncontrolling interests	(651)	(26)
Income tax (expense)/benefit	(48)	86
(Loss)/income before equity method investments and noncontrolling interests	(699)	60
Share of losses in equity investment affiliates	(15)	(71)
Net loss	(714)	(11)
Net loss attributable to noncontrolling interests	46	41
Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	(668)	30

(Loss)/earnings per share
(Loss)/earnings per common share
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Weighted average number of common shares outstanding:
Basic	22,376,540	22,186,540
Diluted	22,376,540	22,186,540

Revenue

The following tables set forth a breakdown of our total revenue, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2014		2013
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement	$3,496	67.4%	$3,711	52.7%
Technical services	84	1.6%	100	1.4%
TV advertisement	1,182	22.8%	2,638	37.4%
Bank kiosks	71	1.4%	69	1.0%
Brand management and sales channel building	350	6.8%	531	7.5%
Total	$5,183	100%	$7,049	100%

Total Revenues: Our total revenues decreased to US$5.18 million for the three months ended March 31, 2014 from US$7.05 million for the three months ended March 31, 2013, representing a 26% decrease. This decrease is primarily due to the decrease in internet advertising and related technical service revenue and TV advertising revenue of approximately 6% and 55%, respectively, during the three months ended March 31, 2014 as compared to the same period of last year.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. We also derive revenue from the sale of advertising time purchased from different TV programs. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the three months ended March 31, 2014 and 2013, our service revenue from related parties in the aggregate was less than 1% of the total revenue we achieved for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net income/(loss) generated from each of our VIEs and subsidiaries for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	84	-	-	84
Business Opportunity Online and subsidiaries	5,027	1	-	5,028
Beijing CNET Online and subsidiaries	71	-	-	71
Total revenue	5,182	1	-	5,183

For the three months ended March 31, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	-	84
Business Opportunity Online and subsidiaries	3,822	1,206
Beijing CNET Online and subsidiaries	-	71
Total	3,822	1,361

For the three months ended March 31, 2014:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(298)
Business Opportunity Online and subsidiaries	(373)
Beijing CNET Online and subsidiaries	(10)
Shanghai Jing Yang	(2)
ChinaNet Online Holdings, Inc.	(31)
Total net loss before allocation to the noncontrolling interest	(714)

For the three months ended March 31, 2013:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	53	47	-	100
Business Opportunity Online and subsidiaries	4,127	12	-	4,139
Beijing CNET Online and subsidiaries	2,810	-	-	2,810
Total revenue	6,990	59	-	7,049

For the three months ended March 31, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	-	100
Business Opportunity Online and subsidiaries	2,026	2,113
Beijing CNET Online and subsidiaries	2,441	369
Total	4,467	2,582

For the three months ended March 31, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(275)
Business Opportunity Online and subsidiaries	663
Beijing CNET Online and subsidiaries	(262)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(136)
Total net loss before allocation to the noncontrolling interest	(11)

Management considers revenues generated from internet advertising and the related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●
Internet advertising revenues for the three months ended March 31, 2014 were approximately US$3.50 million as compared to US$3.71 million for the same period in 2013, representing a decrease of approximately 6%, which resulted from a decrease in number of customers during the period as compared to the same period of last year. The decrease in number of customers in the first fiscal quarter of 2014 was primarily due to that in the fourth fiscal quarter of 2013, one of the technical staff was detected from stole and intercepted our websites visitors’ message and information from our database for his own benefit, which damaged the effectiveness of our online advertising platform and its ability to satisfy the overall advertising effects expected by our clients for a certain time of period. As a result, the confidence of our customers to the effectiveness of our online advertising portals was also harmed. Management had taken immediate remedial measures once this incident was detected, including reassessing of our server security and monitoring processes, upgrading firewalls and security procedures, communicating and comforting our customers and increasing the cost on direct search engine marketing to regain and strengthen their confidence. Management believes that this is an infrequent event in our ordinary course of business and our sales performance will be able to gradually recover in further periods of the year.

●
Revenues generated from technical services offered by Rise King WFOE were US$0.08 million for the three months ended March 31, 2014 as compared to US$0.10 million for the same period in 2013. Due to unexpectedly economic difficulties and overall economic downturn in China from the second half of 2011, with no significant improvement afterwards, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly, majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded in as our internet advertising revenue discussed above. As there was no significant improvement in the overall economic in China for the past two years, our technical services revenue generated by Rise King WFOE was insignificant for both the three months ended March 31, 2014 and 2013.

●
Our TV advertising revenue decreased to US$1.18 million for the three months ended March 31, 2014 from US$2.64 million for the same period in 2013, representing a 55% decrease. We generated this US$1.18 million in TV advertising revenue by selling approximately 1,180 minutes of advertising time that we purchased from one provincial TV stations as compared with approximately 1,864 minutes we sold in the same period of 2013. The decrease in TV advertising revenue was primarily due to the adoption of a restrictions notice to TV shopping infomercials broadcasted in provincial satellite television station, issued by the State Administration of Press, Publication, Radio, Film and Television of the People’s Republic of China (the “SARFT”) in October 2013, which further restricts the contents, air time and duration of these infomercials. This restriction notice has had and may continue to have adverse impacts on the demands of our TV advertising service. In response to these restrictions, management plans to cooperate with the television stations to develop and produce new form of TV program which will replace TV shopping infomercials to help our client to raise their brand and product awareness, and to develop of non-TV shopping advertising customers. We will continue to monitor our customers’ needs of the TV advertising services and improve the profitability of this business segment in future periods.

●
For the three months ended March 31, 2014 and 2013, we earned both approximately US$0.07 million of revenue from the bank kiosk business segment. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is on expanding internet business. The kiosk business’ many details still need to be further analyzed and confirmed before allocating more capital to this business unit. Therefore, it was not a significant contributor to revenue for either the three months ended March 31, 2014 or 2013. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

●
For the three months ended March 31, 2014, we generated approximately US$0.35 million service revenue from our brand management and sales channel building segment as compared to US$0.53 million service revenue generated in the same period of 2013. Due to the estimated slow recovery of economy in 2014 and in consideration of the fact that our customers who had made large spending to use our services in previous years and intent to tighten their advertising budget, we do not expect growth in this business segment in 2014.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services.  The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2014			2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement	$3,496	$2,542	27%	$3,711	$1,644	56%
Technical service	84	-	100%	100	-	100%
TV advertisement	1,182	1,095	7%	2,638	2,500	5%
Bank kiosk	71	-	100%	69	-	100%
Brand management and sales channel building	350	185	47%	531	323	39%
Total	$5,183	$3,822	26%	$7,049	$4,467	37%

Cost of revenues: Our total cost of revenues decreased to US$3.82 million for the three months ended March 31, 2014 from US$4.47 million for the same period in 2013. This was primarily due to the decrease in costs associated with our TV advertisement business segment, which was in line with the decrease in our TV advertisement revenue as discussed above. Our cost of revenues related to the offering of our advertising and marketing services primarily consists of internet resources purchased from key search engines and other portal websites, TV advertisement time costs purchased from TV stations and direct labor cost associated with providing services.

●
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). Our purchasing of these internet resources in large volumes for ultimate use by our customers allowed us to negotiate discounts with our suppliers. The majority of the resources purchased were used by the internet advertising unit to attract more internet traffic to our advertising portals, assist our internet advertisement clients to obtain more diversified exposure and to generate more visits and sales leads to their advertisements and mini-sites placed on our portal websites. For the three months ended March 31, 2014 and 2013, our total cost of sales for internet advertising was US$2.54 million and US$1.64 million, respectively. The increase in our internet advertising cost was primarily due to (1) continuously increase in internet advertising resources cost at a rate of 5%-15% per annual due to the overall decrease in demands of TV advertising and other traditional advertising media and stronger bargaining power of key search engines in China; (2) intensified competition in the industry, which resulted in the increase in cost related to constantly improving the internet advertising effect for customer satisfaction; and (3) we increased the cost on direct search engine marketing during the period to regain and strengthen the confidence of our customers as a remedial measure to the incident incurred in the fourth fiscal quarter of 2013, which harmed the effectiveness of our online advertising platform, as discussed above. As a result, our gross profit ratio for internet advertising revenue decreased to 27% for the three months ended March 31, 2014 from 56% for the same period of last year.

●
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from provincial satellite TV stations in China and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$1.1 million and US$2.5 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in our total TV advertisement time cost was in line with the decrease in TV advertising revenue for the three months ended March 31, 2014 as compared to that in the same period of 2013, as discussed above. Gross margin of this business segment was 7% and 5% for the three months ended March 31, 2014 and 2013, respectively.

●	Cost recognized for Brand management and sales channel building business segment primarily consisted of director labor cost for providing these services to our customers.

Gross Profit

As a result of the foregoing, our gross profit was US$1.4 million for the three months ended March 31, 2014 as compared to US$2.6 million for the same period in 2013. Our overall gross margin decreased to 26% for the three months ended March 31, 2014 as compared with 37% for the same period in 2013. This decrease is a direct result of the decrease in the gross margin of our internet advertising segment to 27% from 56% for the same period of last year, which was primarily due to the decrease in sales and increase in the related cost of sales of this segment during the period, as discussed above. Our internet advertising revenue and the related technical service revenue in the aggregate accounted for approximately 69% of our total revenue for the three months ended March 31, 2014 as compared to 54% in the same period of 2013.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2014		2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$5,183	100%	$7,049	100%
Gross Profit	1,361	26%	2,582	37%
Selling expenses	589	11%	788	11%
General and administrative expenses	987	19%	1,402	20%
Research and development expenses	450	9%	449	6%
Total operating expenses	$2,026	39%	$2,639	37%

Operating Expenses:   Our operating expenses decreased to US$2.03 million for the three months ended March 31, 2014 from US$2.64 million for the same period of 2013.

●
Selling expenses: Selling expenses decreased to US$0.59 million for the three months ended March 31, 2014 from US$0.79 million for the same period of 2013. Our selling expenses primarily consist of advertising expenses for brand development that we pay to TV stations and other media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the three months ended March 31, 2014, the change in our selling expenses was primarily due to the following reasons: (1) the decrease in staff salary, bonus, employee related benefit expenses of approximately US$0.14 million resulted from decrease in sales performance during the period as compared with the same period of last year; (2) the decrease in general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.07 million due to the same reason discussed above; and (3) the slightly increase in our brand development advertising expenses for our advertising web portals of approximately US$0.01 million.

●
General and administrative expenses: General and administrative expenses decreased to US$0.99 million for the three months ended March 31, 2014 from US$1.40 million for the same period in 2013. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the three months ended March 31, 2014, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: salary and staff benefits, office supplies, travelling expenses and entertainment expenses of approximately US$0.13 million, due to the cost reduction plan executed by management; (2) the decrease in allowances for doubtful debts of approximately US$0.26 million; and (3) the decrease in professional service (such as: investor relations, legal, etc.) charges of approximately US$0.03 million, primarily due to decrease in the related services required from these parties as compared to the same period of last year.

●
Research and development expenses: Research and development expenses were US$0.45 million for both the three months ended March 31, 2014 and 2013. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$0.67 million and US$0.06 million for the three months ended March 31, 2014 and 2013, respectively.

Interest income: For the three months ended March 31, 2014 and 2013, interests income we earned was primarily contributed from the approximately US$3.4 million of term deposit we placed in one of the major financial institutions in the PRC.

Loss before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, we incurred a loss before income tax expense, equity method investment and noncontrolling interest of approximately US$0.65 million and US$0.03 million for the three months ended March 31, 2014 and 2013, respectively.

Income Tax (expenses)/benefit: We recognized a net income tax expense of approximately US$0.05 million and a net income tax benefit of approximately US$0.09 million and for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, current income tax expense was approximately US$0.18 million and US$0.10 million, respectively. The increase in the current income tax expense was primarily due to the increase in the effective income tax rates of Business Opportunity Online Hubei for the three months ended March 31, 2014. For the three months ended March 31, 2014, our income tax benefit was approximately US$0.13 million, of which approximately US$0.06 million was in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.07 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended March 31, 2013, our net income tax benefit was approximately US$0.19 million, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.13 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

 (Loss)/income before equity method investments and noncontrolling interests: As a result of the foregoing, for the three months ended March 31, 2014, our loss before equity method investments and noncontrolling interests was approximately US$0.70 million as compared to a income before equity method investments and noncontrolling interests of approximately US$0.06 million for the three months ended March 31, 2013.

Share of losses in equity investment affiliates: For the three months ended March 31, 2014 and 2013, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the three months ended March 31, 2014, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.002 million and US$0.013 million, respectively. For the three months ended March 31, 2013, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.026 million and US$0.045 million, respectively.

Net loss: As a result of the foregoing, our net loss incurred for the three months ended March 31, 2014 and 2013 was approximately US$0.71 million and US$0.01 million, respectively.

Loss attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In September 2013, we acquired the remaining 49% equity interest in Sheng Tian Hubei and Sheng Tian Hubei became a wholly-owned VIE of ours accordingly. For the three months ended March 31, 2014, the net losses allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.05 million. For the three months ended March 31, 2013 the aggregate net losses allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.04 million.

Net (loss)/income attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by the net loss attributable to the noncontrolling interest shareholders as discussed above yields the net (loss)/income attributable to ChinaNet Online Holdings, Inc. Our net loss attributable to ChinaNet Online Holdigs, Inc. was approximately US$0.67 million for the three months ended March 31, 2014 as compared to a net income attributable to ChinaNet Online Holdings, Inc. of approximately US$0.03 million for the three months ended March 31, 2013.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2014, we had cash and cash equivalents of approximately US$1.66 million and we also have approximately US$3.44 million of term deposit placed in one of the major financial institutions in China which will expire in July 2014.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advance payments to TV advertising slots and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies to enhance the functionality of the management tools provided by our advertising portals and our general network securities, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from operating activities we generated in prior years. Our existing cash is adequate to fund operations for the next 12 months.

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	Amounts in thousands of US dollars

Net cash used in operating activities	$(1,351)	$(431)
Net cash used in investing activities	(613)	(1,283)
Net cash provided by financing activities	197	-
Effect of foreign currency exchange rate changes on cash	(15)	23
Net decrease in cash and cash equivalents	$(1,782)	$(1,691)

Net cash used in operating activities:

For the three months ended March 31, 2014, our net cash used in operating activities of approximately US$1.35 million were primarily attributable to:

(1)
net loss excluding an approximately US$0.13 million net deferred income tax benefit, a US$0.38 million and non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates of approximately US$0.46 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided decreased by approximately US$0.64 million;

-	other receivable decreased by approximately US$0.15 million, primarily due to the partial collection of the marketing-related loan made for the production of the TV series “Xiao Zhan Feng Yun”;

-	accounts payable increased by approximately US$0.17 million;

-	advances from customers increased by approximately US$0.13 million;

-	other payable increased by approximately US$0.07 million; and

-	taxes payable increased by approximately US$0.15 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	prepayment to suppliers increased by approximately US$2.09 million for the purchasing of internet resources and TV advertising slots; and

-	aggregate of increase in other current assets and decease in other current liabilities of approximately US$0.11 million.

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

Net cash used in investing activities:

For the three months ended March 31, 2014, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.01 million for purchasing of general office equipments; (2) we prepaid approximately US$0.85 million for the develop of software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of our network system; and (3) we collected approximately US$0.25 million of short-term loan that we lent to an unrelated entity in last year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.61 million for the three months ended March 31, 2014.

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

Net cash provided by financing activities:

For the three months ended March 31, 2014, we borrowed approximately US$0.20 million from the noncontrolling interest of one of our VIEs to supplement the short-term working capital needs of this VIE.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of March 31, 2014 and December 31, 2013, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was both approximately US$7.3 million.

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

As of March 31, 2014 and December 31, 2013, there were approximately US$38.3 million and US$39.3 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million statutory reserve funds as of March 31, 2014 and December 31, 2013, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.3 million restricted net assets as of March 31, 2014 and December 31, 2013, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the fiscal quarter ended March 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2014, due to our inability to timely file our periodic reports with the SEC. The fact that we failed to maintain a well-established contingency plan to promptly react to the absence of a primary member of management responsible for the organization, coordination and supervision of our external reporting processes was a major reason that resulted in the delinquency in filing of this quarterly report.

Changes in Internal Control over Financial Reporting

Other than the disclosure contained in the Evaluation of Disclosure Controls and Procedures discussed above, there was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings other than the following:

Business Opportunity Online, Handong Cheng, Chairman and CEO of our Company, and Jinbo Yao, Legal Representative of Beijing 58 Information Technology Co., Ltd. (the “Beijing 58”) have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Xuanfu Liu, an approximate 34% shareholder of the Company, on October 19, 2013, in the Xiaogan City Xiaonan District People’s Court in Hubei Province, China. The complaint alleges that Mr. Cheng abused operation and management rights and that Mr. Cheng’s disposition of equity interests that Business Opportunity Online held in Beijing 58 (the “Equity Interests”), without the consent of the plaintiff, was an act of infringement and in violation of the articles of association of Business Opportunity Online and Chinese corporate law. The complaint seeks a court order to declare the contract allegedly entered into by and between Mr. Cheng, on behalf of Business Opportunity Online, and Mr. Yao, null and void. We deny all of the allegations against the Company and intend to defend vigorously against the lawsuit. During the course of the civil litigation, Jinbo Yao, the defendant, filed an objection to remove this case from the Xiaogan City Xiaonan District People’s Court to a Beijing court.  Xiaogan City Xiaonan District People’s Court denied the defendant’s objection to remove the case.  Jinbo Yao then filed an appeal of that decision to the Intermediate People’s Court of Xiaogan.  On March 10, 2014, the Intermediate People’s Court of Xiaogan rendered a final ruling holding that the dispute shall be transferred and heard by the Haidian District People’s Court of Beijing. Business Opportunity Online is awaiting a hearing date from the Haidian District People’s Court of Beijing.

Rise King WFOE, Handong Cheng, Zhige Zhang, our CFO and Xuanfu Liu have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Shanghai Pan Gu Investment Management Co., Ltd. (the “Shanghai Pan Gu”), on December 17, 2013, in the Haidian District People’s Court of Beijing, China. The complaint alleges that the defendants breached a consulting agreement entered into on April 22, 2011 by and among Shanghai Pan Gu and the defendants. The complaint seeks a court order for liquidated damages in the amount of RMB0.56 million (equal to approximately US$92,100) under the consulting agreement. The Company denies all of the allegations against it and intends to defend vigorously against the lawsuit.

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

CHINANET ONLINE HOLDINGS, INC.

Date: July 17, 2014	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)