Form 10-Q
period 2014-06-30
ChinaNet Online Holdings, Inc.
filed 2014-08-19
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 19, 2014 the registrant had 22,416,540 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2014	December 31, 2013
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,723	$3,442
Term deposit	3,443	3,467
Accounts receivable, net	5,169	7,673
Other receivables, net	2,603	4,299
Prepayment and deposit to suppliers	18,041	14,692
Due from related parties	412	502
Other current assets	88	27
Deferred tax assets-current	168	153
Total current assets	32,647	34,255

Investment in and advance to equity investment affiliates	781	845
Property and equipment, net	875	1,057
Intangible assets, net	5,447	6,015
Deposit and prepayment for purchasing of software technology	3,281	2,453
Goodwill	11,368	11,450
Deferred tax assets-non current	881	759
Total Assets	$55,280	$56,834

Liabilities and Equity
Current liabilities:
Short term bank loan *	$812	$818
Accounts payable *	412	421
Advances from customers *	1,012	995
Accrued payroll and other accruals *	523	676
Due to noncontrolling interest of VIE *	715	-
Taxes payable *	7,152	7,029
Other payables *	526	288
Total current liabilities	11,152	10,227

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	June 30, 2014	December 31, 2013
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,317	1,439
Long-term borrowing from director	142	143
Total Liabilities	12,611	11,809

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,376,540 shares at June 30, 2014 and December 31, 2013)	22	22
Additional paid-in capital	19,887	19,870
Statutory reserves	2,602	2,602
Retained earnings	16,966	18,965
Accumulated other comprehensive income	3,407	3,689
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	42,884	45,148

Noncontrolling interests	(215)	(123)
Total equity	42,669	45,025

Total Liabilities and Equity	$55,280	$56,834

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$15,361	$15,767	$10,179	$8,777
From related parties	183	174	182	115
	15,544	15,941	10,361	8,892
Cost of sales	12,487	9,757	8,665	5,290
Gross margin	3,057	6,184	1,696	3,602

Operating expenses
Selling expenses	2,095	1,390	1,506	602
General and administrative expenses	2,009	3,146	1,022	1,744
Research and development expenses	892	912	442	463
	4,996	5,448	2,970	2,809

(Loss)/income from operations	(1,939)	736	(1,274)	793

Other income (expenses)
Interest income	60	64	29	32
Interest expense	(32)	-	(16)	-
Other expenses	(3)	(2)	(2)	(1)
	25	62	11	31

(Loss)/income before income tax expense, equity method investments and noncontrolling interests	(1,914)	798	(1,263)	824
Income tax expense	(120)	(268)	(72)	(354)
(Loss)/income before equity method investments and noncontrolling interests	(2,034)	530	(1,335)	470
Share of losses in equity investment affiliates	(58)	(125)	(43)	(54)
Net (loss)/income	(2,092)	405	(1,378)	416
Net loss attributable to noncontrolling interests	93	59	47	18
Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	(1,999)	464	(1,331)	434

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss)/income	(2,092)	405	(1,378)	416
Foreign currency translation (loss)/gain	(281)	828	43	613
Comprehensive (Loss)/income	$(2,373)	$1,233	$(1,335)	$1,029
Comprehensive loss attributable to noncontrolling interests	92	47	47	9
Comprehensive (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(2,281)	$1,280	$(1,288)	$1,038

(Loss)/earnings per share
(Loss)/earnings per common share
Basic	$(0.09)	$0.02	$(0.06)	$0.02
Diluted	$(0.09)	$0.02	$(0.06)	$0.02

Weighted average number of common shares outstanding:
Basic	22,376,540	22,193,391	22,376,540	22,200,166
Diluted	22,376,540	22,193,391	22,376,540	22,200,166

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	$(2,092)	$405
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Depreciation and amortization	715	840
Share-based compensation expenses	17	21
Allowances for doubtful accounts	(30)	787
Share of losses in equity investment affiliates	58	125
Deferred taxes	(257)	(437)
Changes in operating assets and liabilities
Accounts receivable	2,484	(1,781)
Other receivables	1,285	(701)
Prepayment and deposit to suppliers	(3,460)	258
Due from related parties	86	(160)
Other current assets	(62)	32
Accounts payable	(6)	142
Advances from customers	24	(274)
Accrued payroll and other accruals	(151)	32
Other payables	271	(45)
Taxes payable	174	736
Net cash used in operating activities	(944)	(20)

Cash flows from investing activities
Purchases of vehicles and office equipment	(15)	(60)
Prepayment/deposit for purchasing of software technology	(846)	(800)
Repayment of short-term loan from unrelated entities	390	-
Payment for acquisition of VIEs	-	(1,280)
Net cash used in investing activities	(471)	(2,140)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Six Months Ended June 30,
	2014	2013
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Short-term loan from noncontrolling interest of VIE	717	-
Net cash provided by financing activities	717	-

Effect of exchange rate fluctuation on cash and cash equivalents	(21)	69

Net decrease in cash and cash equivalents	(719)	(2,091)

Cash and cash equivalents at beginning of the period	3,442	5,483
Cash and cash equivalents at end of the period	$2,723	$3,392

Supplemental disclosure of cash flow information

Income taxes paid	$204	$39
Interest expense paid	$32	$-

Non-cash transactions:

Restricted stock and options granted for future service	$17	$21

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

The Company’s VIE, Business Opportunity Online is a 51% shareholder of Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), the sole shareholder of Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), the sole shareholder of Quanzhou City Zhilang Network Technology Co., Ltd (“Quanzhou Zhi Lang”), the sole shareholder of Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), the sole shareholder of Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), the sole shareholder of Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) and a 23.18% shareholder of Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Business Opportunity Online Hubei is the sole shareholder of Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), the sole shareholder of Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”), the sole shareholder of Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd. (“Sou Yi Lian Mei”), and a 25.5% shareholder of Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). Sou Yi Lian Mei is the sole shareholder of Jin Du Ya He (Beijing) Network Technology Co., Ltd. (“Jin Du Ya He”).

2.	Variable Interest Entities

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,585	$3,326
Term deposit	3,443	3,467
Accounts receivable, net	5,046	7,637
Other receivables, net	2,138	3,416
Prepayment and deposit to suppliers	18,039	14,690
Due from related parties	260	174
Other current assets	72	27
Deferred tax assets-current	134	118
Total current assets	31,717	32,855

Investment in and advance to equity investment affiliates	737	801
Property and equipment, net	766	918
Intangible assets, net	5,447	6,013
Deposit and prepayment for purchasing of software technology	3,281	2,453
Goodwill	11,368	11,450
Deferred tax assets-non current	606	482
Total Assets	$53,922	$54,972

Liabilities
Current liabilities:
Short-term bank loan	$812	$818
Accounts payable	412	421
Advances from customers	1,012	995
Accrued payroll and other accruals	373	279
Due to Control Group	11	11
Due to noncontrolling interest of VIE	715	-
Taxes payable	6,668	6,542
Other payables	415	142
Total current liabilities	10,418	9,208

Deferred tax Liabilities-non current	1,317	1,439
Total Liabilities	$11,735	$10,647

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the six months ended June 30, 2014, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$15,307,000, cost of sales of approximately US$12,486,000, operating expenses of approximately US$4,337,000 and net loss before allocation to noncontrolling interests of approximately US$1,668,000.

For the three months ended June 30, 2014, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$10,208,000, cost of sales of approximately US$8,664,000, operating expenses of approximately US$2,725,000 and net loss before allocation to noncontrolling interests of approximately US$1,283,000.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The interim consolidated financial information as of June 30, 2014 and for the six and three months ended June 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC (the “2013 Form 10-K”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014, its consolidated results of operations for the six and three months ended June 30, 2014 and 2013, and its consolidated cash flows for the six months ended June 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

d)	Foreign currency translation

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2014	December 31, 2013

Balance sheet items, except for equity accounts	6.1577	6.1140

	Six Months Ended June 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1441	6.2479

	Three Months Ended June 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1681	6.2105

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “selling expenses” in the statement of operations and comprehensive (loss)/income. For the six months ended June 30, 2014 and 2013, advertising expenses for the Company’s own brand building were approximately US$973,000 and US$144,000, respectively. For the three months ended June 30, 2014 and 2013, advertising expenses for the Company’s own brand building were approximately US$942,000 and US$120,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2014 and 2013 were approximately US$892,000 and US$912,000, respectively. Expenses for research and development for the three months ended June 30, 2014 and 2013 were approximately US$442,000 and US$463,000, respectively.

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

Term deposit as of June 30, 2014 and December 31, 2013 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution of China, which management believes is of high credit quality. The interest rate of the term deposit is 3.3% per annual. The term deposit matured on July 5, 2014 and was extended to July 7, 2015.

5.	Accounts receivable, net

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	10,784	13,358
Allowance for doubtful accounts	(5,615)	(5,685)
Accounts receivable, net	5,169	7,673

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2014, the Company provided approximately US$5,615,000 allowance for doubtful accounts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the six and three months ended June 30, 2014, the Company reversed approximately US$30,000 of allowance for doubtful accounts.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Other receivables, net

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	697	1,636
Short-term loans to unrelated entities	400	790
Term deposit interest receivable	114	57
Receivable on disposal of fixed assets	97	98
Receivable on disposal of subsidiaries	1,186	1,611
Staff advances for normal business purpose	109	107
Overdue deposits	961	968
Allowance for doubtful accounts	(961)	(968)
Other receivables, net	2,603	4,299

Short-term loan made for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$4,060,000) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” By participating in this TV series, the Company’s logo is shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. In accordance with an agreement between the Company and the borrower, the Company extended the term of this loan from December 31, 2013 to December 31, 2014. For the six months ended June 30, 2014, the borrower repaid RMB5,710,000 (approximately US$927,000) of this debt. The Company will continue to assess the collectability of this loan. If an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

Receivables on disposal of subsidiaries represented the cash consideration to be received from the successors of shareholders of the Company’s two former VIEs, which were disposed in November 2013. As of the date hereof, the Company has collected RMB4,550,000 (approximately US$739,000) of this receivable in the aggregate, the remaining balance will be collected within fiscal 2014.

Short-term loans to unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

For advertising resources purchase contracts signed by the Company with its resource providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of June 30, 2014 and December 31, 2013, full allowance for doubtful accounts was provided against these balances, which was related to the deposits of its internet advertising and TV advertising business segment.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Prepayments and deposit to suppliers

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to TV advertisement and internet resources providers	10,367	8,907
Prepayments to TV advertisement and internet resources providers	7,268	5,292
Other deposits and prepayments	406	493
	18,041	14,692

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

As of June 30, 2014, the deposits to suppliers primarily consisted of deposit to an agent of one of the provincial satellite TV stations partnered with the Company. The Company has partnered with this TV station to broadcast its advertisements for over three years. According to the contract signed between the Company and this agent for the time slots to be resold in fiscal 2014, the deposit will be either applied to the contract amounts of time slots cost that are needed to be paid with the consent of the counterparty or transferred as contractual deposit for fiscal 2015 upon renewal of the purchase contact. Although the Restriction Notice has had and may continue to have a negative impact on the Company’s TV advertising business with this TV station, the Company believes that the cooperation with this TV station will continue and expand with the efforts of development of new form of TV advertising programs and non-TV shopping advertising customers. All deposits are refundable to the Company upon expiration of cooperation with suppliers.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

As of June 30, 2014, the Company also had advanced payment carried forward from prior years paid to another TV station which has been partnered with the Company for over five years, which amount the Company originally expected to be utilized in fiscal 2013. However, the Company became aware of that since the second half year of 2013, this TV station had decreased its broadcasting of TV shopping infomercials and adjusted their broadcasting schedule due to the adoption of the Restriction Notice. In response to the restrictions on TV advertisement set forth in the Restriction Notice, the Company discussed with the TV station possible alternatives of applying the balance of the advanced payment, as the amount was unlikely to be refunded to the Company, due to internal administrative policies of the TV station. The TV station and the Company agreed that the unconsumed advanced payment balance can be consumed by any third parties designated by the Company and approved by the TV station, who will broadcast advertisements or other similar TV programs using the balance of available time slots, and the Company will directly collect the amounts from the third parties for the time slots they utilized. The Company expects that the advanced payment balance will be utilized within fiscal 2014. As of the date hereof, the Company has utilized RMB4.2 million (approximately US$0.68 million) of this advanced payment through an unrelated third party.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2014, the increase in deposit to resources suppliers primarily consisted of an approximately US$1.4 million contractual deposit to the Company’s largest internet resources supplier, as compared to that as of December 31, 2013.

As of June 30, 2014, the increase in the prepayments primarily consisted of an approximately US$1.4 million prepayment to three of the Company’s major internet resources suppliers and an approximately US$0.6 million prepayment to one of the TV stations that provides TV advertising slots to the Company, as compared to that as of December 31, 2013.

8.	Due from related parties

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	-	36
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	267	295
Beijing Telijie Century Environmental Technology Co., Ltd.	145	171
	412	502

These related parties are directly or indirectly owned by Mr. Handong Cheng or Mr. Xuanfu Liu, the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising services to these related parties in its normal course of business on the same terms as those provided to its unrelated advertising clients. Due from related parties represented the outstanding receivables for the advertising services that the Company provided to these related parties as of each reporting date.

9.	Investment in and advance to equity investment affiliates

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	696	760
Advance to equity investment affiliates	85	85
	781	845

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the six months ended June 30, 2014:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2013 (audited)	466	379	845
Share of losses in equity investment affiliates	(2)	(56)	(58)
Exchange translation adjustment	(3)	(3)	(6)
Balance as of June 30, 2014 (unaudited)	461	320	781

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2014 and 2013, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$2,000 and US$35,000, respectively. For the three months ended June 30, 2014 and 2013, the Company recognized its pro-rata shares of losses in Shenzhen Mingshan of approximately US$nil and US$9,000, respectively.

For the six months ended June 30, 2014 and 2013, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$56,000 and US$90,000, respectively. For the three months ended June 30, 2014 and 2013, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$43,000 and US$45,000, respectively.

10.	Property and equipment, net

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	859	865
Office equipment	1,437	1,433
Electronic devices	1,236	1,245
Property and equipment, cost	3,532	3,543
Less: accumulated depreciation	(2,657)	(2,486)
Property and equipment, net	875	1,057

Depreciation expenses in the aggregate for the six months ended June 30, 2014 and 2013 were approximately US$189,000 and $311,000, respectively.

Depreciation expenses in the aggregate for the three months ended June 30, 2014 and 2013 were approximately US$93,000 and $156,000, respectively.

11.	Intangible assets, net

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,569	1,580
Intangible assets subject to amortization:
Contract backlog	201	203
Customer relationship	3,522	3,548
Non-compete agreements	1,393	1,403
Software technologies	333	335
Cloud-computing based software platforms	1,507	1,518
Other computer software	78	78
Intangible assets, cost	8,603	8,665
Less: accumulated amortization	(3,156)	(2,650)
Intangible assets, net	5,447	6,015

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses in aggregate for the six months ended June 30, 2014 and 2013 were approximately US$526,000 and US$529,000, respectively.

Amortization expenses in aggregate for the three months ended June 30, 2014 and 2013 were approximately US$262,000 and US$266,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of June 30, 2014, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$524,000 for the six months ended December 31, 2014, approximately US$1,048,000 for the year ended December 31, 2015, approximately US$1,008,000 for the year ended December 31, 2016, approximately US$508,000 for the year ended December 31, 2017 and approximately US$310,000 for the year ended December 31, 2018.

12.	Deposit for purchasing of software technology

For further development of comprehensive value-added services to its customers, which are mostly SMEs, the Company made a deposit to an unrelated technical consulting entity of RMB15 million (approximately US$2.44 million) for the purchasing of software technology related to operation management applications for SMEs. As of the date hereof, the Company is trial testing these software applications, and is in the process of negotiations and determination of the transaction details. The Company expects to consummate the transaction in 2014.

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.11 million). The Company has paid the first installment of RMB5.2 million (approximately US$0.84 million). The transaction as contemplated under the contract is expected to be consummated in 2014.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2013 (audited)	11,450
Exchange translation adjustment	(82)
Balance as of June 30, 2014 (unaudited)	11,368

14.	Short-term bank loan

Short-term bank loan as of June 30, 2014 and December 31, 2013 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.8 million) borrowed by one of the Company’s VIEs from a major financial institution of China to supplement its short-term working capital needs. The interest rate of the short-term bank loan is a floating lending rate, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”). As of June 30, 2014 and December 31, 2013, the interest rate of the short-term loan was both 7.8%. The short-term bank loan matured on July 31, 2014. The Company is in the process of extending this short-term bank loan for one year.

15.	Accrued payroll and other accruals

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	450	382
Accrued operating expenses	73	294
	523	676

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	Due to noncontrolling interest of VIE

As of June 30, 2014, due to noncontrolling interest of VIE represented a short-term loan borrowed by one of the Company’s VIEs from its noncontrolling interest to supplement the short-term working capital needs of this VIE. The short-term loan is unsecured, interest free and is payable on demand.

17.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the six and three months ended June 30, 2014, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the six and three months ended June 30, 2014 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●
Rise King WFOE was a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption for fiscal 2009 and 2010, and a 50% reduction of its applicable EIT rate, which was 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2013. The applicable income tax rate for Rise King WFOE is 25% after fiscal 2013. Therefore, for the six and three months ended June 30, 2014, the applicable income tax rate for Rise King WFOE was 25%, for the six and three months ended June 30, 2013, the applicable income tax rate for Rise King WFOE was 12.5%.

●
In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. Therefore, the applicable income tax rate of Business Opportunity Online was 15% for the six and three months ended June 30, 2014 and 2013. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company believes that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●
Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was 12.5% for the six and three months ended June 30, 2014 and 2013. For the three months ended June 30, 2013, the Company recorded an adjustment of approximately US$131,000 income tax expense upon the determination of its first profitable year as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for the six and three months ended June 30, 2014 and 2013.

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

For the six and three months ended June 30, 2014 and 2013, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2) Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiary and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the six and three months ended June 30, 2014 and 2013, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

As of June 30, 2014 and December 31, 2013, taxes payable consists of:

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	2,327	2,343
Enterprise income tax payable	4,825	4,686
	7,152	7,029

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2014 and 2013, the Company’s income tax (expense)/benefit consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	(377)	(705)	(197)	(475)
Current-PRC-adjustment due to new tax rate enactment	-	-	-	(131)
Deferred-PRC	257	437	125	252
	(120)	(268)	(72)	(354)

The Company’s deferred tax liabilities at June 30, 2014 and changes for the six months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2013 (audited)	1,439
Reversal during the period	(112)
Exchange translation adjustment	(10)
Balance as of June 30, 2014 (unaudited)	1,317

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in 2011. Reversal for the six and three months ended June 30, 2014 of approximately US$112,000 and US$56,000, respectively, was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	4,650	3,899
Bad debts provision	1,616	1,594
Valuation allowance	(5,217)	(4,581)
	1,049	912

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	168	153
Deferred tax assets reclassified as non-current asset	881	759
	1,049	912

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$6,973,000 and US$6,840,000 at June 30, 2014 and December 31, 2013, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2034. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$11,268,000 and US$7,253,000 at June 30, 2014 and December 31, 2013, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2019. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$572,000 and US$333,000 valuation allowance for the six and three months ended June 30, 2014, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

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

18.	Long-term borrowing from director

	June 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	142	143

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

19.	Warrants

The Company issued warrants in its August 2009 Financing. Warrants issued and outstanding at June 30, 2014 and changes during the six months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2013 (audited)	2,363,456	$3.52	0.63	2,363,456	$3.52	0.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2014 (unaudited)	2,363,456	$3.52	0.14	2,363,456	$3.52	0.14

All unexpired warrants are exercisable and will expire on August 20, 2014.

20.	Restricted Net Assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2014 and December 31, 2013, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was both approximately US$7.3 million, respectively.

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

As of June 30, 2014 and December 31, 2013, there was approximately US$37.2 million and US$39.3 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million statutory reserve funds as of June 30, 2014 and December 31, 2013, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.3 million restricted net assets as of June 30, 2014 and December 31, 2013, as discussed above.

21.	Related party transactions

Revenue from related parties:
	Six Months Ended June 30,
	2014	2013
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	182	122
-Beijing Fengshangyinli Technology Co., Ltd.	1	6
-Beijing Telijie Century Environmental Technology Co., Ltd.	-	46
	183	174

	Three Months Ended June 30,
	2014	2013
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	182	78
-Beijing Fengshangyinli Technology Co., Ltd.	-	4
-Beijing Telijie Century Environmental Technology Co., Ltd.	-	33
	182	115

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were both approximately US$265,000 and US$231,000 for the six months ended June 30, 2014 and 2013, respectively. The total amounts for such employee benefits were approximately US$136,000 and US$111,000 for the three months ended June 30, 2014 and 2013, respectively.

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of June 30, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China and Hong Kong Special Administrative Region of the PRC, which management believes are of high credit quality.

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

Concentration of customers

For the six months ended June 30, 2014, two customers individually accounted for 20% and 19% of the Company’s sales, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the six months ended June 30, 2014 and 2013, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 30, 2014, the same two customers individually accounted for 30% and 17% of the Company’s sales, respectively. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, two customers individually accounted for 16% and 12% of the Company’s accounts receivables, respectively. As of December 31, 2013, three customers individually accounted for 13%, 12% and 10% of the Company’s accounts receivables, respectively. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2014 and December 31, 2013, respectively.

Concentration of suppliers

For the six months ended June 30, 2014, two suppliers individually accounted for 64% and 22% of the Company’s cost of sales, respectively. For the three months ended June 30, 2014, the same two suppliers individually accounted for 71% and 19% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the six and three months ended June 30, 2014, respectively.

For the six months ended June 30, 2013, three suppliers individually accounted for 34%, 29% and 14% of the Company’s cost of sales, respectively. For the three months ended June 30, 2013, the same three suppliers individually accounted for 34%, 23% and 19% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the six and three months ended June 30, 2013, respectively.

24.	Commitments

The following table sets forth the Company’s operating lease commitment as of June 30, 2014:

Office Rental
US$(’000)
(Unaudited)
Six months ending December 31,
-2014	196
Year ending December 31,
-2015	343
-2016	83
Total	622

For the six months ended June 30, 2014 and 2013, rental expenses under operating leases were approximately US$261,000 and US$249,000, respectively. For the three months ended June 30, 2014 and 2013, rental expenses under operating leases were approximately US$117,000 and US$112,000, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company currently cannot estimate the amount or range of possible losses from the litigations described above.

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

Six Months Ended June 30, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	11,808	2,994	138	604	-	-	15,544
Cost of sales	9,395	2,772	5	315	-	-	12,487
Total operating expenses	3,850	222	63	283	578 *	-	4,996
Depreciation and amortization expense included in total operating expenses	489	22	63	100	41	-	715
Operating income (loss)	(1,437)	-	70	6	(578)	-	(1,939)

Share of losses in equity investment affiliates	-	-	-	(56)	(2)	-	(58)
Expenditure for long-term assets	850	-	-	1	12	-	863
Net income (loss)	(1,493)	(32)	70	(57)	(580)	-	(2,092)
Total assets – June 30, 2014	50,301	16,486	355	4,482	6,465	(22,809)	55,280
Total assets – December 31, 2013	51,324	17,022	420	4,524	7,065	(23,521)	56,834

*Including approximately US$17,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	8,228	1,812	67	254	-	-	10,361
Cost of sales	6,853	1,677	5	130	-	-	8,665
Total operating expenses	2,325	128	32	143	342 *	-	2,970
Depreciation and amortization expense included in total operating expenses	242	11	32	50	20	-	355
Operating income (loss)	(950)	7	30	(19)	(342)	-	(1,274)

Share of losses in equity investment affiliates	-	-	-	(43)	-	-	(43)
Expenditure for long-term assets	-	-	-	-	-	-	-
Net income (loss)	(994)	(10)	30	(62)	(342)	-	(1,378)

*Including approximately US$9,000 share-based compensation expenses.

Six Months Ended June 30, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	9,247	5,127	140	1,427	-	-	15,941
Cost of sales	4,264	4,743	-	750	-	-	9,757
Total operating expenses	3,274	755	105	551	763 *	-	5,448
Depreciation and amortization expense included in total operating expenses	516	25	105	109	85	-	840
Operating income (loss)	1,709	(371)	35	126	(763)	-	736

Share of losses in equity investment affiliates	-	-	-	(90)	(35)	-	(125)
Expenditure for long-term assets	853	-	-	-	7	-	860
Net income (loss)	1,510	(431)	35	5	(714)	-	405

*Including approximately US$21,000 share-based compensation expenses.

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

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of US dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	US$(’000)	US$(’000)	US$(’000)	US$('000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss)/income attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$(1,999)	$464	$(1,331)	$434

Weighted average number of common shares outstanding - Basic	22,376,540	22,193,391	22,376,540	22,200,166
Effect of diluted securities:
Warrants and options	-	-	-	-
Weighted average number of common shares outstanding -Diluted	22,376,540	22,193,391	22,376,540	22,200,166

(Loss)/earnings per share-Basic	$(0.09)	$0.02	$(0.06)	$0.02
(Loss)/earnings per share-Diluted	$(0.09)	$0.02	$(0.06)	$0.02

For the six and three months ended June 30, 2014, the diluted earnings per share calculation both did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss during the periods.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2013, the diluted earnings per share calculation both did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

27.	Share-based compensation expenses

The Company renewed its engagement with MZHCI, LLP (“MZ-HCI”) to provide investor relations services for a twelve-month period commencing on January 1, 2014. As additional compensation, the Company granted 40,000 restricted shares of the Company’s common stock to MZ-HCI. These shares were valued at $0.84 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the services provided by MZ-HCI was US$16,800 and US$21,000 for the six months ended June 30, 2014 and 2013, respectively. Total compensation expenses recognized for the services provided by MZ-HCI was US$8,400 and US$10,500 for the three months ended June 30, 2014 and 2013, respectively.

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

Options issued and outstanding at June 30, 2014 and their movements during the six months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2013 (audited)	939,440	7.51	$1.42	939,440	7.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2014 (unaudited)	939,440	7.01	$1.42	939,440	7.01	$1.42

The aggregate unrecognized share-based compensation expenses as of June 30, 2014 and 2013 is approximately US$17,000 and US$21,000, respectively.

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

A.           RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2014 AND 2013

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of US dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$15,361	$15,767	$10,179	$8,777
From related parties	183	174	182	115
	15,544	15,941	10,361	8,892
Cost of sales	12,487	9,757	8,665	5,290
Gross margin	3,057	6,184	1,696	3,602

Operating expenses
Selling expenses	2,095	1,390	1,506	602
General and administrative expenses	2,009	3,146	1,022	1,744
Research and development expenses	892	912	442	463
	4,996	5,448	2,970	2,809

(Loss)/income from operations	(1,939)	736	(1,274)	793

Other income (expenses)
Interest income	60	64	29	32
Interest expense	(32)	-	(16)	-
Other expenses	(3)	(2)	(2)	(1)
	25	62	11	31
(Loss)/income before income tax expense, equity method investments and noncontrolling interests	(1,914)	798	(1,263)	824
Income tax expense	(120)	(268)	(72)	(354)
(Loss)/income before equity method investments and noncontrolling interests	(2,034)	530	(1,335)	470
Share of losses in equity investment affiliates	(58)	(125)	(43)	(54)
Net (loss)/income	(2,092)	405	(1,378)	416
Net loss attributable to noncontrolling interests	93	59	47	18
Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	(1,999)	464	(1,331)	434

(Loss)/earnings per share
(Loss)/earnings per common share
Basic	$(0.09)	$0.02	$(0.06)	$0.02
Diluted	$(0.09)	$0.02	$(0.06)	$0.02

Weighted average number of common shares outstanding:
Basic	22,376,540	22,193,391	22,376,540	22,200,166
Diluted	22,376,540	22,193,391	22,376,540	22,200,166

Revenue

The following tables set forth a breakdown of our total revenue, divided into six categories for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2014		2013
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement and related services	$11,808	75.9%	$9,247	57.9%
-Internet advertisement	8,454	54.4%	9,046	56.7%
-Technical services	237	1.5%	201	1.2%
-Search engine marketing service	3,117	20%	-	-
TV advertisement	2,994	19.3%	5,127	32.2%
Bank kiosks	138	0.9%	140	0.9%
Brand management and sales channel building	604	3.9%	1,427	9.0%
Total	$15,544	100%	$15,941	100%

	Three Months Ended June 30,
	2014		2013
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement and related services	$8,228	79.4%	$5,436	61.1%
-Internet advertisement	4,958	47.9%	5,335	60.0%
-Technical services	153	1.5%	101	1.1%
-Search engine marketing service	3,117	30.0%	-	-
TV advertisement	1,812	17.5%	2,489	28.0%
Bank kiosks	67	0.6%	71	0.8%
Brand management and sales channel building	254	2.5%	896	10.1%
Total	$10,361	100%	$8,892	100%

Total Revenues: Our total revenues were US$15.54 million and US$15.94 million for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014, our total revenues increased to US$10.36 million from US$8.89 million for the three months ended June 30, 2013. The increase in our total revenues for the three months ended June 30, 2014 was primarily due to the increase in our search engine marketing service revenue during the period, which is discussed in detail in our revenue analysis section below.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related value-added technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. Beginning in the second fiscal quarter of 2014, we elaborated an existing stream of internet marketing service by providing enhanced third-party search engine marketing (“SEM”) services to the SMEs as an effective supplement to the internet advertising services we provide to our customers. We also derive revenue from the sale of advertising time purchased from different TV programs. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the six and three months ended June 30, 2014 and 2013, our service revenue from related parties in the aggregate was less than 1.5% of the total revenue we achieved for each respective reporting period.

Our advertising service revenues are recorded net of any sales discounts. Sales discounts include volume discounts and other customary incentives offered to our small and medium-sized franchise and merchant clients, including providing them with additional advertising time for their advertisements if we have unused space available on our websites and represent the difference between our official list price and the amount we actually charge our clients. For advertising services, we typically sign service contracts with our small and medium-sized franchisor and other clients that require us to place the advertisements on our portal websites in specified locations on the sites and for agreed periods; and/or place the advertisements onto our purchased advertisement time during specific TV programs for agreed periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients. For SEM services, we charge certain percentage of service fees to our customers based on the internet resources cost consumed for their SEM services.

The tables below summarize the revenues, cost of sales, gross margin and net (loss)/income generated from each of our VIEs and subsidiaries for the six and three months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	237	-	-	237
Business Opportunity Online and subsidiaries	14,986	183	-	15,169
Beijing CNET Online and subsidiaries	138	-	-	138
Total revenue	15,361	183	-	15,544

For the three months ended June 30, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	153	-	-	153
Business Opportunity Online and subsidiaries	9,959	182	-	10,141
Beijing CNET Online and subsidiaries	67	-	-	67
Total revenue	10,179	182	-	10,361

For the six months ended June 30, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	1	236
Business Opportunity Online and subsidiaries	12,481	2,688
Beijing CNET Online and subsidiaries	5	133
Total	12,487	3,057

For the three months ended June 30, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	1	152
Business Opportunity Online and subsidiaries	8,659	1,482
Beijing CNET Online and subsidiaries	5	62
Total	8,665	1,696

For the six months ended June 30, 2014:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(291)
Business Opportunity Online and subsidiaries	(1,599)
Beijing CNET Online and subsidiaries	(50)
Shanghai Jing Yang	(19)
ChinaNet Online Holdings, Inc.	(133)
Total net loss before allocation to the noncontrolling interest	(2,092)

For the three months ended June 30, 2014:

Name of subsidiary or VIE	Net Income/(loss)
($’000)

Rise King WFOE	7
Business Opportunity Online and subsidiaries	(1,226)
Beijing CNET Online and subsidiaries	(40)
Shanghai Jing Yang	(17)
ChinaNet Online Holdings, Inc.	(102)
Total net loss before allocation to the noncontrolling interest	(1,378)

For the six months ended June 30, 2013:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	106	95	-	201
Business Opportunity Online and subsidiaries	10,540	79	-	10,619
Beijing CNET Online and subsidiaries	5,121	-	-	5,121
Total revenue	15,767	174	-	15,941

For the three months ended June 30, 2013:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	53	48	-	101
Business Opportunity Online and subsidiaries	6,413	67		6,480
Beijing CNET Online and subsidiaries	2,311	-	-	2,311
Total revenue	8,777	115	-	8,892

For the six months ended June 30, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	-	201
Business Opportunity Online and subsidiaries	5,642	4,977
Beijing CNET Online and subsidiaries	4,115	1,006
Total	9,757	6,184

For the three months ended June 30, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	-	101
Business Opportunity Online and subsidiaries	3,616	2,864
Beijing CNET Online and subsidiaries	1,674	637
Total	5,290	3,602

For the six months ended June 30, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(593)
Business Opportunity Online and subsidiaries	1,341
Beijing CNET Online and subsidiaries	(93)
Shanghai Jing Yang	(2)
ChinaNet Online Holdings, Inc.	(248)
Total net income before allocation to the noncontrolling interest	405

For the three months ended June 30, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(318)
Business Opportunity Online and subsidiaries	678
Beijing CNET Online and subsidiaries	169
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(112)
Total net income before allocation to the noncontrolling interest	416

Management considers revenues generated from internet advertising, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●
Internet advertising revenues for the six months ended June 30, 2014 were approximately US$8.45 million as compared to approximately US$9.05 million for the same period in 2013, representing a 7% decrease. For the three months ended June 30, 2014 and 2013, internet advertising revenue was approximately US$4.96 million and US$5.34 million, respectively, representing a 7% decrease. The decrease in internet advertising revenue for the six and three months ended June 30, 2014 was primarily due to a decrease in number of customers during the periods as compared to the same periods last year. The decrease in number of customers for the six and three months ended June 30, 2014 was primarily due to the fact that (1) we are still in the recovery phase from the internal technical management deficiency detected in the fourth fiscal quarter of 2013- one of the technical staff stole and intercepted our websites visitors’ message and information from our database for his own benefit- which damaged the effectiveness of our online advertising platform and its ability to satisfy the overall advertising effects expected by our clients for a certain time of period. As a result, the confidence of our customers relating to the effectiveness of our online advertising portals was also harmed; and (2) experienced intensified competition in the industry and customers’ hesitation on investing in advertising and marketing expenses. In response to this situation, we increased our investment in brand building and new marketing service activities, and expanded our existing stream of internet marketing services by providing enhanced search engine marketing services to our customers, which as an effective supplement, will direct our customers to use our internet advertising and marketing services through various platforms, thereby increasing our recurring revenues in the future.

●
Revenues generated from technical services provided by Rise King WFOE were US$0.24 million for the six months ended June 30, 2014 as compared to US$0.20 million for the same period in 2013. For the three months ended June 30, 2014 and 2013, revenues generated from technical services were approximately US$0.15 million and US$0.10 million, respectively. Due to unexpectedly economic difficulties and the overall economic downturn in China from the second half of 2011, with no significant improvement afterwards, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly. A majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded as internet advertising revenue discussed above. As there was no significant improvement in the overall economic in China for the past two years, our technical services revenue generated by Rise King WFOE was insignificant for the six and three months ended June 30, 2014 and 2013.

●
Revenue generated from search engine marketing services for the six months and three months ended June 30, 2014 was approximately US$3.12 million. This enhanced third-party search engine marketing service is designed to help our customers select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the click rate for our customers’ business promotion on both mobile and computer searches. Management believes this service will be an effective supplement to the internet advertising services provided to our customers, and will help raise overall customer satisfaction, thereby increasing recurring revenues from online advertising and marketing in the future.

●
Our TV advertising revenue decreased to US$2.99 million for the six months ended June 30, 2014 from US$5.13 million for the same period in 2013. For the three months ended June 30, 2014, our TV advertising revenue decreased to US$1.81 million from US$2.49 million for the same period in 2013. The decrease in TV advertising revenue for the six and three months ended June 30, 2014 was primarily due to the adoption of a restriction notice to TV shopping infomercials broadcasted in provincial satellite television station, issued by SARFT in October 2013, which further restricts the content, air time and duration of these infomercials. This restriction notice has had and may continue to have adverse impacts on the demands of our TV advertising service. In response to these restrictions, management plans to cooperate with the television stations to develop and produce new form of TV program which will replace TV shopping infomercials to help our clients raise their brand and product awareness, and to develop non-TV shopping advertising customers. We will continue to monitor our customers’ needs for TV advertising services in order to improve the profitability of this business segment in future periods.

●
For the six months ended June 30, 2014 and 2013, we earned both US$0.14 million of revenue from our bank kiosk business segment. For the three months ended June 30, 2014 and 2013, we earned approximately US$0.07 million of revenue from our bank kiosk business segment. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is expanding our internet business. It was not a significant contributor to revenue for the six and three months ended June 30, 2014 or 2013. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will need to be fully integrated into the overall advertising and marketing platform.

●
For the six months ended June 30, 2014, we achieved approximately US$0.60 million service revenue from our brand management and sales channel building segment as compared to US$1.43 million service revenue generated in the same period of 2013. For the three months ended June 30, 2014, we achieved approximately US$0.25 million service revenue from this segment as compared to US$0.90 million service revenue generated in the same period of 2013. Due to the slow recovery of economy in 2014 and tightening of our customers’ advertising budget, we do not expect growth in this business segment in 2014.

  Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into six segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2014			2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement and related services	$11,808	$9,395	20%	$9,247	$4,264	54%
-Internet advertisement	8,454	6,368	25%	9,046	4,264	53%
-Technical services	237	1	100%	201	-	100%
-Search engine marketing service	3,117	3,026	3%	-	-	-
TV advertisement	2,994	2,772	7%	5,127	4,743	7%
Bank kiosk	138	5	96%	140	-	100%
Brand management and sales channel building	604	315	48%	1,427	750	47%
Total	$15,544	$12,487	20%	$15,941	$9,757	39%

	Three Months Ended June 30,
	2014			2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement and related services	$8,228	$6,853	17%	$5,436	$2,620	52%
-Internet advertisement	4,958	3,826	23%	5,335	2,620	51%
-Technical services	153	1	99%	101	-	100%
-Search engine marketing service	3,117	3,026	3%	-	-	-
TV advertisement	1,812	1,677	7%	2,489	2,243	10%
Bank kiosk	67	5	93%	71	-	100%
Brand management and sales channel building	254	130	49%	896	427	52%
Total	$10,361	$8,665	16%	$8,892	$5,290	41%

Cost of revenues: Our total cost of revenues increased to US$12.49 million for the six months ended June 30, 2014 from US$9.76 million for the same period in 2013. For the three months ended June 30, 2014, our total cost of revenues increased to US$8.67 million from US$5.29 million for the same period in 2013. Our cost of revenues related to our advertising and marketing services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations, direct labor cost associated with providing services.

●
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the six months ended June 30, 2014 and 2013, our total cost of sales for internet advertising was US$6.37 million and US$4.26 million, respectively. For the three months ended June 30, 2014 and 2013, our total cost of sales for internet advertising was US$3.83 million and US$2.62 million, respectively. The increase in our internet advertising cost for the six and three months ended June 30, 2014 was primarily due to (1) continuously increasing internet advertising resources costs at a rate of 5%-15% per annum due to the overall decrease in demand of TV advertising and other traditional advertising media and stronger bargaining power of key search engines in China; and (2) intensified competition in the industry, which resulted in the increased costs. As a result, our gross profit ratio for internet advertising revenue decreased to 25% and 23% for the six and three months ended June 30, 2014, respectively,  compared to 53% and 51% for the same periods last year, respectively.

●
Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to customers as described above. We normally charge our customers service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the six and three months ended June 30, 2014 was approximately 3%.

●
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from provincial satellite TV stations in China and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$2.77 million and US$4.74 million for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, our TV advertisement time cost was approximately US$1.68 million and US$2.24 million, respectively. The decrease in our total TV advertisement time cost was in line with the decrease in TV advertising revenue for the six and three months ended June 30, 2014, compared to that in the same periods of 2013, as discussed above. Gross margin of this business segment was both 7% for the six and three months ended June 30, 2014, compared to 7% and 10% for the six and three months ended June 30, 2013, respectively.

●	Cost recognized for our brand management and sales channel building business segment mainly consisted of director labor cost for providing these services to our customers.

  Gross Profit

As a result of the foregoing, our gross profit was US$3.06 million and US$6.18 million for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, our gross profit was US$1.70 million and US$3.60 million, respectively. Our overall gross margin decreased to 20% and 16% for the six and three months ended June 30, 2014, respectively, compared to 39% and 41% for the same periods in 2013, respectively. The decrease was a direct result of the decrease in the gross margin of our internet advertising segment to 25% and 23% for the six and three months ended June 30, 2014, compared to 53% and 51% for the same periods of last year, respectively, which was primarily due to the decrease in sales and increase in the related cost of sales of this business during the periods, as discussed above.

  Operating Expenses and Net (Loss)/Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2014		2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$15,544	100%	$15,941	100%
Gross Profit	3,057	20%	6,184	39%
Selling expenses	2,095	13%	1,390	9%
General and administrative expenses	2,009	13%	3,146	20%
Research and development expenses	892	6%	912	6%
Total operating expenses	$4,996	32%	$5,448	34%

	Three Months Ended June 30,
	2014		2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$10,361	100%	$8,892	100%
Gross Profit	1,696	16%	3,602	41%
Selling expenses	1,506	15%	602	7%
General and administrative expenses	1,022	10%	1,744	20%
Research and development expenses	442	4%	463	5%
Total operating expenses	$2,970	29%	$2,809	32%

Operating Expenses:   Our operating expenses decreased to US$5.0 million for the six months ended June 30, 2014 from US$5.45 million for the same period of 2013. For the three months ended June 30, 2014, our operating expenses increased to US$2.97 million from US$2.81 million for the same period of 2013.

●
Selling expenses: Selling expenses increased to US$2.10 million for the six months ended June 30, 2014 from US$1.39 million for the same period of 2013. For the three months ended June 30, 2014, selling expense increased to US$1.51 million, compared to US$0.60 million for the same period last year. Our selling expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the six months ended June 30, 2014, the change in our selling expenses was primarily due to the following reasons: (1) the decrease in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.03 million; (2) the decrease in website server hosting and broadband leasing expense of approximately US$0.10 million due to more favorable contract terms negotiated with the service provider; and (3) the increase in our marketing advertising expenses of approximately US$0.83 million. During the six and three months ended June 30, 2014, the increase in the marketing expense was paid to search engines for the promotion of our websites and new services. Due to increasing competition in the industry, management considered it to be necessary to increase brand building expenses for our operating websites, as well as new services introduced to our customers. Through the SEM technology, we bid on various key words to direct more internet traffic to our main business portals such as 28.com and Liansuo.com. We will also continue to actively participate in both domestic and international franchise exhibitions and in government supported employment promotion programs, which are considered cost-effective ways to build our brand. For the three months ended June 30, 2014, the reason for the increase in our selling expenses was due to the increase in brand marketing expense as discussed above.

●
General and administrative expenses: General and administrative expenses decreased to US$2.01 million for the six months ended June 30, 2014 from US$3.15 million for the same period in 2013. For the three months ended June 30, 2014, our general and administrative expenses decreased to US$1.02 million from US$1.74 million for the same period last year. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the six months ended June 30, 2014, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: salary and staff benefits, office supplies, travelling expenses and entertainment expenses of approximately US$0.25 million, due to the cost reduction plan executed by management; and (2) the decrease in allowance for doubtful accounts of approximately US$0.82 million; and (3) the decrease in professional service (such as: investor relations, legal, etc.) charges of approximately US$0.07 million, primarily due to decrease in the related services required from these parties as compared to the same period last year. For the three months ended June 30, 2014, the reasons for the decrease in our general and administrative expenses were similar to those discussed for the six months ended June 30, 2014.

●
Research and development expenses: Research and development expenses were US$0.89 million and US$0.91 million for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, research and development expenses were US$0.44 million and US$0.46 million, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

(Loss)/income from operations: As a result of the foregoing, for the six and three months ended June 30, 2014, our net loss from operations was approximately US$1.94 million and US$1.27 million, respectively. Our income from operations was approximately US$0.74 million and US$0.79 million for the six and three months ended June 30, 2013, respectively.

Interest income: For the six and three months ended June 30, 2014 and 2013, interests income earned was primarily contributed from approximately US$3.4 million of term deposit we placed in a major financial institution in the PRC.

Interest expense: For the six and three months ended June 30, 2014, interests expense we paid was primarily related to the approximately US$0.8 million of short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs.

(Loss)/income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, for the six and three months ended June 30, 2014, our loss before income tax expense, equity method investments and noncontrolling interests was approximately US$1.91 million and US$1.26 million respectively. our income before income tax expense, equity method investments and noncontrolling interests was approximately US$0.80 million and US$0.82 million for the six and three months ended June 30, 2013, respectively.

Income Tax (expenses)/benefit: We recognized a net income tax expense of approximately US$0.12 million and US$0.07 million for the six and three months ended June 30, 2014, respectively. For the six and three months ended June 30, 2014, current income tax expense was approximately US$0.38 million and US$0.20 million, respectively. For the six months ended June 30, 2014, our net income tax expense also included an approximately US$0.26 million deferred income tax benefit, of which approximately US$0.11 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.15 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended June 30, 2014, our net income tax benefit also included an approximately US$0.13 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.07 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

For the six and three months ended June 30, 2013, we recognized a net income tax expense of approximately US$0.27 million and US$0.35 million, respectively. For the six and three months ended June 30, 2013, current income tax expense was approximately US$0.71 million and US$0.48 million, respectively. The current income tax expense for the three months ended June 30, 2013 also include an adjustment of approximately US$0.13 million of income tax expense accrued for Business Opportunity Online Hubei for the three months ended March 31, 2013, due to a new exacted income tax rate for its fiscal year 2013 in relation to the determination of its first profitable year as year 2011 instead of year 2012 by the local tax authorities in early August 2013, which increased the applicable income tax rate of this entity from nil% to 12.5% for its fiscal 2013. For the six months ended June 30, 2013, our net income tax expense also included an approximately US$0.44 million deferred income tax benefit, of which approximately US$0.11 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.33 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of reversals resulted from net income generated during the period. For the three months ended June 30, 2013, our net income tax benefit also included an approximately US$0.25 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.19 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of reversals resulted from net income generated during the period.

(Loss)/income before equity method investments and noncontrolling interests: As a result of the foregoing, our loss before equity method investments and noncontrolling interests was approximately US$2.03 million and US$1.34 million for the six and three months ended June 30, 2014, respectively, respectively. Our income before equity method investments and noncontrolling interests was approximately US$0.53 million US$0.47 million for the six and three months ended June 30, 2013, respectively.

Share of losses in equity investment affiliates: For the six and three months ended June 30, 2014 and 2013, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the six months ended June 30, 2014 and 2013, we recognized our pro-rata share of losses in these two affiliates of approximately US$0.06 million and US$0.13 million, respectively. For the three months ended June 30, 2014 and 2013, we recognized our pro-rata share of losses in these two affiliates of approximately US$0.04 million and US$0.05 million, respectively.

Net (loss)/income: As a result of the foregoing, our net loss for the six and three months ended June 30, 2014 was approximately US$2.09 million and US$1.38 million, respectively. Our net income for the six and three months ended June 30, 2013 was approximately US$0.41 million and US$0.42 million, respectively.

Net loss attributable to noncontrolling interests: Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In September 2013, we acquired the remaining 49% equity interest in Sheng Tian Hubei and Sheng Tian Hubei became a wholly-owned VIE of ours accordingly. For the six and three months ended June 30, 2014, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.09 million and US$0.05 million, respectively. For the six and three months ended June 30, 2013, the aggregate net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.06 million and US$0.02 million, respectively.

Net (loss)/income attributable to ChinaNet Online Holdings, Inc.: Total net (loss)/income as adjusted by the net loss attributable to the noncontrolling interest as discussed above yields the net (loss)/income attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$2.0 million and US$1.33 million for the six and three months ended June 30, 2014, respectively. For the six and three months ended June 30, 2013, net income attributable to ChinaNet Online Holdings, Inc. was approximately US$0.46 million and US$0.43 million, respectively.

B.           LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2014, we had cash and cash equivalents of approximately US$2.72 million and we also have approximately US$3.44 million of term deposit placed in one of the major financial institutions in China which will expire in July 2015.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	Amounts in thousands of US dollars

Net cash used in operating activities	(944)	(20)
Net cash used in investing activities	(471)	(2,140)
Net cash provided by financing activities	717	-
Effect of foreign currency exchange rate changes on cash	(21)	69
Net decrease in cash and cash equivalents	(719)	(2,091)

  Net cash used in operating activities:

For the six months ended June 30, 2014, our net cash used in operating activities of approximately US$0.94 million were primarily attributable to:

(1)
net loss excluding an approximately US$0.26 million net deferred income tax benefit, a US$0.79 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates and a reversal of approximately US$0.03 million allowance for doubtful accounts, of approximately US$1.59 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided decreased by approximately US$2.57 million;

-
other receivable decreased by approximately US$1.29 million, primarily due to the partial collection of the marketing-related loan made for the production of the TV series “Xiao Zhan Feng Yun” and receivables on disposal of subsidiaries;

-	other current liabilities increased by approximately US$0.30 million; and

-	taxes payable increased by approximately US$0.17 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers increased by approximately US$3.46 million for the purchasing of internet resources and TV advertising slots;

-	accruals decreased by approximately US$0.16 million, and

-	other current assets increased by approximately US$0.07 million.

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

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.14 million;

-	accruals increased by approximately US$0.03 million;

-	prepayment to suppliers decreased by approximately US$0.26 million;

-	other assets decreased by approximately US$0.03 million; and

-	taxes payable increased by approximately US$0.74 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$1.94 million;

-	other receivables increased by approximately US$0.71 million;

-	advance from customers decreased by US$0.27 million; and

-	other current liabilities decreased by approximately US$0.04 million.

  Net cash used in investing activities:

For the six months ended June 30, 2014, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.02 million for purchase of general office equipment; (2) we prepaid approximately US$0.85 million for the development of software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of our network system; and (3) we collected approximately US$0.39 million of short-term loan that we lent to an unrelated entity in last year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.47 million for the six months ended June 30, 2014.

For the six months ended June 30, 2013, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.06 million for the purchase of general office equipment; (2) we made a deposit to an unrelated technical consulting entity of approximately US$0.80 million the purchasing of software technology that related to operation management applications for SMEs; and (3) we paid approximately US$1.28 million to settle the outstanding payment for the acquisition of the 49% equity interest in Sou Yi Lian Mei. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.14 million for the six months ended June 30, 2013.

  Net cash provided by financing activities:

For the six months ended June 30, 2014, we borrowed approximately US$0.72 million from the noncontrolling interest of one of our VIEs to supplement the short-term working capital needs of this VIE.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2014 and December 31, 2013, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was both approximately US$7.3 million.

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

As of June 30, 2014 and December 31, 2013, there were approximately US$37.2 million and US$39.3 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million statutory reserve funds as of June 30, 2014 and December 31, 2013, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.3 million restricted net assets as of June 30, 2014 and December 31, 2013, as discussed above.

C.           OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the fiscal quarter ended June 30, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2014, due to our inability to timely file our periodic reports with the SEC. The fact that we failed to maintain a well-established contingency plan to promptly react to the absence of a primary member of management responsible for the organization, coordination and supervision of our external reporting processes was a major reason that resulted in the delinquency in filing of our periodic reports.

Changes in Internal Control over Financial Reporting

Other than the disclosure contained in the Evaluation of Disclosure Controls and Procedures discussed above, there was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 19, 2014	By:	/s/ Handong Cheng
Name: Handong Cheng Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)