Form 10-Q
period 2014-09-30
ChinaNet Online Holdings, Inc.
filed 2014-11-19
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 19, 2014 the registrant had 22,416,540 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Interim Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	F1-F2

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the Nine and Three Months Ended September 30, 2014 and 2013 (Unaudited)	F3-F4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	F5-F6

Notes to Condensed Consolidated Financial Statements (Unaudited)	F7-F28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	45

Item 6. Exhibits	46

Signatures	47

PART I.  FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2014	December 31, 2013
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,898	$3,442
Term deposit	3,444	3,467
Accounts receivable, net	2,614	7,673
Other receivables, net	1,766	4,299
Prepayment and deposit to suppliers	19,774	14,692
Due from related parties	104	502
Other current assets	73	27
Deferred tax assets-current	179	153
Total current assets	29,852	34,255

Investment in and advance to equity investment affiliates	888	845
Property and equipment, net	994	1,057
Intangible assets, net	5,187	6,015
Deposit and prepayment for purchasing of software technology	3,281	2,453
Goodwill	11,371	11,450
Deferred tax assets-non current	901	759
Total Assets	$52,474	$56,834

Liabilities and Equity
Current liabilities:
Short term bank loan *	$812	$818
Accounts payable *	434	421
Advances from customers *	1,401	995
Accrued payroll and other accruals *	450	676
Due to noncontrolling interest of VIE *	699	-
Due to former VIE *	1,400	-
Taxes payable *	3,502	7,029
Other payables *	603	288
Total current liabilities	9,301	10,227

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	September 30, 2014	December 31, 2013
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	1,261	1,439
Long-term borrowing from director	142	143
Total Liabilities	10,704	11,809

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 22,416,540 shares and 22,376,540 shares at September 30, 2014 and December 31, 2013, respectively)	22	22
Additional paid-in capital	19,895	19,870
Statutory reserves	2,602	2,602
Retained earnings	16,059	18,965
Accumulated other comprehensive income	3,417	3,689
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	41,995	45,148

Noncontrolling interests	(225)	(123)
Total equity	41,770	45,025

Total Liabilities and Equity	$52,474	$56,834

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$27,371	$23,108	$12,010	$7,341
From related parties	240	314	57	140
	27,611	23,422	12,067	7,481
Cost of sales	22,483	13,123	9,996	3,366
Gross margin	5,128	10,299	2,071	4,115

Operating expenses
Sales and marketing expenses	4,092	2,007	1,997	617
General and administrative expenses	3,023	4,690	1,014	1,544
Research and development expenses	1,417	1,490	525	578
	8,532	8,187	3,536	2,739

(Loss)/income from operations	(3,404)	2,112	(1,465)	1,376

Other income (expenses)
Interest income	91	94	31	30
Interest expense	(38)	(10)	(6)	(10)
Gain on disposal of VIE	266	-	266	-
Other expenses	(12)	(12)	(9)	(10)
	307	72	282	10

(Loss)/income before income tax expense, equity method investments and noncontrolling interests	(3,097)	2,184	(1,183)	1,386
Income tax benefit/(expense)	39	(469)	159	(201)
(Loss)/income before equity method investments and noncontrolling interests	(3,058)	1,715	(1,024)	1,185
Share of gain/(loss) in equity investment affiliates	49	(170)	107	(45)
Net (loss)/income	(3,009)	1,545	(917)	1,140
Net loss attributable to noncontrolling interests	103	78	10	19
Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(2,906)	$1,623	$(907)	$1,159

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME（CONTINUED）
(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss)/income	(3,009)	1,545	(917)	1,140
Foreign currency translation (loss)/gain	(271)	1,076	10	248
Comprehensive (Loss)/income	$(3,280)	$2,621	$(907)	$1,388
Comprehensive loss attributable to noncontrolling interests	102	71	10	24
Comprehensive (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(3,178)	$2,692	$(897)	$1,412

(Loss)/earnings per share
(Loss)/earnings per common share
Basic	$(0.13)	$0.07	$(0.04)	$0.05
Diluted	$(0.13)	$0.07	$(0.04)	$0.05

Weighted average number of common shares outstanding:
Basic	22,385,478	22,253,463	22,403,062	22,371,649
Diluted	22,385,478	22,253,463	22,403,062	22,371,649

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	$(3,009)	$1,545
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities
Depreciation and amortization	1,079	1,252
Share-based compensation expenses	25	114
Allowances for doubtful accounts	(120)	1,024
Share of (gain)/loss in equity investment affiliates	(49)	170
Gain on disposal of VIE	(266)	-
Deferred taxes	(419)	(696)
Changes in operating assets and liabilities
Accounts receivable	4,095	(2,269)
Other receivables	1,842	101
Prepayment and deposit to suppliers	(5,246)	(127)
Due from related parties	395	(225)
Other current assets	(57)	89
Accounts payable	45	284
Advances from customers	458	388
Accrued payroll and other accruals	(192)	(84)
Other payables	347	(67)
Taxes payable	114	1,313
Net cash (used in)/provided by operating activities	(958)	2,812

Cash flows from investing activities
Purchases of vehicles and office equipment	(242)	(65)
Prepayment/deposit for purchasing of software technology	(845)	(2,411)
Repayment of short-term loan from unrelated entities	670	-
Cash effect on deconsolidation of VIE	(358)	-
Long-term investment in and advance to equity investment affiliates	-	(32)
Payment for acquisition of VIEs	-	(1,768)
Net cash used in investing activities	(775)	(4,276)

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Repayment of short-term bank loan	(813)	-
Proceeds from short-term bank loan	813	804
Short-term loan from noncontrolling interest of VIE	716	-
Repayment of short-term loan to noncontrolling interest of VIE	(16)	-
Repayment to former VIE	(488)	-
Net cash provided by financing activities	212	804

Effect of exchange rate fluctuation on cash and cash equivalents	(23)	110

Net decrease in cash and cash equivalents	(1,544)	(550)

Cash and cash equivalents at beginning of the period	3,442	5,483
Cash and cash equivalents at end of the period	$1,898	$4,933

Supplemental disclosure of cash flow information

Income taxes paid	$204	$39
Interest expense paid	$38	$10

Non-cash transactions:

Restricted stock and options granted for future service	$9	$11

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

The Company integrated and merged all business activities and resources (excluding tangible assets and liabilities incurred) of its former VIE, Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd. (“Sou Yi Lian Mei”) and its sole wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd. (“Jin Du Ya He”) to the Company’s other internet advertising and marketing companies for continued operation. Sou Yi Lian Mei and its subsidiary Jin Du Ya He were subsequently disposed by the Company with an approximately US$0.27 million gain achieved in late August 2014.

As of September 30, 2014, the Company’s VIE, Business Opportunity Online is a 51% shareholder of Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), the sole shareholder of Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), the sole shareholder of Quanzhou City Zhilang Network Technology Co., Ltd (“Quanzhou Zhi Lang”), the sole shareholder of Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), the sole shareholder of Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), the sole shareholder of Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) and a 23.18% shareholder of Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Business Opportunity Online Hubei is the sole shareholder of Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), the sole shareholder of Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”) and a 25.5% shareholder of Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable Interest Entities

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,539	$3,326
Term deposit	3,444	3,467
Accounts receivable, net	2,454	7,637
Other receivables, net	1,586	3,416
Prepayment and deposit to suppliers	19,772	14,690
Due from related parties	-	174
Other current assets	65	27
Deferred tax assets-current	144	118
Total current assets	29,004	32,855

Investment in and advance to equity investment affiliates	844	801
Property and equipment, net	904	918
Intangible assets, net	5,186	6,013
Deposit and prepayment for purchasing of software technology	3,281	2,453
Goodwill	11,371	11,450
Deferred tax assets-non current	626	482
Total Assets	$51,216	$54,972

Liabilities
Current liabilities:
Short-term bank loan	$812	$818
Accounts payable	434	421
Advances from customers	1,401	995
Accrued payroll and other accruals	339	279
Due to Control Group	11	11
Due to noncontrolling interest of VIE	699	-
Due to former VIE	1,400	-
Taxes payable	3,018	6,542
Other payables	504	142
Total current liabilities	8,618	9,208

Deferred tax Liabilities-non current	1,261	1,439
Total Liabilities	$9,879	$10,647

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the nine months ended September 30, 2014, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$27,049,000, cost of sales of approximately US$22,481,000, operating expenses of approximately US$7,294,000 and net loss before allocation to noncontrolling interests of approximately US$2,331,000.

For the three months ended September 30, 2014, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$11,742,000, cost of sales of approximately US$9,995,000, operating expenses of approximately US$2,957,000 and net loss before allocation to noncontrolling interests of approximately US$663,000.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Summary of significant accounting policies

a)	Basis of presentation

The interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim consolidated financial information as of September 30, 2014 and for the nine and three months ended September 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC (the “2013 Form 10-K”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, its consolidated results of operations for the nine and three months ended September 30, 2014 and 2013, and its consolidated cash flows for the nine months ended September 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

d)	Foreign currency translation

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2014	December 31, 2013

Balance sheet items, except for equity accounts	6.1560	6.1140

	Nine Months Ended September 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1502	6.2215

	Three Months Ended September 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1623	6.1695

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statements of operations and comprehensive (loss)/income. For the nine months ended September 30, 2014 and 2013, advertising expenses for the Company’s own brand building were approximately US$2,412,000 and US$292,000, respectively. For the three months ended September 30, 2014 and 2013, advertising expenses for the Company’s own brand building were approximately US$1,439,000 and US$148,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2014 and 2013 were approximately US$1,417,000 and US$1,490,000, respectively. Expenses for research and development for the three months ended September 30, 2014 and 2013 were approximately US$525,000 and US$578,000, respectively.

g)	Transaction between entities under common control

The Company integrated and merged all business activities and resources (excluding tangible assets and liabilities incurred) of its former VIE, Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd. (“Sou Yi Lian Mei”) and its sole wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd. (“Jin Du Ya He”) to the Company’s other internet advertising and marketing companies for continued operation. Sou Yi Lian Mei and its subsidiary Jin Du Ya He were subsequently disposed by the Company in late August 2014.

The Company considered the integration and merger transaction as transaction between entities under common control and accounted for this transaction in accordance with ASC 805-50, which provided guidance on measuring assets and liabilities transferred between entities under common control. In accordance with ASC 805-50, transferring assets between entities under common control, the entity that receives the net assets should initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

h)	Recent accounting standards

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period”. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. For all entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Term deposit

Term deposit as of September 30, 2014 and December 31, 2013 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution of China, which management believes is of high credit quality. The interest rate of the term deposit is 3.3% per annual. The term deposit matured on July 5, 2014 and was extended to July 7, 2015.

5.	Accounts receivable, net

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,519	13,358
Allowance for doubtful accounts	(3,905)	(5,685)
Accounts receivable, net	2,614	7,673

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2014, the Company provided approximately US$3,905,000 allowance for doubtful accounts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the nine and three months ended September 30, 2014, the Company reversed approximately US$120,000 and US$90,000 of allowance for doubtful accounts, respectively. For the nine and three months ended September 30, 2013, approximately US$233,000 allowance for doubtful debts was provided. For the nine and three months ended September 30, 2014, the decrease in accounts receivable and the related allowance of approximately US$2.7 million and US$1.6 million, respectively, was due to disposal of a VIE during the period.

6.	Other receivables, net

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	697	1,636
Short-term loans to unrelated entities	120	790
Term deposit interest receivable	28	57
Receivable on disposal of fixed assets	97	98
Receivable on disposal of VIEs	699	1,611
Staff advances for normal business purpose	125	107
Overdue deposits	688	968
Allowance for doubtful accounts	(688)	(968)
Other receivables, net	1,766	4,299

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Short-term loan made for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$4,060,000) to a TV series of 36 episodes, called “Xiao Zhang Feng Yun.” By participating in this TV series, the Company’s logo is shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. In accordance with an agreement between the Company and the borrower, the Company extended the term of this loan from December 31, 2013 to December 31, 2014. For the nine months ended September 30, 2014 and the subsequent period through the date hereof, the borrower repaid RMB5,710,000 (approximately US$928,000) and RMB3,890,000 (approximately US$632,000) of this debt, respectively. The Company will continue to assess the collectability of this loan. If an event occurs or circumstances change that could indicate that the collectability of this loan is remote, a full allowance of bad debts provision will be provided for the remaining outstanding balance of this loan.

Short-term loans to unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

Receivable on disposal of fixed assets was subsequently settled in October 2014.

Receivables on disposal of VIEs represented the cash consideration to be received from the successors of shareholders of the Company’s two former VIEs, which were disposed in November 2013. As of the date hereof, the Company has collected RMB5,550,000 (approximately US$902,000) of this receivable in the aggregate, the remaining balance will be collected within fiscal 2014.

For advertising resources purchase contracts signed by the Company with its resource providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of September 30, 2014 and December 31, 2013, the Company provided full allowance for doubtful accounts against these balances, which was related to the deposits of its internet advertising and TV advertising business segment. For the nine and three months ended September 30, 2014, no additional allowance for doubtful accounts was provided. For the nine and three months ended September 30, 2013, approximately US$791,000 allowance for doubtful accounts was provided. For the nine and three months ended September 30, 2014, the decrease in overdue deposits and the related allowance was due to disposal of a VIE during the period.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Prepayments and deposit to suppliers

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to TV advertisement and internet resources providers	11,182	8,907
Prepayments to TV advertisement and internet resources providers	8,212	5,292
Other deposits and prepayments	380	493
	19,774	14,692

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

As of September 30, 2014, the deposits to suppliers primarily consisted of deposit to an agent of one of the provincial satellite TV stations partnered with the Company. The Company has partnered with this TV station to broadcast its advertisements for over three years. According to the contract signed between the Company and this agent for the time slots to be resold in fiscal 2014, the deposit will be either applied to the contract amounts of time slots cost that are needed to be paid with the consent of the counterparty or transferred as contractual deposit for fiscal 2015 upon renewal of the purchase contact. Although the Restriction Notice has had and may continue to have a negative impact on the Company’s TV advertising business with this TV station, the Company believes that the cooperation with this TV station will continue and expand with the efforts of development of new form of TV advertising programs and non-TV shopping advertising customers. All deposits are refundable to the Company upon expiration of cooperation with suppliers.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

As of September 30, 2014, the Company also had advanced payment carried forward from prior years paid to another TV station which has been partnered with the Company for over five years, which amount the Company originally expected to be utilized in fiscal 2013. However, the Company became aware of that since the second half year of 2013, this TV station had decreased its broadcasting of TV shopping infomercials and adjusted their broadcasting schedule due to the adoption of the Restriction Notice. In response to the restrictions on TV advertisement set forth in the Restriction Notice, the Company discussed with the TV station possible alternatives of applying the balance of the advanced payment, as the amount was unlikely to be refunded to the Company, due to internal administrative policies of the TV station. The TV station and the Company agreed that the unconsumed advanced payment balance can be consumed by any third parties designated by the Company and approved by the TV station, who will broadcast advertisements or other similar TV programs using the balance of available time slots, and the Company will directly collect the amounts from the third parties for the time slots they utilized. The Company expects that the advanced payment balance will be utilized within fiscal 2014. As of the date hereof, the Company has utilized RMB12.88 million (approximately US$2.1 million) of this advanced payment through an unrelated third party.

As of September 30, 2014, the increase in deposit to resources suppliers primarily consisted of an approximately US$2.2 million contractual deposit to the Company’s largest internet resources supplier, as compared to that as of December 31, 2013.

As of September 30, 2014, the increase in the prepayments primarily consisted of an approximately US$3 million prepayment to three of the Company’s major internet resources suppliers and an approximately US$0.6 million prepayment to one of the TV stations that provides TV advertising slots to the Company, as compared to that as of December 31, 2013.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Due from related parties

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Fengshangyinli Technology Co., Ltd.	-	36
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	51	295
Beijing Telijie Century Environmental Technology Co., Ltd.	53	171
	104	502

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

9.	Investment in and advance to equity investment affiliates

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Investment in equity investment affiliates	803	760
Advance to equity investment affiliates	85	85
	888	845

The following table summarizes the movement of the investment in and advance to equity investment affiliates for the nine months ended September 30, 2014:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2013 (audited)	466	379	845
Share of (loss)/gain in equity investment affiliates	(2)	51	49
Exchange translation adjustment	(3)	(3)	(6)
Balance as of September 30, 2014 (unaudited)	461	427	888

For the nine months ended September 30, 2014 and 2013, the Company recognized its pro-rata shares of loss in Shenzhen Mingshan of approximately US$2,000 and US$41,000, respectively. For the three months ended September 30, 2014 and 2013, the Company recognized its pro-rata shares of loss in Shenzhen Mingshan of approximately US$nil and US$6,000, respectively.

For the nine and three months ended September 30, 2014, the Company recognized its pro-rata share of gain in Zhao Shang Ke Hubei of approximately US$51,000 and US$107,000, respectively. For the nine and three months ended September 30, 2013, the Company recognized its pro-rata share of loss in Zhao Shang Ke Hubei of approximately US$129,000 and US$39,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Property and equipment, net

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	179	-
Vehicles	883	865
Office equipment	1,372	1,433
Electronic devices	1,236	1,245
Property and equipment, cost	3,670	3,543
Less: accumulated depreciation	(2,676)	(2,486)
Property and equipment, net	994	1,057

Depreciation expenses in the aggregate for the nine months ended September 30, 2014 and 2013 were approximately US$291,000 and $461,000, respectively.

Depreciation expenses in the aggregate for the three months ended September 30, 2014 and 2013 were approximately US$102,000 and $150,000, respectively.

11.	Intangible assets, net

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,569	1,580
Intangible assets subject to amortization:
Contract backlog	201	203
Customer relationship	3,523	3,548
Non-compete agreements	1,394	1,403
Software technologies	333	335
Cloud-computing based software platforms	1,508	1,518
Other computer software	79	78
Intangible assets, cost	8,607	8,665
Less: accumulated amortization	(3,420)	(2,650)
Intangible assets, net	5,187	6,015

Amortization expenses in aggregate for the nine months ended September 30, 2014 and 2013 were approximately US$788,000 and US$791,000, respectively.

Amortization expenses in aggregate for the three months September 30, 2014 and 2013 were both approximately US$262,000.

Based on the carrying value of the finite-lived intangible assets recorded as of September 30, 2014, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$262,000 for the three months ended December 31, 2014, approximately US$1,048,000 for the year ended December 31, 2015, approximately US$1,008,000 for the year ended December 31, 2016, approximately US$508,000 for the year ended December 31, 2017 and approximately US$310,000 for the year ended December 31, 2018.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Deposit for purchasing of software technology

For further development of comprehensive value-added services to its customers, which are mostly SMEs, the Company made a deposit to an unrelated technical consulting entity of RMB15 million (approximately US$2.44 million) for the purchasing of software technology related to operation management applications for SMEs. As of the date hereof, the Company is trial testing these software applications, and is in the process of negotiations and determination of the transaction details. The Company expects to complete the trial testing of the software by the end of fiscal 2014 and consummate the transaction in March 2015.

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.11 million). The Company has paid the first installment of RMB5.2 million (approximately US$0.84 million). The transaction as contemplated under the contract is expected to be consummated in the first fiscal quarter of 2015.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2013 (audited)	11,450
Exchange translation adjustment	(79)
Balance as of September 30, 2014 (unaudited)	11,371

14.	Short-term bank loan

Short-term bank loan as of September 30, 2014 and December 31, 2013 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.8 million) borrowed by one of the Company’s VIEs from a major financial institution of China to supplement its short-term working capital needs. The short-term loan as of December 31, 2013 matured on July 31, 2014 and was renewed on September 30, 2014, which will mature on September 29, 2015. The interest rate of the current short-term bank loan is a floating lending rate, which is 40% over the benchmark rate of the People’s Bank of China (the “PBOC”). As of September 30, 2014, the interest rate of the short-term loan was 8.4%.

15.	Accrued payroll and other accruals

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	398	382
Accrued operating expenses	52	294
	450	676

16.	Due to noncontrolling interest of VIE

As of September 30, 2014, due to noncontrolling interest of VIE represented the outstanding balance of the short-term loan borrowed by one of the Company’s VIEs from its noncontrolling interest to supplement the short-term working capital needs of this VIE. The short-term loan is unsecured, interest free and is payable on demand.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	Due to former VIE

As of September 30, 2014, due to former VIE represented the outstanding balance of the former inter-company loan borrowed from the Company’s former VIE, which was disposed in late August 2014. This loan is unsecured, interest free and is required to be fully settled before June 30, 2015.

18.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the nine and three months ended September 30, 2014, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the nine and three months ended September 30, 2014 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●
Rise King WFOE was a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption for fiscal 2009 and 2010, and a 50% reduction of its applicable EIT rate, which was 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2013. The applicable income tax rate for Rise King WFOE is 25% after fiscal 2013. Therefore, for the nine and three months ended September 30, 2014, the applicable income tax rate for Rise King WFOE was 25%, for the nine and three months ended September 30, 2013, the applicable income tax rate for Rise King WFOE was 12.5%.

●
In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. Therefore, the applicable income tax rate of Business Opportunity Online was 15% for the nine and three months ended September 30, 2014 and 2013. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company believes that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014.

●
Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was 12.5% for the nine and three months ended September 30, 2014 and 2013. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for the nine and three months ended September 30, 2014 and 2013.

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

For the nine and three months ended September 30, 2014 and 2013, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiary and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the nine and three months ended September 30, 2014 and 2013, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

As of September 30, 2014 and December 31, 2013, taxes payable consists of:

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,174	2,343
Enterprise income tax payable	2,328	4,686
	3,502	7,029

For the nine and three months ended September 30, 2014, the decrease in taxes payable was primarily due to disposal of a VIE during the period.

For the nine and three months ended September 30, 2014 and 2013, the Company’s income tax benefit/(expense) consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	(380)	(1,165)	(3)	(460)
Deferred-PRC	419	696	162	259
	39	(469)	159	(201)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax liabilities at September 30, 2014 and changes for the nine months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2013 (audited)	1,439
Reversal during the period	(168)
Exchange translation adjustment	(10)
Balance as of September 30, 2014 (unaudited)	1,261

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in 2011. Reversal for the nine and three months ended September 30, 2014 of approximately US$168,000 and US$56,000, respectively, was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	4,849	3,899
Bad debts provision	1,119	1,594
Valuation allowance	(4,888)	(4,581)
	1,080	912

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	179	153
Deferred tax assets reclassified as non-current asset	901	759
	1,080	912

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$7,095,000 and US$6,840,000 at September 30, 2014 and December 31, 2013, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2034. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$12,103,000 and US$7,253,000 at September 30, 2014 and December 31, 2013, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2019. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$697,000 and US$125,000 valuation allowance for the nine and three months ended September 30, 2014, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

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

19.	Long-term borrowing from director

	September 30, 2014	December 31, 2013
	US$(’000)	US$(’000)
	(Unaudited)

Long-term borrowing from director	142	143

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

20.	Warrants

The Company issued warrants in its August 2009 Financing. The changes of the warrants during the nine months ended September 30, 2014 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2013 (audited)	2,363,456	$3.52	0.63	2,363,456	$3.52	0.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Expired	(2,363,456)			(2,363,456)
Balance, September 30, 2014 (unaudited)	-			-

All warrants outstanding as of December 31, 2013 expired on August 20, 2014.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Restricted Net Assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2014 and December 31, 2013, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was both approximately US$7.3 million.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2014 and December 31, 2013, there was approximately US$36.4 million and US$39.3 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million statutory reserve funds as of September 30, 2014 and December 31, 2013, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.3 million restricted net assets as of September 30, 2014 and December 31, 2013, as discussed above.

22.	Related party transactions

Revenue from related parties:

	Nine Months Ended September 30,
	2014	2013
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	239	213
-Beijing Fengshangyinli Technology Co., Ltd.	1	7
-Beijing Telijie Century Environmental Technology Co., Ltd.	-	94
	240	314

	Three Months Ended September 30,
	2014	2013
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	57	91
-Beijing Fengshangyinli Technology Co., Ltd.	-	1
-Beijing Telijie Century Environmental Technology Co., Ltd.	-	48
	57	140

23.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$424,000 and US$352,000 for the nine months ended September 30, 2014 and 2013, respectively. The total amounts for such employee benefits were approximately US$159,000 and US$121,000 for the three months ended September 30, 2014 and 2013, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of September 30, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China and Hong Kong Special Administrative Region of the PRC, which management believes are of high credit quality.

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

Concentration of customers

For the nine months ended September 30, 2014, two customers individually accounted for 29% and 17% of the Company’s sales, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the nine months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014, the same two customers individually accounted for 42% and 15% of the Company’s sales, respectively. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, two customers individually accounted for 18% and 10% of the Company’s accounts receivables, respectively. As of December 31, 2013, three customers individually accounted for 13%, 12% and 10% of the Company’s accounts receivables, respectively. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

Concentration of suppliers

For the nine months ended September 30, 2014, two suppliers individually accounted for 69% and 20% of the Company’s cost of sales, respectively. For the three months ended September 30, 2014, the same two suppliers individually accounted for 75% and 17% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the nine and three months ended September 30, 2014, respectively.

For the nine months ended September 30, 2013, three suppliers individually accounted for 34%, 26% and 14% of the Company’s cost of sales, respectively. For the three months ended September 30, 2013, two suppliers individually accounted for 47% and 14% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the nine and three months ended September 30, 2013, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25.	Commitments

The following table sets forth the Company’s operating lease commitment as of September 30, 2014:

Office Rental
US$(’000)
(Unaudited)
Three months ending December 31,
-2014	83
Year ending December 31,
-2015	343
-2016	83
Total	509

For the nine months ended September 30, 2014 and 2013, rental expenses under operating leases were approximately US$393,000 and US$379,000, respectively. For the three months ended September 30, 2014 and 2013, rental expenses under operating leases were approximately US$132,000 and US$130,000, respectively.

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.11 million) and the first installment of RMB5.2 million (approximately US$0.84 million) was paid in the first fiscal quarter of 2014. The transaction as contemplated under the contract is expected to be consummated in the first fiscal quarter of 2015 and the remaining unpaid contract amount is expected to be paid in the first fiscal quarter of 2015.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company currently cannot estimate the amount or range of possible losses from the litigations described above.

26.	Segment reporting

The Company follows ASC Topic 280 “Segment Reporting”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance.

Nine Months Ended September 30, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	21,777	4,806	207	821	-	-	27,611
Cost of sales	17,562	4,467	8	446	-	-	22,483
Total operating expenses	6,744	345	93	442	908 *	-	8,532
Depreciation and amortization expense included in total operating expenses	743	31	93	151	61	-	1,079
Operating income (loss)	(2,529)	(6)	106	(67)	(908)	-	(3,404)

Share of gain/(loss) in equity investment affiliates	-	-	-	51	(2)	-	49
Gain on disposal of VIE	266	-	-	-	-	-	266
Expenditure for long-term assets	1,072	-	-	3	12	-	1,087
Net income (loss)	(2,133)	(57)	106	(15)	(910)	-	(3,009)
Total assets – September 30, 2014	47,551	15,411	325	4,522	6,324	(21,659)	52,474
Total assets – December 31, 2013	51,324	17,022	420	4,524	7,065	(23,521)	56,834

*Including approximately US$25,000 share-based compensation expenses.

Three Months Ended September 30, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	9,969	1,812	69	217	-	-	12,067
Cost of sales	8,167	1,695	3	131	-	-	9,996
Total operating expenses	2,894	123	30	159	330 *	-	3,536
Depreciation and amortization expense included in total operating expenses	254	9	30	51	20	-	364
Operating income (loss)	(1,092)	(6)	36	(73)	(330)	-	(1,465)

Share of gain/(loss) in equity investment affiliates	-	-	-	107	-	-	107
Gain on disposal of VIE	266	-	-	-	-	-	266
Expenditure for long-term assets	222	-	-	2	-	-	224
Net income (loss)	(640)	(25)	36	42	(330)	-	(917)

*Including approximately US$8,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	15,318	5,687	211	2,206	-	-	23,422
Cost of sales	6,670	5,246	1	1,206	-	-	13,123
Total operating expenses	5,003	1,012	161	880	1,131 *	-	8,187
Depreciation and amortization expense included in total operating expenses	777	32	161	163	119	-	1,252
Operating income (loss)	3,645	(571)	49	120	(1,131)	-	2,112

Share of losses in equity investment affiliates	-	-	-	(129)	(41)	-	(170)
Expenditure for long-term assets	2,464	-	-	2	10	-	2,476
Net income (loss)	3,204	(616)	49	(44)	(1,048)	-	1,545

*Including approximately US$114,000 share-based compensation expenses.

Three Months Ended September 30, 2013 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	6,071	560	71	779	-	-	7,481
Cost of sales	2,406	503	1	456	-	-	3,366
Total operating expenses	1,729	257	56	329	368 *	-	2,739
Depreciation and amortization expense included in total operating expenses	261	7	56	54	34	-	412
Operating income (loss)	1,936	(200)	14	(6)	(368)	-	1,376

Share of losses in equity investment affiliates	-	-	-	(39)	(6)	-	(45)
Expenditure for long-term assets	1,611	-	-	2	3	-	1,616
Net income (loss)	1,694	(185)	14	(49)	(334)	-	1,140

*Including approximately US$94,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27.	Earnings per share

Basic and diluted earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss)/income attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$(2,906)	$1,623	$(907)	$1,159

Weighted average number of common shares outstanding - Basic	22,385,478	22,253,463	22,403,062	22,371,649
Effect of diluted securities:
Warrants and options	-	-	-	-
Weighted average number of common shares outstanding -Diluted	22,385,478	22,253,463	22,403,062	22,371,649

(Loss)/earnings per share-Basic	$(0.13)	$0.07	$(0.04)	$0.05
(Loss)/earnings per share-Diluted	$(0.13)	$0.07	$(0.04)	$0.05

For the nine and three months ended September 30, 2014, the diluted earnings per share calculation did not include the warrants and options outstanding during the periods, because their effect was anti-dilutive, as the Company incurred  losses during the periods.

For the nine and three months ended September 30, 2013, the diluted earnings per share calculation did not include the warrants and options outstanding during the periods, because these warrants and options were out-of-the-money, that if included would be anti-dilutive.

28.	Share-based compensation expenses

The Company renewed its engagement with MZHCI, LLP (“MZ-HCI”) to provide investor relations services for a twelve-month period commencing on January 1, 2014. As additional compensation, the Company granted 40,000 restricted shares of the Company’s common stock to MZ-HCI. These shares were valued at $0.84 per share, the closing bid price of the Company’s common stock on the date of grant. The related compensation expenses were amortized over the requisite service period. Total compensation expenses recognized for the services provided by MZ-HCI was US$25,200 and US$31,500 for the nine months ended September 30, 2014 and 2013, respectively. Total compensation expenses recognized for the services provided by MZ-HCI was US$8,400 and US$10,500 for the three months ended September 30, 2014 and 2013, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 30, 2011, under the Company’s 2011 Omnibus Securities and Incentive Plan, the Company issued its management, employees and directors in the aggregate of 885,440 options to purchase up to the same number of the company’s common stock at an exercise price of US$1.20 per share. These options were fully vested and exercisable upon issuance and subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. Unexercised options will expire on November 29, 2021.

Options issued and outstanding at September 30, 2014 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2013 (audited)	939,440	7.51	$1.42	939,440	7.51	$1.42
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2014 (unaudited)	939,440	6.76	$1.42	939,440	6.76	$1.42

The aggregate unrecognized share-based compensation expenses as of September 30, 2014 and 2013 is approximately US$9,000 and US$11,000, respectively.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period”. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. For all entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.	RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$27,371	$23,108	$12,010	$7,341
From related parties	240	314	57	140
	27,611	23,422	12,067	7,481
Cost of sales	22,483	13,123	9,996	3,366
Gross margin	5,128	10,299	2,071	4,115

Operating expenses
Sales and marketing expenses	4,092	2,007	1,997	617
General and administrative expenses	3,023	4,690	1,014	1,544
Research and development expenses	1,417	1,490	525	578
	8,532	8,187	3,536	2,739

(Loss)/income from operations	(3,404)	2,112	(1,465)	1,376

Other income (expenses)
Interest income	91	94	31	30
Interest expense	(38)	(10)	(6)	(10)
Gain on disposal of VIE	266	-	266	-
Other expenses	(12)	(12)	(9)	(10)
	307	72	282	10
(Loss)/income before income tax expense, equity method investments and noncontrolling interests	(3,097)	2,184	(1,183)	1,386
Income tax benefit/(expense)	39	(469)	159	(201)
(Loss)/income before equity method investments and noncontrolling interests	(3,058)	1,715	(1,024)	1,185
Share of gain/(loss) in equity investment affiliates	49	(170)	107	(45)
Net (loss)/income	(3,009)	1,545	(917)	1,140
Net loss attributable to noncontrolling interests	103	78	10	19
Net (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(2,906)	$1,623	$(907)	$1,159

(Loss)/earnings per share
(Loss)/earnings per common share
Basic	$(0.13)	$0.07	$(0.04)	$0.05
Diluted	$(0.13)	$0.07	$(0.04)	$0.05

Weighted average number of common shares outstanding:
Basic	22,385,478	22,253,463	22,403,062	22,371,649
Diluted	22,385,478	22,253,463	22,403,062	22,371,649

Revenue

The following tables set forth a breakdown of our total revenue, divided into six categories for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2014		2013
	(Amounts expressed in thousands of US dollars, except percentages)
Revenue type

Internet advertisement and related services	$21,777	78.9%	$15,318	65.4%
-Internet advertisement	13,073	47.3%	15,015	64.1%
-Technical services	562	2.1%	303	1.3%
-Search engine marketing service	8,142	29.5%	-	-
TV advertisement	4,806	17.4%	5,687	24.3%
Bank kiosks	207	0.7%	211	0.9%
Brand management and sales channel building	821	3.0%	2,206	9.4%
Total	$27,611	100%	$23,422	100%

	Three Months Ended September 30,
	2014		2013
	(Amounts expressed in thousands of US dollars, except percentages)
Revenue type

Internet advertisement and related services	$9,969	82.6%	$6,071	81.2%
-Internet advertisement	4,619	38.3%	5,969	79.8%
-Technical services	325	2.7%	102	1.4%
-Search engine marketing service	5,025	41.6%	-	-
TV advertisement	1,812	15.0%	560	7.5%
Bank kiosks	69	0.6%	71	0.9%
Brand management and sales channel building	217	1.8%	779	10.4%
Total	$12,067	100%	$7,481	100%

Total Revenues: For the nine months ended September 30, 2014, our total revenues increased to US$27.61 million from US$23.42 million for the nine months ended September 30, 2013. For the three months ended September 30, 2014, our total revenues increased to US$12.07 million from US$7.48 million for the three months ended September 30, 2013. The increase in our total revenues for the nine and three months ended September 30, 2014 was primarily due to the increase in our search engine marketing service revenue during the periods, which is discussed in detail in our revenue analysis section below.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related value-added technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. Beginning in the second fiscal quarter of 2014, we elaborated an existing stream of internet marketing service by providing enhanced third-party search engine marketing (“SEM”) services to the SMEs as a strategic supplement to the internet advertising services provided to our customers. We also derive revenue from the sale of advertising time purchased from different provincial satellite TV stations. Our advertising services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated advertising clients. For the nine and three months ended September 30, 2014 and 2013, our service revenue from related parties in the aggregate was less than 2% of the total revenue for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net (loss)/income generated from each of our VIEs and subsidiaries for the nine and three months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	562	-	-	562
Business Opportunity Online and subsidiaries	26,602	240	-	26,842
Beijing CNET Online and subsidiaries	207	-	-	207
Total revenue	27,371	240	-	27,611

For the three months ended September 30, 2014:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	325	-	-	325
Business Opportunity Online and subsidiaries	11,616	57	-	11,673
Beijing CNET Online and subsidiaries	69	-	-	69
Total revenue	12,010	57	-	12,067

For the nine months ended September 30, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	2	560
Business Opportunity Online and subsidiaries	22,473	4,369
Beijing CNET Online and subsidiaries	8	199
Total	22,483	5,128

For the three months ended September 30, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	1	324
Business Opportunity Online and subsidiaries	9,992	1,681
Beijing CNET Online and subsidiaries	3	66
Total	9,996	2,071

For the nine months ended September 30, 2014:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(423)
Business Opportunity Online and subsidiaries	(2,215)
Beijing CNET Online and subsidiaries	(81)
Shanghai Jing Yang	(35)
ChinaNet Online Holdings, Inc.	(255)
Total net loss before allocation to the noncontrolling interest	(3,009)

For the three months ended September 30, 2014:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(132)
Business Opportunity Online and subsidiaries	(616)
Beijing CNET Online and subsidiaries	(31)
Shanghai Jing Yang	(16)
ChinaNet Online Holdings, Inc.	(122)
Total net loss before allocation to the noncontrolling interest	(917)

For the nine months ended September 30, 2013:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	160	143	-	303
Business Opportunity Online and subsidiaries	17,262	171	-	17,433
Beijing CNET Online and subsidiaries	5,686	-	-	5,686
Total revenue	23,108	314	-	23,422

For the three months ended September 30, 2013:
Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Revenue from inter- company	Total
	($’000)	($’000)	($’000)	($’000)

Rise King WFOE	54	48	-	102
Business Opportunity Online and subsidiaries	6,722	92	-	6,814
Beijing CNET Online and subsidiaries	565	-	-	565
Total revenue	7,341	140	-	7,481

For the nine months ended September 30, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	2	301
Business Opportunity Online and subsidiaries	8,713	8,720
Beijing CNET Online and subsidiaries	4,408	1,278
Total	13,123	10,299

For the three months ended September 30, 2013:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	2	100
Business Opportunity Online and subsidiaries	3,071	3,743
Beijing CNET Online and subsidiaries	293	272
Total	3,366	4,115

For the nine months ended September 30, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(873)
Business Opportunity Online and subsidiaries	3,091
Beijing CNET Online and subsidiaries	(262)
Shanghai Jing Yang	(4)
ChinaNet Online Holdings, Inc.	(407)
Total net income before allocation to the noncontrolling interest	1,545

For the three months ended September 30, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE	(280)
Business Opportunity Online and subsidiaries	1,750
Beijing CNET Online and subsidiaries	(169)
Shanghai Jing Yang	(2)
ChinaNet Online Holdings, Inc.	(159)
Total net income before allocation to the noncontrolling interest	1,140

Management considers revenues generated from internet advertising, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●
Internet advertising revenues for the nine months ended September 30, 2014 were approximately US$13.07 million as compared to approximately US$15.02 million for the same period in 2013, representing a 13% decrease. For the three months ended September 30, 2014 and 2013, internet advertising revenue was approximately US$4.62 million and US$5.97 million, respectively, representing a 23% decrease. The decrease in internet advertising revenue for the nine and three months ended September 30, 2014 was primarily due to a decrease in number of customers during the periods as compared to the same periods last year. The decrease in number of customers for the nine and three months ended September 30, 2014 was primarily due to the fact that (1) we have placed persistent efforts in integrating and upgrading our internet advertising and marketing services to our SME customers, and during the process, we have gradually eliminated some smaller customers with insufficient spending on our services and concentrated our resources on increasing the cooperation with larger SME customers who have better brand awareness. As a result, despite the decrease in our total number of customers as compared to the same periods of last year, the number of larger customers served by liansuo.com, our premium advertising and marketing web portal continued to increase since established; (2) we are still in the recovery phase from the internal technical management deficiency detected in the fourth fiscal quarter of 2013- one of the technical staff stole and intercepted our websites visitors’ message and information from our database for his own benefit- which damaged the effectiveness of our online advertising platform and its ability to satisfy the overall advertising effects expected by our clients for a certain time of period. As a result, the confidence of some of our customers relating to the effectiveness of our online advertising portals was also harmed; and (3) experienced intensified competition in the industry and customers’ hesitation on investing in advertising and marketing expenses. In response to this situation, we increased our investment in brand building and new marketing service activities, and expanded our existing stream of internet marketing services by providing enhanced search engine marketing services to our customers, which as an important strategic supplement, will direct our customers to use our internet advertising and marketing services through various platforms, thereby increasing our recurring revenues and number of customers in the future.

●
Revenues generated from technical services provided by Rise King WFOE were US$0.56 million for the nine months ended September 30, 2014 as compared to US$0.30 million for the same period in 2013. For the three months ended September 30, 2014 and 2013, revenues generated from technical services were approximately US$0.33 million and US$0.10 million, respectively. Due to unexpected economic difficulties and the overall economic downturn in China from the second half of 2011, with no significant improvement afterwards, many of our clients, including our branded clients, who are mostly SMEs, reduced their advertising spending significantly. A majority of our clients cancelled the subscription of these services and only continued their basic internet advertising service, which was recorded as internet advertising revenue discussed above. As there was no significant improvement in the overall economic in China for the past three years, our technical services revenue generated by Rise King WFOE was insignificant for the nine and three months ended September 30, 2014 and 2013.

●
Revenue generated from search engine marketing services for the nine and three months ended September 30, 2014 was approximately US$8.14 million and US$5.03 million, respectively. This enhanced third-party search engine marketing service is designed to help our customers select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our customers’ business promotion on both mobile and PC searches. Management believes this service will be an effective supplement to the internet advertising services provided to our customers, and will help increase overall customer satisfaction, thereby increasing recurring revenues and number of customers from online advertising and marketing in the future.

●
Our TV advertising revenue decreased to US$4.81 million for the nine months ended September 30, 2014 from US$5.69 million for the same period in 2013. For the three months ended September 30, 2014, our TV advertising revenue increased to US$1.81 million from US$0.56 million for the same period in 2013. The decrease in TV advertising revenue for the nine months ended September 30, 2014 was primarily due to the adoption of a restriction notice to TV shopping infomercials broadcasted in provincial satellite television station, issued by SARFT in October 2013, which further restricts the content, air time and duration of these infomercials. The increase in TV advertising revenue for the three months ended September 30, 2014 as compared to that for the same period in 2013 reflected the effective efforts made by the management in response to the adverse effects of the restriction notice adopted as discussed above. This restriction notice has had and may continue to have adverse impacts on the demands of our TV advertising service. In response to these restrictions, management plans to cooperate with the television stations to develop and produce new form of TV program which will replace TV shopping infomercials to help our clients raise their brand and product awareness, and to develop non-TV shopping advertising customers. We will continue to monitor our customers’ needs for TV advertising services in order to improve the profitability of this business segment in future periods.

●
For the nine months ended September 30, 2014 and 2013, we earned both US$0.21 million of revenue from our bank kiosk business segment. For the three months ended September 30, 2014 and 2013, we earned approximately US$0.07 million of revenue from our bank kiosk business segment. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is expanding our internet business. It was not a significant contributor to revenue for the nine and three months ended September 30, 2014 or 2013. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will need to be fully integrated into the overall advertising and marketing platform.

●
For the nine months ended September 30, 2014, we achieved approximately US$0.82 million service revenue from our brand management and sales channel building segment as compared to US$2.21 million service revenue generated in the same period of 2013. For the three months ended September 30, 2014, we achieved approximately US$0.22 million service revenue from this segment as compared to US$0.78 million service revenue generated in the same period of 2013. Due to the slow recovery of economy in 2014 and tightening of our customers’ advertising budget, we do not expect prompt recovery in this business segment in 2014.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into six segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2014			2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement and related services	$21,777	$17,562	19%	$15,318	$6,670	56%
-Internet advertisement	13,073	9,655	26%	15,015	6,668	56%
-Technical services	562	2	100%	303	2	99%
-Search engine marketing service	8,142	7,905	3%	-	-	-
TV advertisement	4,806	4,467	7%	5,687	5,246	8%
Bank kiosk	207	8	96%	211	1	100%
Brand management and sales channel building	821	446	46%	2,206	1,206	45%
Total	$27,611	$22,483	19%	$23,422	$13,123	44%

	Three Months Ended September 30,
	2014			2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement and related services	$9,969	$8,167	18%	$6,071	$2,406	60%
-Internet advertisement	4,619	3,287	29%	5,969	2,404	60%
-Technical services	325	1	100%	102	2	98%
-Search engine marketing service	5,025	4,879	3%	-	-	-
TV advertisement	1,812	1,695	6%	560	503	10%
Bank kiosk	69	3	96%	71	1	99%
Brand management and sales channel building	217	131	40%	779	456	41%
Total	$12,067	$9,996	17%	$7,481	$3,366	55%

Cost of revenues: Our total cost of revenues increased to US$22.48 million for the nine months ended September 30, 2014 from US$13.12 million for the same period in 2013. For the three months ended September 30, 2014, our total cost of revenues increased to US$10.00 million from US$3.37 million for the same period in 2013. Our cost of revenues related to our advertising and marketing services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations and direct labor cost associated with providing services.

●
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the nine months ended September 30, 2014 and 2013, our total cost of sales for internet advertising was US$9.66 million and US$6.67 million, respectively. For the three months ended September 30, 2014 and 2013, our total cost of sales for internet advertising was US$3.29 million and US$2.40 million, respectively. The increase in our internet advertising cost for the nine and three months ended September 30, 2014 was primarily due to (1) continuously increasing internet advertising resources costs at a rate of 5%-15% per annum due to the overall decrease in demand of TV advertising and other traditional advertising media and stronger bargaining power of key search engines in China; and (2) intensified competition in the industry, which resulted in the increased costs. As a result, our gross profit ratio for internet advertising revenue decreased to 26% and 29% for the nine and three months ended September 30, 2014, respectively, compared to 56% and 60% for the same periods last year, respectively.

●
Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to customers as described above. We normally charge our customers service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the nine and three months ended September 30, 2014 was approximately 3%.

●
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from provincial satellite TV stations in China and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$4.47 million and US$5.25 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, our TV advertisement time cost was approximately US$1.70 million and US$0.50 million, respectively. The fluctuations of our total TV advertisement time cost were consistent with the fluctuations of our TV advertising revenue for the nine and three months ended September 30, 2014, compared to that in the same periods of 2014, as discussed above. Gross margin of this business segment was 7% and 6% for the nine and three months ended September 30, 2014, respectively, compared to 8% and 10% for the nine and three months ended September 30, 2013, respectively.

●	Cost recognized for our brand management and sales channel building business segment mainly consisted of director labor cost for providing these services to our customers.

Gross Profit

As a result of the foregoing, our gross profit was US$5.13million and US$10.30 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, our gross profit was US$2.07 million and US$4.12 million, respectively. Our overall gross margin decreased to 19% and 17% for the nine and three months ended September 30, 2014, respectively, compared to 44% and 55% for the same periods in 2013, respectively. The decrease was a direct result of the decrease in the gross margin of our internet advertising segment to 26% and 29% for the nine and three months ended September 30, 2014, compared to 56% and 60% for the same periods of last year, respectively, which was primarily due to the decrease in sales and increase in the related cost of sales of this business during the periods, as discussed above.

Operating Expenses and Net (Loss)/Income

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2014		2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$27,611	100%	$23,422	100%
Gross Profit	5,128	19%	10,299	44%
Sales and marketing expenses	4,092	15%	2,007	9%
General and administrative expenses	3,023	11%	4,690	20%
Research and development expenses	1,417	5%	1,490	6%
Total operating expenses	$8,532	31%	$8,187	35%

	Three Months Ended September 30,
	2014		2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$12,067	100%	$7,481	100%
Gross Profit	2,071	17%	4,115	55%
Sales and marketing expenses	1,997	17%	617	8%
General and administrative expenses	1,014	8%	1,544	21%
Research and development expenses	525	4%	578	8%
Total operating expenses	$3,536	29%	$2,739	37%

Operating Expenses:   Our operating expenses increased to US$8.53 million for the nine months ended September 30, 2014 from US$8.19 million for the same period of 2013. For the three months ended September 30, 2014, our operating expenses increased to US$3.54 million from US$2.74 million for the same period of 2013.

●
Sales and marketing expenses: Sales and marketing expenses increased to US$4.10 million for the nine months ended September 30, 2014 from US$2.01 million for the same period of 2013. For the three months ended September 30, 2014, sales and marketing expense increased to US$2.00 million, compared to US$0.62 million for the same period last year. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the nine months ended September 30, 2014, the change in our selling expenses was primarily due to the following reasons: (1) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.08 million due to a new office established; (2) the decrease in website server hosting and broadband leasing expense of approximately US$0.12 million due to more favorable contract terms negotiated with the service provider; and (3) the increase in our brand marketing expenses of approximately US$2.12 million. During the nine and three months ended September 30, 2014, the increase in our brand marketing expense was paid to search engines for the promotion of our websites and new services. Due to increasing competition in the industry and in order to strengthen our brand image and awareness, management considered it to be necessary to increase brand building expenses for our operating websites, as well as new services introduced to our customers. Through the SEM technology, we bid on various key words to direct more internet traffic to our main business portals such as 28.com and Liansuo.com. We will also continue to actively participate in both domestic and international SME exhibitions and in government supported employment promotion programs, which are considered cost-effective ways to build our brand. For the three months ended September 30, 2014, the reason for the increase in our selling expenses was primarily due to the increase in brand marketing expense as discussed above.

●
General and administrative expenses: General and administrative expenses decreased to US$3.02 million for the nine months ended September 30, 2014 from US$4.69 million for the same period in 2013. For the three months ended September 30, 2014, our general and administrative expenses decreased to US$1.01 million from US$1.54 million for the same period last year. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the nine months ended September 30, 2014, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: salary and staff benefits, office supplies, travelling expenses and entertainment expenses of approximately US$0.28 million, due to the cost reduction plan executed by management; and (2) the decrease in allowance for doubtful accounts of approximately US$1.14 million; and (3) the decrease in professional service (such as: investor relations, legal, etc.) charges of approximately US$0.25 million, primarily due to decrease in the related services required from these parties as compared to the same period last year. For the three months ended September 30, 2014, the reasons for the decrease in our general and administrative expenses were similar to those discussed for the nine months ended September 30, 2014.

●
Research and development expenses: Research and development expenses were US$1.42 million and US$1.49 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, research and development expenses were US$0.53 million and US$0.58 million, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

(Loss)/income from operations: As a result of the foregoing, for the nine and three months ended September 30, 2014, our net loss from operations was approximately US$3.40 million and US$1.47 million, respectively. Our income from operations was approximately US$2.11 million and US$1.38 million for the nine and three months ended September 30, 2013, respectively.

Interest income: For the nine and three months ended September 30, 2014 and 2013, interests income earned was primarily contributed from the approximately US$3.4 million of term deposit we placed in a major financial institution in the PRC.

Interest expense: For the nine and three months ended September 30, 2014 and 2013, interests expenses we paid were primarily related to the approximately US$0.8 million of short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs.

Gain on disposal of VIE: In late August 2014, upon completion of the integration of our former VIE, Sou Yi Lian Mei’s operations by transferring all of its business activities and resources of into other internet advertising and marketing companies of us (excluding tangible assets and liabilities incurred), we disposed Sou Yi Lian Mei accordingly. We recognized an approximately US$0.27 million of gain on disposal of this VIE, which reflected the difference between the fair value of consideration and the carrying amount of the former VIE’s tangible assets and liabilities that were not retained as of the date of disposal.

(Loss)/income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, for the nine and three months ended September 30, 2014, our loss before income tax expense, equity method investments and noncontrolling interests was approximately US$3.10 million and US$1.18 million respectively. Our income before income tax expense, equity method investments and noncontrolling interests was approximately US$2.18 million and US$1.39 million for the nine and three months ended September 30, 2013, respectively.

Income Tax benefit/(expense): We recognized a net income tax benefit of approximately US$0.04 million and US$0.16 million for the nine and three months ended September 30, 2014, respectively. For the nine and three months ended September 30, 2014, current income tax expense was approximately US$0.38 million and US$0.003 million, respectively. For the nine months ended September 30, 2014, our net income tax benefit included an approximately US$0.42 million deferred income tax benefit, of which approximately US$0.17 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.25 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended September 30, 2014, our net income tax benefit also included an approximately US$0.16 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.10 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

We recognized a net income tax expense of approximately US$0.47 million and US$0.20 million for the nine and three months ended September 30, 2013, respectively. For the nine and three months ended September 30, 2013, current income tax expense was approximately US$1.17 million and US$0.46 million, respectively. For the nine months ended September 30, 2013, our net income tax expense also included an approximately US$0.70 million deferred income tax benefit, of which approximately US$0.17 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.53 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of reversals resulted from net income generated during the period. For the three months ended September 30, 2013, our net income tax expense also included an approximately US$0.26 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in 2011 and approximately US$0.20 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

(Loss)/income before equity method investments and noncontrolling interests: As a result of the foregoing, our loss before equity method investments and noncontrolling interests was approximately US$3.06 million and US$1.02 million for the nine and three months ended September 30, 2014, respectively. Our income before equity method investments and noncontrolling interests was approximately US$1.72 million US$1.19 million for the nine and three months ended September 30, 2013, respectively.

Share of gain/(loss) in equity investment affiliates: For the nine and three months ended September 30, 2014 and 2013, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the nine and three months ended September 30, 2014, we recognized our pro-rata share of gain in Zhao Shang Ke Hubei of approximately US$0.05 million and US$0.11 million, respectively, and recognized our pro-rata share of loss in Shenzhen Mingshan of approximately US$0.002 and US$nil, respectively. Given the foregoing, net amount of gain in equity investment affiliates recognized was US$0.05 million and US$0.11 million for the nine and three months ended September 30, 2014, respectively. For the nine and three months ended September 30, 2013, we recognized our pro-rata share of losses in these two affiliates of approximately US$0.17 million and US$0.05 million, respectively.

Net (loss)/income: As a result of the foregoing, our net loss for the nine and three months ended September 30, 2014 was approximately US$3.01 million and US$0.92 million, respectively. Our net income for the nine and three months ended September 30, 2013 was approximately US$1.55 million and US$1.14 million, respectively.

Net loss attributable to noncontrolling interests: Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In September 2013, we acquired the remaining 49% equity interest in Sheng Tian Hubei and Sheng Tian Hubei became a wholly-owned VIE of ours accordingly. For the nine and three months ended September 30, 2014, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.10 million and US$0.01 million, respectively. For the nine and three months ended September 30, 2013, the aggregate net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia and Sheng Tian Hubei was approximately US$0.08 million and US$0.02 million, respectively.

Net (loss)/income attributable to ChinaNet Online Holdings, Inc.: Total net (loss)/income as adjusted by the net loss attributable to the noncontrolling interest as discussed above yields the net (loss)/income attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$2.91 million and US$0.91 million for the nine and three months ended September 30, 2014, respectively. For the nine and three months ended September 30, 2013, net income attributable to ChinaNet Online Holdings, Inc. was approximately US$1.62 million and US$1.16 million, respectively.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2014, we had cash and cash equivalents of approximately US$1.90 million and we also have approximately US$3.44 million of term deposit placed in one of the major financial institutions in China which will expire in July 2015.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	(958)	2,812
Net cash used in investing activities	(775)	(4,276)
Net cash provided by financing activities	212	804
Effect of foreign currency exchange rate changes on cash	(23)	110
Net decrease in cash and cash equivalents	(1,544)	(550)

Net cash (used in)/provided by operating activities:

For the nine months ended September 30, 2014, our net cash used in operating activities of approximately US$0.96 million were primarily attributable to:

(1)
net loss excluding an approximately US$0.42 million net deferred income tax benefit, a US$1.06 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of gain in equity investment affiliates, a US$0.27 million gain on disposal of VIE and a reversal of approximately US$0.12 million allowance for doubtful accounts, of approximately US$2.76 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided decreased by approximately US$4.49 million;

-
other receivable decreased by approximately US$1.84 million, primarily due to the partial collection of the marketing-related loan made for the production of the TV series “Xiao Zhan Feng Yun”, loan to unrelated entities and receivables on disposal of VIEs;

-	accounts payable and other payables increased by approximately US$0.39 million;

-	advance from customers increased by approximately US$0.46 million and

-	taxes payable increased by approximately US$0.11 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers increased by approximately US$5.25 million for the purchasing of internet resources and TV advertising slots;

-	accruals decreased by approximately US$0.19 million, and

-	other current assets increased by approximately US$0.06 million.

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

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$0.10 million primarily due to the collection of loan made to “Xiao Zhan Feng Yun” project;

-	other current assets decreased by approximately US$0.09 million;

-	accounts payable increased by approximately US$0.28 million;

-	advances from customers increased by approximately US$0.39 million; and

-	taxes payable increased by approximately US$1.31 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$2.49 million;

-	prepayment to suppliers increased by approximately US$0.13 million; and

-	accrued expense and other payables decreased by approximately US$0.15 million.

Net cash used in investing activities:

For the nine months ended September 30, 2014, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.24 million for purchase of general office equipment and decoration of a new established office; (2) we prepaid approximately US$0.85 million for the development of software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of our network system; (3) we collected approximately US$0.67 million of short-term loan that we lent to an unrelated entity in last year; and (4) the cash effect of deconsolidation of a VIE in late August 2014 of approximately US$0.36 million. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.78 million for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.1 million for purchasing of general office equipment; (2) for further development of comprehensive value-added services to our customers, which are mostly SMEs in China, we made a deposit to an unrelated technical consulting entity of approximately US$2.41 million for the purchasing of software technology that related to operation management applications for SMEs. As of the date that the financial statements are issued, we are trial testing these software applications, and are in the process of negotiations and determination of the transaction details, we expect to complete the trial testing of the software by the end of fiscal 2014 and consummate this transaction in March 2015; and (3) we paid approximately US$1.77 million to settle the outstanding payment for the acquisition equity interests in VIEs. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$4.28 million for the nine months ended September 30, 2013.

Net cash provided by financing activities:

For the nine months ended September 30, 2014, our cash provided by financing activities included the following transactions: (1) we repaid our short-term bank loan of approximately US$0.81 million that matured on July 31, 2014; (2) we renew the short-term bank loan of approximately US$0.81 million on September 30, 2014, which will expire on September 29, 2015; (3) we borrowed approximately US$0.72 million from the noncontrolling interest of one of our VIEs to supplement the short-term working capital needs of this VIE; (4) we repaid approximately US$0.02 million during the period to this noncontrolling interest of our VIE; and (5) we repaid approximately US$0.49 million of the former inter-company loan to our former VIE, which was disposed in late August 2014. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$0.21 million for the nine months ended September 30, 2014.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of September 30, 2014 and December 31, 2013, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was both approximately US$7.3 million.

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

As of September 30, 2014 and December 31, 2013, there were approximately US$36.4 million and US$39.3 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million statutory reserve funds as of September 30, 2014 and December 31, 2013, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.3 million restricted net assets as of September 30, 2014 and December 31, 2013, as discussed above.

C.	OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

As reported in Item 4 of our Quarterly Report on Form 10-Q filed with the SEC on August 19, 2014, we determined that the following material weaknesses in internal control over financial reporting existed as of June 30, 2014:

We were unable to timely file our periodic reports with the SEC due to the fact that we failed to maintain a well-established contingency plan to promptly react to the absence of a primary member of management responsible for the organization, coordination and supervision of our external reporting processes.

During the nine months ended September 30, 2014, we implemented the following measures to strengthen our internal controls:

●
we developed a contingency plan to react to unexpected situations that may result in the absence of management members who have a significant role in our internal control over financial reporting to ensure that material information we must disclose in our periodic reports is recorded, processed, summarized and filed or submitted on a timely basis;

●	we arranged for additional experienced staff members to join our external reporting team to ensure a timely, accurate and adequate disclosure in our periodic reports; and

●
we also provided training to our accounting team and other relevant personnel on various relevant topics that relate to U.S. GAAP accounting and reporting guidance applicable to our financial statements and implementation of our internal control over financial reporting.

Our management will continue to evaluate the effectiveness of our overall control environment and will continue to refine existing controls as they, in conjunction with the Audit Committee of our Board of Directors, Chief Executive Officer and Chief Financial Officer, consider necessary.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed these issues and remediation efforts in detail with the Audit Committee of our Board of Directors.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 19, 2014	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)