Form 10-K
period 2014-12-31
ChinaNet Online Holdings, Inc.
filed 2015-04-15
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
Yes ☐   No ☒

The aggregate market value of the 14,494,588 shares of common equity stock held by non-affiliates of the Registrant was approximately $11,885,562 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.82 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 14, 2015 was 29,230,130.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I.

ITEM 1	BUSINESS

We are a holding company that conducts our primary businesses through our PRC subsidiary and operating entities (the “VIEs”). We are one of China’s leading business-to-businesses (“B2B”), fully integrated Internet technology company providing online-to-offline (O2O) sales channel expansion services for small and medium-sized enterprises (SMEs) and entrepreneurial management and networking services for entrepreneurs in the People's Republic of China. Our services were founded on proprietary internet and advertising technologies that include (i) preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, (ii) hosting mini-sites with online messaging and consulting functionalities, (iii) generating effective sales leads, (iv) providing search engine marketing services; and (v) providing online management tools to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop O2O sales channel expansion services provider to SMEs and entrepreneurial management and networking services for entrepreneurs in China. We expect to grow from a business opportunities platform to a comprehensive one on one digital advertising and marketing services provider with a total solution for the business to business to customer (“B2b2c”) ecosystem, helping businesses expand sales and customers through mobile and Internet.

We primarily operate a one-stop services for our clients on our integrated service platforms, primarily including multi-channel advertising and promotion platform, brand management and sales channel building platform and management tools platform. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals, including www.28.com (“28.com”), www.liansuo.com (“liansuo.com”) and www.sooe.cn (“sooe.cn”), ChinaNet TV as our TV production and advertising unit and the bank kiosk advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile, television, bank kiosks and printed-medias to maximize market exposure and effectiveness for our clients. Our band management and sales channel building platform consists of our brand consulting and management service and offline sales channel expansion service, which is to physically help small businesses to recruit dealers, wholesalers, partners or franchisees based on their business needs. Management tools platform consists of a mobile-based sales and administrative management tools specifically designed for small business in China to match their simplicity.

We derive our revenue principally by:

●	selling internet advertising space on our website portals and effective sales lead information;

●	selling value-added technical services to our clients through the internet advertising management systems and platforms developed and managed by us;

●	providing search engine marketing services to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches;

●	selling advertising time slots on our television shows and on our installed bank kiosks; and

●	providing brand management and sales channel building services to a certain group of clients.

The five largest industries in terms of revenue in which our advertising and marketing clients operate are (1) food and beverage, (2) cosmetics and health care, (3) footwear, apparel and garments, (4) environmental protection equipment, and (5) home goods and construction materials. Total revenue from these industries together accounted for approximately 83% of our revenue in 2014.

For the year ended December 31, 2014, we generated total revenues of US$38.90 million, compared to US$30.30 million in 2013, and incurred a net loss (after allocation to the noncontrolling interest shareholders) of US$13.74 million, compared to a net loss (after allocation to the noncontrolling interest shareholders) of US$0.23 million in 2013. Excluding the approximately US$4.72 million of share-based compensation expenses recognized in relation to the restricted common stock and common stock purchase options granted to our management, employees and directors in December 2014, our adjusted net loss (after allocation to the noncontrolling interest shareholders) was US$9.02 million for the year ended December 31, 2014. For the year ended December 31, 2014, we also recognized approximately US$5.64 million of impairment losses in relation to the goodwill and intangible assets identified through various business combination transactions consummated in prior years, with no comparable losses recognized for the year ended December 31, 2013.

Our Corporate History, Background, Subsidiaries, Variable Interest Entities (VIEs) and Equity Investment Affiliates

As of December 31, 2014, our corporate structure is set forth below:
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

The Foreign Investment Industrial Guidance Catalogue jointly issued by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission in 2007, which latest amendment became effective on April 10, 2015, classified various industries/business into three different categories: (i) encouraged for foreign investment, (ii) restricted to foreign investment and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed to be industries/business permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership.

The business of the PRC Operating Entities falls under the class of a business that provides Internet content or information services, a type of value added telecommunication services, for which restrictions upon foreign ownership apply. The latest Foreign Investment Industrial Guidance Catalogue, which became effective in April 2015, retains the restrictions on foreign ownership related to value added telecommunication services.  As a result, Rise King WFOE is not allowed to do the business the PRC Operating Entities companies are currently pursuing. Advertising business is open to foreign investment but one of the requirements is that the foreign investors of a WFOE shall have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“SAIC”) on August 22, 2008. Rise King WFOE is not allowed to engage in the advertising business because its shareholder, China Net HK, does not meet such requirements. In order to control the business and operations of the PRC Operating Entities, and consolidate the financial results of the two companies in a manner that does not violate current PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Entities. The Contractual Agreements allow us, through Rise King WFOE, to, among other things, secure significant rights to influence the two companies’ business operations, policies and management, approve all matters requiring shareholder approval, and receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They have also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content or information services in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

Each of the PRC Shareholders entered into a share transfer agreement (the “Share Transfer Agreement”) with Mr. Yang Li, the sole shareholder of Rise King Investment Limited, a British Virgin Islands company (“Rise King BVI”), which was a 55% shareholder of China Net BVI at that time. In entering into the Share Transfer Agreement, Ms. Li Sun was acting as the nominee of Mr. Zhige Zhang, our chief financial officer. Mr. Zhang did not report his indirect ownership of ChinaNet BVI’s common stock by virtue of Ms. Li acting as his nominee on his original Form 3 filed with the SEC. The PRC Shareholders were granted the incentive options for the contributions that they made and continue to make to Rise King BVI. Under the Share Transfer Agreements Mr. Li granted each of the PRC Shareholders an option to acquire, in the aggregate 10,000 shares of Rise King BVI, representing 100% of the issued and outstanding shares of Rise King BVI, provided that certain financial performance thresholds were met by the China Net BVI Companies. The Share Transfer Agreement was formalized and entered into on April 28, 2009. There is no prohibition under PRC laws for the PRC Shareholders to earn an interest in Rise King BVI after the PRC Restructuring is consummated in compliance with PRC law.

Pursuant to the Share Transfer Agreement, the Option Shares vest and become exercisable in one-third increments upon the China Net BVI Companies attaining consolidated gross revenue performance targets for fiscal 2009, the six month period ended June 30, 2010 and the six month period ended December 31, 2010 of RMB100 million, RMB60 million and RMB60 million, respectively. If China Net BVI Companies achieve the performance targets the exercise price will be $1.00 per share. If the targets are not met, the exercise price will be $2.00 per share. As of February 14, 2011, 100% of the Option Shares were exercisable. On March 30, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang. On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise price of $1.00 per share to Mr. Yang Li. As a result of this exercise, Mr. Cheng, Mr. Liu and Mr. Zhang became the shareholders of Rise King BVI. As of April 14, 2015, through Rise King BVI, Mr. Cheng, Mr. Liu and Mr. Zhang collectively hold 26% of the issued and outstanding shares of our common stock.

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

Share Exchange

On June 26, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) ChinaNet BVI, (ii) ChinaNet BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “ChinaNet BVI Shareholders”), who together own shares constituting 100% of the issued and outstanding ordinary shares of ChinaNet BVI (the “ChinaNet BVI Shares”), and (iii) G. Edward Hancock, the former principal stockholder of the Company. Pursuant to the terms of the Exchange Agreement, the ChinaNet BVI Shareholders transferred to the Company all of the ChinaNet BVI Shares in exchange for the issuance of 13,790,800 (the “Exchange Shares”) shares of Common Stock (the “Share Exchange”). As a result of the Share Exchange, ChinaNet BVI became a wholly owned subsidiary of our company and we are now a holding company, which, through certain contractual arrangements with operating companies in the PRC, is engaged in providing advertising, marketing and communication services to SMEs in China.

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

2009 Financing

On August 21, 2009 (the “Closing Date”), we entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which we sold units, comprised of 10% Series A Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred Stock”), and two series of warrants, for a purchase price of $2.50 per unit and gross proceeds of approximately $10.3 million (the “Financing”). Net proceeds from the Financing were approximately $9.2 million. We sold 4,121,600 units in the aggregate, which included (i) 4,121,600 shares of our Series A Preferred Stock, (ii) Series A-1 Warrants to purchase 2,060,800 shares of Common Stock at an exercise price of $3.00 per share with a three-year term, and (iii) Series A-2 Warrants to purchase 2,060,800 shares of Common Stock at an exercise price of $3.75 with a five-year term. In connection with the Financing, we issued to TriPoint Global Equities, LLC, our placement agent, five-year term warrants to purchase 329,728 shares of our Common Stock at an exercise price of $2.50 per share, 164,864 at an exercise price of $3.00 and 164,864 at an exercise price of $3.75.

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

On August 20, 2012, the remaining Series A-1 warrants to purchase up to 642,000 share of our common stock issued on August 21, 2009 expired. On August 20, 2014, the remaining Series A-2 warrants to purchase up to 1,704,000 shares of our common stock and the placement agent warrants in the aggregate to purchase up to 659,456 shares of our common stock expired.

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

As of December 31, 2014, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries: Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”), Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) and Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”). Business Opportunity Online also beneficially own 51% equity interest in Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Except Hubei CNET, which is primarily engaged in providing TV advertising services for SMEs, the rest subsidiaries of Business Opportunity Online as listed above are engaged in providing and operating internet advertising, marketing and related value-added services to SMEs.

Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), another wholly-owned subsidiary incorporated by Business Opportunities Online, is primarily engaged in providing comprehensive offline brand management and sales channel building services to SMEs.

In fiscal 2014, through one of our VIEs, Beijing CNET Online, we made an investment in Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”) and obtained 10% equity interest in Beijing Saturday, which is primarily engaged in children’s playground operation management and franchise business.

As of December 31, 2014, we also beneficially own 23.18% and 25.5% equity interest in Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”) and Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”), respectively. Shenzhen Mingshan is primarily engaged in developing and designing internet based software, online games and the related operating websites and providing related internet and information technology services. Zhao Shang Ke Hubei is primarily engaged in offline brand management and sales channels building services.

As of December 31, 2014, we operated our business primarily in China through our PRC subsidiary and operating entities, or VIEs, as summarized above.

Industry and Market Overview

Overview of the Advertising Market in China

China has the largest advertising market in Asia, excluding Japan. According to ZenithOptimedia in 2014, China’s advertising market was the third-largest in the world by media expenditure, which was estimated to be approximately US$40.95 billion, accounting for 25.7% of the total advertising spending in the Asia-Pacific region. ZenithOptimedia also projected that the advertising market in China will be one of the fastest growing advertising markets in the world, at a compound annual growth rate of 10.5% from 2013 to 2016. By 2016, China is projected to account for 28.0% of the total advertising spending in the Asia-Pacific region. The growth of China’s advertising market is driven by a number of factors, including the rapid and sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in 2014 in terms of gross domestic product (“GDP”), which amounted to US$10.4 trillion.

 According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB28,844 in 2014, adjusted by the price factors, the actual increase was 6.8%.

According to ZenithOptimedia in 2014, China has become the third largest advertising market in the world, and by 2016, China will contribute approximately US$57.37 billion to global advertising spending and become the second largest advertising market in the world, following the United States, which will contribute approximately US$190.27 billion to global advertising spending, and exceed Japan, which will contribute approximately US$ US$56.25 billion to global advertising spending.

Overview of the Internet Advertising Industry

According to ZenithOptimedia in 2014, the internet (desktop and mobile) is still the fastest growing medium, and mobile internet is by some distance the main driver of global advertising spending growth and will become the fourth largest adverting medium by 2016, following television, desktop internet and newspaper. ZenithOptimedia forecasts mobile internet to account for 51% of all new advertising dollars between 2014 and 2017 and expects mobile internet advertising to grow by an average of 38% a year between 2014 and 2017, driven by the rapid spread of devices, innovations in advertising technology and improvements in user experiences. Within China, the internet advertising market was particularly strong and grew to approximately US$25.5 billion in 2014, according to Enfodesk (January 2015). This growth is expected to stem primarily from a higher internet penetration rate of just 47.9% by the end of 2014 (The 35th China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”), February 2015), the use of search engine, rich media and video and game embedded advertisements. According to the 35th CNNIC report, as of December 2014, the mobile internet user reached 557 million people, 85.8% of the internet users also uses mobile devices to connect to the internet, increased from 81% as of December 2013. According to iResearch Consulting Group (March 2015), revenues of China online advertising market amounted to RMB154 billion Yuan (approximately US$25 billion) in 2014, up 40% versus 2013. Revenues of China mobile marketing market amounted to RMB27.3 billion Yuan (approximately US$4.4 billion) in 2014, up 76% versus 2013. Underpinning the impressive growth is the fast penetration of mobile devices, constantly expanding user base and numerous mobile advertising platforms. Advertisers are gradually aware of the importance of mobile marketing and the display and interaction forms of mobile advertising keep changing, this revenue is expected to maintain its growth and surpass 120 billion Yuan (approximately US$19.5 billion) in 2017. The diagram below depicts the Market Scale of China Online Advertising from 2012 to 2018 and China Mobile Marketing from 2010 to 2017, respectively:

High Demand for the Internet Advertising from SMEs and O2O Business in China

We believe that the Internet advertising market in China also has significant potential for future growth due to high demand from the rapid development of SMEs and O2O business.

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

In recent years, the capital market, internet giants and traditional offline services business in China have all accelerated their O2O business arrangement and development. With the advent of the mobile Internet era, the innovation of user needs and applications have become the main trend of the Internet, including online payments, location-based services, online and offline interaction and more. Due to the decline of China’s economic since the second half of 2011, the competitive market pressure within the local life services industry has increased, under such circumstances, more and more traditional offline services providers started to use internet (PC, tablet and mobile) to market and promote their products and services. The rapid development of social media and tools, such as: Wechat and Webo also have had a very important influence on the development of the O2O market, using social media and tools to promote brand and maintain customer relationship have become an important adverting and marketing mean for all offline business.

Our Principal Products and Services

Our products and services include:

Internet Advertising and Marketing

Founded in 2003, 28.com is a leading Internet portal for information about small business opportunities in China, which is one of the earliest entrants in this sector. In 2011, we added two new advertising web portals, which are liansuo.com and sooe.cn. Liansuo.com is built to serve larger SMEs than 28.com with additions of other internet related services. Liansuo.com is also intended to serve large international clients. Sooe.cn, another established online advertising and marketing portal, we obtained through business combination, is designed to focus on services to the smaller sized and emerging SMEs. In the past two years, we further developed and upgraded the system and tools of these website portals, including customer user interface, additional integrated mobile function and cloud-based search engine marketing and optimization in preparation for mobile search marketing and mobile search optimization.

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

We typically charge our clients a fixed monthly or annual membership fee for the internet advertising services and the related value-added technical services that we provide. For search engine marketing service, we charge our clients a certain percentage of service fee based on the related direct cost consumed for providing this service. A certain group of our clients also purchase effective sales lead information collected by our online advertising system separately, we charge fixed fee, which varies for different business type, for each effective sales lead information delivered to clients. As of December 31, 2014, we have approximately 1,200 clients as compared to approximately 1,500 clients as of December 31, 2013. We have placed persistent efforts in integrating and upgrading our internet advertising and marketing services to our SME clients, and during the process, we have gradually eliminated some smaller clients with insufficient spending on our services and concentrated our resources on increasing our cooperation with larger SME clients who have better brand awareness. As a result, despite the decrease in our total number of clients in 2014 as compared to the same period of last year, the number of larger clients served by liansuo.com, our premium advertising and marketing web portal continued to increase since it was established. We achieved approximately US$31.26 million and US$20.67 million of internet advertising and the related technical service net revenue for the years ended December 31, 2014 and 2013, respectively. The increase in revenue generated from this segment was primarily due to the direct search engine marketing service we provided to our clients from the second fiscal quarter of 2014. This segment accounted for 80% of our revenue in 2014 and 68% of our revenue in 2013.

Television Advertising

As part of our advertising and marketing services, we produce and distribute television shows that are comprised of advertisements similar to infomercials, but include promotions for several clients during the allotted time. Our clients pay us for advertising spots, production and editorial coverage. The shows produced by our TV unit are distributed during airtime purchased on several provincial satellite television stations including Henan TV and Jiangxi TV. Our total show time reached approximately 6,440 minutes in 2014, as compared to approximately 5,100 minutes in 2013. Due to the impacts resulted from a restriction notice issued by the State Administration of Press, Publication, Radio, Film and Television of the People’s Republic of China (the “SARFT”) in October 2013, which further restricts the contents, air time and duration of the TV shopping infomercials broadcast in provincial TV stations, and in return adversely affected the overall demands of our TV advertising services, although we sold more time slot in 2014 as compared to the same period in last year, our revenues generated from this segment decreased to US$6.4 million in 2014 from US$6.8 million in 2013, as result of a decrease in unit price of air time per minute. This segment accounted for 17% of our revenue in 2014 and 23% of our revenue in 2013. In response to these restrictions, management plans to cooperate with the television stations to develop and produce new form of TV program which will replace TV shopping infomercials to help our client to raise their brand and product awareness, and to develop of non-TV shopping advertising clients. We will continue to monitor our clients’ needs of the TV advertising services and improve the profitability of this business segment in future periods.

Bank Kiosks

We place our kiosk machines, which include a large LCD advertising display, in bank branches to target banking patrons. We market our LCD display network to advertisers in the financial services and insurance industries. The kiosks are useful to the banks because, in addition to the LCD advertising display, they provide bank customers with free Internet access to on-line banking services, thereby potentially making wait times in branches for teller services more enjoyable for the bank customer. For the year ended December 31, 2014, we generated US$0.28 million net revenue from this segment as compared to US$0.25 million net revenue for the year ended December 31, 2013. The bank kiosk advertising business is still in the early stages and many details still need to be further analyzed and finalized before we allocate more capital into this business unit. It was not a significant contributor to revenue for either the year ended December 31, 2014 and 2013. Management currently believes that this business is unlikely to expand in the near future and that some of the technology used in this business unit will be fully integrated into the overall advertising and marketing platform.

Brand management and sales channel building

Brand management and sales channel building services, primarily include brand “iMAP” management services (investigation, modulizaiton, application and promotion) and sales channel building and expansion services. We started this business in 2011 and primarily conduct this offline advertising and marketing service through our operating VIE in Quanzhou City, Fujian province, the PRC, where is considered as a base of SMEs in private economic sector. We are gradually moving our business of this segment reach into the entire southern part of China, where many developed SMEs are located. This business unit generated approximately US$0.93 million revenue in 2014.

Our Competitive Strengths

Over our twelve-year operating history, we believe that we have built a strong track record of significant competitive strengths. We believe that these competitive strengths include:

Innovative Operations

•
Client-based innovation. Our advertising and marketing services are intended to be a one-stop shop for advertising and marketing solutions to our clients. These services are based on the needs of our existing clients. All of our value added services, including lead generation and capture, online messaging and consulting, search engine marketing and optimization, mini-site hosting and content management, simplify the business process for our clients by allowing them to effectively allocate their resources and budget for various advertising and marketing tools and channels.

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

•
Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over twelve years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting our business and he has successfully grown our business to become a leader in online media marketing and advertising services. George Chu, our Chief Operating Officer, has diversified and international industry experience that will help us to scale to the next level. Zhige Zhang, our Chief Financial Officer has over eight years’ experience in software development and Internet ad technology. In February 2015, we appointed Mr. Ken Wu as our Chief Information Officer, who will responsible for our Information Technology (IT) strategy, services and operations. With in-depth knowledge in a number of technological fields, such as computer science, software engineering and information systems, Mr. Wu will also help our efforts to integrate the Internet into both our long-term strategy and immediate business plans.

First Mover Advantages

We have over eight years of operations as a vertically integrated ad portal and ad agency. We have eleven years of experience as an Internet advertising agency. We commenced our Internet advertising services business in 2003 and were among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable national network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge and experience in this nascent segment of the advertising industry and to be able to maintain a strong market share position. We are also the first company that is providing O2O (online-to-offline) sales channel expansion services in China to small business.

Growth Strategy

Our objectives are to strengthen our position as the leading B2B Internet service provider on advertising, marketing, brand management and sales channel building solutions for O2O sales channel expansion of SMEs in China and to continue to achieve sustainable and healthy growth on a consistent basis. We expect to grow from a business opportunities platform to a comprehensive one on one digital advertising and marketing services provider with a total solution for the business to business to customer (“B2b2c”) ecosystem, helping businesses expand sales and customers through mobile and Internet. We intend to achieve these objectives by implementing the following strategies:

Continue expanding the size of our potential client base with advertising solution provided by Liansuo.com and brand and sales channel expansion management and expansion solutions provided by our Brand management and sales channel building segment

We have been expanding our target client group to the non-franchised SMEs in recent years with focusing on enterprises which have been in the manufacturing and exporting business and turned to domestic market in China. These businesses all experienced sharp decline in sales account of slow economic recovery and lower consumption demand in Europe and United States. We estimate that there are 4 million businesses that fall into the category of non-franchised SMEs, and we aim to assist them in expanding their business nationally in China. We are continuing to expanding the size of our potential client base with advertising solution provided by Liansuo.com, our premium advertising and marketing web portal and brand and sales channel expansion management and expansion solutions by brand IMAP (investigation, modulizaiton, application and promotion) management service and the offline sales channel expansion service.

Monetizing the existing customer base through the addition of cloud-computing based mobile services and management tools

Due to the overall decline of China’s economic in recent years, the competitive market pressure within the local life services industry has increased, under such circumstances, more and more traditional offline services providers started to use internet to market and promote their products and services. Using social media and tools, like WeChat, to promote brand and maintain customer relationship has become an important adverting and marketing mean for all offline business. With the advent to mobile Internet era, we intend to launch integrated cloud-computing based mobile services, management tools and/or solutions to our existing clients in the near future.  These tools include, among other things, elite point of sales (POS), inventory supply chain management, office automation (OA) and customer relationship management (CRM).  This service is intended to increase our recurring revenues and enhance the loyalty and service satisfaction of our clients. We will continue to cross-sale the services that were launched in the past two years, including clever cloud optimizer and quick connect. Throughout the next few years, we intend to increase the depth of this type of service through partnerships and/or through mergers and acquisitions.

Building up a competitive barrier by means of technology and strategic partnerships with key internet and mobile players in China or globally

Technology and strategic partnerships will allow us to solidify our industry’s leading position and broaden our client base by higher customer satisfaction and growing market awareness of our services.  It will also enhance our ability to target discrete consumer groups. These technologies include technology area of mobile advertising with location based functionality, advertising tracking and conversion, database mining and management. Strategic partnerships include partnerships with key internet and mobile search engine in China, key social media as well as other internet directing portals.

Gradually grow to comprehensive one on one digital advertising and marketing services provider with a total solution for the B2b2c ecosystem through Big Data Collecting System

We intend to launch more value-added services to our existing and potential clients, including cloud-computing based mobile services, management tools and/or solutions in the near future to enable our clients to experience multi-channel and management system based advertising and marketing services. Launching these services will increase our recurring revenues and service satisfaction from clients, most importantly, will facilitate us to build our Big Data collection system in the future, which intends to collect all relevant information from clients, franchisers and entrepreneurs to form effective and reliable research reports to be further utilized by our clients to physically expand their business and client base offline.

Sales and Marketing

For the year ended December 31, 2014, we derived 80% our revenues from our Internet advertising and provision of the related technical services and 17% from our TV advertising, compared to 68% and 23%, respectively, for the year ended December 31, 2013.

The following table sets forth a breakdown of our revenue from Internet advertising and the related technical services, by industry, for the year ended December 31, 2014:

Industry	Percentage of total revenue
Food and beverage	45%
Women Accessories	2%
Footwear, apparel and garments	5%
Home Goods and Construction Materials	5%
Environmental Protection Equipment	7%
Cosmetic and Health Care	18%
Education Network	4%
E-Commerce Platform	7%
Others	7%
Total	100%

For the year ended December 31, 2014, our TV advertising revenues were primarily achieved from food and beverage, footwear, apparel and garments and home goods and construction materials industries.

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

We believe our clients derive substantial value from our ability to provide advertising and marketing services targeted at specific segments of consumer markets. Market research is an important part of evaluating the effectiveness and value of our business to our clients. We conduct market research, consumer surveys, demographic analysis and other advertising industry research for internal use to evaluate new and existing advertising and marketing channels. We also purchase or commission studies containing relevant market data from reputable third-party market research firms when necessary. We typically consult such studies to assist us in evaluating the effectiveness of our network to our advertisers. A number of these studies contain research on the numbers and socio-economic and demographic profiles of the people who visit our network.

Suppliers

Our suppliers are major search engines, other internet gateways and regional television stations. Among these suppliers, for the year ended December 31, 2014 and 2013, Baidu counted for approximately 89% and 68% of our internet resource cost, respectively.  For television, we have two regional television stations which supply us with television airtime in 2014 and 2013.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce costs and the time to deploy, configure, maintain, support and manage computer servers and systems. Whether to further deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through 28.com, Liansuo.com and Sooe.cn to enhance ease of use by both operators and clients. We focus on enhancing related software systems enabling us to track and monitor advertiser demands. With the introduction of cloud-computing based technology, we will continue to integrate this technology into our online management tools services through self-development and also by entering into alliances, partnerships, and/or mergers and acquisitions. In the next few years, we intend to move our research and development efforts to mobile-based application system and tools more aggressively.

Intellectual Property

As of December 31, 2014, we had twenty-one software copyright certificates issued by the State Copyright Office of the PRC (“SCO”), including but not limited to software system covering monitoring and management platform on internet advertising effect, analysis system on internet traffic statistics and internet user behavior, analysis system on log-based visit hotspot and browsing trail and analysis system on search engine marketing.

With this intellectual property, we can continue providing value-added services that are in demand by our clients and can track end users to help our clients to assess and adjust their marketing strategies and enhance the effectiveness and efficiency of their advertisements placed through our multi-channel advertising and marketing service platform on both PC and mobile devices.

We increased, and plan to continue increasing, expenditures to enhance the safety of our hardware and server on which we dependent to support our network and manage and monitor programs on the network. We also increased, and plan to continue increasing, investment in research and development as we continue to expand, optimize and enhance the technologies of our portal websites, upgrade our advertising and internet management software and develop our cloud-computing and mobile based operational management tools for our SMEs clients.

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

We have been advised by our PRC counsel, that each of the Contractual Agreements complies, and immediately after the completion of the transactions contemplated herein, with all existing applicable PRC laws and regulations and does not violate, breach, contravene or otherwise conflict with any existing applicable PRC laws, rules or regulations.

However, there exist substantial uncertainties regarding the application, interpretation and enforcement of current and future PRC laws and regulations and their potential effect on corporate structure and contractual arrangements. The MOFCOM published a discussion draft of the proposed Foreign Investment Law (the “Draft”) in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China. The Draft embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Draft, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations. The Draft expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a Foreign Investment Enterprise (“FIE”). Under the Draft, VIEs that are controlled via contractual arrangement would be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that falls under restricted to foreign investment or prohibited from foreign investment, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the VIEs will be treated as FIEs and any operation in the industry category falls under restricted to foreign investment or prohibited from foreign investment, without market entry clearance may be considered as illegal. Moreover, for the enterprises which are not incorporated under the laws of China (foreign investors) but are "controlled" by Chinese investors, they may submit documentary evidence to apply for identifying their investment as the investment by Chinese investors when they applying for the market entry clearance to engage in any investment as set out in industries restricted to foreign investment or prohibited from foreign investment in China. The competent authorities of foreign investment will grant the review opinion on whether the said investment is identified as the investment by Chinese investors. In conclusion, if the Draft enacted as proposed, it is possible that the conduct of certain of our operations and businesses through the VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses.

The MOFCOM is currently soliciting comments on the Draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation, in accordance with relevant legislative requirements in the PRC, the next step is for MOFCOM to gather comments, revise the Draft EIT Law and prepare the Draft EIT Law for examination. MOFCOM will then prepare a bill, which will be deliberated and revised by the National Peoples’ Congress, and finally put forward for a vote. If the bill is passed, it will become law. Therefore, we do not anticipate the above discussed proposed provisions in this Draft will have an immediate impact on our current VIE arrangements in the next two to three years. However, we cannot assure you the progress of the promulgation and implementation of the Draft will be consistent with our expectations. We are currently evaluating the potential impacts of this Draft to our business and our company and looking at all of the options available with respect to eliminate the adverse impacts could be resulted from the proposed new law.

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

To date, the application of the M&A Rules is unclear. Our PRC counsel has advised us that:

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

Employees

As of December 31, 2014, we had 397 full-time employees, 84 of whom are in sales and marketing, 131 of whom are in operations and support, 68 of whom are in management and administration and 114 of whom are in technology support and R&D.

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

The China economy is in a slow recovery from the sharp decline incurred in mid 2011 with increasing housing price and inflation, which impact the overall consumer spending power. With the lower consumption will, small businesses or so-called small and medium enterprises have lower intention to spend more on their advertising and have intention to slow down their expansion. The global and China’s economy has recovered slower than the anticipation, which has caused, among other things, for example, tightening in the credit markets, lower levels of liquidity, higher default and bankruptcy rates in small businesses, lower consumer and business spending, and lower consumer net worth, in China and other parts of the world. These global economic uncertainties and the slow recovery of China’s economy have had, and may continue to have, a negative effect on the market price of our business, the volatility of which has increased as a result of the disruptions in the financial markets. It may also impair our ability to borrow funds or enter into other financial arrangements if and when additional founds become necessary for our operations. We believe many of our advertisers have also been affected by the current economic slowdowns in China. Current or potential advertisers may no longer be in business, may be unable to continue to purchase advertising or determine to reduce purchases. All of which would lead to reduced demand for our advertising services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed costs associated with our operations. Therefore, the global uncertainties and the downward trend of China’s economy could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

We operate in a fast-evolving industry, which may make it difficult to evaluate our business and prospects.

We began our Internet advertising service via 28.com in 2003, and entered into the TV production and advertising with China Net TV in May 2008. Both our Internet and TV advertising platforms are primarily targeting SME clients. The SME market in China is still in its early stages and is rapidly developing. Accordingly, the early stage of development of the markets in which we operate makes it difficult to evaluate the viability and sustainability of our business and its acceptance by advertisers and clients. We cannot assure you that we will be profitable every year. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

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

In April 2009, CCTV reported a story that a franchised store advertised on 28.com turned out to be a fraud, and the fraud victim asserted she joined the store because she trusted the website.  Pursuant to the PRC advertising law, Business Opportunity Online, as the publisher of advertisement, has the obligation to check relevant documents and verify the content of the advertisement. When a client/franchiser publishes an advertisement through Business Opportunity Online, Business Opportunity Online checks the business license, the franchiser’s registration form, the trade mark certificate and other relevant documents to verify the content of the advertisement.  The Internet information services regulations and the unfair competition regulations have similar requirements for Internet advertisement publishers.  Based on the laws and regulations above, it is our view that there is neither any mandatory requirement that Business Opportunity Online or any other of our operating entities bear any responsibility for the client/franchiser’s business activities, nor any valid action or investigation that can be brought by the consumer or the government against Business Opportunity Online or any other of our operating entities based on the client/franchiser’s business activities. Nevertheless, the possibility remains that Business Opportunity Online or any other of our operating entities may be required to assume civil and administrative responsibilities subject to further investigation or enforcement by competent authorities.

We operate in the advertising industry, which is particularly sensitive to changes in economic conditions and advertising trends.

Advertising spending by our clients is particularly sensitive to changes in general economic conditions. For example, advertising expenditures typically decrease during periods of economic downturn. Advertisers may reduce the amount of money they spend to advertise on our advertising platforms for a number of reasons, including:

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

As reported in Item 4 of our Quarterly Reports on Form 10-Q filed with the SEC on July 17, 2014 and August 19, 2014, we determined that we failed to maintain a well-established contingency plan to promptly react to the absence of a primary member of management responsible for the organization, coordination and supervision of our external reporting processes, which was identified as a material weaknesses in internal control over financial reporting existed as of March 31, 2014 and June 30, 2014, and was the major reason that resulted in our inability to timely file our periodic reports with the SEC.

We implemented the following measures to strengthen our internal controls:

•
we developed a contingency plan to react to unexpected situations that may result in the absence of management members who have a significant role in our internal control over financial reporting to ensure that material information we must disclose in our periodic reports is recorded, processed, summarized and filed or submitted on a timely basis;

•	we arranged for additional experienced staff members to join our external reporting team to ensure a timely, accurate and adequate disclosure in our periodic reports; and

•
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

Although we have evaluated our disclosure controls and procedures as effective as of September 30, 2014 and December 31, 2014, and determined our internal control over financial reporting was effective as of December 31, 2014, we cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

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

The MOFCOM published a discussion draft of the proposed Foreign Investment Law (the “Draft”) in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China. The Draft embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The MOFCOM is currently soliciting comments on the Draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The Draft, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations. The Draft expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a Foreign Investment Enterprise (“FIE”). Under the Draft, VIEs that are controlled via contractual arrangement would be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that falls under restricted to foreign investment or prohibited from foreign investment, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the VIEs will be treated as FIEs and any operation in the industry category falls under restricted to foreign investment or prohibited from foreign investment, without market entry clearance may be considered as illegal. Moreover, for the enterprises which are not incorporated under the laws of China (foreign investors) but are "controlled" by Chinese investors, they may submit documentary evidence to apply for identifying their investment as the investment by Chinese investors when they applying for the market entry clearance to engage in any investment as set out in industries restricted to foreign investment or prohibited from foreign investment in China. The competent authorities of foreign investment will grant the review opinion on whether the said investment is identified as the investment by Chinese investors. In conclusion, if the Draft enacted as proposed, it is possible that the conduct of certain of our operations and businesses through the VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses.

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

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business and would have a material adverse impact on our cash flows, financial position and operating performance.

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

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 35 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until a period of time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 42% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 14, 2015, the closing trade price of our Common Stock was $1.73 per share. As of April 14, 2015, we had approximately 645 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.42 per share and a high price of $3.48 per share.

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

The outstanding options may adversely affect us in the future and cause dilution to existing stockholders.

We currently have common stock options outstanding to purchase up to 894,940 shares of our Common Stock in the aggregate issued to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options ranges from $1.20 to $1.23 per share, of which 200,000 shares of the common stock purchase options will expire on December 29, 2019 and the remaining 694,940 shares of common stock purchase options will expire on November 29, 2021. Exercise of these options may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these options remain outstanding may be adversely affected by the existence of these options as well.

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

In a letter dated April 16, 2014, NASDAQ notified us that we no longer comply with the NASDAQ Listing Rule 5250(c)(1) for continued listing due to our inability to file with the Securities and Exchange Commission our annual report on Form 10-K for the fiscal year ended December 31, 2013 on a timely basis, and that we had 60 calendar days (or until June 16, 2014) to submit a plan explaining how we expect to regain compliance. Subsequently, in a letter dated May 22, 2014, NASDAQ notified us that since NASDAQ had not received our quarterly report on Form 10-Q for the period ended March 31, 2014, and because the Company remained delinquent in filing its annual report on Form 10-K for the fiscal year ended December 31, 2013, the Company did not comply with the NASDAQ Listing Rules for continued listing. In accordance with the NASDAQ letter dated April 16, 2014, the Company had until June 16, 2014 to submit a plan to regain compliance with respect to the annual report and the quarterly report. If NASDAQ approved our plan, it would grant us an extension of up to 180 calendar days from the due date of the Form 10-K (or until October 13, 2014) to regain compliance. Subsequently, we filed our annual report on Form 10-K for the fiscal year ended December 31, 2013 on June 16, 2014

On June 11, 2014, we received a letter from the NASDAQ stating that, based upon the closing bid price for the last 30 consecutive business days, the Company no longer met the requirement set forth in Listing Rule 5550, which requires listed securities to maintain a minimum bid price of $1 per share. We were provided 180 calendar days from such letter, or until December 8, 2014, to regain compliance.

On July 24, 2014, We received a letter from the NASDAQ notifying us that based on the July 17, 2014, filing of our Form 10-Q for the period ended March 31, 2014, NASDAQ determined that the Company complies with Listing Rule 5250(c)(1).

On September 30, 2014, we received a letter from the NASDAQ notifying us that we regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1), as our common stock had achieved a closing bid price of $1.00 or more for 10 consecutive business days from September 16, 2014 to September 29, 2014. Accordingly, we regained compliance with NASDAQ Listing Rule 5450(a)(1) and the matter was closed.

Although we have regained compliance with NASDAQ Listing Rules, as discussed above, we cannot assure you our securities will meet the continued listing requirements to be listed on NASDAQ in the future. If NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2     PROPERTIES

The following table summarizes the location of real property we lease.  We do not own any real property.

Item	Address	Leased/Owned
1	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1st Floor	Leased

2	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2nd Floor	Leased

3	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, Basement	Leased

4	Unit 601, Building B, Anhui Youth E-commerce Industrial Park, No. 88 Lanzhu Road, Baohe District, Heifei, Anhui Province, PRC	Leased

5	No. 15 First Changzheng Road, Xiaogan City, Hubei Province, PRC, 2nd Floor	Leased

6	Unit 206, 2nd Floor, Building East C, Ling Show World, Quan Xiu Road, Fengze District, Quanzhou City, Fujian Province, PRC	Leased

The properties listed in Items 1, 2 and 3 above are our principal executive offices and are used by all of our business segments. The property listed in Items 4 is used by one of our operating VIEs in Hefei, Anhui Province, and is primarily used by our internet advertising business segment. The property listed in Items 5 is the office for our operating VIEs in Xiaogan, Hubei province, and is primarily used by our internet advertising and TV advertising business segments. The property listed in Items 6 above is the office for our operating VIEs in Quanzhou, Fujian province, and is primarily used by our brand management and sales channel building business segment.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3     LEGAL PROCEEDINGS

Business Opportunity Online, one of the indirect wholly owned VIEs of ours, Handong Cheng, Chairman and CEO of our Company, and Jinbo Yao, Legal Representative of Beijing 58 Information Technology Co., Ltd. (the “Beijing 58”) have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Xuanfu Liu, an approximate 34% shareholder of the Company, on October 19, 2013, in the Xiaogan City Xiaonan District People’s Court in Hubei Province, China. The complaint alleges that Mr. Cheng abused operation and management rights and that Mr. Cheng’s disposition of equity interests that Business Opportunity Online held in Beijing 58 (the “Equity Interests”), without the consent of the plaintiff, was an act of infringement and in violation of the articles of association of Business Opportunity Online and Chinese corporate law. The complaint seeks a court order to declare the contract allegedly entered into by and between Mr. Cheng, on behalf of Business Opportunity Online, and Mr. Yao, null and void. We deny all of the allegations against the Company and intend to defend vigorously against the lawsuit. During the course of the civil litigation, Jinbo Yao, the defendant, filed an objection to remove this case from the Xiaogan City Xiaonan District People’s Court to a Beijing court.  Xiaogan City Xiaonan District People’s Court denied the defendant’s objection to remove the case.  Jinbo Yao then filed an appeal of that decision to the Intermediate People’s Court of Xiaogan.  On March 10, 2014, the Intermediate People’s Court of Xiaogan rendered a final ruling holding that the dispute shall be transferred and heard by the Haidian District People’s Court of Beijing. On December 9, 2014, the complaint, Xuanfu Liu filed an application to withdraw the lawsuit in the Haidian District People’s Court of Beijing. The Haidian District People’s Court of Beijing rendered a ruling to permit the withdrawal of this lawsuit on the same date.

Rise King WFOE, our indirectly wholly owned subsidiary, Handong Cheng, our Chairman and CEO, Zhige Zhang, our CFO and Xuanfu Liu have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Shanghai Pan Gu Investment Management Co., Ltd. (the “Shanghai Pan Gu”), on December 17, 2013, in the Haidian District People’s Court of Beijing, China. The complaint alleges that the defendants breached a consulting agreement entered into on April 22, 2011 by and among Shanghai Pan Gu and the defendants. The complaint seeks a court order for liquidated damages in the amount of RMB0.56 million (equal to approximately US$92,100) under the consulting agreement. On November 18, 2014, the Haidian District People’s Court of Beijing rendered a ruling holding that the defendants shall compensate the complaint RMB20,000 (approximately US$3,300)  for the consulting services provided by the complaint to the defendants. We believe the impact of this lawsuit to us is immaterial.

Business Opportunity Online has been named as a defendant in another civil lawsuit filed in the PRC. The action was filed by Haifeng Wang in the Haidian District People’s Court, Beijing, PRC, on April 29, 2014. The complaint alleges that the plaintiff neither attended any shareholders meeting in respect of the transfer of the plaintiff’s investment in Business Opportunity Online to another party, nor executed any written shareholders resolutions approving such transfer. The complaint seeks a court order to declare such shareholders resolutions null and void. The Company denies all of the allegations against it and intends to defend vigorously against the lawsuit. We currently cannot estimate the amount or range of possible losses from this lawsuit.

ITEM 4     MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Captial Market under the symbol “CNET” since October 29, 2013. Prior to that, from September 14, 2010 through October 28, 2013, our common stock was listed on Nasdaq Global Market under the symbol “CNET”. Prior to that time, from March 4, 2010 through September 13, 2010, our common stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that, our common stock was quoted on the OTC Bulletin Board (“OTCBB “) under the trading symbol “EMZG”, until August 14, 2009, when our ticker symbol was change to “CHNT”. The last reported price for our common stock on the Nasdaq Capital Market on April 14, 2015 was $1.73 per share.

The following table shows the high and low closing sale prices for our common stock reported by the Nasdaq Global Market / Nasdaq Capital Market for the two years ended December 31, 2014 and subsequent periods.

Year	Period	High	Low
2013	First Quarter	$1.02	$0.71

	Second Quarter	$0.92	$0.53

	Third Quarter	$0.67	$0.42

	Fourth Quarter	$0.92	$0.57

2014	First Quarter	$2.19	$0.75

	Second Quarter	$1.79	$0.76

	Third Quarter	$3.48	$0.64

	Fourth Quarter	$3.17	$1.05

2015	First Quarter	$2.26	$1.20

	Second Quarter (through April 14, 2015)	$1.73	$1.49

Holders

As of April 14, 2015, there were approximately 645 record holders of our common stock.

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

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. To satisfy PRC laws and regulations, we conduct certain business in the PRC through our Variable Interest Entities (“VIEs”). Through a series of contractual agreements (the “Contractual Agreements” or “VIE Agreements”) between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) and Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”) (collectively the “PRC Operating Entities” or the “VIEs”) and its common individual owners (the “PRC Shareholders” or the “Control Group”), we, through Rise King WFOE, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

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

As of December 31, 2014, Beijing CNET Online is a 51% shareholder of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”) and a 10% shareholder of Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”). Business Opportunity Online is a 51% shareholder of Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), the sole shareholder of Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), the sole shareholder of Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), the sole shareholder of Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), the sole shareholder of Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), the sole shareholder of Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) and a 23.18% shareholder of Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Business Opportunity Online Hubei is the sole shareholder of Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), the sole shareholder of Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”) and a 25.5% shareholder of Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”).

Through the above discussed PRC operating subsidiary and VIEs, we primarily operate a one-stop services for our clients through our integrated service platforms, including multi-channel advertising and promotion platform, brand management and sales channel building platform and management tools platform. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals, including www.28.com (“28.com”), www.liansuo.com (“liansuo.com”) and www.sooe.cn (“sooe.cn”), ChinaNet TV as our TV production and advertising unit and the bank kiosk advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile, television, bank kiosks and printed-medias to maximize market exposure and effectiveness for our clients. Our band management and sales channel building platform consists of our brand consulting and management service and offline sales channel expansion service, which is to physically help small businesses to recruit dealers, wholesalers, partners or franchisees based on their business needs. Management tools platform consists of a mobile-based sales and administrative management tools specifically designed for small business in China to match their simplicity.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net income/loss of the consolidated financial statements for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:
	As of December 31,
	2014	2013
Balance sheet items, except for equity accounts	6.1190	6.1140

	Year ended December 31,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1428	6.1982

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

Fair Value

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate its hierarchy disclosures each quarter.

We measure certain non-financial assets, such as intangible assets and goodwill, at fair value on a nonrecurring basis only if they were determined to be other-than-temporarily impaired. Due to intensified market competition and continued rising cost from suppliers, which resulted in the decrease in gross margin, operation performance, and consecutive net losses incurred in 2014, we performed impairment analysis on our intangible assets and goodwill as of December 31, 2014. The fair value of intangible assets and goodwill was determined using income approach by utilizing significant level 3 unobservable internally-developed inputs within the fair value hierarchy. The following table presents the quantitative information of the significant unobservable internally-developed inputs utilized in our level 3 fair value measurement:

	Valuation technique(s)	Unobservable inputs	Ranges

Intangible assets	Multi-period Excess Earning	Remaining useful life	1.17-5.17 years
		Discount rate	24.4%-26.2%
		Decline in EBIT without non-compete agreement	10%
		Annual customer attrition rate	15%

Goodwill	Discounted Cash Flow	Projection year	6 years
		Discount rate	24.4%-26.2%
		Terminal growth rate	3.5%

Revenue recognition

Our revenue recognition policies are in compliance with ASC Topic 605. In accordance with ASC Topic 605, revenues are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales include revenues from selling advertising time purchased from TV stations, internet advertising space on our website portals and effective sales lead information collected, providing online advertising, marketing and other related value added technical services. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20. Advertising contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, we provide advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration in specified locations on the sites and for agreed periods; and/or place the advertisements onto our purchased advertisement time during specific TV programs for agreed periods. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Value added technical services are provided based on two types of contracts: (i) fixed price and (ii) fixed price with minimum performance threshold. For contracts with fixed price term, revenue is recognized on a pro-rata basis over the engaged service period. For fixed price contracts with minimum performance threshold, revenue is recognized when the specified performance criteria is met. Revenue from search engine marketing services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium. We recognize the revenue on a gross basic, as we believe that we act as the primary obligor of this transaction, which is considered the most important factor for a gross revenue recognition in accordance with ASC Topic 605, subtopic 45. Revenues from selling effective sales lead information is recognized based on fixed price per sales lead when information is delivered and accepted by clients. Based upon our credit assessments of our clients prior to entering into contracts, we determine if collectability is reasonably assured. In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from clients, only after services have been provided and all other criteria for revenue recognition have been met.

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

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. We did not have any interest and penalties associated with tax positions for the years ended December 31, 2014 and 2013 and did not have any significant unrecognized uncertain tax positions as of December 31, 2014 and 2013.

i). We were incorporated in the State of Nevada. Under the current laws of Nevada we are not subject to state corporate income tax. We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the years ended December 31, 2014 and 2013, or any prior periods. We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the years ended December 31, 2014 and 2013, or any prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

•
Rise King WFOE was a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption for fiscal 2009 and 2010, and a 50% reduction of its applicable EIT rate, which was 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2013. The applicable income tax rate for Rise King WFOE is 25% after fiscal 2013. Therefore, for the years ended December 31, 2014 and 2013, the applicable income tax rate for Rise King WFOE was 25% and 12.5%, respectively.

•
In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. Therefore, the applicable income tax rate of Business Opportunity Online was both 15% for the years ended December 31, 2014 and 2013. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company believes that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014.

•
Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was both 12.5% for the years ended December 31, 2014 and 2013. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

•	The applicable income tax rate for the rest of our PRC operating entities was 25% for the years ended December 31, 2014 and 2013.

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

For the years ended December 31, 2014 and 2013, all of the preferential income tax treatments enjoyed by our PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where our respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of us. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2.	Turnover taxes and the relevant surcharges

Service revenues provided by our PRC operating subsidiary and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2014 and 2013, our service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction our PRC operating subsidiary and VIE operate in.

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supercedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In accordance with ASU No. 2014-09 issued in May 2014, f or a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. At a meeting of the FASB on April 1, 2015, the FASB tentatively decided to defer for one year the effective date of this new revenue standard for public and nonpublic entities reporting under US GAAP. The Board also tentatively decided to permit entities to early adopt the standard. The tentative decisions will be exposed in an upcoming proposed ASU with a 30-day comment period. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement -Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from GAAP the concept of extraordinary items. The Board concluded that the amendments in this ASU will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendment in this ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Under the amendments in this ASU, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate VIEs in certain instances. The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the amendments in this ASU reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. Overall, the amendments in this ASU are an improvement to current GAAP because they simplify the Codification and reduce the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and because they place more emphasis on risk of loss when determining a controlling financial interest. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.           RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year ended December 31,
	2014	2013
	US$	US$
Sales
From unrelated parties	$38,544	$29,932
From related parties	353	361
	38,897	30,293
Cost of sales	32,275	16,563
Gross margin	6,622	13,730

Operating expenses
Sales and marketing expenses	7,017	2,574
General and administrative expenses	6,207	7,691
Research and development expenses	2,659	1,995
Loss on disposal of intangible assets	-	315
(Gain)/loss on disposal of VIEs	(266)	543
Goodwill impairment and impairment of intangible assets	5,639	-
	21,256	13,118

(Loss)/income from operations	(14,634)	612

Other income (expenses)
Interest income	122	125
Interest expense	(52)	(26)
Other income (expenses)	(28)	5
	42	104

(Loss)/income before income tax expense, equity method investments and noncontrolling interests	(14,592)	716
Income tax benefit/(expense)	653	(816)
(Loss)/income before equity method investments and noncontrolling interests	(13,939)	(100)
Share of income/(losses) in equity investment affiliates	47	(183)
Net loss	(13,892)	(283)
Net loss attributable to noncontrolling interests	154	49
Net loss attributable to ChinaNet Online Holdings, Inc.	$(13,738)	$(234)

Loss per share
Loss per common share
Basic and diluted	$(0.61)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	22,414,523	22,284,485

REVENUE

The following tables set forth a breakdown of our total revenue, divided into six segments for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2014		2013
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

Internet advertisement and related services	$31,261	80.4%	$20,672	68.2%
-Internet advertisement	17,597	45.2%	20,300	67.0%
-Technical services	725	1.9%	372	1.2%
-Search engine marketing service	12,939	33.3%	-	-
TV advertisement	6,429	16.5%	6,801	22.5%
Bank kiosks	276	0.7%	251	0.8%
Brand management and sales channel building	931	2.4%	2,569	8.5%
Total	$38,897	100%	$30,293	100%

Total Revenues: Our total revenues increased to US$38.9 million for the year ended December 31, 2014 from US$30.3 million for the year ended December 31, 2013, which represents a 28% increase. The increase in our total revenues for the year ended December 31, 2014 was primarily due to the increase in our search engine marketing service revenue during the period, which is discussed in detail in our revenue analysis section below.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related value-added technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. Beginning in the second fiscal quarter of 2014, we elaborated an existing stream of internet marketing service by providing enhanced third-party search engine marketing (“SEM”) services to the SMEs as a strategic supplement to the internet advertising services provided to our clients. We also derive revenue from the sale of advertising time purchased from different provincial satellite TV stations. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the years ended December 31, 2014 and 2013, our service revenue from related parties in the aggregate was less than 1.2% of the total revenue for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net income/(loss) generated from each of our VIEs and subsidiaries for the years ended December 31, 2014 and 2013, respectively, with inter-company transactions eliminated:

For the year ended December 31, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Total
	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		725		-		725
Business Opportunity Online and subsidiaries		37,543		353		37,896
Beijing CNET Online and subsidiaries		276		-		276
Total revenue		38,544		353		38,897

For the year ended December 31, 2014:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		3		722
Business Opportunity Online and subsidiaries		32,259		5,637
Beijing CNET Online and subsidiaries		13		263
Total		32,275		6,622

For the year ended December 31, 2014:

Name of subsidiary or VIE	Net Loss
	$	(’000)

Rise King WFOE		(53)
Business Opportunity Online and subsidiaries		(8,289)
Beijing CNET Online and subsidiaries		(182)
Shanghai Jing Yang		(47)
ChinaNet Online Holdings, Inc.		(5,321)
Total net income before allocation to the noncontrolling interest		(13,892)

For the year ended December 31, 2013:

Name of subsidiary or VIE	Revenue from unrelated parties		Revenue from related parties		Total
	$	(’000)	$	(’000)	$	(’000)

Rise King WFOE		204		168		372
Business Opportunity Online and subsidiaries		23,875		193		24,068
Beijing CNET Online and subsidiaries		5,853		-		5,853
Total revenue		29,932		361		30,293

For the year ended December 31, 2013:

Name of subsidiary or VIE	Cost of Sales		Gross Margin
	$	(’000)	$	(’000)

Rise King WFOE		2		370
Business Opportunity Online and subsidiaries		12,040		12,028
Beijing CNET Online and subsidiaries		4,521		1,332
Total		16,563		13,730

For the year ended December 31, 2013:

Name of subsidiary or VIE	Net (Loss)/Income
	$	(’000)

Rise King WFOE		(1,322)
Business Opportunity Online and subsidiaries		3,022
Beijing CNET Online and subsidiaries		(1,500)
Shanghai Jing Yang		(6)
ChinaNet Online Holdings, Inc.		(477)
Total net loss before allocation to the noncontrolling interest		(283)

Management considers revenues generated from internet advertising, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

•
Internet advertising revenues for the year ended December 31, 2014 were approximately US$17.60 million as compared to US$20.30 million for the same period in 2013, represents a 13% decrease. The decrease in internet advertising revenue for the year ended December 31, 2014 was primarily due to a decrease in number of clients during the period as compared to last year. The decrease in number of clients for the year ended December 31, 2014 was primarily due to the fact that (1) we have placed persistent efforts in integrating and upgrading our internet advertising and marketing services to our SME clients, and during the process, we have gradually eliminated some smaller clients with insufficient spending on our services and concentrated our resources on increasing our cooperation with larger SME clients who have better brand awareness. As a result, despite the decrease in our total number of clients as compared to the same periods of last year, the number of larger customers served by liansuo.com, our premium advertising and marketing web portal continued to increase since it was established. For the year ended December 31, 2014, Liansuo.com served approximately 300 clients, which number was nearly doubled from 153 clients served by Liansuo.com for the year ended 2013; and (2) we experienced intensified competition in the industry and clients’ hesitation on investing in advertising and marketing expenses due to the overall economic decline in China. In response to this situation, we increased our investment in brand building and new marketing service activities, and expanded our existing stream of internet marketing services by providing enhanced search engine marketing services to our clients, which as an important strategic supplement, will direct our clients to use our internet advertising and marketing services through various platforms, thereby increasing our recurring revenues and number of clients in the future.

•
Revenues generated from technical services offered by Rise King WFOE were US$0.73 million and US$0.37 million for the years ended December 31, 2014 and 2013, respectively, which was insignificant for both the years ended December 31, 2014 and 2013.

•
Revenue generated from search engine marketing services for the year ended December 31, 2014 was approximately US$12.94 million. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. Management believes this service will be an effective supplement to the internet advertising services provided to our clients, and will help increase the overall satisfaction on our services, thereby increasing recurring revenues and number of clients from online advertising and marketing in the future.

•
Our TV advertising revenue decreased to US$6.43 million for the year ended December 31, 2014 from US$6.80 million for the same period in 2013. We sold in the aggregate of approximately 6,440 minutes of time slots we purchased from provincial TV stations, as compared to 5,100 total minutes sold in 2013. Due to the adoption of a restriction notice to TV shopping infomercials broadcasted in provincial satellite television station, issued by the SARFT in October 2013, which further restricts the content, air time and duration of these infomercials, the demand of TV advertising service from our clients decreased accordingly. In response, we strategically decreased our unit selling price to encourage our clients to continue use our TV advertising service via non-TV shopping infomercials programs. As a result, although we sold more minutes in 2014, our TV advertising revenue decreased by approximately US$0.4 million in 2014 as compared to last year. We will continue to monitor our clients’ needs of the TV advertising services and improve the profitability of this business segment in future periods.

•
For the year ended December 31, 2014, we earned approximately US$0.28 million of revenue from the bank kiosk business segment as compared to approximately US$0.25 million for the same period in 2013. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is expanding our internet business. It was not a significant contributor to revenue for both the years ended December 31, 2014 or 2013. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will need to be fully integrated into the overall advertising and marketing platform.

•
For the year ended December 31, 2014, we achieved approximately US$0.93 million service revenue from our brand management and sales channel building segment as compared to US$2.57 million service revenue generated in the same period of 2013. The decrease in the revenue from this business segment was primarily due to the hesitation of our client’s investment in offline marketing expending due to the overall economic decline and uncertainty in China. Due to the slow recovery of economy and tightening of our clients advertising budget, we do not expect prompt recovery in this business segment in 2015.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into six segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2014			2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

Internet advertisement and related services	$31,261	25,645	18%	$20,672	8,643	58%
-Internet advertisement	17,597	13,080	26%	20,300	8,641	57%
-Technical services	725	3	99%	372	2	99%
-Search engine marketing service	12,939	12,562	3%	-	-	-
TV advertisement	6,429	6,014	6%	6,801	6,463	5%
Bank kiosk	276	13	95%	251	1	99%
Brand management and sales channel building	931	603	35%	2,569	1,456	43%
Total	$38,897	$32,275	17%	$30,293	$16,563	45%

Cost of revenues: Our total cost of revenues increased to US$32.28 million for the year ended December 31, 2014 from US$16.56 million for the same period in 2013. Our cost of revenues related to our advertising and marketing services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations and direct labor cost associated with providing services.

•
Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the years ended December 31, 2014 and 2013, our total cost of sales for internet advertising was US$13.08 million and US$8.64 million, respectively. The increase in our internet advertising cost for the year ended December 31, 2014 was primarily due to (1) continuously increasing internet advertising resources costs at a rate of 5%-15% per annum due to the overall decrease in demand of TV advertising and other traditional advertising media and stronger bargaining power of key search engines in China; and (2) intensified competition in the industry, which resulted in the increased costs to raise overall services satisfaction and seize market share in the industry. As a result, our gross profit ratio for internet advertising revenue decreased to 26% for the year ended December 31, 2014, compared to 57% for the same period last year.

•
Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the year ended December 31, 2014 was approximately 3%.

•
TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from different provincial TV stations and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$6.01 million and US$6.46 million for the years ended December 31, 2014 and 2013, respectively. The decrease in our total TV advertisement time cost was in line with the decrease in our TV advertising revenue for the year ended December 31, 2014 as compared to that in the same periods of 2013. As discussed above, due to the adoption of restrictions in TV shopping infomercials, the overall demand of TV advertising service from our clients decreased. In order to encourage our clients to continue to use our TV advertising services via other forms of TV infomercials to promote their brand, products and services, we negotiated with the TV stations to provide us with lower cost of time slots accordingly to jointly response to the overall decrease in demand of TV advertising services from SMEs. As a result, although revenue in this business segment decreased, gross margin of this business segment was 6% for the year ended December 31, 2014, compared to 5% for the year ended December 31, 2013.

•
Cost recognized for brand management and sales channel building business segment primarily consisted of director labor cost for providing these services to our clients and other related direct cost. The gross profit margin for this business segment decreased to 35% for the year ended December 31, 2014 as compared to 43%  for the same period in last year, which was caused by (1) decrease in revenue, resulted from cautiously tighten of advertising budget by our clients to respond the uncertainty of the China’s economy, and (2) on the other hand, we were unable to reduce our cost of revenue synchronously under the situation of an overall increasing of labor cost, office rental and other utilities and supplies. We will strengthen our cost management in further periods to improve the profitability of this business segment.

Gross Profit

As a result of the foregoing, our gross profit was US$6.6 million for the year ended December 31, 2014 as compared to US$13.7 million for the same period in 2013. Our overall gross profit rate decreased to 17% for the year ended December 31, 2014, as compared to 45% for the same period in 2013. The decrease was a direct result of the decrease in the gross margin rate of our internet advertising segment to 26% for the year ended December 31, 2014, compared to 57% for the same period in last year, which was primarily due to the decrease in sales and increase in the related cost of sales of this business during the period, as discussed above.

Operating Expenses and Net Income

Our operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Years ended December 31,
	2014		2013
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$38,897	100%	$30,293	100%
Gross Profit	6,622	17%	13,730	45%
Sales and marketing expenses	7,017	18%	2,574	8%
General and administrative expenses	6,207	16%	7,691	25%
Research and development expenses	2,659	7%	1,995	7%
Goodwill impairment and impairment of intangible assets	5,639	14%	-	-
Total operating expenses excluding loss on disposal of intangible assets and gain/loss on disposal of VIEs	21,522	55%	12,260	40%

Operating Expenses:   Our operating expenses increased to US$21.5 million for the year ended December 31, 2014 from US$12.3 million for the same period of 2013.

•
Selling and marketing expenses: For the year ended December 31, 2014, our selling expenses increased to US$7.02 million from US$2.57 million for the same period of 2013. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the year ended December 31, 2014, the change in our selling expenses was primarily due to the following reasons: (1) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.03 million due to a new office established; (2) the decrease in website server hosting and broadband leasing expense of approximately US$0.12 million due to more favorable contract terms negotiated with the service provider; (3) the increase in share-based compensation expenses of approximately US$1.04 million related to the restricted stock granted in December 2014; and (4) the increase in our brand marketing expenses of approximately US$3.49 million, which we spent through key search engines to promote our brand, websites and services. During the year ended December 31, 2014, the increase in our brand marketing expense was paid to search engines for the promotion of our websites and new services. Due to increasing competition in the industry and in order to strengthen our brand image and awareness, management considered it to be necessary to increase brand building expenses for our operating websites, as well as new services introduced to our clients. Through the SEM technology, we bid on various key words to direct more internet traffic to our main business portals such as 28.com and Liansuo.com. We will also continue to actively participate in both domestic and international SME exhibitions and in government supported employment promotion programs, which are considered cost-effective ways to build our brand in future years.

•
General and administrative expenses: General and administrative expenses decreased to US$6.21 million for the year ended December 31, 2014 as compared to US$7.69 million for the same period in 2013. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the year ended December 31, 2014, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: salary and staff benefits, office supplies, depreciation expenses on office equipment, travelling expenses and entertainment expenses of approximately US$0.72 million, due to the overall cost reduction plan executed by management and additional expenses incurred for the “10-year Anniversary and Customer Sharing Conference” hosted by us in August 2013; and (2) the net effect of decrease in allowance for doubtful accounts of approximately US$3.56 million; (3) the increased in share-based compensation expenses of approximately US$2.98 million related to the restricted stock and options granted in December 2014; and (4) the decrease in professional service (such as: investor relations, legal, etc.) charges of approximately US$0.18 million, primarily due to decrease in the related services required from these parties as compared to the same period last year.

•
Research and development expenses: Research and development expenses increased to US$2.66 million for the year ended December 31, 2014 from US$2.00 million for the same period of 2013. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. For the year ended December 31, 2014, the increase in research and development expenses was primarily due to the increase in share-based compensation expenses of approximately US$0.70 million related to the restricted stock granted in December 2014. We will continue our research and development efforts in expanding, optimizing and enhancing the technology of our portal websites, upgrading our advertising and internet management software and further integrating our management tools system in future years.

•
Goodwill impairment and impairment of intangible assets: Our respective goodwill is directly attributable to our internet advertising reporting unit and brand management and sales channel building reporting unit. For the years ended December 31, 2014 and 2013, the Company performed its annual test on goodwill impairment for these two reporting units on December 31, 2014 and 2013, respectively. Due to intensified market competition and continued rising cost from suppliers, which resulted in the decrease in gross margin, operation performance, and consecutive net losses incurred in 2014, we determined the existence of goodwill impairment through the qualitative test on goodwill impairment as of December 31, 2014. We then performed the quantitative test on goodwill impairment as of December 31, 2014 with the assistance of an independent valuation firm and determined goodwill impairment exist for both reporting units. First, we determined that the carrying amounts of our internet advertising and brand management and sales channel building reporting units were greater than its respective fair value, which indicated that goodwill should be impaired. Second, we calculated the respective implied fair value of goodwill for each of the reporting units by allocating the respective fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805 “Business Combinations,” by determining the fair values and impairment amounts of our intangible assets. The fair value of reporting units was determined using the income approach by a discounted cash flow analysis. The discounted cash flow method is premised on the concept that the value is based on the present value of all future cash flows by applying an appropriate discount rate. The future benefits generating cash flows consist of current income distributions, appreciation in the asset, or a combination of both. In essence, this valuation method requires a forecast to be made of cash flow, going out far enough into the future until an assumed stabilization occurs for the assets being appraised. This methodology assumes that the forecasted income/cash flow will not necessarily be stable in the near term but will stabilize in the future. The fair value of intangible assets was determined using Multi-period Excess Earning Method (the “MPEEM method”), an application of income approach, the MPEEM method is a widely used valuation method. It determines the fair value of the target asset as the present value of the cash flows attributable to it. As the target asset will generally earn cash flows through interaction with other tangible and intangible assets, the contributions to cash flows of those other assets must be removed. Those assets are referred as contributory assets which are defined as all assets that are utilized in the realization of expected future cash flows for the target asset. Please refer to critical accounting policies discussed above for the quantitative information of the significant unobservable internally-developed inputs utilized in these fair value measurement, which were considered as level 3 inputs within the fair value hierarchy as defined in ASC Topic 820 “Fair Value Measurement and Disclosures”. For the year ended December 31, 2014, we recorded approximately US$0.44 million and US$3.75 million impairment loss for non-compete agreement and goodwill of our internet advertising reporting unit, respectively, and US$0.04 million, US$0.51 million and US$0.90 million for non-compete agreement, customer relationship and goodwill of our brand management and sales channel building reporting unit, respectively.

 Loss on disposal of intangible assets: Loss on disposal of intangible assets of approximately US$0.32 million recognized for the year ended December 31, 2013 represented the disposal of trade mark we owned upon disposal of two of our former consolidated VIEs in November 2013.

Gain/(loss) on disposal of VIEs: For the years ended December 31, 2014 and 2013, we reorganized and further integrated our business resources in our internet advertising segment and brand management and sales channel building segment, respectively. As a result, after transferring the related business activities and resources into other companies of the same segments, we disposed three former consolidated VIEs in 2014 and 2013, which were Quanzhou Zhi Yuan Marketing Planning Co., Ltd., Quanzhou Tian Xi Shun He Advertisement Co., Ltd. and Sou Yi Lian Mei Network Technology (Beijing) Co. Ltd. Accordingly, we recognized a gain of approximately US$0.27 million for the year ended December 31, 2014 and incurred a loss of approximately US$0.54 million for the year ended December 31, 2013.

(Loss)/income from operations: As a result of the foregoing, our loss from operations was approximately US$14.63 million for the year ended December 31, 2014 and our income from operations was US$0.61 million for the year ended December 31, 2013.

Interest income: For the year ended December 31, 2014 and 2013, interests income earned was primarily contributed from the approximately US$3.5 million of term deposit we placed in a major financial institution in the PRC.

Interest expense: For the year ended December 31, 2014 and 2013, interests expenses we paid were primarily related to the approximately US$0.8 million of short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs.

(Loss/)income before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, our loss before income tax expenses, equity method investment and noncontrolling interest was approximately US$14.59 million for the year ended December 31, 2014. For the year ended December 31, 2013, our income before income tax expenses, equity method investment and noncontrolling interest was US$0.72 million.

Income tax benefit/(expense): We recognized a net income tax benefit of approximately US$0.65 million for the year ended December 31, 2014 and a net income tax expense of approximately US$0.82 million for the years ended December 31, 2013, respectively. For the year ended December 31, 2014, net income tax benefit included (1) current income tax expense of approximately US$0.20 million; and (2) deferred income tax benefit of approximately US$0.85 million. For the year ended December 31, 2013, net income tax expense included: (1) current income tax expense of approximately US$1.30 million; and (2) deferred income tax benefit of approximately US$0.49 million. For the years ended December 31, 2014 and 2013, deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years was both approximately US$0.23 million and an additional approximately US$0.25 million and US$0.08 million deferred tax benefit was recognized for the years ended December 31, 2014 and 2013, respectively, was due to provision of impairment losses of intangible assets in 2014 and disposal of trade mark upon disposal of two of our former consolidated VIEs in 2013, respectively. We also recognized an approximately US$0.30 million and US$0.19 million net deferred income tax benefit in relation to a portion of the net operating losses carry forward incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of utilized amount of approximately US$0.13 million and US$0.01 million resulted from net income generated for the years ended December 31, 2014 and 2013, respectively, and after deduction of US$0.59 million and US$0.58 million net allowance for the years ended December 31, 2014 and 2013, respectively, which related to the portion of the net operating loss carry forward, that we consider likely not be able to utilized due to insufficient future earnings.

Loss before equity method investments and noncontrolling interests: As a result of the foregoing, our loss before equity method investment and noncontrolling interest was approximately US$13.94 million and US$0.10 million for the years ended December 31, 2014 and 2013, respectively.

Share of income/(losses) in equity investment affiliates: For the years ended December 31, 2014 and 2013, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan of approximately US$0.004 million and US$0.04 million for the year ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014 and 2013, we recognized our pro-rata share of gain of approximately US$0.05 million and our pro-rata share of loss of approximately US$0.14 million in Zhao Shang Ke Hubei, respectively. Given the foregoing, net amount recognized as share of gain in equity investment affiliates was approximately US$0.05 million for the year ended December 31, 2014, net amount recognized as share of losses in equity investment affiliates was US$0.18 million for the years ended December 31, 2013.

Net loss: As a result of the foregoing, we incurred a net loss of US$13.89 million and US$0.28 million for the year ended December 31, 2014 and 2013, respectively.

Loss attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia and Sheng Tian Hubei were 51% owned by Business Opportunity Online and Business Opportunity Online Hubei, respectively, upon incorporation. In September 2013, we acquired the remaining 49% equity interest in Sheng Tian Hubei and Sheng Tian Hubei became a wholly-owned VIE of ours accordingly. For the year ended December 31, 2014, net loss allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.15 million. For the year ended December 31, 2013, net income allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.01 million, net loss allocated to the noncontroliing interest of Sheng Tian Hubei was approximately US$0.06 million. Given the foregoing, in the aggregate, net loss attributable to noncontrolling interests was approximately US$0.05 million for the year ended December 31, 2013.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$13.74 million for the year ended December 31, 2014 as compared to US$0.23 million for the year ended December 31, 2013.

B.           LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2014, we had cash and cash equivalents of approximately US$5.0 million and we also have approximately US$3.5 million of term deposit placed in one of the major financial institutes in China which will expire in July 2015.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out and continued expansion of our network and (b) our working capital needs, which include deposits and advance payments to TV advertising slots and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies to enhance the functionality of the management tools provided by our advertising portals and our general network securities, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from operating activities we generated. Our existing cash is adequate to fund operations for the next 12 months.

The following table provides detailed information about our net cash flow for the periods indicated:

	Year ended December 31,
	2014	2013
	Amounts in thousands of US dollars

Net cash provided by operating activities	$1,958	$2,756
Net cash provided by/(used in) investing activities	891	(5,733)
Net cash (used in)/provided by financing activities	(1,257)	807
Effect of foreign currency exchange rate changes on cash	3	129
Net increase/(decrease) in cash and cash equivalents	$1,595	$(2,041)

Net cash provided by operating activities:

For the year ended December 31, 2014, our net cash provided by operating activities of approximately US$1.96 million were primarily attributable to:

(1)
net loss excluding approximately US$1.44 million of non-cash expenses of depreciation, amortizations; approximately US$4.84 million share-based compensation; approximately US$0.86 million of reversal of bad debts provisions; approximately US$0.05 million of share of income in equity investment affiliates; approximately US$0.27 million gain in deconsolidation of VIE, approximately US$0.85 million of net deferred income tax benefit and approximately SU$5.64 million impairment loss on goodwill and intangibles, of approximately US$4.00 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-
other receivables decreased by approximately US$1.37 million, which was primarily due to collection of the marketing campaign related loan made for the production of the TV series “Xiao Zhan Feng Yun”;

-	accounts receivable and due from related parties for the advertising and marketing services provided decreased by approximately US$5.68 million due to subsequent collection;

-	accounts payable increased by approximately US$0.39 million; and

-	other payables increased by approximately US$0.32 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers increased by approximately US$1.50 million, which was primarily for the purchasing of internet resources from key search engines in China;

-	advance from customers decreased by approximately US$0.12 million;

-	taxes payable decreased by approximately US$0.08 million; and

-	other current assets increased by approximately US$0.04 million, accrued payroll and expenses decreased by approximately US$0.06 million.

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

Net cash provided by/(used in) investing activities:

For the year ended December 31, 2014, our cash provided by investing activities included the following transactions: (1) we spent approximately US$0.28 million for purchase of general office equipment and decoration of a new established office; (2) we prepaid approximately US$0.85 million for the development of software systems related to internet environment monitoring, network security and system optimization to enhance the overall safety and efficiency of our network system; (3) we collected approximately US$0.79 million of short-term loan that we lent to an unrelated entity in last year; (4) we made an investment of approximately US$0.02 million in an entity engaged in children’s playground operation management and franchise business and obtained 10% of its equity interest; (5) we collected approximately US$1.6 million of receivables related to disposal of two of our former VIEs in November 2013; and (6) the cash effect of deconsolidation of a VIE in 2014 of approximately US$0.36 million, which was recorded as a cash outflow from investing activities. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$0.89 million for the year ended December 31, 2014.

For the year ended December 31, 2013, our net cash used in investing activities included the following transactions: (1) we spent approximately US$0.10 million for purchasing of general office equipment; (2) for further development of comprehensive value-added services to our customers, which are mostly small and medium enterprises in China (“SMEs”), we made a deposit to an unrelated technical consulting entity of approximately US$2.42 million for the purchasing of software technology that related to operation management applications for SMEs, which transaction had been consummated in December 2014; (3) we paid approximately US$2.26 million to settle the outstanding payment for the acquisition of the 49% equity interest in two of our VIEs; (4) we made an approximately US$0.79 million temporary loan to unrelated entities; (5) the cash effect on disposal of two of our VIEs of approximately US$0.15 million, which was recorded as a cash outflow from investing activities. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$5.73 million for the year ended December 31, 2013.

Net cash (used in)/provided by financing activities:

For the year ended December 31, 2014, our net cash used in financing activities was approximately US$1.26 million which primarily consisted of the following transactions: (1) we repaid our short-term bank loan of approximately US$0.81 million that matured on July 31, 2014; (2) we renew the short-term bank loan of approximately US$0.81 million on September 30, 2014, which will expire on September 29, 2015; (3) we borrowed approximately US$0.72 million from the noncontrolling interest of one of our VIEs to supplement the short-term working capital needs of this VIE; (4) we repaid approximately US$0.08 million to this noncontrolling interest of our VIE during the year; and (5) we repaid approximately US$1.89 million of the former inter-company loan to our former VIE. In the aggregate, these transactions resulted in a net cash outflow from financing activities of approximately US$1.26 million for the year ended December 31, 2014.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2014 and 2013, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was both approximately US$7.3 million.

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

As of December 31, 2014 and 2013, there were approximately US$30.8 million and US$39.3 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million statutory reserve funds as of December 31, 2014 and 2013, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.3 million restricted net assets as of December 31, 2014 and 2013, as discussed above.

C.           Off-Balance Sheet Arrangements

None.

D.           Disclosure of Contractual Obligations

The following table sets forth our company’s operating lease commitment as of December 31, 2014:

Office Rental
US$(’000)
Year ending December 31,
-2015	381
-2016	135
516

In December 2014, the Company entered into a purchase agreement of RMB32.29 million (approximately US$5 million) with an unrelated counter party for the purchasing of software applications related to operation management applications for SMEs. As of December 31, 2014 and the date hereof, the Company has paid in the aggregate of RMB15 million (approximately US$2.5 million) and RMB22 million (approximately US$3.6 million), respectively. The remaining unpaid contract amount needs to be paid before July 31, 2015.

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring, network security and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.1 million) and a first installment of RMB5.2 million (approximately US$0.85 million) was paid in 2014. The transaction as contemplated under the contract is expected to be consummated in the first half of 2015 and the remaining unpaid contract amount is expected to be paid in the first half of 2015.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of December 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”) in 1992. Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2014, and determined it to be effective.

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

During the fiscal year ended December 31, 2014, we implemented the following measures to strengthen our internal controls:

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

ChinaNet Online Holdings, Inc.

Dated: April 15, 2015	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2015	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer) and Director

Dated: April 15, 2015	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 15, 2015	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: April 15, 2015	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

Dated: April 15, 2015	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

CHINANET ONLINE HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2 - F-3

Consolidated Statements of Operations and Comprehensive (Loss)/Income for the Years ended December 31, 2014 and 2013	F-4 - F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013	F-6 - F-7

Consolidated Statements of Changes in Equity for the Years ended December 31, 2014 and 2013	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChinaNet Online Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP
New York, New York
April 15, 2015

  •  7 Penn Plaza  Suite 830•  New York, New York 10001•  Phone 646.442.4845•  Fax 646.349.5200• marcumbp.com

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2014	2013
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$5,037	$3,442
Term deposit	3,465	3,467
Accounts receivable, net	2,407	7,673
Other receivables, net	8,392	4,299
Prepayment and deposit to suppliers	8,092	14,692
Due from related parties	51	502
Other current assets	61	27
Deferred tax assets-current	176	153
Total current assets	27,681	34,255

Long-term investments	909	845
Property and equipment, net	943	1,057
Intangible assets, net	9,238	6,015
Deposit and prepayment for purchasing of software technology	850	2,453
Goodwill	6,772	11,450
Deferred tax assets-non current	1,037	759
Total Assets	$47,430	$56,834

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$817	$818
Accounts payable *	782	421
Advances from customers *	832	995
Accrued payroll and other accruals *	585	676
Due to noncontrolling interest of VIE *	638	-
Payable for purchasing of software technology *	2,826	-
Taxes payable *	3,332	7,029
Other payables *	602	288
Total current liabilities	10,414	10,227

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	As of December 31,
	2014	2013
	(US $)	(US $)
Long-term liabilities:
Deferred tax liability-non current *	964	1,439
Long-term borrowing from director	143	143
Total Liabilities	11,521	11,809

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 29,030,130 shares and 22,376,540 shares at December 31, 2014 and 2013, respectively)	29	22
Additional paid-in capital	24,703	19,870
Statutory reserves	2,607	2,602
Retained earnings	5,222	18,965
Accumulated other comprehensive income	3,625	3,689
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	36,186	45,148

Noncontrolling interests	(277)	(123)
Total equity	35,909	45,025

Total Liabilities and Equity	$47,430	$56,834

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(In thousands)

	Year Ended December 31,
	2014	2013
	(US $)	(US $)

Sales
From unrelated parties	$38,544	$29,932
From related parties	353	361
	38,897	30,293
Cost of sales	32,275	16,563
Gross margin	6,622	13,730

Operating expenses
Sales and marketing expenses	7,017	2,574
General and administrative expenses	6,207	7,691
Research and development expenses	2,659	1,995
Loss on disposal of intangible asset	-	315
(Gain)/loss on disposal of VIEs	(266)	543
Goodwill impairment and impairment of intangible assets	5,639	-
	21,256	13,118

(Loss)/income from operations	(14,634)	612

Other income (expenses)
Interest income	122	125
Interest expense	(52)	(26)
Other (expenses)/income	(28)	5
	42	104
(Loss)/income before income tax expense, equity method investments and noncontrolling interests	(14,592)	716
Income tax benefit/(expense)	653	(816)
Loss before equity method investments and noncontrolling interests	(13,939)	(100)
Share of income/(losses) in equity investment affiliates	47	(183)
Net loss	(13,892)	(283)
Net loss attributable to noncontrolling interests	154	49
Net loss attributable to ChinaNet Online Holdings, Inc.	$(13,738)	$(234)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME (CONTINUED)
(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2014	2013
	(US $)	(US $)

Net loss	$(13,892)	$(283)
Foreign currency translation (loss)/gain	(64)	1,306
Comprehensive (Loss)/income	$(13,956)	$1,023
Comprehensive loss attributable to noncontrolling interests	154	39
Comprehensive (loss)/income attributable to ChinaNet Online Holdings, Inc.	$(13,802)	$1,062

Loss per share
Loss per common share
Basic and diluted	$(0.61)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	22,414,523	22,284,485

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(13,892)	$(283)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,437	1,617
Share-based compensation expenses	4,840	125
(Reverse of)/provision for allowances for doubtful accounts	(861)	2,702
Share of (income)/losses in equity investment affiliates	(47)	183
Goodwill impairment and impairment of intangible assets	5,639	-
Loss on disposal of property and equipment	-	3
(Gain)/loss on disposal of VIEs	(266)	543
Loss on disposal of intangible asset	-	315
Deferred taxes	(850)	(486)
Changes in operating assets and liabilities
Accounts receivable	5,226	(3,676)
Other receivables	1,370	98
Prepayment and deposit to suppliers	(1,499)	380
Due from related parties	449	(282)
Other current assets	(42)	106
Accounts payable	390	301
Advances from customers	(118)	(104)
Accrued payroll and other accruals	(60)	(242)
Other payables	318	(69)
Taxes payable	(76)	1,525
Net cash provided by operating activities	1,958	2,756

Cash flows from investing activities
Purchases of vehicles and office equipment	(280)	(79)
Deposit and prepayment for purchasing of software technology	(847)	(2,420)
Short-term loan to unrelated entities	-	(790)
Repayment of short-term loan from unrelated entities	790	-
Long-term investment in cost/equity method investees	(18)	(40)
Collection of receivable on disposal of VIEs	1,604	-
Payment for acquisition of VIEs	-	(2,258)
Cash effect on deconsolidation of VIEs	(358)	(146)
Net cash provided by/(used in) investing activities	891	(5,733)

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2014	2013
	(US $)	(US $)

Cash flows from financing activities
Proceeds from short-term bank loan	814	807
Repayment of short-term bank loan	(814)	-
Short-term loan from noncontrolling interest of VIE	717	-
Repayment of short-term loan to noncontrolling interest of VIE	(81)	-
Repayment to former VIE	(1,893)	-
Net cash (used in)/provided by financing activities	(1,257)	807

Effect of exchange rate fluctuation on cash and cash equivalents	3	129

Net increase/(decrease) in cash and cash equivalents	1,595	(2,041)

Cash and cash equivalents at beginning of the year	3,442	5,483
Cash and cash equivalents at end of the year	$5,037	$3,442

Supplemental disclosure of cash flow information

Income taxes paid	$204	$39
Interest expense paid	$52	$25

Non-cash transactions:
Receivable on disposal of VIEs	$-	$1,611
Payable for purchasing of software technologies	$2,826	$-

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for number of shares)

Total equity
	Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Noncontrolling Interests	Total Equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, December 31, 2012	22,186,540	22	20,008	2,296	19,505	2,393	621	44,845
Restricted shares issued for services	190,000	-	125	-	-	-	-	125
Purchase of noncontrolling interests in a VIE	-	-	(263)	-	-	-	(705)	(968)
Appropriation of statutory reserves	-	-	-	306	(306)	-	-	-
Net loss for the year	-	-	-	-	(234)	-	(49)	(283)
Foreign currency translation adjustment	-	-	-	-	-	1,296	10	1,306
Balance, December 31, 2013	22,376,540	22	19,870	2,602	18,965	3,689	(123)	45,025

CHINANET ONLINE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except for number of shares)

Total equity (Continued)
	Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Noncontrolling Interests	Total Equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Restricted shares issued for services	190,000	-	117	-	-	-	-	117
Restricted shares issued to management, employees and directors	3,952,113	4	4,620	-	-	-	-	4,624
Unvested restricted shares issued to management	2,666,667	3	(3)	-	-	-	-	-
Share-based compensation expenses related to common stock purchase options issued to directors	-	-	99	-	-	-	-	99
Cancellation of restricted shares due to cessation of employment	(155,190)	-	-	-	-	-	-	-
Appropriation of statutory reserves	-	-	-	5	(5)	-	-	-
Net loss for the year	-	-	-	-	(13,738)	-	(154)	(13,892)
Foreign currency translation adjustment	-	-	-	-	-	(64)	-	(64)
Balance, December 31, 2014	29,030,130	29	24,703	2,607	5,222	3,625	(277)	35,909

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

1.	Organization and nature of operations

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

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, Allglad Limited, a British Virgin Islands company (“Allglad”), Growgain Limited, a British Virgin Islands company ("Growgain"), Rise King Investments Limited, a British Virgin Islands company (“Rise King BVI”), Star (China) Holdings Limited, a British Virgin Islands company (“Star”), Surplus Elegant Investment Limited, a British Virgin Islands company (“Surplus”), Clear Jolly Holdings Limited, a British Virgin Islands company (“Clear” and together with Allglad, Growgain, Rise King BVI, Star and Surplus, the “China Net BVI Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing, communication and brand management and sales channel building services to small and medium enterprises (“SMEs”) in China.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Through a series of contractual agreements (the “Contractual Agreements” or “VIE Agreements”) between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) and Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”) (collectively the “PRC Operating Entities” or the “VIEs”) and its common individual owners (the “PRC Shareholders” or the “Control Group”), the Company, through Rise King WFOE, secures significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

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

As of December 31, 2014, the Company’s VIE, Beijing CNET Online is a 51% shareholder of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”) and a 10% shareholder of Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”). Business Opportunity Online is a 51% shareholder of Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), the sole shareholder of Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), the sole shareholder of Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), the sole shareholder of Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), the sole shareholder of Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), the sole shareholder of Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) and a 23.18% shareholder of Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Business Opportunity Online Hubei is the sole shareholder of Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), the sole shareholder of Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”) and a 25.5% shareholder of Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”). The Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as discussed above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”).

Risks in Relation to the VIE Structure

The Ministry of Commerce of PRC (“MOFCOM”) published a discussion draft of the proposed Foreign Investment Law (the “Draft”) in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China. The Draft embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments.

The MOFCOM is currently soliciting comments on the Draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The Draft, if enacted as proposed, may materially impact the viability of the Company’s current corporate structure, corporate governance and business operations. The Draft expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a Foreign Investment Enterprise (“FIE”).

Under the Draft, VIEs that are controlled via contractual arrangement would be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that falls under restricted to foreign investment or prohibited from foreign investment, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the VIEs will be treated as FIEs and any operation in the industry category falls under restricted to foreign investment or prohibited from foreign investment, without market entry clearance may be considered as illegal. Moreover, for the enterprises which are not incorporated under the laws of China (foreign investors) but are "controlled" by Chinese investors, they may submit documentary evidence to apply for identifying their investment as the investment by Chinese investors when they applying for the market entry clearance to engage in any investment as set out in industries restricted to foreign investment or prohibited from foreign investment in China. The competent authorities of foreign investment will grant the review opinion on whether the said investment is identified as the investment by Chinese investors.

In conclusion, if the Draft enacted as proposed, it is possible that the Company's conduct of certain of its operations and businesses through the VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. If such a finding were made, regulatory authorities with jurisdiction over the licensing and operation of such businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Company's income, revoking the business or operating licenses of the affected businesses, requiring the Company to restructure its ownership structure or operations, or requiring the Company to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Company's business operations, and have a material adverse impact on the Company's cash flows, financial position and operating performance. The Company's management considers the possibility of such a finding by PRC regulatory authorities to be remote.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company's consolidated financial statements. If such were the case, the Company's cash flows, financial position and operating performance would be materially adversely affected.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The Company's agreements with respect to its consolidated VIEs are approved and in place. The Company's management believes that such agreements are enforceable, and considers it a remote possibility that PRC regulatory authorities with jurisdiction over the Company's operations and contractual relationships would find the agreements to be unenforceable under existing laws.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As a result of these VIE Agreements, the Company through its wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes, but is not limited to, the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, office automation technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, the Company will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our PRC Operating Entities and their shareholders.

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of December 31, 2014 and 2013, respectively:

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$4,239	$3,326
Term deposit	3,465	3,467
Accounts receivable, net	2,407	7,637
Other receivables, net	8,349	3,416
Prepayment and deposit to suppliers	8,091	14,690
Due from related parties	-	174
Other current assets	58	27
Deferred tax assets-current	107	118
Total current assets	26,716	32,855

Long-term investments	865	801
Property and equipment, net	869	918
Intangible assets, net	9,238	6,013
Deposit and prepayment for purchasing of software technology	850	2,453
Goodwill	6,772	11,450
Deferred tax assets-non current	795	482
Total Assets	$46,105	$54,972

Liabilities
Current liabilities:
Short-term bank loan	$817	$818
Accounts payable	782	421
Advances from customers	832	995
Accrued payroll and other accruals	357	279
Due to Control Group	11	11
Due to noncontrolling interest of VIE *	638	-
Payable for purchasing of software technology	2,826
Taxes payable	2,846	6,542
Other payables	580	142
Total current liabilities	9,689	9,208

Deferred tax Liabilities-non current	964	1,439
Total Liabilities	$10,653	$10,647

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the year ended December 31, 2014, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$38,172,000 cost of sales of approximately US$32,272,000, operating expenses of approximately US$15,425,000 and net loss before allocation to noncontrolling interests of approximately US$8,518,000.

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

Certain prior year accounts have been regrouped or reclassified to conform to the current year presentation, which did not have any impact on the Company’s prior year consolidated financial position, consolidated results of operations and consolidated cash flows.

e)	Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”).  The functional currency of the Company’s PRC operating subsidiary and VIEs is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2014	2013
Balance sheet items, except for equity accounts	6.1190	6.1140

	Year ended December 31,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1428	6.1982

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

g)	Term deposits

Term deposits consist of bank deposits with an original maturity of between three to twelve months.

h)	Accounts and other receivable, net

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

i)	Long-term Investments

Equity method investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee companies. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of income and comprehensive income; however, the Company’s share of the income or losses of the investee company is reflected in the caption “Share of income (losses) in equity investment affiliates” in the consolidated statements of operations and comprehensive (loss)/income. The Company’s carrying value (including advance to the investee) in equity method investee companies is recorded in the caption “Long-term investments” in the Company’s consolidated balance sheets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Cost method investments

Investee companies that are not consolidated, and over which the Company does not exercise significant influence, are accounted for under the cost method of accounting in accordance to ASC Topic 325 subtopic 20: “Investments-Other: Cost Method Investments”. The Company generally owns less than 20% interest in the voting securities of the cost method investee companies. Under the cost method of accounting, the Company records the cost method investments at cost in the caption “Long-term investments” in the Company’s consolidated balance sheets, and only adjusts for other-than-temporary declines in fair value of investee companies and distributions of earnings from investee companies.

Impairment for long-term investments

The Company assesses its long-term investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, operating performance and financial position of the investee companies, including current earnings trends and undiscounted cash flows, and other company-specific information. The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and determination of whether any identified impairment is other-than-temporary. The impairment to be recognized is measured by the amount by which the carrying values of the long-term investments exceed the fair value of the long-term investments.

For the years ended December 31, 2014 and 2013, the Company did not record any other-than-temporary impairment associated with its long-terms investments.

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

When property and equipment are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon. Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred, whereas the cost of renewals and betterments that extend the useful life of the assets are capitalized as additions to the related assets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

k)	Intangible assets, net

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

The Company accounted for website development costs in accordance with ASC Topic 350-50, which requires that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. ASC Topic 350-50 also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred. For the years ended December 31, 2014 and 2013, the Company did not capitalize any such cost, as the amount was considered immaterial.

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

For the year ended December 31, 2014, the Company provided approximately US$989,000 impairment loss in the aggregate associated with long-lived assets, which was related to intangible assets (non-compete agreement and customer relationship) acquired through various business combination transactions. For the year ended December 31, 2013, the Company did not record any impairment losses associated with long-lived assets. Please refer to Note 3 (r) and Note 11 for detailed disclosures about the impaired intangible assets and the related valuation technique(s) and inputs used in the fair value measurement for these intangible assets.

m)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its consolidated VIEs.

Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level at least on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The test consists of two steps. First, identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805 “Business Combinations.”

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

The Company’s respective goodwill is directly attributable to its internet advertising reporting unit and brand management and sales channel building reporting unit. For the years ended December 31, 2014 and 2013, the Company performed its annual test on goodwill impairment for these two reporting units on December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the Company provided approximately US$4,650,000 impairment loss in the aggregate associated with goodwill. For the year ended December 31, 2013, the Company did not record any impairment losses associated with Goodwill. Please refer to Note 3 (r) and Note 13 for detailed disclosures about the impairment of goodwill and the related valuation technique(s) and inputs used in the fair value measurement for the Company’s goodwill.

n)	Transaction between entities under common control

In August 2014, the Company integrated and merged all business activities and resources (excluding tangible assets and liabilities incurred) of its former VIE, Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd. (“Sou Yi Lian Mei”) and Sou Yi Lian Mei’s sole wholly-owned subsidiary, Jin Du Ya He (Beijing) Network Technology Co., Ltd. (“Jin Du Ya He”) to the Company’s other internet advertising and marketing companies for continued operation. Sou Yi Lian Mei and its subsidiary Jin Du Ya He were subsequently disposed by the Company.

In April 2013, the Company formed Quanzhou Zhi Lang for the reorganization of its brand management and sales channel building business segment. All of the business activities and resources of the Company’s former VIEs, Quanzhou Zhi Yuan Marketing Planning Co., Ltd. (“Quanzhou Zhi Yuan”) and Quanzhou Tian Xi Shun He Advertisement Co., Ltd. (“Quanzhou Tian Xi Shun He”) (excluding tangible assets and liabilities incurred), were transferred and merged into Quanzhou Zhi Lang. After the reorganization, Quanzhou Zhi Yuan and Quanzhou Tian Xi Shun He were subsequently disposed by the Company.

The Company considered these transactions as transaction between entities under common control and accounted for these transactions in accordance with ASC 805-50, which provided guidance on measuring assets and liabilities transferred between entities under common control. In accordance with ASC 805-50, transferring assets between entities under common control, the entity that receives the net assets should initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

o)	Deconsolidation

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

For the years ended December 31, 2014 and 2013, the Company achieved approximately US$0.27 million gain and incurred approximately US$0.54 million loss on disposal of its former VIEs, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

p)	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary

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

The Company acquired the remaining 49% equity interest in Sheng Tian Hubei in September 2013. The difference between the cash consideration paid and the amount by which the noncontrolling interest was adjusted to reflect the change in its ownership interest in the VIE of approximately US$0.26 million was recognized in equity attributable to the Company for the year ended December 31, 2013.

q)	Noncontrolling interest

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

r)	Fair value

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

The Company measures certain non-financial assets, such as intangible assets and goodwill, at fair value on a nonrecurring basis only if they were determined to be other-than-temporarily impaired.

Assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy are summarized as follows:

	Carrying value	Fair value measurement using inputs	Impairment charge for the year ended December 31, 2014
As of December 31, 2014:		Level 3
		US$(’000)	US$(’000)

Intangible assets	392	392	989
Goodwill	6,772	6,772	4,650

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Due to intensified market competition and continued rising cost from suppliers, which resulted in the decrease in gross margin, operation performance, and consecutive net losses incurred in 2014, the Company performed impairment analysis on its intangible assets and goodwill as of December 31, 2014. The fair value of intangible assets and goodwill was determined using income approach. The following table summarizes the quantitative information about the Company’s Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

	Fair Value as of December 31, 2014	Valuation technique(s)	Unobservable inputs	Ranges
	US$(’000)
Intangible assets	392	Multi-period Excess Earning	Remaining useful life (in years)	1.17	-	5.17
			Discount rate	24.4%	-	26.2%
			Decline in EBIT without non-compete agreement		10%
			Annual customer attrition rate		15%

Goodwill	6,772	Discounted Cash Flow	Projection year (in years)		6
			Discount rate	24.4%	-	26.2%
			Terminal growth rate		3.5%

s)	Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales include revenues from selling advertising time purchased from TV stations, internet advertising space on the Company’s website portals and effective sales lead information collected, providing online advertising, marketing and other related value added technical services. No revenue from advertising-for-advertising barter transactions was recognized because the transactions did not meet the criteria for recognition in ASC Topic 605, subtopic 20. Advertising contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration in specified locations on the sites and for agreed periods; and/or places the advertisements onto purchased advertisement time during specific TV programs for agreed periods. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Value added technical services are provided based on two types of contracts: (i) fixed price and (ii) fixed price with minimum performance threshold. For contracts with fixed price term, revenue is recognized on a pro-rata basis over the engaged service period. For fixed price contracts with minimum performance threshold, revenue is recognized when the specified performance criteria is met. Revenue from search engine marketing services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium. The Company recognizes the revenue on a gross basic, as the Company believes that it acts as the primary obligor of this transaction, which is considered the most important factor for a gross revenue recognition in accordance with ASC Topic 605, subtopic 45. Revenue from selling effective sales lead information is recognized based on fixed price per sales lead when information is delivered and accepted by clients. Based upon the Company’s credit assessments of its clients prior to entering into contracts, the Company determines if collectability is reasonably assured. In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from clients, only after services have been provided and all other criteria for revenue recognition have been met.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

t)	Cost of sales

Cost of sales primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties, direct labor cost and benefits.

u)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statement of operations and comprehensive (loss)/income. For the years ended December 31, 2014 and 2013, advertising expenses for the Company’s own brand building were approximately US$3,938,000 and US$450,000, respectively.

v)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2014 and 2013 were approximately US$2,659,000 and US$1,995,000, respectively.

w)	Income taxes

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

x)	Uncertain tax positions

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. The tax returns of the Company’s PRC subsidiary and VIEs are subject to examination by the relevant tax authorities. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2014 and 2013 and did not have any significant unrecognized uncertain tax positions as of December 31, 2014 and 2013, respectively.

y)	Share-based Compensation

The Company accounted for share-based compensation to employees in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

z)	Comprehensive income

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

aa)	Earnings (loss) per share

Earnings (loss) per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares issuable upon the conversion of the convertible preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis when the impact is dilutive. The dilutive effect of outstanding common stock warrants and options are reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

bb)	Commitments and contingencies

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

cc)	Recent accounting standards

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supercedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In accordance with ASU No. 2014-09 issued in May 2014, for a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. At a meeting of the FASB on April 1, 2015, the FASB tentatively decided to defer for one year the effective date of this new revenue standard for public and nonpublic entities reporting under US GAAP. The Board also tentatively decided to permit entities to early adopt the standard. The tentative decisions will be exposed in an upcoming proposed ASU with a 30-day comment period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement -Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from GAAP the concept of extraordinary items. The Board concluded that the amendments in this ASU will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendment in this ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Under the amendments in this ASU, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate VIEs in certain instances. The amendments place more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the amendments in this ASU reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. Overall, the amendments in this ASU are an improvement to current GAAP because they simplify the Codification and reduce the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and because they place more emphasis on risk of loss when determining a controlling financial interest. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Term deposit

Term deposit as of December 31, 2014 and 2013 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit as of December 31, 2013 matured on July 5, 2014 and was extended to July 7, 2015 with an interest rate of 3.3% per annual.

5.	Accounts receivable, net

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Accounts receivable	5,429	13,358
Allowance for doubtful debts	(3,022)	(5,685)
Accounts receivable, net	2,407	7,673

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2014 and 2013, the Company provided approximately US$3,022,000 and US$5,685,000 allowance for doubtful accounts, respectively, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the year ended December 31, 2014, approximately US$1,023,000 allowance for doubtful accounts was reversed. For the year ended December 31, 2013, approximately US$1,910,000 allowance for doubtful accounts was provided. For the year ended December 31, 2014, the decrease in accounts receivable and the related allowance of approximately US$2.7 million and US$1.6 million, respectively, was due to disposal of a VIE during the period.

6.	Other receivables, net

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Short-term loan made for marketing campaign	65	1,636
Short-term loan to unrelated entities	-	790
Term deposit interest receivable	56	57
Receivable on disposal of fixed assets	-	98
Receivables on disposal of VIEs	-	1,611
Staff advances for normal business purpose	73	107
TV advertisement deposit and prepayment receivable	8,034	-
Overdue deposits	1,020	968
Allowance for doubtful debts	(856)	(968)
Other receivables, net	8,392	4,299

Short-term loan made for marketing campaign: for one of the major marketing campaigns, the Company made a marketing-related loan of RMB25,000,000 (approximately US$4.1 million) to a TV series of 36 episodes. By participating in this TV series, the Company’s logo is shown during the credits at the end of each episode and also shown as a separate card during the closing before the credit screen. This loan has been fully collected by the Company during 2015.

Short-term loan to unrelated entities as of December 31, 2013 represented temporary loan advanced to unrelated entities, which had been fully collected by the Company as of December 31, 2014.

Receivables on disposal of VIEs as of December 31, 2013 represented the cash consideration to be received from the successors of shareholders of two of the Company’s former VIEs, which were disposed in November 2013. As of December 31, 2014, these receivables had been fully collected by the Company.

TV advertisement deposit and prepayment receivable was previously recorded in prepayment and deposit to suppliers account, which represented deposit and prepayment made to an agent of one of the provincial satellite TV stations partnered with the Company. The Company had decided to terminate its cooperation with this TV station and its agent upon expiration of the 2014 contact on December 31, 2014. In accordance with the agreement between the Company and the agent, the amount will be refunded to the Company within 2015. As of the date hereof, the Company has received approximately US$0.2 million refund of this amount.

For advertising resources purchase contracts signed by the Company with its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of December 31, 2014 and 2013, the Company provided approximately US$856,000 and US$968,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the years ended December 31, 2014 and 2013, approximately US$163,000 and US$793,000 allowance for doubtful accounts was provided, respectively. For the year ended December 31, 2014, balances of overdue deposits and the related allowance carried forward from last year decreased by both approximately US$0.27 million, as a result of disposal of a VIE during the period.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

7.	Prepayments and deposit to suppliers

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Deposits to internet resources and TV advertisement providers	3,575	8,907
Prepayments to internet resources and TV advertisement providers	4,451	5,292
Other deposits and prepayments	66	493
	8,092	14,692

In order to provide advertising and marketing services, the Company partners with TV stations or its agents to obtain time slots for resale through broadcast advertisements to advertise brands, business information, products and services of its clients. The Company also purchases internet resources from large internet search engines to attract more internet traffic to its advertising portals and provide value-added services to its clients.

Deposits to TV advertisement and internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers.

As of December 31, 2014, deposit to suppliers was primarily the contractual deposits of approximately US$3.1 million to two of the Company’s largest internet resources suppliers. The approximately US$8 million deposit for the purchasing of time slots in a TV station as of December 31, 2013 was transferred to other receivables account upon termination of cooperation with this TV station on December 31, 2014.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

As of December 31, 2014, prepayment to suppliers consisted of approximately US$2.5 million prepayments to the Company’s internet resources suppliers and approximately US$2 million prepayment for the purchasing of TV time slots. This US$2 million advanced payment was carried forward from previous years and was paid to a TV station which had been partnered with the Company for over five years. In response to the restrictions on TV shopping infomercial implemented by the related government authorities, which resulted in the decrease in the Company’s TV advertisement revenue, the Company discussed with the TV station possible alternatives of applying the balance of the advanced payment, as the amount was unlikely to be refunded to the Company, due to internal administrative policies of the TV station. The TV station and the Company agreed that the unconsumed advanced payment balance can be consumed by any third parties designated by the Company and approved by the TV station, who will broadcast advertisements or other similar TV programs using the balance of available time slots, and the Company will directly collect the amounts from the third parties for the time slots they utilized. The Company expects that the remaining advanced payment balance will be fully utilized within the next twelve months or by December 31, 2015.

8.	Due from related parties

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Beijing Fengshangyinli Technology Co., Ltd.	-	36
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	51	295
Beijing Telijie Century Environmental Technology Co., Ltd.	-	171
	51	502

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Related parties of the Company represented direct or indirect unconsolidated investees of the Company or entities that are directly or indirectly owned by Mr. Handong Cheng or Mr. Xuanfu Liu, the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising and marketing services to these related parties in its normal course of business on the same terms as those provided to its unrelated clients. Due from related parties represented the outstanding receivables for the advertising and marketing services that the Company provided to these related parties as of each reporting date.

9.	Long-term investments

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)
Equity method investments:
Investment in equity method investees	806	760
Advance to equity method investees	85	85
	891	845
Cost method investments:
Investment in cost method investees	18	-
Total long-term investments	909	845

As of December 31, 2014 and 2013, the Company beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these companies under equity method of accounting. The following table summarizes the movement of the investments in equity method investees for the two years then ended December 31, 2014:

	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2012	492	467	959
Share of losses in equity method investees	(40)	(143)	(183)
Advance to equity method investees	-	41	41
Exchange translation adjustment	14	14	28
Balance as of December 31, 2013	466	379	845
Share of (loss)/income in equity method investees	(4)	51	47
Exchange translation adjustment	(1)	-	(1)
Balance as of December 31, 2014	461	430	891

For the years ended December 31, 2014 and 2013, the Company recognized its pro-rata shares of loss in Shenzhen Mingshan of approximately US$4,000 and US$40,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the years ended December 31, 2014 and 2013, the Company recognized its pro-rata share of income in Zhao Shang Ke Hubei of approximately US$51,000 and its pro-rata share of loss in Zhao Shang Ke Hubei of US$143,000, respectively.

For the year ended December 31, 2014, the Company invested approximately US$18,000 in Beijing Saturday, a company incorporated in the PRC, which is primarily engaged in children’s playground operation management and franchise business. The Company beneficially owns 10% of Beijing Saturday’s equity interest and accounts for this investment under cost method. For the year ended December 31, 2014, the Company did not receive any distribution of earnings from Beijing Saturday.

10.	Property and equipment, net

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Leasehold improvement	180	-
Vehicles	890	865
Office equipment	1,415	1,433
Electronic devices	1,244	1,245
Property and equipment, cost	3,729	3,543
Less: accumulated depreciation	(2,786)	(2,486)
Property and equipment, net	943	1,057

Depreciation expenses in the aggregate for the years ended December 31, 2014 and 2013 were approximately US$385,000 and US$561,000, respectively.

11.	Intangible assets, net

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,579	1,580
Intangible assets subject to amortization:
Contract backlog	202	203
Customer relationship	3,545	3,548
Non-compete agreements	1,402	1,403
Software technologies	335	335
SMEs operation management applications	5,277	-
Cloud-computing based software platforms	1,517	1,518
Other computer software	78	78
Intangible assets, cost	13,935	8,665
Less: accumulated amortization	(3,704)	(2,650)
Less: accumulated impairment losses	(993)	-
Intangible assets, net	9,238	6,015

Amortization expenses in aggregate for the years ended December 31, 2014 and 2013 were approximately US$1,052,000 and US$1,056,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For further development of comprehensive value-added services to its clients, which are mostly SMEs, the Company made deposit for the purchasing of SMEs operation management applications from an unrelated counter party in mid 2013 (See Note 12). Through several rounds of software functional requirements discussion and trial testing, in December 2014, the Company entered into a formal purchase agreement of RMB32.29 million (approximately US$5 million) with  the counter party for the purchasing of these software applications. As of December 31, 2014, the Company had completed the internal trail test and the related handover formalities of the software applications. The Company is currently arranging free-trail of these applications by a certain group of its clients and anticipates to formally launching the related services in the second half of 2015.

The Company disposed its trade name upon disposal of two of its former VIEs in 2013 with an approximatelyUS$0.32 million of loss recognized accordingly.

As discussed in Note 3 (r), the Company performed an impairment analysis on its intangible assets as of December 31, 2014 with the assistance of an independent valuation firm and determined impairment exist for customer relationship and non-compete agreements. The fair value of intangible assets was determined using Multi-period Excess Earning Method (the “MPEEM method”). As an application of income approach, the MPEEM method is a widely used valuation method. It determines the fair value of the target asset as the present value of the cash flows attributable to it. As the target asset will generally earn cash flows through interaction with other tangible and intangible assets, the contributions to cash flows of those other assets must be removed. Those assets are referred as contributory assets which are defined as all assets that are utilized in the realization of expected future cash flows for the target asset (See Note 3 (r) for significant unobservable internally-developed inputs used in the fair value measurement).

For the years ended December 31, 2014, the Company provided approximately US$510,000 and US$479,000 impairment losses, which were associated with customer relationship and non-compete agreements, respectively. For the year ended December 31, 2013, no impairment loss was recognized for intangible assets (See Note 26 for segment information of intangible assets impairment losses).

Based on the net carrying value of the finite-lived intangible assets recorded as of December 31, 2014, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$1,297,000 per annual for the years ended December 31, 2015, approximately US$1,291,000 for the year ended December 31, 2016, approximately US$789,000 for the year ended December 31, 2017, approximately US$737,000 for the year ended December 31, 2018 and approximately US$679,000 for the year ended December 31, 2019.

12.	Deposit and prepayment for purchasing of software technology

The Company made a deposit of RMB15 million (approximately US$2.45 million) in mid 2013 for the purchasing of software technology related to operation management applications for SMEs. As of December 31, 2014, the Company had completed the internal trail test and the related handover formalities of the software applications. Therefore, as part of the purchase price, the deposit amount was transferred to intangible assets account accordingly.

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring, network security and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2 million). The Company has paid a first installment of RMB5.2 million (approximately US$0.85 million). As of the date hereof, the Company is trial testing these software applications. The transaction as contemplated under the contract is expected to be consummated in the first half of 2015.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2012	11,083
Exchange translation adjustment	367
Balance as of December 31, 2013	11,450
Goodwill impairment losses	(4,668)
Exchange translation adjustment	(10)
Balance as of December 31, 2014	6,772

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The Company’s goodwill arose as a result of various business combinations consummated in 2011. The Company’s respective goodwill is directly attributable to its internet advertising reporting unit and brand management and sales channel building reporting unit. The Company performed annual impairment test on goodwill in accordance with ASC 350 “Intangibles-Goodwill and Others”, subtopic 20. As previously discussed in Note 3 (r), the Company determined the existence of goodwill impairment through the qualitative test on goodwill impairment. The Company then performed the quantitative test on goodwill impairment as of December 31, 2014 with the assistance of an independent valuation firm and determined goodwill impairment exist for both reporting units. The fair value of reporting units was determined using the income approach by a discounted cash flow analysis. The discounted cash flow method is premised on the concept that the value is based on the present value of all future cash flows by applying an appropriate discount rate. The future benefits generating cash flows consist of current income distributions, appreciation in the asset, or a combination of both. In essence, this valuation method requires a forecast to be made of cash flow, going out far enough into the future until an assumed stabilization occurs for the assets being appraised. This methodology assumes that the forecasted income/cash flow will not necessarily be stable in the near term but will stabilize in the future (See Note 3 (r) for significant unobservable internally-developed inputs used in the fair value measurement).

For the years ended December 31, 2014 and 2013, the Company recorded US$4,650,000 and US$nil impairment losses associated with goodwill, respectively (See Note 26 for segment information of goodwill impairment losses).

14.	Short-term bank loan

Short-term bank loan as of December 31, 2014 and 2013 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.82 million) borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs. The short-term loan as of December 31, 2013 matured on July 31, 2014 and was renewed on September 30, 2014, which will mature on September 29, 2015. The interest rate of the current short-term bank loan is a floating lending rate, which is 40% over the benchmark rate of the People’s Bank of China (the “PBOC”). As of December 31, 2014, the interest rate of the short-term loan was 8.4%.

15.	Accrued payroll and other accruals

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	388	382
Accrued operating expenses	197	294
	585	676

16.	Due to noncontrolling interest of VIE

As of December 31, 2014, due to noncontrolling interest of VIE represented the outstanding balance of the short-term loan borrowed by one of the Company’s VIEs from its noncontrolling interest to supplement the short-term working capital needs of this VIE. The short-term loan is unsecured, interest free and is payable on demand. The Company expects to repay the balance within fiscal 2015.

17.	Payable for purchasing of software technology

Payable for purchasing of software technology as of December 31, 2014 represented the outstanding balance payment of approximately RMB17.29 million (approximately US$2.8 million) for purchasing of software technology, which transaction consummated in December 2014. As of the date hereof, the Company has made additional payment of RMB7,000,000 (approximately US$1.1 million) subsequently to the counter party. In accordance with the agreement signed between the Company and the counter party, the remaining unpaid balance will be paid before July 31, 2015.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

18.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2014, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2014 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●
Rise King WFOE was a software company qualified by the related PRC governmental authorities and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a two-year EIT exemption for fiscal 2009 and 2010, and a 50% reduction of its applicable EIT rate, which was 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2013. The applicable income tax rate for Rise King WFOE is 25% after fiscal 2013. Therefore, for the years ended December 31, 2014 and 2013, the applicable income tax rate for Rise King WFOE was 25% and 12.5%, respectively.

●
In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. Therefore, the applicable income tax rate of Business Opportunity Online was both 15% for the years ended December 31, 2014 and 2013. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company believes that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014.

●
Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was both 12.5% for the years ended December 31, 2014 and 2013. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2014 and 2013.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the years ended December 31, 2014 and 2013, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiary and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiary and VIEs operate in. Rise King WFOE, Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiary and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2014 and 2013, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

As of December 31, 2014 and 2013, taxes payable consists of:

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	1,173	2,343
Enterprise income tax payable	2,159	4,686
	3,332	7,029

For the year ended December 31, 2014, the decrease in taxes payable was primarily due to disposal of a VIE during the period.

A reconciliation of the income tax benefit/(expense) determined at the U.S. federal corporate income tax rate to the Company’s effective income tax benefit/(expense) is as follows:

	Year Ended December 31,
	2014	2013
	US$(’000)	US$(’000)

Pre-tax (loss)/income	(14,592)	716
U.S. federal rate	35%	35%
Income tax benefit/(expense) computed at U.S. federal rate	5,107	(251)
Reconciling items:
Rate differential for domestic earnings	(927)	119
Preferential tax treatments and tax holiday effects	(176)	754
Change in tax rate for loss recognized as deferred tax assets	-	144
Valuation allowance on deferred tax assets	(2,281)	(1,426)
Goodwill impairment loss	(1,162)	-
Loss not recognized as deferred tax assets	-	(2)
Other non-taxable income/(non-deductible expenses)	92	(154)
Effective income tax benefit/(expense)	653	(816)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the years ended December 31, 2014 and 2013, the Company’s income tax benefit/(expense) consisted of:

	Year Ended December 31,
	2014	2013
	US$(’000)	US$(’000)

Current-PRC	(197)	(1,302)
Deferred-PRC	850	486
	653	(816)

The Company’s deferred tax liabilities at December 31, 2014 and changes for the two years then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2012	1,689
Reversal during the period	(306)
Exchange translation adjustment	56
Balance as of December 31, 2013	1,439
Reversal during the period	(474)
Exchange translation adjustment	(1)
Balance as of December 31, 2014	964

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in previous years. Reversal for the years ended December 31, 2014 and 2013 of both approximately US$226,000 were due to amortization of the acquired intangible assets. Additional reversal of approximately US$248,000 and US$80,000 for the years ended December 31, 2014 and 2013, respectively, was due to provision of impairment losses of intangible assets in 2014 and disposal of trade name upon disposal of two of the Company’s former VIEs in 2013, respectively.

The Company’s deferred tax assets at December 31, 2014 and December 31, 2013 were as follows:

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	6,655	3,899
Bad debts provision	943	1,594
Valuation allowance	(6,385)	(4,581)
	1,213	912

	As of December 31,
	2014	2013
	US$(’000)	US$(’000)

Deferred tax assets reclassified as current asset	176	153
Deferred tax assets reclassified as non-current asset	1,037	759
	1,213	912

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$12,161,000 and US$6,840,000 at December 31, 2014 and 2013, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2034. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$12,401,000 and US$7,253,000 at December 31, 2014 and 2013, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2019. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$590,000 and US$585,000 net valuation allowance for the years ended December 31, 2014 and 2013, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

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

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities (See Note 3 (x) for the related provisions in accordance with the PRC Tax Administration and Collection Law).

19.	Long-term borrowing from director

Long-term borrowing from director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

20.	Warrants

The Company issued three-year term Series A-1 warrants, five-year term Series A-2 warrants and placement agent warrants in its August 2009 Financing. As of December 31, 2014, all of the warrants issued in August 2009 Financing had expired.

Warrants issued and outstanding at December 31, 2014 and changes for the two years then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)

Balance, December 31, 2012	2,363,456	$3.52	1.63	2,363,456	$3.52	1.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Expired	-			-
Balance, December 31, 2013	2,363,456	$3.52	0.63	2,363,456	$3.52	0.63
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Expired	(2,363,456)			(2,363,456)
Balance, December 31, 2014	-			-

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

21.	Restricted Net Assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2014 and 2013, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was both approximately US$7.3 million.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

As of December 31, 2014 and 2013, there was approximately US$30.8 million and US$39.3 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million statutory reserve funds as of December 31, 2014 and 2013, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.3 million restricted net assets as of December 31, 2014 and December 31, 2013, as discussed above.

22.	Related party transactions

Revenue from related parties:

	Year Ended December 31,
	2014	2013
	US$(’000)	US$(’000)

-Beijing Saturday Education Technology Co., Ltd.	91	-
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	260	239
-Beijing Fengshangyinli Technology Co., Ltd.	2	7
-Beijing Telijie Century Environmental Technology Co., Ltd.	-	115
	353	361

23.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$574,000 and US$477,000 for the years ended December 31, 2014 and 2013, respectively.

24.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of December 31, 2014 and 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China and Hong Kong Special Administrative Region of the PRC, which management believes are of high credit quality.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Concentration of customers

For the year ended December 31, 2014, two customers individually accounted for 27% and 17% of the Company’s sales, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the years ended December 31, 2014 or 2013.

As of December 31, 2014, two customers individually accounted for 19% and 18% of the Company’s accounts receivables, respectively. As of December 31, 2013, three customers individually accounted for 13%, 12% and 10% of the Company’s accounts receivables, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2014 or 2013.

Concentration of suppliers

For the year ended December 31, 2014, two suppliers accounted for 71% and 19% of the Company’s cost of sales, respectively. For the year ended December 31, 2013, three suppliers individually accounted for 35%, 20% and 18% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the years ended December 31, 2014 or 2013.

25.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of December 31, 2014:

Office Rental
US$(’000)
Year ending December 31,
-2015	381
-2016	135
Total	516

For the years ended December 31, 2014 and 2013, rental expenses under operating leases were approximately US$500,000 and US$512,000, respectively.

In December 2014, the Company entered into a purchase agreement of RMB32.29 million (approximately US$5 million) with an unrelated counter party for the purchasing of software applications related to operation management applications for SMEs. As of December 31, 2014 and the date hereof, the Company had paid in the aggregate of RMB15 million (approximately US$2.5 million) and RMB22 million (approximately US$3.6 million), respectively. The remaining unpaid contract amount needs to be paid before July 31, 2015.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

In October 2013, the Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring, network security and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.1 million) and a first installment of RMB5.2 million (approximately US$0.85 million) was paid in 2014. The transaction as contemplated under the contract is expected to be consummated in the first half of 2015 and the remaining unpaid contract amount is expected to be paid in the first half of 2015.

Legal Proceedings

Business Opportunity Online, one of the indirect wholly owned VIEs of the Company, Handong Cheng, Chairman and CEO of the Company, and Jinbo Yao, Legal Representative of Beijing 58 Information Technology Co., Ltd. (the “Beijing 58”) have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Xuanfu Liu, an approximate 34% shareholder of the Company, on October 19, 2013, in the Xiaogan City Xiaonan District People’s Court in Hubei Province, China. The complaint alleges that Mr. Cheng abused operation and management rights and that Mr. Cheng’s disposition of equity interests that Business Opportunity Online held in Beijing 58 (the “Equity Interests”), without the consent of the plaintiff, was an act of infringement and in violation of the articles of association of Business Opportunity Online and Chinese corporate law. The complaint seeks a court order to declare the contract allegedly entered into by and between Mr. Cheng, on behalf of Business Opportunity Online, and Mr. Yao, null and void. The Company denies all of the allegations against the Company and intends to defend vigorously against the lawsuit. During the course of the civil litigation, Jinbo Yao, the defendant, filed an objection to remove this case from the Xiaogan City Xiaonan District People’s Court to a Beijing court.  Xiaogan City Xiaonan District People’s Court denied the defendant’s objection to remove the case.  Jinbo Yao then filed an appeal of that decision to the Intermediate People’s Court of Xiaogan.  On March 10, 2014, the Intermediate People’s Court of Xiaogan rendered a final ruling holding that the dispute shall be transferred and heard by the Haidian District People’s Court of Beijing. On December 9, 2014, the complaint, Xuanfu Liu filed an application to withdraw the lawsuit in the Haidian District People’s Court of Beijing. The Haidian District People’s Court of Beijing rendered a ruling to permit the withdrawal of this lawsuit on the same date.

Rise King WFOE, the indirectly wholly owned subsidiary of the Company, Handong Cheng, Chairman and CEO of the Company, Zhige Zhang, CFO of the Company and Xuanfu Liu, have been named as defendants in a civil lawsuit filed in the PRC. The action was filed by Shanghai Pan Gu Investment Management Co., Ltd. (the “Shanghai Pan Gu”), on December 17, 2013, in the Haidian District People’s Court of Beijing, China. The complaint alleges that the defendants breached a consulting agreement entered into on April 22, 2011 by and among Shanghai Pan Gu and the defendants. The complaint seeks a court order for liquidated damages in the amount of RMB0.56 million (equal to approximately US$92,100) under the consulting agreement. On November 18, 2014, the Haidian District People’s Court of Beijing rendered a ruling holding that the defendants shall compensate the complaint RMB20,000 (approximately US$3,300)  for the consulting services provided by the complaint to the defendants. The Company believes the impact of this lawsuit to the Company is immaterial.

Business Opportunity Online has been named as a defendant in another civil lawsuit filed in the PRC. The action was filed by Haifeng Wang in the Haidian District People’s Court, Beijing, PRC, on April 29, 2014. The complaint alleges that the plaintiff neither attended any shareholders meeting in respect of the transfer of the plaintiff’s investment in Business Opportunity Online to another party, nor executed any written shareholders resolutions approving such transfer. The complaint seeks a court order to declare such shareholders resolutions null and void. The Company denied all of the allegations against it and defended vigorously against the lawsuit. The Company currently cannot estimate the amount or range of possible losses from this litigation.

26.	Segment reporting

The Company follows ASC Topic 280 “Segment Reporting”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess each operating segment’s performance.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Year Ended December 31, 2014

	Internet Ad.	TV Ad.	Bank Kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	31,261	6,429	276	931	-	-	38,897
Cost of sales	25,645	6,014	13	603	-	-	32,275
Total operating expenses	12,575	450	124	1,974	6,133 *	-	21,256
Gain on disposal of VIEs included in total operating expenses	(266)	-	-	-	-	-	(266)
Goodwill impairment loss included in total operating expenses	3,750	-	-	900	-	-	4,650
Intangible assets impairment loss included in total operating expenses	442	-	-	547	-	-	989
Depreciation and amortization expense included in total operating expenses	1,005	30	124	201	77		1,437
Operating income (loss)	(6,959)	(35)	139	(1,646)	(6,133)	-	(14,634)

Share of income/(loss) in equity investment affiliates	-	-	-	51	(4)		47
Expenditure for long-term assets	1,113	-	-	2	12	-	1,127
Net income (loss)	(6,380)	(92)	139	(1,423)	(6,136)	-	(13,892)
Total assets – December 31, 2014	43,851	13,228	296	2,989	6,558	(19,492)	47,430

*Including approximately US$4,840,000 share-based compensation expenses.

Year Ended December 31, 2013

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	20,672	6,801	251	2,569	-	-	30,293
Cost of sales	8,643	6,463	1	1,456	-	-	16,563
Total operating expenses	8,452	1,216	192	1,936	1,322 *	-	13,118
Loss on disposal of VIEs included in total operating expenses	-	-	-	543	-	-	543
Loss on disposal of intangible asset included in total operating expenses	-	-	-	315	-	-	315
Depreciation and amortization expense included in total operating expenses	1,024	42	192	217	142	-	1,617
Operating income (loss)	3,577	(878)	58	(823)	(1,322)	-	612

Share of losses in equity investment affiliates	-	-	-	(143)	(40)	-	(183)
Expenditure for long-term assets	2,486	-	-	2	11	-	2,499
Net income (loss)	2,638	(881)	57	(899)	(1,198)	-	(283)
Total assets – December 31, 2013	51,324	17,022	420	4,524	7,065	(23,521)	56,834

*Including approximately US$125,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

27.	Loss per share

Basic and diluted loss per share for each of the periods presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2014	2013
	US$(’000)	US$(’000)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$(13,738)	$(234)

Weighted average number of common shares outstanding – Basic	22,414,523	22,284,485
Effect of diluted securities:
Unvested restricted common stocks	-	-
Warrants and options	-	-
Weighted average number of common shares outstanding – Diluted	22,414,523	22,284,485

Loss per share-Basic and diluted	$(0.61)	$(0.01)

For the year ended December 31, 2014, the diluted loss per share calculation did not include the 2,666,667 shares of unvested restricted common stock and a weighted average number of warrants and options to purchase up to 1,172,015 and 928,224 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the year.

For the year ended December 31, 2013, the diluted loss per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the year.

28.	Share-based compensation expenses

As additional compensation, the Company granted both 40,000 shares of the Company’s restricted common stock to its investor relations services provider for the years ended December 31, 2014 and 2013. These shares were valued at US$0.84 and US$1.05 per share, the closing bid price of the Company’s common stock on the date of grant, respectively. The related compensation expense recognized for the years ended December 31, 2014 and 2013 was US$33,600 and US$42,000, respectively.
The Company granted 300,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014, of which 150,000 restricted shares was vested on August 1, 2014, and 150,000 restricted shares will be vested on February 1, 2015. These shares were valued at US$0.67 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense amortized for the year ended December 31, 2014 was US$83,750. For the year ended December 31, 2013, the Company granted 150,000 shares of the Company’s restricted common stock to the same technical services provider in exchange for its services during the year. These shares were valued at US$0.55 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2013 was US$82,500.

On December 30, 2014, under the Company’s 2011 Omnibus Securities and Incentive Plan, adopted by the stockholders of the Company at its annual meeting held on June 15, 2011, the Company issued its management, employees and directors in the aggregate of 2,418,780 shares of the Company’s restricted common stock for the services they provided to the Company. The restricted stock is subject to a strict lock-up for an initial six-month period. Following the initial six-month period, the restricted stock will continue to be locked up until the earlier of (i) the date upon which the closing price of the Company's common stock equals or exceeds $2.50 for five consecutive trading days, and (ii) December 30, 2016. In addition, the restricted stock is subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The restricted stock was fully vested upon issuance and was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation cost recognized for the year ended December 31, 2014 was US$2,830,000.

On December 30, 2014, the Company granted additional 4,200,000 shares of the Company’s restricted common stock to its executive officers, of which 1,533,333 restricted shares was vested upon issuance, 1,333,333 restricted shares will be vested on December 30, 2015 and the remaining 1,333,334 restricted shares will be vested on December 30, 2016. The restricted stock was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation cost recognized for the year ended December 31, 2014 was US$1,794,000, which related to the restricted shares that had been vested as of December 31, 2014.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

On December 30, 2014, the Company granted 5-year options to each of its three independent directors, Mr. Douglas MacLellan, Mr. Mototaka Watanabe and Mr. Zhiqing Chen, to purchase in the aggregate 200,000 shares of the Company’s common stock at an exercise price of US$1.23 per share, in consideration of their services to the Company. These options were fully vested and exercisable upon issuance and subject to forfeiture upon the termination of the Optionee’s status as a director for any reason. Total compensation expenses recognized for these options for the year ended December 31, 2014 was US$99,000.

The Company estimated the fair value of these options granted on December 30, 2014 using the Binomial option-pricing model based on the following assumptions:

Applicable stock price	$0.908
Exercise multiple	2.5
Tenor (years)	5.00
Risk-free interest rate	1.67%
Dividend yield	-
Expected volatility	98.68%
Exercise price of the option	$1.23
Value per option	$0.495

Applicable stock price is based on the closing bid price of the Company’s common stock on the grant date, after adjustment for the restricted shares granted/cancelled on December 30, 2014. Exercise multiple of 2.5 is used as the estimated ratio of fair value of stock over the exercise price as at the time the option is exercised. Tenor is the contract life of the option. Yield-to-maturities in continuous compounding of the United States Government Bonds with the time-to-maturities same as the expected tenor of the options of 5 year are adopted as the risk-free rate. Annualized historical stock price volatility of the Company from an appropriate index as at the grant date is deemed to be appropriate to serve as the expected volatility of the stock price of the Company and is assumed to be constant and prevailing. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. Exercise price of the option is the contractual exercise price of the option.

On December 30, 2014, the Company cancelled 155,190 shares of the Company’s restricted common stock and options to purchase up to 190,500 of the Company’s common stock, respectively, which were issued under the Company’s 2011 Omnibus Securities and Incentive Plan due to cessation of employment.

Options issued and outstanding at December 31, 2014 and their movements for the two years then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2012	939,440	8.51	$1.42	939,440	8.51	$1.42
Granted/Vested	-			-
Exercised	-			-
Balance, December 31, 2013	939,440	7.51	$1.42	939,440	7.51	$1.42
Granted/Vested	200,000	5	$1.23	200,000	5	$1.23
Cancelled	(190,500)		$1.20	(190,500)		$1.20
Expired	(54,000)		$5.00	(54,000)		$5.00
Balance, December 31, 2014	894,940	6.48	$1.21	894,940	6.48	$1.21

The aggregate unrecognized share-based compensation expenses as of December 31, 2014 and 2013 is approximately US$3,237,000 and US$nil, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

29.	Subsequent event

On January 12, 2015, the Company through its wholly-owned subsidiary, China Net BVI incorporated a new wholly-owned BVI company named ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”).

On January 29, 2015, the Company through one of its VIEs, Beijing CNET Online made an investment of RMB1,000,000 (approximately US$0.16 million) to Chuangshi Meiwei Food and Beverage Investment Management (Beijing) Co., Ltd. (“Chuangshi Meiwei” or “O'Yummy”). The Company beneficially owns 10% of the equity interest in Chuangshi Meiwei.

In January 2015, the Company granted 50,000 shares of the Company’s restricted common stock each year to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2015 and 2016, respectively. These shares will be valued at US$1.2 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense of both approximately US$60,000 will be recognized in 2015 and 2016, respectively.  The shares attributable to fiscal 2015 were issued in March 2015.

In April 2015, the Company issued 150,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company in 2015. These shares will be valued at US$0.67 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense of approximately US$100,500 will be recognized for these shares in 2015.

In February 2015, the Company paid RMB2 million (approximately US$0.33 million) as a deposit for purchasing TV advertising time slots from a TV station with a preliminary contract amount of RMB20.4 million (approximately US$3.33 million).

In March 2015, the Company was required to pay RMB3.2 million (approximately US$0.52 million) as a deposit to continue purchasing resources from one of the Company’s major internet resources suppliers in 2015. As of the date hereof, the Company is finalizing the formal purchase agreement with the counter party, which agreement is expected to be formally signed by the end of April 2015.