Form 10-Q
period 2015-03-31
ChinaNet Online Holdings, Inc.
filed 2015-05-15
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 15, 2015, the registrant had 29,230,130 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.      Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2015	December 31, 2014
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,184	$5,037
Term deposit	3,452	3,465
Accounts receivable, net	2,660	2,407
Other receivables, net	8,160	8,392
Prepayment and deposit to suppliers	10,235	8,092
Due from related parties	59	51
Other current assets	177	61
Deferred tax assets-current	291	176
Total current assets	27,218	27,681

Long-term investments	1,089	909
Property and equipment, net	853	943
Intangible assets, net	8,847	9,238
Deposit and prepayment for purchasing of software technology	847	850
Goodwill	6,746	6,772
Deferred tax assets-non current	1,106	1,037
Total Assets	$46,706	$47,430

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$814	$817
Accounts payable *	741	782
Advances from customers *	2,108	832
Accrued payroll and other accruals *	512	585
Due to noncontrolling interest of VIE *	636	638
Payable for purchasing of software technology *	2,489	2,826
Taxes payable *	3,294	3,332
Other payables *	626	602
Total current liabilities	11,220	10,414

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except for number of shares and per share data)

	March 31, 2015	December 31, 2014
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	922	964
Long-term borrowing from director	142	143
Total Liabilities	12,284	11,521

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 29,080,130 shares and 29,030,130 shares at March 31, 2015 and December 31, 2014, respectively)	29	29
Additional paid-in capital	25,158	24,703
Statutory reserves	2,607	2,607
Retained earnings	3,434	5,222
Accumulated other comprehensive income	3,504	3,625
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	34,732	36,186

Noncontrolling interests	(310)	(277)
Total equity	34,422	35,909

Total Liabilities and Equity	$46,706	$47,430

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$5,785	$5,182
From related parties	63	1
	5,848	5,183
Cost of sales	4,946	3,822
Gross margin	902	1,361

Operating expenses
Sales and marketing expenses	1,203	589
General and administrative expenses	1,302	987
Research and development expenses	490	450
	2,995	2,026

Loss from operations	(2,093)	(665)

Other income (expenses)
Interest income	29	31
Interest expense	(17)	(16)
Other income/(expenses)	32	(1)
	44	14
Loss before income tax expense, equity method investments and noncontrolling interests	(2,049)	(651)
Income tax benefit/(expense)	226	(48)
Loss before equity method investments and noncontrolling interests	(1,823)	(699)
Share of income/(losses) in equity investment affiliates	1	(15)
Net loss	(1,822)	(714)
Net loss attributable to noncontrolling interests	34	46
Net loss attributable to ChinaNet Online Holdings, Inc.	(1,788)	(668)

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS（CONTINUED）
(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2015	2014
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net loss	(1,822)	(714)
Foreign currency translation loss	(120)	(324)
Comprehensive loss	$(1,942)	$(1,038)
Comprehensive loss attributable to noncontrolling interests	33	45
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(1,909)	$(993)

Loss per share
Loss per common share
Basic and diluted	$(0.07)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	26,366,797	22,376,540

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,822)	$(714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	444	360
Share-based compensation expenses	455	8
Reverse of allowances for doubtful accounts	(220)	-
Share of (income)/losses in equity investment affiliates	(1)	15
Deferred taxes	(226)	(132)
Changes in operating assets and liabilities
Accounts receivable	(42)	520
Other receivables	200	152
Prepayment and deposit to suppliers	(2,175)	(2,089)
Due from related parties	(8)	118
Other current assets	(119)	(78)
Accounts payable	(38)	168
Advances from customers	1,279	134
Accrued payroll and other accruals	(72)	(36)
Other payables	42	71
Taxes payable	(25)	152
Net cash used in operating activities	(2,328)	(1,351)

Cash flows from investing activities
Purchases of vehicles and office equipment	-	(13)
Long-term investment in cost/equity method investees	(183)	-
Repayment of short-term loan from unrelated entities	-	250
Payment for purchasing of software technology	(326)	(850)
Net cash used in investing activities	(509)	(613)

CHINANET ONLINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Short-term loan from noncontrolling interest of VIE	-	197
Net cash provided by financing activities	-	197

Effect of exchange rate fluctuation on cash and cash equivalents	(16)	(15)

Net decrease in cash and cash equivalents	(2,853)	(1,782)

Cash and cash equivalents at beginning of the period	5,037	3,442
Cash and cash equivalents at end of the period	$2,184	$1,660

Supplemental disclosure of cash flow information

Income taxes paid	$-	$1
Interest expense paid	$17	$16

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing, brand management and online-to-offline (O2O) sales channel building services for small and medium-sized enterprises (SMEs) and entrepreneurial management and networking services for entrepreneurs in the PRC.

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

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Through a series of contractual agreements between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) and Rise King (Shanghai) Advertisement Media Co., Ltd. (“Shanghai Jing Yang”) (collectively the “PRC Operating Entities” or the “VIEs”), the Company, through the WFOE, secures significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the VIEs. Pursuant to the contractual agreements, all of the equity owners' rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, Rise King WFOE's ability to extract the profits from the operation of the VIEs and assume the residual benefits of the VIEs. Due to the fact that Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, the Company included the assets, liabilities, revenues and expenses of the VIEs in its consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

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

In January 2015, the Company through its wholly-owned subsidiary, China Net BVI incorporated a new wholly-owned BVI company named ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”). In March 2015, ChinaNet Investment BVI together with three individuals who were not affiliated with the Company, established ChinaNet Online Holdings Korea (“ChinaNet Korea”), a new entity incorporated in the Republic of Korea. ChinaNet Investment BVI invested US$20,000 cash and beneficially own 40% of the equity interest in ChinaNet Korea.

In January 2015, the Company through one of its VIEs, Beijing CNET Online made an investment of RMB1,000,000 (approximately US$0.16 million) to Chuangshi Meiwei Food and Beverage Investment Management (Beijing) Co., Ltd. (“Chuangshi Meiwei” or “O'Yummy”). The Company beneficially owns 10% of the equity interest in Chuangshi Meiwei.

The Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as discussed above.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable interest entities

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,984	$4,239
Term deposit	3,452	3,465
Accounts receivable, net	2,549	2,407
Other receivables, net	8,132	8,349
Prepayment and deposit to suppliers	10,234	8,091
Due from related parties	8	-
Other current assets	51	58
Deferred tax assets-current	222	107
Total current assets	26,632	26,716

Long-term investments	1,025	865
Property and equipment, net	789	869
Intangible assets, net	8,847	9,238
Deposit and prepayment for purchasing of software technology	847	850
Goodwill	6,746	6,772
Deferred tax assets-non current	864	795
Total Assets	$45,750	$46,105

Liabilities
Current liabilities:
Short-term bank loan	$814	$817
Accounts payable	741	782
Advances from customers	2,105	832
Accrued payroll and other accruals	288	357
Due to Control Group	11	11
Due to noncontrolling interest of VIE	636	638
Payable for purchasing of software technology	2,489	2,826
Taxes payable	2,811	2,846
Other payables	586	580
Total current liabilities	10,481	9,689

Deferred tax Liabilities-non current	922	964
Total Liabilities	$11,403	$10,653

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

For the three months ended March 31, 2015, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$5,744,000, cost of sales of approximately US$4,946,000, operating expenses of approximately US$2,277,000 and net loss before allocation to noncontrolling interests of approximately US$1,208,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2014, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$5,099,000, cost of sales of approximately US$3,822,000, operating expenses of approximately US$1,612,000 and net loss before allocation to noncontrolling interests of approximately US$385,000.

3.	Summary of significant accounting policies

a)	Basis of presentation

The condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated interim financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC (the “2014 Form 10-K”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, its consolidated results of operations for the three months ended March 31, 2015 and 2014, and its consolidated cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Principles of consolidation

The condensed consolidated interim financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

d)	Foreign currency translation

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2015	December 31, 2014

Balance sheet items, except for equity accounts	6.1422	6.1190

	Three Months Ended March 31,
	2015	2014
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.1380	6.1199

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the three months ended March 31, 2015 and 2014, advertising expenses for the Company’s own brand building were approximately US$648,000 and US$31,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2015 and 2014 were approximately US$490,000 and US$450,000, respectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Term deposit

Term deposit as of March 31, 2015 and December 31, 2014 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit will mature on July 7, 2015. The interest rate of the term deposit is 3.3% per annual.

5.	Accounts receivable, net

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,450	5,429
Allowance for doubtful accounts	(2,790)	(3,022)
Accounts receivable, net	2,660	2,407

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2015 and December 31, 2014, the Company provided approximately US$2,790,000 and US$3,022,000 allowance for doubtful accounts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the three months ended March 31, 2015, approximately US$220,000 allowance for doubtful accounts was reversed. For the three months ended March 31, 2014, no allowance for doubtful accounts was provided or reversed.

6.	Other receivables, net

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	-	65
Term deposit interest receivable	85	56
Staff advances for normal business purpose	104	73
TV advertisement deposit and prepayment receivable	7,808	8,034
Overdue deposits	1,016	1,020
Allowance for doubtful debts	(853)	(856)
Other receivables, net	8,160	8,392

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TV advertisement deposit and prepayment receivable represented deposit and prepayment made to an agent of one of the provincial satellite TV stations partnered with the Company. The Company had decided to terminate its cooperation with this TV station and its agent upon expiration of the 2014 contact on December 31, 2014. In accordance with the agreement between the Company and the agent, the amount will be refunded to the Company within 2015. As of the date hereof, the Company has received in the aggregate of RMB6.2 million (approximately US$1.0 million) refund of this amount, of which RMB1.2 million (approximately US$0.2 million) was collected during the three months ended March 31, 2015.

For advertising resources purchase contracts signed by the Company and its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of March 31, 2015 and December 31, 2014, the Company provided approximately US$853,000 and US$856,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the three months ended March 31, 2015 and 2014, no allowance for doubtful accounts was provided or reversed.

7.	Prepayments and deposit to suppliers

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to TV advertisement and internet resources providers	4,408	3,575
Prepayments to TV advertisement and internet resources providers	5,755	4,451
Other deposits and prepayments	72	66
	10,235	8,092

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

As of March 31, 2015, deposit to suppliers primarily consisted of the contractual deposits of approximately US$3.6 million to two of the Company’s largest internet resources suppliers and the contractual deposits of approximately US$0.8 million for the purchasing of TV advertising time slots.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

As of March 31, 2015, prepayment to suppliers primarily consisted of approximately US$3.8 million prepayments to the Company’s internet resources suppliers and approximately US$2.0 million prepayment for the purchasing of TV advertising time slots. This US$2.0 million advanced payment was carried forward from previous years and was paid to a TV station which had been partnered with the Company for over five years. In response to the restrictions on TV shopping infomercial implemented by the related government authorities, which resulted in the decrease in the Company’s TV advertisement revenue, the Company discussed with the TV station possible alternatives of applying the balance of the advanced payment, as the amount was unlikely to be refunded to the Company, due to internal administrative policies of the TV station. The TV station and the Company agreed that the unconsumed advanced payment balance can be consumed by any third parties designated by the Company and approved by the TV station, who will broadcast advertisements or other similar TV programs using the balance of available time slots, and the Company will directly collect the amounts from the third parties for the time slots they utilized. The Company expects that the remaining advanced payment balance will be fully utilized within 2015.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Due from related parties

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	59	51

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

9.	Long-term investments

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Equity method investments:
Investment in equity method investees	823	806
Advance to equity method investees	85	85
	908	891
Cost method investments:
Investment in cost method investees	181	18
Total long-term investments	1,089	909

As of March 31, 2015, the Company beneficially owned 40%, 23.18% and 25.5% equity interest in ChinaNet Korea, Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these entities under equity method of accounting. The following table summarizes the movement of the investment in and advance to equity investment affiliates for the three months ended March 31, 2015:

	ChinaNet Korea	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2014 (audited)	-	461	430	891
Share of income in equity investment affiliates	-	1	-	1
Investment in equity investment affiliates	20	-	-	20
Exchange translation adjustment	-	(2)	(2)	(4)
Balance as of March 31, 2015 (unaudited)	20	460	428	908

ChinaNet Korea is a new entity incorporated in March 2015 by ChinaNet Investment BVI and three other unaffiliated individuals in the Republic of Korea. The Company made an investment of US$20,000 and obtained 40% of the equity interest in ChinaNet Korea.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2015, the Company recognized its pro-rata shares of income in Shenzhen Mingshan of approximately US$1,000. For the three months ended March 31, 2014, the Company recognized its pro-rata shares of loss in Shenzhen Mingshan of approximately US$2,000. For the three months ended March 31, 2015 and 2014, the Company recognized its pro-rata share of losses in Zhao Shang Ke Hubei of approximately US$nil and US$13,000, respectively.

In January 2015, the Company through one of its VIEs, Beijing CNET Online made an investment of RMB1,000,000 (approximately US$0.16 million) to Chuangshi Meiwei and obtained 10% equity interest in Chuangshi Meiwei.

As of March 31, 2015, the Company beneficially owns both 10% equity interest in Chuangshi Meiwei and Beijing Saturday. The Company accounts for these investments under cost method. For the three months ended March 31, 2015, the Company did not receive any distribution of earnings from Chuangshi Meiwei and Beijing Saturday.

10.	Property and equipment, net

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	180	180
Vehicles	887	890
Office equipment	1,410	1,415
Electronic devices	1,239	1,244
Property and equipment, cost	3,716	3,729
Less: accumulated depreciation	(2,863)	(2,786)
Property and equipment, net	853	943

Depreciation expenses in the aggregate for the three months ended March 31, 2015 and 2014 were approximately US$87,000 and US$96,000, respectively.

11.	Intangible assets, net

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,572	1,579
Intangible assets subject to amortization:
Contract backlog	202	202
Customer relationship	3,531	3,545
Non-compete agreements	1,397	1,402
Software technologies	334	335
SMEs operation management applications	5,257	5,277
Cloud-computing based software platforms	1,511	1,517
Other computer software	78	78
Intangible assets, cost	13,882	13,935
Less: accumulated amortization	(4,046)	(3,704)
Less: accumulated impairment losses	(989)	(993)
Intangible assets, net	8,847	9,238

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses in aggregate for the three months ended March 31, 2015 and 2014 were approximately US$357,000 and US$264,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of March 31, 2015, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$1,068,000 for the nine months ended December 31, 2015, approximately US$1,418,000 for the year ended December 31, 2016, approximately US$917,000 for the year ended December 31, 2017, approximately US$865,000 for the year ended December 31, 2018 and approximately US$808,000 for the year ended December 31, 2019.

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

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2014 (audited)	6,772
Exchange translation adjustment	(26)
Balance as of March 31, 2015 (unaudited)	6,746

14.	Short-term bank loan

Short-term bank loan as of March 31, 2015 and December 31, 2014 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.8 million) borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs. The short-term loan will mature on September 29, 2015. The interest rate of the short-term bank loan is a floating lending rate, which is 40% over the benchmark rate of the People’s Bank of China (the “PBOC”). As of March 31, 2015 and December 31, 2014, the interest rate of the short-term loan was 8.4%.

15.	Accrued payroll and other accruals

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	319	388
Accrued operating expenses	193	197
	512	585

16.	Due to noncontrolling interest of VIE

As of March 31, 2015 and December 31, 2014, due to noncontrolling interest of VIE represented the outstanding balance of the short-term loan borrowed by one of the Company’s VIEs from its noncontrolling interest to supplement the short-term working capital needs of this VIE. The short-term loan is unsecured, interest free and is payable on demand. The Company expects to repay the balance within fiscal 2015.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	Payable for purchasing of software technology

Payable for purchasing of software technology as of March 31, 2015 represented the outstanding balance payment of approximately RMB15.29 million (approximately US$2.5 million) for purchasing of software technology, which transaction consummated in December 2014. As of the date hereof, the Company has made an additional payment of RMB5,000,000 (approximately US$0.8 million) subsequently to the counter party. In accordance with the agreement signed between the Company and the counter party, the remaining unpaid balance will be paid before July 31, 2015.

18.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the three months ended March 31, 2015, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the three months ended March 31, 2015 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv).  The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●
In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company is currently in the process of applying for the High and New Technology Enterprise qualification with the related government authorities and the Company believes that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014. Therefore, for the three months ended March 31, 2015 and 2014, the Company used 15% as the applicable income tax rate for Business Opportunity Online.

●
Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was both 12.5% for the three months ended March 31, 2015 and 2014. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for both the three months ended March 31, 2015 and 2014.

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

For the three months ended March 31, 2015 and 2014, all of the preferential income tax treatments enjoyed by the Company’s PRC VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiary and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the three months ended March 31, 2015 and 2014, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

As of March 31, 2015 and December 31, 2014, taxes payable consists of:

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,144	1,173
Enterprise income tax payable	2,150	2,159
	3,294	3,332

For the three months ended March 31, 2015 and 2014, the Company’s income tax benefit/(expense) consisted of:

	Three Months Ended March 31,
	2015	2014
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	-	(180)
Deferred-PRC	226	132
	226	(48)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax liabilities at March 31, 2015 and changes for the three months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2014 (audited)	964
Reversal during the period	(38)
Exchange translation adjustment	(4)
Balance as of March 31, 2015 (unaudited)	922

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of VIEs consummated in previous years. Reversal for the three months ended March 31, 2015 of approximately US$38,000 was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	7,099	6,655
Bad debts provision	885	943
Valuation allowance	(6,587)	(6,385)
	1,397	1,213

	March 31, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	291	176
Deferred tax assets reclassified as non-current asset	1,106	1,037
	1,397	1,213

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$12,690,000 and US$12,161,000 at March 31, 2015 and December 31, 2014, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2035. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$13,970,000 and US$12,401,000 at March 31, 2015 and December 31, 2014, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2020. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$80,000 and US$239,000 valuation allowance for the three months ended March 31, 2015 and 2014, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2015 and December 31, 2014, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was both approximately US$7.3 million.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2015 and December 31, 2014, there was approximately US$29.4 million and US$30.8 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million statutory reserve funds as of March 31, 2015 and December 31, 2014, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.3 million restricted net assets as of March 31, 2015 and December 31, 2014, as discussed above.

21.	Related party transactions

Revenue from related parties:

	Three Months Ended March 31,
	2015	2014
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	37	-
-Beijing Fengshangyinli Technology Co., Ltd.	-	1
-Beijing Saturday Education Technology Co., Ltd.	26	-
	63	1

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$144,000 and US$129,000 for the three months ended March 31, 2015 and 2014, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of March 31, 2015 and December 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, which management believes are of high credit quality.

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

Concentration of customers

For the three months ended March 31, 2015, two customers individually accounted for 27% and 25% of the Company’s sales, respectively. For the three months ended March 31, 2014, one customer accounted for 23% of the Company’s sales. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended March 31, 2015 or 2014.

As of March 31, 2015, two customers individually accounted for 15% and 19% of the Company’s accounts receivables, respectively. As of December 31, 2014, the same two customers individually accounted for 19% and 18% of the Company’s accounts receivables, respectively. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2015 or December 31, 2014.

Concentration of suppliers

For the three months ended March 31, 2015, one supplier accounted for 84% of the Company’s cost of sales. For the three months ended March 31, 2014, two suppliers individually accounted for 47% and 29% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended March 31, 2015 or 2014.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of March 31, 2015:

Office Rental
US$(’000)
(Unaudited)
Nine months ending December 31,
-2015	283
Year ending December 31,
-2016	134
Total	417

For the three months ended March 31, 2015 and 2014, rental expenses under operating leases were approximately US$110,000 and US$144,000, respectively.

In December 2014, the Company entered into a purchase agreement of RMB32.29 million (approximately US$5 million) with an unrelated counter party for the purchasing of software applications related to operation management applications for SMEs. As of March 31, 2015 and the date hereof, the Company had paid in the aggregate of RMB17 million (approximately US$2.8 million) and RMB22 million (approximately US$3.6 million), respectively. The remaining unpaid contract amount needs to be paid before July 31, 2015.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Three Months Ended March 31, 2015 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	5,598	58	69	123	-	-	5,848
Cost of sales	4,755	109	3	79	-	-	4,946
Total operating expenses	2,097	98	30	74	696 *	-	2,995
Depreciation and amortization expense included in total operating expenses	388	1	30	16	9	-	444
Operating loss	(1,254)	(149)	36	(30)	(696)	-	(2,093)

Share of income in equity investment affiliates	-	-	-	-	1	-	1
Expenditure for long-term assets	326	-	-	-	-	-	326
Net income (loss)	(988)	(150)	36	(25)	(695)	-	(1,822)

Total assets – March 31, 2015	43,799	12,275	265	2,907	6,077	(18,617)	46,706
Total assets – December 31, 2014	43,851	13,228	296	2,989	6,558	(19,492)	47,430

*Including approximate US$455,000 share-based compensation expenses.

Three Months Ended March 31, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	3,580	1,182	71	350	-	-	5,183
Cost of sales	2,542	1,095	-	185	-	-	3,822
Total operating expenses	1,525	94	31	140	236 *	-	2,026
Depreciation and amortization expense included in total operating expenses	247	11	31	50	21	-	360
Operating income (loss)	(487)	(7)	40	25	(236)	-	(665)

Share of losses in equity investment affiliates	-	-	-	(13)	(2)	-	(15)
Expenditure for long-term assets	850	-	-	1	12	-	863
Net income (loss)	(499)	(22)	40	5	(238)	-	(714)

*Including approximate US$8,400 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three months ended March 31,
	2015	2014
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$(1,788)	$(668)

Weighted average number of common shares outstanding - Basic	26,366,797	22,376,540
Effect of diluted securities:
Unvested restricted common stocks	-	-
Warrants and Options	-	-
Weighted average number of common shares outstanding -Diluted	26,366,797	22,376,540

Loss per share-Basic and diluted	$(0.07)	$(0.03)

For the three months ended March 31, 2015, the diluted loss per share calculation did not include the 2,666,667 shares of unvested restricted common stock and the options to purchase up to 894,940 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss during the period.

For the three months ended March 31, 2014, the diluted loss per share calculation did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss during the period.

27.	Share-based compensation expenses

The Company granted 50,000 shares and 40,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2015 and 2014, respectively. These shares were valued at US$1.20 per share and US$0.84 per share, the closing bid price of the Company’s common stock on the date of grant, respectively. Total compensation expense recognized for the services was US$15,000 and US$8,400 for the three months ended March 31, 2015 and 2014, respectively. The shares attributable to fiscal 2015 were issued in March 2015.

The Company granted 300,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014, of which 150,000 restricted shares was vested on August 1, 2014, and 150,000 restricted shares were vested on February 1, 2015. These shares were valued at US$0.67 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the three months ended March 31, 2015 was US$50,250.

On December 30, 2014, the Company granted 4,200,000 shares of the Company’s restricted common stock to its executive officers, of which 1,533,333 restricted shares was vested upon issuance, 1,333,333 restricted shares will be vested on December 30, 2015 and the remaining 1,333,334 restricted shares will be vested on December 30, 2016. The restricted stock was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation cost recognized for the three months ended March 31, 2015 was US$390,000.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the Company’s 2011 Omnibus Securities and Incentive Plan, the Company granted common stock purchase options to its management, employees and directors. Options issued and outstanding at March 31, 2015 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2014 (audited)	894,940	6.48	$1.21	894,940	6.48	$1.21
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2015 (unaudited)	894,940	6.24	$1.21	894,940	6.24	$1.21

The aggregate unrecognized share-based compensation expenses as of March 31, 2015 and 2014 is approximately US$2,842,000 and US$25,000, respectively.

28.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined that there are no such events that are material to the financial statements, except as disclosed below.

In April 2015, the Company made an investment of RMB0.02 million (approximately US$0.003 million) to Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”) and obtained 19% equity interest in Guohua Shiji.

In April 2015, as disclosed in Note 27, the Company issued the remaining 150,000 shares of the Company’s restricted common stock to a technical service provider, which shares were vested on February 1, 2015.

On May 5, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Beijing Jinrun Fangzhou Science & Technology Co, Ltd., a public company listed on the Shenzhen Stock Exchange of the PRC (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 2,800,000 shares of common stock of the Company (the “Shares”) for an aggregate purchase price of US$3,500,000 (the “Purchase Price”). The Purchaser made a 10% non-refundable guarantee payment to the Company in an amount equal to US$350,000 on May 7, 2015. The Purchaser shall pay an additional 15% of the Purchase Price by June 4, 2015. The Purchaser shall pay the remaining 75% of the Purchase Price at the closing which shall take place on the date mutually agreed to by the parties, subject to the closing conditions contained in the Agreement. On the date the Agreement was signed, the Purchaser also entered into a Lock-Up Agreement with the Company, whereby the Purchaser agreed not to transfer the Shares until May 5, 2017. Upon the Company’s prior written approval, the lock-up restriction may be waived after May 5, 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, we consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of us and we are now a holding company, which, through certain contractual arrangements with operating entities in the PRC, is engaged in providing advertising, marketing, brand management and online-to-offline (O2O) sales channel building services for SMEs and entrepreneurial management and networking services for entrepreneurs in the PRC.

Through our PRC operating subsidiary and VIEs, we primarily operate a one-stop services for our clients through our integrated service platforms, including multi-channel advertising and promotion platform, brand management and sales channel building platform and management tools platform. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals, including www.28.com (“28.com”), www.liansuo.com (“liansuo.com”) and www.sooe.cn (“sooe.cn”), ChinaNet TV as our TV production and advertising unit and the bank kiosk advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile, television, bank kiosks and printed-medias to maximize market exposure and effectiveness for our clients. Our band management and sales channel building platform consists of our brand consulting and management service and offline sales channel expansion service, which is to physically help small businesses to recruit dealers, wholesalers, partners or franchisees based on their business needs. Management tools platform consists of a mobile-based sales and administrative management tools specifically designed for small business in China to match their simplicity.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the SEC, and include the accounts of our Company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, you should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our  2014 Form 10-K.

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2015	2014
	US$	US$
	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$5,785	$5,182
From related parties	63	1
	5,848	5,183
Cost of sales	4,946	3,822
Gross margin	902	1,361

Operating expenses
Sales and marketing expenses	1,203	589
General and administrative expenses	1,302	987
Research and development expenses	490	450
	2,995	2,026

Loss from operations	(2,093)	(665)

Other income (expenses)
Interest income	29	31
Interest expense	(17)	(16)
Other expenses	32	(1)
	44	14
Loss before income tax expense, equity method investments and noncontrolling interests	(2,049)	(651)
Income tax benefit/(expense)	226	(48)
Loss before equity method investments and noncontrolling interests	(1,823)	(699)
Share of income/(losses) in equity investment affiliates	1	(15)
Net loss	(1,822)	(714)
Net loss attributable to noncontrolling interests	34	46
Net loss attributable to ChinaNet Online Holdings, Inc.	(1,788)	(668)

Loss per share
Loss per common share
Basic and diluted	$(0.07)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	26,366,797	22,376,540

Revenue

The following tables set forth a breakdown of our total revenue, divided into six segments for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2015		2014
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement	$2,447	41.8%	$3,496	67.4%
-Technical services	104	1.8%	84	1.6%
-Search engine marketing service	3,047	52.1%	-	-
Internet advertisement and related services	$5,598	95.7%	$3,580	69.0%
TV advertisement	58	1.0%	1,182	22.8%
Bank kiosks	69	1.2%	71	1.4%
Brand management and sales channel building	123	2.1%	350	6.8%
Total	$5,848	100%	$5,183	100%

Total Revenues: Our total revenues increased to US$5.85 million for the three months ended March 31, 2015 from US$5.18 million for the three months ended March 31, 2014, which represents a 13% increase. This increase was primarily due to the increase in revenues from search engine marketing service, which increase was partially offset by the decrease in revenues from internet adverting and TV adverting services during the period.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related value-added technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. Beginning in the second fiscal quarter of 2014, we elaborated an existing stream of internet marketing service by providing enhanced third-party search engine marketing (“SEM”) services to the SMEs as a strategic supplement to the internet advertising services provided to our clients. We also derive revenue from the sale of advertising time purchased from different provincial satellite TV stations. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated clients. For the three months ended March 31, 2015 and 2014, our service revenue from related parties in the aggregate was less than 1.1% of the total revenue for each respective reporting period.

Our advertising service revenues are recorded net of any sales discounts. Sales discounts include volume discounts and other customary incentives offered to our small and medium-sized franchise and merchant clients, including providing them with additional advertising time for their advertisements if we have unused space available on our websites and represent the difference between our official list price and the amount we actually charge our clients. For advertising services, we typically sign service contracts with our small and medium-sized franchisor and other clients that require us to place the advertisements on our portal websites in specified locations on the sites and for agreed periods; and/or place the advertisements onto our purchased advertisement time during specific TV programs for agreed periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients. Revenue from SEM services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium. We recognize this revenue on a gross basic, as we believe that we act as the primary obligor of this transaction, which is considered the most important factor for a gross revenue recognition in accordance with ASC Topic 605, subtopic 45. We also sell effective sales lead information to our clients, which is recognized based on fixed price per sales lead when information is delivered and accepted by clients.

The tables below summarize the revenues, cost of sales, gross margin and net loss generated from each of our VIEs and subsidiaries for the three months ended March 31, 2015 and 2014, respectively, with inter-company transactions eliminated:

For the three months ended March 31, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	$(’000)	$(’000)	$(’000)

Rise King WFOE	104	-	104
Business Opportunity Online and subsidiaries	5,612	63	5,675
Beijing CNET Online and subsidiaries	69	-	69
Total revenue	5,785	63	5,848

For the three months ended March 31, 2015:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	$(’000)	$(’000)

Rise King WFOE	-	104
Business Opportunity Online and subsidiaries	4,943	732
Beijing CNET Online and subsidiaries	3	66
Total	4,946	902

For the three months ended March 31, 2015:

Name of subsidiary or VIE	Net Loss
$(’000)

Rise King WFOE	(85)
Business Opportunity Online and subsidiaries	(1,184)
Beijing CNET Online and subsidiaries	(24)
Shanghai Jing Yang	-
ChinaNet Online Holdings, Inc.	(529)
Total net loss before allocation to the noncontrolling interest	(1,822)

For the three months ended March 31, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	$(’000)	$(’000)	$(’000)

Rise King WFOE	84	-	84
Business Opportunity Online and subsidiaries	5,027	1	5,028
Beijing CNET Online and subsidiaries	71	-	71
Total revenue	5,182	1	5,183

For the three months ended March 31, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	$(’000)	$(’000)

Rise King WFOE	-	84
Business Opportunity Online and subsidiaries	3,822	1,206
Beijing CNET Online and subsidiaries	-	71
Total	3,822	1,361

For the three months ended March 31, 2014:

Name of subsidiary or VIE	Net Loss
$(’000)

Rise King WFOE	(298)
Business Opportunity Online and subsidiaries	(373)
Beijing CNET Online and subsidiaries	(10)
Shanghai Jing Yang	(2)
ChinaNet Online Holdings, Inc.	(31)
Total net loss before allocation to the noncontrolling interest	(714)

Management considers revenues generated from internet advertising, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●
Internet advertising revenues for the three months ended March 31, 2015 decreased to approximately US$2.45 million compared to US$3.50 million for the same period in 2014, which was primarily due to a decrease in number of clients during the period compared to the same period of last year. The decrease in number of clients for the three months ended March 31, 2015 was primarily due to the fact that (1) we have placed persistent effort in integrating and upgrading our internet advertising and marketing services to our SME clients, and during the process, we have gradually eliminated some smaller clients with insufficient spending on our services and concentrated our resources on increasing our cooperation with larger SME clients who have better brand awareness. As a result, we successfully singed approximately 75 new clients during the period, and the number of larger customers served by liansuo.com, our premium advertising and marketing web portal continued to increase since it was established; and (2) we experienced intensified competition in the industry and clients’ hesitation on investing in advertising and marketing expenses due to the overall economic decline in China. In response to this situation, we increased our investment in brand building and new marketing service activities, and expanded our existing stream of internet marketing services by providing enhanced search engine marketing services to our clients, which as an important strategic supplement, will direct our clients to use our internet advertising and marketing services through various platforms, thereby increasing our recurring revenues and number of clients in the future. We have also launched Business Direct 3.0 service in cooperation with Baidu Direct Reach. Business Direct 3.0 is a technically marked-up service based on the Baidu Direct Reach mobile platform for traditional service enterprises, which is centered on mobile search, accounts, maps, personalized recommendations and other ways for customers to direct the online attentions to offline stores and create revenue for customers. We believe the launching of this service will help to increase our market penetration in the SME segment, and thereby increasing our recurring revenues in the future.

●	Revenues generated from technical services offered by Rise King WFOE were US$0.10 million for the three months ended March 31, 2015 compared to US$0.08 million for the same period in 2014.
●
Search engine marketing services was introduced to our clients from the second fiscal quarter of 2014. Revenue generated from search engine marketing services for the three months ended March 31, 2015 was approximately US$3.05 million. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. Management believes this service will be an effective supplement to the internet advertising services provided to our clients, and will help increase the overall satisfaction on our services, thereby increasing recurring revenues and number of clients from online advertising and marketing in the future.

●
Our TV advertising revenue decreased to US$0.06 million for the three months ended March 31, 2015 from US$1.18 million for the same period in 2014. The decrease in our TV advertising revenue for the three months ended March 31, 2015 compared to the same period of last year was primarily due to the adoption of a restriction notice to TV shopping infomercials broadcasted in provincial satellite television station, issued by the SARFT in October 2013, which further restricts the content, air time and duration of these infomercials, as a result, the demand of TV advertising service from our clients decreased accordingly. We will continue to monitor our clients’ needs of the TV advertising services, work with our clients to develop non-TV shopping infomercials programs and improve the profitability of this business segment in future periods.

●
For the three months ended March 31, 2015 and 2014, we earned both approximately US$0.07 million of revenue from the bank kiosk business segment. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is expanding our internet business. It was not a significant contributor to revenue for both the three months ended March 31, 2015 or 2014. Management currently maintains this business without any expansion plans and some of the technology used in this business unit will need to be fully integrated into the overall advertising and marketing platform.

●
For the three months ended March 31, 2015, we generated approximately US$0.12 million service revenue from our brand management and sales channel building segment compared to US$0.35 million service revenue generated in the same period of 2014. The decrease in the revenue from this business segment was primarily due to the hesitation of our client’s investment in offline marketing expending due to the overall economic decline and uncertainty in China. Due to the slow recovery of economy and tightening of our clients advertising budget, we do not expect prompt recovery in this business segment in 2015. In order to improve the business performance in future periods, our brand management and sales channel building operating entity, Quanzhou Zhilang has launched a pilot project by cooperating with a real estate developer to initiate an O2O business zone near Huaqiao University in Quanzhou, Fujian Province, China, to help establish and grow new commercial occupants by using "Business Direct 3.0" solutions in connection with brand management and developing solution. Management anticipants the pilot project will demonstrate the power of a combining big date, mobile marketing with location based service and management services to efficiently create a healthy and sustainable business ecosystem for both business and consumers.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into six segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2015			2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement	$2,447	$1,798	27%	$3,496	$2,542	27%
-Technical services	104	-	100%	84	-	100%
-Search engine marketing service	3,047	2,957	3%	-	-	-
Internet advertisement and related services	$5,598	$4,755	15%	$3,580	$2,542	29%
TV advertisement	58	109	-88%	1,182	1,095	7%
Bank kiosk	69	3	96%	71	-	100%
Brand management and sales channel building	123	79	36%	350	185	47%
Total	$5,848	$4,946	15%	$5,183	$3,822	26%

Cost of revenues: Our total cost of revenues increased to US$4.95 million for the three months ended March 31, 2015 from US$3.82 million for the same period in 2014. This was primarily due to the increase in costs associated with our search engine marketing service, which was in line with the increase in the related revenues as discussed above. Our cost of revenues related to our advertising and marketing services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations and direct labor cost associated with providing services.

●
For internet advertisement, cost associated with obtaining internet resources was the largest component of our cost of revenue, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the three months ended March 31, 2015 and 2014, our total cost of sales for internet advertising was US$1.80 million and US$2.54 million, respectively. The decrease in our internet advertising cost was in line with the decrease in our internet advertising revenue as discussed above. The gross margin for our internet advertising revenue was both 27% for the three months ended March 31, 2015 and 2014.

●
Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the three months ended March 31, 2015 was approximately 3%.

●
TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from TV stations in China and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$0.11 million and US$1.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in our total TV advertisement time cost was in line with the decrease in TV advertising revenue as discussed above. In response to the overall decrease in the demands of our TV advertising services, we strategically decreased our unit selling price to encourage our clients to continue use our TV advertising service. As a result, we incurred a gross loss in this business segment for the three months ended March 31, 2015. We will continue to monitor our clients’ needs of the TV advertising services and improve the profitability of this business segment in future periods.

●	Cost recognized for brand management and sales channel building business segment primarily consisted of director labor cost for providing these services to our clients and other related direct cost.

Gross Profit

As a result of the foregoing, our gross profit was US$0.90 million for the three months ended March 31, 2015 compared to US$1.36 million for the same period in 2014. Our overall gross margin decreased to 15% for the three months ended March 31, 2015 compared with 26% for the same period in 2014. The decrease in gross profit and gross margin for the three months ended March 31, 2015 was primarily due to the increase in lower margin revenue from search engine marketing service, which accounted for approximately 52% of our total revenue for the three months ended March 31, 2015.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2015		2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$5,848	100%	$5,183	100%
Gross Profit	902	15%	1,361	26%
Sales and marketing expenses	1,203	21%	589	11%
General and administrative expenses	1,302	22%	987	19%
Research and development expenses	490	8%	450	9%
Total operating expenses	$2,995	51%	$2,026	39%

Operating Expenses:   Our operating expenses increased to US$3.0 million for the three months ended March 31, 2015 from US$2.03 million for the same period of 2014.

●
Sales and marketing expenses: Sales and marketing expenses increased to US$1.20 million for the three months ended March 31, 2015 from US$0.59 million for the same period of 2014. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the three months ended March 31, 2015, the increase in our sales and marketing expenses was primarily due to the increase in our brand marketing expenses of approximately US$0.62 million, which we spent through key search engines to promote our brand, websites and services.

●
General and administrative expenses: General and administrative expenses increased to US$1.30 million for the three months ended March 31, 2015 from US$0.99 million for the same period in 2014. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the three months ended March 31, 2015, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in general administrative expenses, such as: professional service expenses, travelling expenses and entertainment expenses of approximately US$0.14 million; (2) the decrease in allowances for doubtful accounts of approximately US$0.22 million; and (3) the increase in share-based compensation expense of approximately US$0.40 million, which was related to the restricted common stock awarded to the executive officers.

●
Research and development expenses: Research and development expenses were US$0.49 million and US$0.45 million for the three months ended March 31, 2015 and 2014, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$2.09 million and US$0.67 million for the three months ended March 31, 2015 and 2014, respectively.

Interest income: For the three months ended March 31, 2015 and 2014, interests income we earned was primarily contributed from the approximately US$3.5 million of term deposit we placed in one of the major financial institutions in the PRC.

Interest expense: For the three months ended March 31, 2015 and 2014, interests expenses we paid were primarily related to the approximately US$0.8 million of short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs.

Loss before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, we incurred a loss before income tax expense, equity method investment and noncontrolling interest of approximately US$2.05 million and US$0.65 million for the three months ended March 31, 2015 and 2014, respectively.

Income Tax benefit/(expense): We recognized a net income tax benefit of approximately US$0.23 million and a net income tax expense of approximately US$0.05 million and for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, current income tax expense was approximately US$nil and US$0.18 million, respectively. For the three months ended March 31, 2015, our income tax benefit was approximately US$0.23 million, of which approximately US$0.04 million was in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years and approximately US$0.19 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended March 31, 2014, our income tax benefit was approximately US$0.13 million, of which approximately US$0.06 million was in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years and approximately US$0.07 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to utilized with respect to future earnings of the entities to which the operating losses relate.

Loss before equity method investments and noncontrolling interests: As a result of the foregoing, for the three months ended March 31, 2015 and 2014, our loss before equity method investments and noncontrolling interests was approximately US$1.82 million and US$0.70 million, respectively.

Share of income/(losses) in equity investment affiliates: For the three months ended March 31, 2015 and 2014, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the three months ended March 31, 2015, we recognized our pro-rata share of income in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.001 million and US$nil, respectively. For the three months ended March 31, 2014, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.002 million and US$0.013 million, respectively.

Net loss: As a result of the foregoing, our net loss incurred for the three months ended March 31, 2015 and 2014 was approximately US$1.82 million and US$0.71 million, respectively.

Loss attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the three months ended March 31, 2015 and 2014, the net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.03 million and US$0.05 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by the net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Our net loss attributable to ChinaNet Online Holdigs, Inc. was approximately US$1.79 million and US$0.67 million for the three months ended March 31, 2015 and 2014, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2015, we had cash and cash equivalents of approximately US$2.2 million. We also had approximately US$3.5 million of term deposit placed in one of the major financial institutions in China which will expire in September 2015.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	Amounts in thousands of US dollars

Net cash used in operating activities	$(2,328)	$(1,351)
Net cash used in investing activities	(509)	(613)
Net cash provided by financing activities	-	197
Effect of foreign currency exchange rate changes on cash	(16)	(15)
Net decrease in cash and cash equivalents	$(2,853)	$(1,782)

  Net cash used in operating activities

For the three months ended March 31, 2015, our net cash used in operating activities of approximately US$2.33 million were primarily attributable to:

(1)
net loss of US$1.82 million, adjusted by excluding an approximately US$0.23 million net deferred income tax benefit, an US$0.90 million non-cash expenses of depreciation, amortization, and share-based compensation and an US$0.22 million of reversal of bad debts provisions, yielded the non-cash items excluded net loss of approximately US$1.37 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:
-
other receivable decreased by approximately US$0.20 million, primarily due to the partial collection of the TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

	-	advances from customers increased by approximately US$1.3 million; and
	-	other payable increased by approximately US$0.04 million.
(3)	offset by the use from operations from changes in operating assets and liabilities such as:
	-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$0.05 million;
	-	deposit and prepayment to suppliers increased by approximately US$2.2 million for the purchasing of internet resources and TV advertising slots; and
	-	aggregate of increase in other current assets and decrease in accounts payable and other current liabilities of approximately US$0.25 million.

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

Net cash used in investing activities

For the three months ended March 31, 2015, our cash used in investing activities included the following transactions: (1) we paid approximately US$0.33 million to settle the remaining balance related to the purchasing of software technology, which transaction consummated in December 2014; and (2) we made investments of approximately US$0.18 million in the aggregate to our cost/equity method investees during the period. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.51 million for the three months ended March 31, 2015.

For the three months ended March 31, 2014, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.01 million for the purchasing of general office equipments; (2) we prepaid approximately US$0.85 million for the develop of software systems related to internet environment monitoring, network security and system optimization to enhance the overall safety and efficiency of our network system; and (3) we collected approximately US$0.25 million of short-term loan that we lent to an unrelated entity in fiscal 2013. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.61 million for the three months ended March 31, 2014.

Net cash provided by financing activities

For the three months ended March 31, 2015, there was no cash generated from or spent for financing activities.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of March 31, 2015 and December 31, 2014, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was both approximately US$7.3 million.

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

As of March 31, 2015 and December 31, 2014, there were approximately US$29.4 million and US$30.8 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million statutory reserve funds as of March 31, 2015 and December 31, 2014, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.3 million restricted net assets as of March 31, 2015 and December 31, 2014, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: May 15, 2015	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)