Form 10-Q
period 2015-06-30
ChinaNet Online Holdings, Inc.
filed 2015-08-14
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015, the registrant had 29,580,130 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2015	December 31, 2014
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,645	$5,037
Term deposit	3,468	3,465
Accounts receivable, net	4,109	2,407
Other receivables, net	6,538	8,392
Prepayment and deposit to suppliers	6,860	8,092
Due from related parties	108	51
Other current assets	133	61
Deferred tax assets-current	355	176
Total current assets	26,216	27,681

Long-term investments	1,098	909
Property and equipment, net	790	943
Intangible assets, net	8,531	9,238
Deposit and prepayment for purchasing of software technology	851	850
Goodwill	6,778	6,772
Deferred tax assets-non current	1,112	1,037
Total Assets	$45,376	$47,430

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$818	$817
Accounts payable *	510	782
Advances from customers *	2,325	832
Accrued payroll and other accruals *	612	585
Due to noncontrolling interest of VIE *	557	638
Payable for purchasing of software technology *	865	2,826
Guarantee payment and prepayment from new investors	1,003	-
Taxes payable *	3,226	3,332
Other payables *	597	602
Total current liabilities	10,513	10,414

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2015	December 31, 2014
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	887	964
Long-term borrowing from director	143	143
Total Liabilities	11,543	11,521

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 29,580,130 shares and 29,030,130 shares at June 30, 2015 and December 31, 2014, respectively)	30	29
Additional paid-in capital	25,658	24,703
Statutory reserves	2,607	2,607
Retained earnings	2,225	5,222
Accumulated other comprehensive income	3,648	3,625
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	34,168	36,186

Noncontrolling interests	(335)	(277)
Total equity	33,833	35,909

Total Liabilities and Equity	$45,376	$47,430

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales
From unrelated parties	$15,002	$15,361	$9,217	$10,179
From related parties	468	183	405	182
	15,470	15,544	9,622	10,361
Cost of sales	12,291	12,487	7,345	8,665
Gross profit	3,179	3,057	2,277	1,696

Operating expenses
Sales and marketing expenses	2,250	2,095	1,047	1,506
General and administrative expenses	3,307	2,009	2,005	1,022
Research and development expenses	1,063	892	573	442
	6,620	4,996	3,625	2,970

Loss from operations	(3,441)	(1,939)	(1,348)	(1,274)

Other income (expenses)
Interest income	63	60	34	29
Interest expense	(34)	(32)	(17)	(16)
Other income/(expenses)	31	(3)	(1)	(2)
	60	25	16	11

Loss before income tax expense, equity method investments and noncontrolling interests	(3,381)	(1,914)	(1,332)	(1,263)
Income tax benefit/(expense)	324	(120)	98	(72)
Loss before equity method investments and noncontrolling interests	(3,057)	(2,034)	(1,234)	(1,335)
Share of income/(losses) in equity investment affiliates	2	(58)	1	(43)
Net loss	(3,055)	(2,092)	(1,233)	(1,378)
Net loss attributable to noncontrolling interests	58	93	24	47
Net loss attributable to ChinaNet Online Holdings, Inc.	$(2,997)	$(1,999)	$(1,209)	$(1,331)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	(3,055)	(2,092)	(1,233)	(1,378)
Foreign currency translation gain/(loss)	23	(281)	143	43
Comprehensive Loss	$(3,032)	$(2,373)	$(1,090)	$(1,335)
Comprehensive loss attributable to noncontrolling interests	58	92	25	47
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(2,974)	$(2,281)	$(1,065)	$(1,288)

Loss per share
Loss per common share
Basic and diluted	$(0.11)	$(0.09)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	26,572,856	22,376,540	26,776,650	22,376,540

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,055)	$(2,092)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	888	715
Share-based compensation expenses	956	17
Reverse of allowances for doubtful accounts	(77)	(30)
Share of (income)/losses in equity investment affiliates	(2)	58
Deferred taxes	(328)	(257)
Changes in operating assets and liabilities
Accounts receivable	(1,619)	2,484
Other receivables	1,856	1,285
Prepayment and deposit to suppliers	1,236	(3,460)
Due from related parties	(56)	86
Other current assets	(75)	(62)
Accounts payable	(273)	(6)
Advances from customers	1,490	24
Accrued payroll and other accruals	26	(151)
Other payables	(8)	271
Taxes payable	(109)	174
Net cash provided by/(used in) operating activities	850	(944)

Cash flows from investing activities
Purchases of vehicles and office equipment	(20)	(15)
Payment for purchasing of software technology	(1,958)	(846)
Repayment of short-term loan from unrelated entities	-	390
Long-term investment in cost/equity method investees	(186)	-
Net cash used in investing activities	(2,164)	(471)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Short-term loan from noncontrolling interest of VIE	-	717
Repayment of short-term loan to noncontrolling interest of VIE	(82)	-
Guarantee payment and prepayment from new investors	1,000	-
Net cash provided by financing activities	918	717

Effect of exchange rate fluctuation on cash and cash equivalents	4	(21)

Net decrease in cash and cash equivalents	(392)	(719)

Cash and cash equivalents at beginning of the period	5,037	3,442
Cash and cash equivalents at end of the period	$4,645	$2,723

Supplemental disclosure of cash flow information

Income taxes paid	$134	$204
Interest expense paid	$34	$32

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

In January 2015, the Company through its wholly-owned subsidiary, China Net BVI incorporated a new wholly-owned BVI company named ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”). In March 2015, ChinaNet Investment BVI together with three individuals who were not affiliated with the Company, established ChinaNet Online Holdings Korea (“ChinaNet Korea”), an entity incorporated in the Republic of Korea. ChinaNet Investment BVI invested US$20,000 cash and beneficially own 40% of the equity interest in ChinaNet Korea.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company operated its business primarily in China through its PRC subsidiary and PRC operating entities, or VIEs as discussed above.

2.	Variable Interest Entities

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,613	$4,239
Term deposit	3,468	3,465
Accounts receivable, net	3,954	2,407
Other receivables, net	6,520	8,349
Prepayment and deposit to suppliers	6,859	8,091
Due from related parties	56	-
Other current assets	43	58
Deferred tax assets-current	285	107
Total current assets	24,798	26,716

Long-term investments	1,034	865
Property and equipment, net	723	869
Intangible assets, net	8,531	9,238
Deposit and prepayment for purchasing of software technology	851	850
Goodwill	6,778	6,772
Deferred tax assets-non current	869	795
Total Assets	$43,584	$46,105

Liabilities
Current liabilities:
Short-term bank loan	$818	$817
Accounts payable	510	782
Advances from customers	2,325	832
Accrued payroll and other accruals	330	357
Due to Control Group	11	11
Due to noncontrolling interest of VIE	557	638
Payable for purchasing of software technology	865	2,826
Taxes payable	2,744	2,846
Other payables	556	580
Total current liabilities	8,716	9,689

Deferred tax Liabilities-non current	887	964
Total Liabilities	$9,603	$10,653

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2015, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$15,244,000, cost of sales of approximately US$12,291,000, operating expenses of approximately US$5,049,000 and net loss before allocation to noncontrolling interests of approximately US$1,710,000.

For the three months ended June 30, 2015, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$9,500,000, cost of sales of approximately US$7,345,000, operating expenses of approximately US$2,772,000 and net loss before allocation to noncontrolling interests of approximately US$502,000.

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

The condensed consolidated interim financial information as of June 30, 2015 and for the six and three months ended June 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC (the “2014 Form 10-K”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, its consolidated results of operations for the six and three months ended June 30, 2015 and 2014, and its consolidated cash flows for the six months ended June 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d)	Foreign currency translation

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2015	December 31, 2014
Balance sheet items, except for equity accounts	6.1136	6.1190

	Six Months Ended June 30,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.1288	6.1441

	Three Months Ended June 30,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.1203	6.1681

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the six months ended June 30, 2015 and 2014, advertising expenses for the Company’s own brand building were approximately US$1,220,000 and US$973,000, respectively. For the three months ended June 30, 2015 and 2014, advertising expenses for the Company’s own brand building were approximately US$572,000 and US$942,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2015 and 2014 were approximately US$1,063,000 and US$892,000, respectively. Expenses for research and development for the three months ended June 30, 2015 and 2014 were approximately US$573,000 and US$442,000, respectively.

4.	Term deposit

Term deposit as of June 30, 2015 and December 31, 2014 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit matured on July 7, 2015 and was extended to July 7, 2016 with an interest rate of 2.925% per annual.

5.	Accounts receivable, net

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	7,056	5,429
Allowance for doubtful accounts	(2,947)	(3,022)
Accounts receivable, net	4,109	2,407

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2015 and December 31, 2014, the Company provided approximately US$2,947,000 and US$3,022,000 allowance for doubtful accounts, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the six months ended June 30, 2015, approximately US$77,000 allowance for doubtful accounts was reversed. For the three months ended June 30, 2015, approximately US$143,000 allowance for doubtful accounts was provided. For the six and three months ended June 30, 2014, the Company reversed approximately US$30,000 of allowance for doubtful accounts.

6.	Other receivables, net

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	-	65
Term deposit interest receivable	114	56
Staff advances for normal business purpose	52	73
TV advertisement deposit and prepayment receivable	6,209	8,034
Overdue deposits	1,020	1,020
Allowance for doubtful accounts	(857)	(856)
Other receivables, net	6,538	8,392

TV advertisement deposit and prepayment receivable represented deposit and prepayment made to an agent of one of the provincial satellite TV stations partnered with the Company. The Company had decided to terminate its cooperation with this TV station and its agent upon expiration of the 2014 contract on December 31, 2014. In accordance with the agreement between the Company and the agent, the amount will be refunded to the Company within 2015. For the six and three months ended June 30, 2015, the Company collected RMB11.2 million (approximately US$1.8 million) and RMB10 million (approximately US$1.6 million) of this amount, respectively.

For advertising resources purchase contracts signed by the Company and its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of June 30, 2015 and December 31, 2014, the Company provided approximately US$857,000 and US$856,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the six and three months ended June 30, 2015 and 2014, no allowance for doubtful accounts was provided or reversed.

7.	Prepayments and deposit to suppliers

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to TV advertisement and internet resources providers	1,479	3,575
Prepayments to TV advertisement and internet resources providers	5,326	4,451
Other deposits and prepayments	55	66
	6,860	8,092

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2015, deposit to suppliers primarily consisted of the contractual deposits of approximately US$0.7 million to two of the Company’s largest internet resources suppliers and the contractual deposits of approximately US$0.8 million for the purchasing of TV advertising time slots.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

As of June 30, 2015, prepayment to suppliers primarily consisted of approximately US$3.3 million prepayments to the Company’s internet resources suppliers and approximately US$2.0 million prepayment for the purchasing of TV advertising time slots. This US$2.0 million advanced payment was carried forward from previous years and was paid to a TV station which had been partnered with the Company for over five years. In response to the restrictions on TV shopping infomercial implemented by the related government authorities, which resulted in the decrease in the Company’s TV advertisement revenue, the Company discussed with the TV station possible alternatives of applying the balance of the advanced payment, as the amount was unlikely to be refunded to the Company, due to internal administrative policies of the TV station. The TV station and the Company agreed that the unconsumed advanced payment balance can be consumed by any third parties designated by the Company and approved by the TV station, who will broadcast advertisements or other similar TV programs using the balance of available time slots, and the Company will directly collect the amounts from the third parties for the time slots they utilized. In August 2015, the Company collected approximately US$0.40 million of this amount. The Company expects that the remaining advanced payment balance will be fully utilized within 2015.

8.	Due from related parties

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	59	51
Chuangshi Meiwei Food and Beverage Investment Management (Beijing) Co., Ltd.	49	-
	108	51

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

9.	Long-term investments

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)
Equity method investments:
Investment in equity method investees	829	806
Advance to equity method investees	85	85
	914	891
Cost method investments:
Investment in cost method investees	184	18
Total long-term investments	1,098	909

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2015, the Company beneficially owned 40%, 23.18% and 25.5% equity interest in ChinaNet Korea, Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these entities under equity method of accounting. The following table summarizes the movement of the investment in and advance to equity investment affiliates for the six months ended June 30, 2015:

	ChinaNet Korea	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2014 (audited)	-	461	430	891
Share of income in equity investment affiliates	-	2	-	2
Investment in equity investment affiliates	20	-	-	20
Exchange translation adjustment	-	1	-	1
Balance as of June 30, 2015 (unaudited)	20	464	430	914

ChinaNet Korea is a new entity incorporated in March 2015 by ChinaNet Investment BVI and three other unaffiliated individuals in the Republic of Korea. The Company made an investment of US$20,000 and obtained 40% of the equity interest in ChinaNet Korea.

For the six and three months ended June 30, 2015, the Company recognized its pro-rata shares of income in Shenzhen Mingshan of approximately US$2,000 and US$1,000, respectively. For the six and three months ended June 30, 2014, the Company recognized its pro-rata shares of loss in Shenzhen Mingshan of approximately US$2,000 and US$nil, respectively. For the six and three months ended June 30, 2015, the Company did not recognized any of its pro-rata shares of income in Zhao Shang Ke Hubei, as the amounts were immaterial. For the six and three months ended June 30, 2014, the Company recognized its pro-rata shares of loss in Zhao Shang Ke Hubei of approximately US$56,000 and US$43,000, respectively.

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

As of June 30, 2015, the Company beneficially owns 19%, 10% and 10% equity interest in Guohua Shijie, Chuangshi Meiwei and Beijing Saturday. The Company accounts for these investments under cost method. For the six and three months ended June 30, 2015, the Company did not receive any distribution of earnings from these entities.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Property and equipment, net

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	181	180
Vehicles	891	890
Office equipment	1,437	1,415
Electronic devices	1,244	1,244
Property and equipment, cost	3,753	3,729
Less: accumulated depreciation	(2,963)	(2,786)
Property and equipment, net	790	943

Depreciation expenses in the aggregate for the six months ended June 30, 2015 and 2014 were approximately US$174,000 and $189,000, respectively.

Depreciation expenses in the aggregate for the three months ended June 30, 2015 and 2014 were approximately US$87,000 and $93,000, respectively.

11.	Intangible assets, net

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,580	1,579
Intangible assets subject to amortization:
Contract backlog	203	202
Customer relationship	3,548	3,545
Non-compete agreements	1,404	1,402
Software technologies	335	335
SMEs operation management applications	5,282	5,277
Cloud-computing based software platforms	1,518	1,517
Other computer software	78	78
Intangible assets, cost	13,948	13,935
Less: accumulated amortization	(4,423)	(3,704)
Less: accumulated impairment losses	(994)	(993)
Intangible assets, net	8,531	9,238

Amortization expenses in aggregate for the six months ended June 30, 2015 and 2014 were approximately US$714,000 and US$526,000, respectively.

Amortization expenses in aggregate for the three months June 30, 2015 and 2014 were approximately US$357,000 and US$262,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of June 30, 2015, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$715,000 for the six months ended December 31, 2015, approximately US$1,424,000 for the year ended December 31, 2016, approximately US$921,000 for the year ended December 31, 2017, approximately US$869,000 for the year ended December 31, 2018 and approximately US$812,000 for the year ended December 31, 2019.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Deposit for purchasing of software technology

The Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring, network security and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2 million). The Company has paid a first installment of RMB5.2 million (approximately US$0.85 million). As of the date hereof, the Company is trial testing these software applications. The transaction as contemplated under the contract is expected to be consummated within 2015.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2014 (audited)	6,772
Exchange translation adjustment	6
Balance as of June 30, 2015 (unaudited)	6,778

14.	Short-term bank loan

Short-term bank loan as of June 30, 2015 and December 31, 2014 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.8 million) borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs. The short-term loan will mature on September 29, 2015. The interest rate of the short-term bank loan is a floating lending rate, which is 40% over the benchmark rate of the People’s Bank of China (the “PBOC”). As of June 30, 2015 and December 31, 2014, the interest rate of the short-term loan was 8.4%.

15.	Accrued payroll and other accruals

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	364	388
Accrued operating expenses	248	197
	612	585

16.	Due to noncontrolling interest of VIE

As of June 30, 2015 and December 31, 2014, due to noncontrolling interest of VIE represented the outstanding balance of the short-term loan borrowed by one of the Company’s VIEs, Chuang Fu Tian Xia, from its noncontrolling interest to supplement the short-term working capital needs of Chuang Fu Tian Xia. The short-term loan is unsecured, interest free and is payable on demand.

In July 2015, as approved by the shareholders of Chuang Fu Tian Xia, the majority interest shareholder and noncontrolling interest shareholder, on a pro-rata basis, converted RMB2.04 million (approximately US$0.33 million) and RMB1.96 million (approximately US$0.32 million) of its amount due from Chuang Fu Tian Xia into the registered and paid-in capital of Chuang Fu Tian Xia, respectively. Accordingly, the registered and paid-in capital of Chuang Fu Tian Xia increased from RMB1 million to RMB5 million.

The Company expects to repay the remaining balance of the amount due to noncontrolling interest of Chuang Fu Tian Xia of approximately US$0.24 million within fiscal 2015.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	Payable for purchasing of software technology

Payable for purchasing of software technology as of June 30, 2015 represented the outstanding balance payment of approximately RMB5.29 million (approximately US$0.87 million) for purchasing of software technology, which transaction consummated in December 2014. As of the date hereof, the Company has fully settled the remaining balance with the counter party.

18.	Guarantee payment and prepayment from new investors

On May 5, 2015, the Company entered into a Securities Purchase Agreement with Beijing Jinrun Fangzhou Science & Technology Co, Ltd. (“Jinrun Fangzhou”), a public company listed on the National Equities Exchange and Quotations of the PRC (the”NEEQ”), pursuant to which Jinrun Fangzhou agreed to purchase 2,800,000 shares of common stock of the Company for an aggregate purchase price of US$3,500,000. On May 26, 2015, the Company entered into another Securities Purchase Agreement with Dongsys Innovation (Beijing) Technology Development Co., Ltd. (“Dongsys Innovation”), a public company listed on the NEEQ, pursuant to which Dongsys Innovation agreed to purchase 1,000,000 shares of common stock of the Company for an aggregate purchase price of US$1,250,000.

In accordance with the Securities Purchase Agreements described above, Jinrun Fangzhou and Dongsys Innovation were required to pay 10% of its respective total purchase price as guarantee payments, which was US$350,000 and US$125,000, respectively, within five days of the date the agreements were signed, and pay an additional 15% of its respective total purchase price, which was US$525,000 and US$187,500, respectively, within thirty days of the date of the agreements were signed.

As of June 30, 2015, the Company has received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$875,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$125,000 from Dongsys Innovation, respectively.

In accordance with the Securities Purchase Agreements, Jinrun Fangzhou and Dongsys Innovation shall pay the remaining 75% of its respective purchase price at the closing which shall take place on the date mutually agreed to by the parties.

19.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the six and three months ended June 30, 2015, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the six and three months ended June 30, 2015 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●	In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company is currently in the process of applying for the High and New Technology Enterprise qualification with the related government authorities and the Company believes that more likely than not Business Opportunity Online will be able to regain its qualification as a High and New Technology Enterprise and continue to enjoy the favorable statutory tax rate of 15% after fiscal 2014. Therefore, for the six and three months ended June 30, 2015 and 2014, the Company used 15% as the applicable income tax rate for Business Opportunity Online.

●	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was both 12.5% for the six and three months ended June 30, 2015 and 2014. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for the six and three months ended June 30, 2015 and 2014.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the six and three months ended June 30, 2015 and 2014, all of the preferential income tax treatments enjoyed by the Company’s PRC VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2) Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiary and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the six and three months ended June 30, 2015 and 2014, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

As of June 30, 2015 and December 31, 2014, taxes payable consists of:

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,196	1,173
Enterprise income tax payable	2,030	2,159
	3,226	3,332

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2015 and 2014, the Company’s income tax benefit/(expense) consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	(4)	(377)	(4)	(197)
Deferred-PRC	328	257	102	125
	324	(120)	98	(72)

The Company’s deferred tax liabilities at June 30, 2015 and changes for the six months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2014 (audited)	964
Reversal during the period	(77)
Exchange translation adjustment	-
Balance as of June 30, 2015 (unaudited)	887

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of VIEs consummated in previous years. Reversal for the six months ended June 30, 2015 of approximately US$77,000 was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	7,407	6,655
Bad debts provision	922	943
Valuation allowance	(6,862)	(6,385)
	1,467	1,213

	June 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	355	176
Deferred tax assets reclassified as non-current asset	1,112	1,037
	1,467	1,213

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$13,309,000 and US$12,161,000 at June 30, 2015 and December 31, 2014, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2035. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$14,426,000 and US$12,401,000 at June 30, 2015 and December 31, 2014, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2020. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$96,000 and US$572,000 valuation allowance for the six months ended June 30, 2015 and 2014, respectively, and recorded approximately US$16,000 and US$333,000 valuation allowance for the three months ended June 30, 2015 and 2014, respectively because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

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

20.	Long-term borrowing from director

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2015 and December 31, 2014, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was both approximately US$7.3 million.

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

As of June 30, 2015 and December 31, 2014, there was approximately US$29.0 million and US$30.8 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million statutory reserve funds as of June 30, 2015 and December 31, 2014, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.3 million restricted net assets as of June 30, 2015 and December 31, 2014, as discussed above.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Related party transactions

Revenue from related parties:

	Six Months Ended June 30,
	2015	2014
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Chuangshi Meiwei Food and Beverage Investment Management (Beijing) Co., Ltd.	349	-
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	58	182
-Beijing Fengshangyinli Technology Co., Ltd.	-	1
-Beijing Saturday Education Technology Co., Ltd.	61	-
	468	183

	Three Months Ended June 30,
	2015	2014
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Chuangshi Meiwei Food and Beverage Investment Management (Beijing) Co., Ltd.	349	-
-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	21	182
-Beijing Fengshangyinli Technology Co., Ltd.	-	-
- Beijing Saturday Education Technology Co., Ltd.	35	-
	405	182

23.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$279,000 and US$265,000 for the six months ended June 30, 2015 and 2014, respectively. The total amounts for such employee benefits were approximately US$135,000 and US$136,000 for the three months ended June 30, 2015 and 2014, respectively.

24.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of June 30, 2015 and December 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, which management believes are of high credit quality.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Concentration of customers

For the six months ended June 30, 2015, two customers individually accounted for 17% and 14% of the Company’s sales, respectively. For the three months ended June 30, 2015, one of the two customers individually accounted for 11% of the Company’s sales. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the six or three months ended June 30, 2015.

For the six months ended June 30, 2014, two customers individually accounted for 20% and 19% of the Company’s sales, respectively. For the three months ended June 30, 2014, the same two customers individually accounted for 30% and 17% of the Company’s sales, respectively. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the six or three months ended June 30, 2014.

As of June 30, 2015, one customer individually accounted for 21% of the Company’s accounts receivable. As of December 31, 2014, the same one customer individually accounted for 18% of the Company’s accounts receivable, another one customer individually accounted for 19% of the Company’s accounts receivable. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2015 or December 31, 2014.

Concentration of suppliers

For the six months ended June 30, 2015, two suppliers individually accounted for 50% and 32% of the Company’s cost of sales, respectively. For the three months ended June 30, 2015, the same two suppliers individually accounted for 28% and 48% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the six or three months ended June 30, 2015.

For the six months ended June 30, 2014, two suppliers individually accounted for 64% and 22% of the Company’s cost of sales, respectively. For the three months ended June 30, 2014, the same two suppliers individually accounted for 71% and 19% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the six or three months ended June 30, 2014.

25.	Commitments

The following table sets forth the Company’s operating lease commitment as of June 30, 2015:

Office Rental
US$(’000)
(Unaudited)
Six months ending December 31,
-2015	191
Year ending December 31,
-2016	135
Total	326

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2015 and 2014, rental expenses under operating leases were approximately US$222,000 and US$261,000, respectively. For the three months ended June 30, 2015 and 2014, rental expenses under operating leases were approximately US$112,000 and US$117,000, respectively.

The Company entered into a contract to engage an unrelated third party to develop several software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of the Company’s network system. The total contract amount was RMB13 million (approximately US$2.11 million) and the first installment of RMB5.2 million (approximately US$0.84 million) was paid in the first fiscal quarter of 2014. The transaction as contemplated under the contract is expected to be consummated during 2015 and the remaining unpaid contract amount is expected to be paid in 2015.

Legal Proceedings

Business Opportunity Online has been named as a defendant in a civil lawsuit filed in the PRC. The action was filed by Haifeng Wang in the Haidian District People’s Court, Beijing, PRC, on April 29, 2014. The complaint alleges that the plaintiff did not attend any shareholders meeting with respect to the transfer of the plaintiff’s investment in Business Opportunity Online to another party, and did not execute any written shareholders resolutions approving such transfer. The complaint seeks a court order to declare the shareholders resolutions null and void. Business Opportunity Online denied all of the allegations against it and defended vigorously against the lawsuit. On June 5, 2015, Haifeng Wang filed an application to withdraw the lawsuit in the Haidian District People’s Court of Beijing. The Haidian District People’s Court of Beijing rendered a ruling to permit the withdrawal of this lawsuit on the same date.

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

Six Months Ended June 30, 2015 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	14,084	1,081	138	167	-	-	15,470
Cost of sales	11,141	1,041	5	104	-	-	12,291
Total operating expenses	4,632	220	61	188	1,519 *	-	6,620
Depreciation and amortization expense included in total operating expenses	777	2	61	32	16	-	888
Operating income (loss)	(1,689)	(180)	72	(125)	(1,519)	-	(3,441)

Share of income in equity investment affiliates	-	-	-	-	2	-	2
Expenditure for long-term assets	1,964	-	-	-	14	-	1,978
Net income (loss)	(1,331)	(171)	72	(109)	(1,516)	-	(3,055)
Total assets – June 30, 2015	41,644	10,808	236	2,820	6,874	(17,006)	45,376
Total assets – December 31, 2014	43,851	13,228	296	2,989	6,558	(19,492)	47,430

*Including approximately US$956,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2015 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	8,486	1,023	69	44	-	-	9,622
Cost of sales	6,386	932	2	25	-	-	7,345
Total operating expenses	2,535	122	31	114	823 *	-	3,625
Depreciation and amortization expense included in total operating expenses	389	1	31	16	7	-	444
Operating income (loss)	(435)	(31)	36	(95)	(823)	-	(1,348)

Share of income in equity investment affiliates	-	-	-	-	1	-	1
Expenditure for long-term assets	1,638	-	-	-	14	-	1,652
Net income (loss)	(343)	(21)	36	(84)	(821)	-	(1,233)

*Including approximately US$501,000 share-based compensation expenses.

Six Months Ended June 30, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	11,808	2,994	138	604	-	-	15,544
Cost of sales	9,395	2,772	5	315	-	-	12,487
Total operating expenses	3,850	222	63	283	578 *	-	4,996
Depreciation and amortization expense included in total operating expenses	489	22	63	100	41	-	715
Operating income (loss)	(1,437)	-	70	6	(578)	-	(1,939)

Share of losses in equity investment affiliates	-	-	-	(56)	(2)	-	(58)
Expenditure for long-term assets	850	-	-	1	12	-	863
Net income (loss)	(1,493)	(32)	70	(57)	(580)	-	(2,092)

*Including approximately US$17,000 share-based compensation expenses.

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

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$(2,997)	$(1,999)	$(1,209)	$(1,331)

Weighted average number of common shares outstanding - Basic	26,572,856	22,376,540	26,776,650	22,376,540
Effect of diluted securities:
Unvested restricted common stocks	-	-	-	-
Warrants and options	-	-	-	-
Weighted average number of common shares outstanding -Diluted	26,572,856	22,376,540	26,776,650	22,376,540

Loss per share-Basic and diluted	$(0.11)	$(0.09)	$(0.05)	$(0.06)

For the six and three months ended June 30, 2015, the diluted loss per share calculation did not include the 2,666,667 shares of unvested restricted common stock and the options to purchase up to 894,940 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss during the periods.

For the six and three months ended June 30, 2014, the diluted earnings per share calculation both did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss during the periods.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

28.	Share-based compensation expenses

The Company granted 50,000 shares and 40,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2015 and 2014, respectively. These shares were valued at US$1.20 per share and US$0.84 per share, the closing bid price of the Company’s common stock on the date of grant, respectively. Total compensation expense recognized for the services was US$30,000 and US$16,800 for the six months ended June 30, 2015 and 2014, respectively. Total compensation expense recognized for the services was US$15,000 and US$8,400 for the three months ended June 30, 2015 and 2014, respectively.

The Company granted 300,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014, of which 150,000 restricted shares was vested on August 1, 2014, and 150,000 restricted shares were vested on February 1, 2015. These shares were valued at US$0.67 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the six and three months ended June 30, 2015 was US$100,500 and US$50,250, respectively.

The Company granted 350,000 shares of the Company restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$1.57 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the six and three months ended June 30, 2015 was both approximately US$45,800.

On December 30, 2014, the Company granted 4,200,000 shares of the Company’s restricted common stock to its executive officers, of which 1,533,333 restricted shares was vested upon issuance, 1,333,333 restricted shares will be vested on December 30, 2015 and the remaining 1,333,334 restricted shares will be vested on December 30, 2016. The restricted stock was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation cost recognized for the six and three months ended June 30, 2015 was US$780,000 and US$390,000, respectively.

Under the Company’s 2011 Omnibus Securities and Incentive Plan, the Company granted common stock purchase options to its management, employees and directors.

Options issued and outstanding at June 30, 2015 and their movements during the six months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2014 (audited)	894,940	6.48	$1.21	894,940	6.48	$1.21
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2015 (unaudited)	894,940	5.99	$1.21	894,940	5.99	$1.21

The aggregate unrecognized share-based compensation expenses as of June 30, 2015 and 2014 was approximately US$2,890,000 and US$17,000, respectively.

29.	Subsequent events

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

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

A. RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2015 AND 2014

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$15,002	$15,361	$9,217	$10,179
From related parties	468	183	405	182
	15,470	15,544	9,622	10,361
Cost of sales	12,291	12,487	7,345	8,665
Gross profit	3,179	3,057	2,277	1,696

Operating expenses
Sales and marketing expenses	2,250	2,095	1,047	1,506
General and administrative expenses	3,307	2,009	2,005	1,022
Research and development expenses	1,063	892	573	442
	6,620	4,996	3,625	2,970

Loss from operations	(3,441)	(1,939)	(1,348)	(1,274)

Other income (expenses)
Interest income	63	60	34	29
Interest expense	(34)	(32)	(17)	(16)
Other income/(expenses)	31	(3)	(1)	(2)
	60	25	16	11
Loss before income tax expense, equity method investments and noncontrolling interests	(3,381)	(1,914)	(1,332)	(1,263)
Income tax benefit/(expense)	324	(120)	98	(72)
Loss before equity method investments and noncontrolling interests	(3,057)	(2,034)	(1,234)	(1,335)
Share of income/(losses) in equity investment affiliates	2	(58)	1	(43)
Net loss	(3,055)	(2,092)	(1,233)	(1,378)
Net loss attributable to noncontrolling interests	58	93	24	47
Net loss attributable to ChinaNet Online Holdings, Inc.	$(2,997)	$(1,999)	$(1,209)	$(1,331)

Loss per share
Loss per common share
Basic and diluted	$(0.11)	$(0.09)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	26,572,856	22,376,540	26,776,650	22,376,540

Revenue

The following tables set forth a breakdown of our total revenue, divided into six segments for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2015		2014
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement	$8,215	53.1%	$8,454	54.4%
-Technical services	226	1.4%	237	1.5%
-Search engine marketing service	5,643	36.5%	3,117	20.0%
Internet advertisement and related services	14,084	91.0%	11,808	75.9%
TV advertisement	1,081	7.0%	2,994	19.3%
Bank kiosk	138	0.9%	138	0.9%
Brand management and sales channel building	167	1.1%	604	3.9%
Total	$15,470	100%	$15,544	100%

	Three Months Ended June 30,
	2015		2014
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement	$5,768	60.0%	$4,958	47.9%
-Technical services	122	1.2%	153	1.5%
-Search engine marketing service	2,596	27.0%	3,117	30.0%
Internet advertisement and related services	8,486	88.2%	8,228	79.4%
TV advertisement	1,023	10.6%	1,812	17.5%
Bank kiosks	69	0.7%	67	0.6%
Brand management and sales channel building	44	0.5%	254	2.5%
Total	$9,622	100%	$10,361	100%

Total Revenues: For the six months ended June 30, 2015 and 2014, our total revenues were both approximately US$15.5 million. For the three months ended June 30, 2015 and 2014, our total revenues were US$9.62 million and US$10.36 million, respectively.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related value-added technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. Beginning in the second fiscal quarter of 2014, we elaborated an existing stream of internet marketing service by providing enhanced third-party search engine marketing (“SEM”) services to the SMEs as a strategic supplement to the internet advertising services provided to our clients. We also derive revenue from the sale of advertising time purchased from different provincial satellite TV stations. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated clients. For the six and three months ended June 30, 2015 and 2014, our service revenue from related parties in the aggregate was less than 5% of the total revenue for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net loss generated from each of our VIEs and subsidiaries for the six and three months ended June 30, 2015 and 2014, respectively, with inter-company transactions eliminated:

For the six months ended June 30, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE	226	-	226
Business Opportunity Online and subsidiaries	14,637	468	15,105
Beijing CNET Online and subsidiaries	139	-	139
Total revenue	15,002	468	15,470

For the three months ended June 30, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE	122	-	122
Business Opportunity Online and subsidiaries	9,025	405	9,430
Beijing CNET Online and subsidiaries	70	-	70
Total revenue	9,217	405	9,622

For the six months ended June 30, 2015:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	-	226
Business Opportunity Online and subsidiaries	12,286	2,819
Beijing CNET Online and subsidiaries	5	134
Total	12,291	3,179

For the three months ended June 30, 2015:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	-	122
Business Opportunity Online and subsidiaries	7,343	2,087
Beijing CNET Online and subsidiaries	2	68
Total	7,345	2,277

For the six months ended June 30, 2015:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(197)
Business Opportunity Online and subsidiaries	(1,658)
Beijing CNET Online and subsidiaries	(51)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(1,148)
Total net loss before allocation to the noncontrolling interest	(3,055)

For the three months ended June 30, 2015:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(112)
Business Opportunity Online and subsidiaries	(474)
Beijing CNET Online and subsidiaries	(27)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(619)
Total net loss before allocation to the noncontrolling interest	(1,233)

For the six months ended June 30, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE	237	-	237
Business Opportunity Online and subsidiaries	14,986	183	15,169
Beijing CNET Online and subsidiaries	138	-	138
Total revenue	15,361	183	15,544

For the three months ended June 30, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE	153	-	153
Business Opportunity Online and subsidiaries	9,959	182	10,141
Beijing CNET Online and subsidiaries	67	-	67
Total revenue	10,179	182	10,361

For the six months ended June 30, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	1	236
Business Opportunity Online and subsidiaries	12,481	2,688
Beijing CNET Online and subsidiaries	5	133
Total	12,487	3,057

For the three months ended June 30, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)

Rise King WFOE	1	152
Business Opportunity Online and subsidiaries	8,659	1,482
Beijing CNET Online and subsidiaries	5	62
Total	8,665	1,696

For the six months ended June 30, 2014:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(291)
Business Opportunity Online and subsidiaries	(1,599)
Beijing CNET Online and subsidiaries	(50)
Shanghai Jing Yang	(19)
ChinaNet Online Holdings, Inc.	(133)
Total net loss before allocation to the noncontrolling interest	(2,092)

For the three months ended June 30, 2014:

Name of subsidiary or VIE	Net Income/(loss)
($’000)

Rise King WFOE	7
Business Opportunity Online and subsidiaries	(1,226)
Beijing CNET Online and subsidiaries	(40)
Shanghai Jing Yang	(17)
ChinaNet Online Holdings, Inc.	(102)
Total net loss before allocation to the noncontrolling interest	(1,378)

Management considers revenues generated from internet advertising, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●	Internet advertising revenues for the six months ended June 30, 2015 were approximately US$8.22 million compared to approximately US$8.45 million for the same period in 2014, representing a 3% decrease. For the three months ended June 30, 2015, internet advertising revenue was approximately US$5.77 million compared to US$4.96 million for the same period in 2014, representing a 16% increase. For the six months ended June 30, 2015, the decrease in our internet advertising revenues was primarily due to lower internet advertising revenues achieved in the first fiscal quarter of 2015 as compared with that achieved in the same period last year. However, for the three months ended June 30, 2015, the performance of our internet advertising segment was improved. During the second fiscal quarter of 2015, we continued to place persistent effort in integrating and upgrading our internet advertising and marketing services to our SME clients. As a result, along with eliminating smaller clients, we successfully signed approximately 140 new clients during the second fiscal quarter of 2015, and the number of larger customers served by liansuo.com, our premium advertising and marketing web portal continued to increase, and as compare with the same period last year, our client’s average consumption amount for our internet advertising services also increased. We also launched Business Direct 3.0 service in cooperation with Baidu Direct Reach. Business Direct 3.0 is a technically marked-up service based on the Baidu Direct Reach mobile platform for traditional service enterprises, which is centered on mobile search, accounts, maps, personalized recommendations and other ways for customers to direct the online attentions to offline stores and create revenue for customers. We believe the launch of this service will help to increase our market penetration in the SME segment, thereby increasing our recurring revenues in the future.

●	Revenues generated from technical services offered by Rise King WFOE were US$0.23 million and US$0.12 million for the six and three months ended June 30, 2015, compared to US$0.24 million and US$0.15 million for the same periods in 2014, respectively.

●	Search engine marketing services were introduced to our clients in the second fiscal quarter of 2014. Revenue generated from search engine marketing services for the six and three months ended June 30, 2015 was approximately US$5.64 million and US$2.60 million, respectively. For the six and three months ended June 30, 2014, revenue generated from search engine marketing services were both approximately US$3.12 million. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. Management believes this service will be an effective supplement to the internet advertising services provided to our clients, and will help increase the overall satisfaction on our services, thereby increasing recurring revenues and number of clients from online advertising and marketing in the future.

●	Our TV advertising revenue decreased to US$1.08 million and US$1.02 million for the six and three months ended June 30, 2015, respectively, compared to US$2.99 million and US$1.81 million for the same periods in 2014, respectively. The decrease in our TV advertising revenue for the six and three months ended June 30, 2015 was primarily due to the adoption of a restriction notice to TV shopping infomercials broadcasted in provincial satellite television station, issued by the SARFT in October 2013, which further restricts the content, air time and duration of these infomercials, as a result, the demand of TV advertising service from our clients decreased accordingly. However, with management’s continue efforts, we improved the financial performance of this segment during the three months ended June 30, 2015 by increasing the gross margin of the segment to 9%, compared to 7% for the same period last year and a negative gross margin for the first fiscal quarter of 2015. We will continue to monitor our clients’ needs of the TV advertising services, work with our clients to develop non-TV shopping infomercials programs and improve the profitability of this business segment in future periods.

●	For the six months ended June 30, 2015 and 2014, we earned both approximately US$0.14 million of revenue from the bank kiosk business segment. For the three months ended June 30, 2015 and 2014, we earned both approximately US$0.07 million of revenue from the bank kiosk business segment. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is expanding our internet business. It was not a significant contributor to revenue for the six and three months ended June 30, 2015 or 2014. Management currently maintains this business without any expansion plans. Some of the technology used in this business unit will need to be fully integrated into the overall advertising and marketing platform.

●	For the six and three months ended June 30, 2015, we generated approximately US$0.17 million and US$0.04 million service revenue from our brand management and sales channel building segment, respectively, compared to US$0.60 million and US$0.25 million service revenue generated in the same periods of 2014, respectively. The decrease in revenue from this business segment was primarily due to the hesitation of our client’s investment in offline marketing expending due to the overall economic decline and uncertainty in China. Due to the slow recovery of economy and tightening of our clients’ advertising budget, we do not expect prompt recovery in this business segment in 2015. In order to improve the business performance in future periods, management is further enhancing the cross selling efforts of this business segment with our online advertising business segment to launch O2O business solutions in connection with brand management and developing solution.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into six segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2015			2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement	$8,215	$5,662	31%	$8,454	$6,368	25%
-Technical services	226	-	100%	237	1	100%
-Search engine marketing service	5,643	5,479	3%	3,117	3,026	3%
Internet advertisement and related services	$14,084	$11,141	21%	$11,808	$9,395	20%
TV advertisement	1,081	1,041	4%	2,994	2,772	7%
Bank kiosk	138	5	96%	138	5	96%
Brand management and sales channel building	167	104	38%	604	315	48%
Total	$15,470	$12,291	21%	$15,544	$12,487	20%

	Three Months Ended June 30,
	2015			2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement	$5,768	$3,864	33%	$4,958	$3,826	23%
-Technical services	122	-	100%	153	1	99%
-Search engine marketing service	2,596	2,522	3%	3,117	3,026	3%
Internet advertisement and related services	$8,486	$6,386	25%	$8,228	$6,853	17%
TV advertisement	1,023	932	9%	1,812	1,677	7%
Bank kiosk	69	2	97%	67	5	93%
Brand management and sales channel building	44	25	43%	254	130	49%
Total	$9,622	$7,345	24%	$10,361	$8,665	16%

Cost of revenues: Our total cost of revenues decreased to US$12.29 million for the six months ended June 30, 2015 from US$12.49 million for the same period in 2014. For the three months ended June 30, 2015, our total cost of revenues decreased to US$7.35 million from US$8.67 million for the same period in 2014. Our cost of revenues related to advertising and marketing services we provided primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations and direct labor cost associated with providing services.

●	For internet advertisement, cost associated with obtaining internet resources was the largest component of our cost of revenue, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the six months ended June 30, 2015 and 2014, our total cost of sales for internet advertising was US$5.66 million and US$6.37 million, respectively. For the three months ended June 30, 2015 and 2014, our total cost of sales for internet advertising was US$3.86 million and US$3.83 million, respectively. For the six and three months ended June 30, 2015, the gross margin for our internet advertising revenue was 31% and 33%, respectively, compared to 25% and 23% for the same periods of last year, respectively. This improvement was benefited from our efforts and investments in brand marketing to promote our websites and services, and in return created additional traffic to our advertising portals and enabled us to save certain of our internet resources cost.

●	Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the six and three months ended June 30, 2015 and 2014 was approximately 3%.

●	TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from provincial satellite TV stations in China and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$1.04 million and US$2.77 million for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, our TV advertisement time cost was approximately US$0.93 million and US$1.68 million, respectively. The fluctuations of our total TV advertisement time cost were consistent with the fluctuations of our TV advertising revenue for the six and three months ended June 30, 2015, compared to the same periods of 2014, respectively, as discussed above. Gross margin of this business segment was 4% and 9% for the six and three months ended June 30, 2015, respectively, compared to 7% and 7% for the six and three months ended June 30, 2014, respectively.

●	Cost recognized for brand management and sales channel building business segment primarily consisted of director labor cost for providing these services to our clients and other related direct cost.

Gross Profit

As a result of the foregoing, our gross profit was US$3.18 million and US$3.06 million for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, our gross profit was US$2.28 million and US$1.70 million, respectively. Our overall gross margin increased to 21% and 24% for the six and three months ended June 30, 2015, respectively, compared to 20% and 16% for the same periods in 2014, respectively. The improvement of gross margin for the six and three months ended June 30, 2015 was a direct result of the increase in gross margin of our internet advertising segment to 21% and 25% for the six and three months ended June 30, 2015, respectively, compared to 20% and 17% for the same periods of last year, respectively.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2015		2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$15,470	100%	$15,544	100%
Gross Profit	3,179	21%	3,057	20%
Sales and marketing expenses	2,250	15%	2,095	13%
General and administrative expenses	3,307	21%	2,009	13%
Research and development expenses	1,063	7%	892	6%
Total operating expenses	$6,620	43%	$4,996	32%

	Three Months Ended June 30,
	2015		2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$9,622	100%	$10,361	100%
Gross Profit	2,277	24%	1,696	16%
Sales and marketing expenses	1,047	11%	1,506	15%
General and administrative expenses	2,005	21%	1,022	10%
Research and development expenses	573	6%	442	4%
Total operating expenses	$3,625	38%	$2,970	29%

Operating Expenses:   Our operating expenses increased to US$6.62 million for the six months ended June 30, 2015 from US$5.00 million for the same period of 2014. For the three months ended June 30, 2015, our operating expenses increased to US$3.63 million from US$2.97 million for the same period of 2014.

●	Sales and marketing expenses: Sales and marketing expenses increased to US$2.25 million for the six months ended June 30, 2015 from US$2.10 million for the same period of 2014. For the three months ended June 30, 2015, sales and marketing expense decreased to US$1.05 million, compared to US$1.51 million for the same period last year. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the six months ended June 30, 2015, the change in our selling expenses was primarily due to the following reasons: (1) the decrease in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.26 million, due to decrease in number of sales staff as compared with the same period last year; (2) the increase in website server hosting, broadband leasing and website performance analysis expense of approximately US$0.17 million; and (3) the increase in brand marketing expenses of approximately US$0.25 million. For the three months ended June 30, 2015, the decrease in our sales and marketing expenses were primarily due to the decrease in brand marketing expenses of approximately US$0.37 million as compared to the same period last year.

●	General and administrative expenses: General and administrative expenses increased to US$3.31 million for the six months ended June 30, 2015 from US$2.01 million for the same period of 2014. For the three months ended June 30, 2015, our general and administrative expenses increased to US$2.01 million from US$1.02 million for the same period last year. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the six months ended June 30, 2015, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in general administrative expenses, such as: professional service expenses, staff salary and benefit expenses and office expenses of approximately US$0.36 million; and (2) the increase in share-based compensation expense of approximately US$0.94 million, which was related to the restricted common stock awarded to the executive officers. For the three months ended June 30, 2015, the reasons for the increase in our general and administrative expenses were similar to those discussed for the six months ended June 30, 2014.

●	Research and development expenses: Research and development expenses were US$1.06 million and US$0.90 million for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, research and development expenses were US$0.57 million and US$0.44 million, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

Loss from operations: As a result of the foregoing, for the six months ended June 30, 2015 and 2014, our loss from operations was approximately US$3.44 million and US$1.94 million, respectively. For the three months ended June 30, 2015 and 2014, our loss from operations was approximately US$1.35 million and US$1.27 million, respectively.

Interest income: For the six and three months ended June 30, 2015 and 2014, interest income we earned was primarily contributed from the approximately US$3.5 million of term deposit we placed in one of the major financial institutions in the PRC.

Interest expense: For the six and three months ended June 30, 2015 and 2014, interest expenses we paid were primarily related to the approximately US$0.8 million of short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs.

Loss before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, for the six months ended June 30, 2015 and 2014, our loss before income tax expense, equity method investments and noncontrolling interests was approximately US$3.38 million and US$1.91 million respectively. Our loss before income tax expense, equity method investments and noncontrolling interests was approximately US$1.33 million and US$1.26 million for the three months ended June 30, 2015 and 2014, respectively.

Income Tax benefit/(expense): We recognized a net income tax benefit of approximately US$0.32 million and US$0.10 million for the six and three months ended June 30, 2015, respectively. For the six and three months ended June 30, 2015, current income tax expense was both approximately US$0.004 million. For the six months ended June 30, 2015, our deferred income tax benefit was approximately US$0.33 million, of which approximately US$0.08 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years, and approximately US$0.25 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of utilized amount of approximately US$0.004 million. For the three months ended June 30, 2015, our deferred income tax benefit was approximately US$0.10 million, of which approximately US$0.04 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years, and approximately US$0.06 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after net of utilized amount of approximately US$0.004 million.

We recognized a net income tax expense of approximately US$0.12 million and US$0.07 million for the six and three months ended June 30, 2014, respectively. For the six and three months ended June 30, 2014, current income tax expense was approximately US$0.38 million and US$0.20 million, respectively. For the six months ended June 30, 2014, our net income tax expense also included an approximately US$0.26 million deferred income tax benefit, of which approximately US$0.11 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years and approximately US$0.15 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended June 30, 2014, our net income tax benefit also included an approximately US$0.13 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years and approximately US$0.07 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Loss before equity method investments and noncontrolling interests: As a result of the foregoing, our loss before equity method investments and noncontrolling interests was approximately US$3.06 million and US$2.03 million for the six months ended June 30, 2015 and 2014, respectively. Our loss before equity method investments and noncontrolling interests was approximately US$1.23 million US$1.34 million for the three months ended June 30, 2015 and 2014, respectively.

Share of income/(loss) in equity investment affiliates: For the six and three months ended June 30, 2015 and 2014, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the six and three months ended June 30, 2015, we recognized our pro-rata shares of income in Shenzhen Mingshan of approximately US$0.002 million and US$0.001 million, respectively. We did not recognize any of our pro-rata shares of income in Zhao Shang Ke Hubei, because the amounts were immaterial. For the six and three months ended June 30, 2014, we recognized our pro-rata share of losses in these two affiliates of approximately US$0.06 million US$0.04 million, respectively.

Net loss: As a result of the foregoing, our net loss incurred for the six months ended June 30, 2015 and 2014 was approximately US$3.06 million and US$2.09 million, respectively. Our net loss incurred for the three months ended June 30, 2015 and 2014 was approximately US$1.23 million and US$1.38 million, respectively.

Net loss attributable to noncontrolling interests: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the six months ended June 30, 2015 and 2014, net loss allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.06 million and US$0.09 million, respectively. For the three months ended June 30, 2015 and 2014, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.02 million and US$0.05 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by the net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$3.0 million and US$2.0 million for the six months ended June 30, 2015 and 2014, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$1.21 million and US$1.33 million for the three months ended June 30, 2015 and 2014, respectively.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2015, we had cash and cash equivalents of approximately US$4.6 million. We also had approximately US$3.5 million of term deposit placed in one of the major financial institutions in China which expired in July 2015 and was extended to July 2016.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	Amounts in thousands of US dollars

Net cash provided by/(used in) operating activities	850	(944)
Net cash used in investing activities	(2,164)	(471)
Net cash provided by financing activities	918	717
Effect of foreign currency exchange rate changes on cash	4	(21)
Net decrease in cash and cash equivalents	(392)	(719)

Net cash provided by/(used in) operating activities:

For the six months ended June 30, 2015, our net cash provided by operating activities of approximately US$0.85 million were primarily attributable to:

(1)	net loss of US$3.05 million, adjusted by excluding an approximately US$0.33 million net deferred income tax benefit, an US$1.84 million non-cash expenses of depreciation, amortization, and share-based compensation and an US$0.08 million of reversal of bad debts provisions, yielded the non-cash items excluded net loss of approximately US$1.62 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivable decreased by approximately US$1.86 million, primarily due to the partial collection of the TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	prepayment and deposit to suppliers decreased by approximately US$1.24 million, primarily due to decrease in contractual deposit amount paid to internet resources providers in 2015 as compared to that in 2014;

-	advance from customers increased by approximately US$1.49 million and

-	accruals increased by approximately US$0.03 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$1.68 million;

-	accounts payable decreased by approximately US$0.27 million,

-	taxes payable decreased by approximately US$0.11 million and

-	other current assets increased by approximately US$0.08 million.

For the six months ended June 30, 2014, our net cash used in operating activities of approximately US$0.94 million were primarily attributable to:

(1)	net loss of US$2.09 million, adjusted by excluding an approximately US$0.26 million net deferred income tax benefit, a US$0.79 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of losses in equity investment affiliates and a reversal of approximately US$0.03 million allowance for doubtful accounts, yielded the non-cash items excluded net loss of approximately US$1.59 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided decreased by approximately US$2.57 million;

-	other receivable decreased by approximately US$1.29 million, primarily due to the partial collection of the marketing-related loan made for the production of the TV series “Xiao Zhan Feng Yun” and receivables on disposal of subsidiaries;

-	other current liabilities increased by approximately US$0.30 million; and

-	taxes payable increased by approximately US$0.17 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers increased by approximately US$3.46 million for the purchasing of internet resources and TV advertising slots;

-	accruals decreased by approximately US$0.16 million, and

-	other current assets increased by approximately US$0.07 million.

Net cash used in investing activities:

For the six months ended June 30, 2015, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.02 million for the purchase of general office equipment; (2) we paid approximately US$1.96 million to settle the remaining balance related to the purchasing of software technology, which transaction consummated in December 2014; and (3) we made investments of approximately US$0.19 million in the aggregate to our cost/equity method investees during the period. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.16 million for the six months ended June 30, 2015.

For the six months ended June 30, 2014, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.02 million for purchase of general office equipment; (2) we prepaid approximately US$0.85 million for the development of software systems related to internet environment monitoring and system optimization to enhance the overall safety and efficiency of our network system; and (3) we collected approximately US$0.39 million of short-term loan that we lent to an unrelated entity in previous year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.47 million for the six months ended June 30, 2014.

Net cash provided by financing activities:

For the six months ended June 30, 2015, our cash provided by investing activities included the following transactions: (1) we received approximately US$1.0 million guarantee payment and prepayment from two of our new investors in relation to the security purchase agreements we entered into with them in May 2015; and (2) we repaid approximately US$0.08 million to the noncontrolling interest of one of our VIEs in relation to the working capital loan we borrow from the noncontrolling interest in previous year. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$0.92 million for the six months ended June 30, 2015.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2015 and December 31, 2014, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was both approximately US$7.3 million.

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

As of June 30, 2015 and December 31, 2014, there were approximately US$29.0 million and US$30.8 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million statutory reserve funds as of June 30, 2015 and December 31, 2014, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.3 million restricted net assets as of June 30, 2015 and December 31, 2014, as discussed above.

C. OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Business Opportunity Online has been named as a defendant in a civil lawsuit filed in the PRC. The action was filed by Haifeng Wang in the Haidian District People’s Court, Beijing, PRC, on April 29, 2014. The complaint alleges that the plaintiff did not attend any shareholders meeting with respect to the transfer of the plaintiff’s investment in Business Opportunity Online to another party, and did not execute any written shareholders resolutions approving such transfer. The complaint seeks a court order to declare the shareholders resolutions null and void. Business Opportunity Online denies all of the allegations against it and intends to defend vigorously against the lawsuit. On June 5, 2015, Haifeng Wang filed an application to withdraw the lawsuit in the Haidian District People’s Court of Beijing. The Haidian District People’s Court of Beijing rendered a ruling to permit the withdrawal of this lawsuit on the same date.

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 14, 2015	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

