Form 10-Q
period 2015-09-30
ChinaNet Online Holdings, Inc.
filed 2015-11-16
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

+86-10-6900-5520

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

As of November 16, 2015, the registrant had 29,580,130 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2015	December 31, 2014
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,941	$5,037
Term deposit	3,333	3,465
Accounts receivable, net	4,084	2,407
Other receivables, net	6,819	8,392
Prepayment and deposit to suppliers	5,747	8,092
Due from related parties	80	51
Other current assets	89	61
Deferred tax assets-current	306	176
Total current assets	22,399	27,681

Long-term investments	1,052	909
Property and equipment, net	957	943
Intangible assets, net	7,855	9,238
Deposit and prepayment for purchasing of software technology	1,046	850
Goodwill	6,514	6,772
Deferred tax assets-non current	1,452	1,037
Total Assets	$41,275	$47,430

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$-	$817
Accounts payable *	701	782
Advances from customers *	2,200	832
Accrued payroll and other accruals *	650	585
Due to noncontrolling interest of VIE *	227	638
Payable for purchasing of software technology *	-	2,826
Guarantee payment and prepayment from new investors	963	-
Taxes payable *	3,181	3,332
Other payables *	563	602
Total current liabilities	8,485	10,414

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2015	December 31, 2014
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	816	964
Long-term borrowing from director	138	143
Total Liabilities	9,439	11,521

Commitments and contingencies	407	-

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 29,580,130 shares and 29,030,130 shares at September 30, 2015 and December 31, 2014, respectively)	30	29
Additional paid-in capital	26,339	24,703
Statutory reserves	2,607	2,607
Retained earnings	144	5,222
Accumulated other comprehensive income	2,492	3,625
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	31,612	36,186

Noncontrolling interests	(183)	(277)
Total equity	31,429	35,909

Total Liabilities and Equity	$41,275	$47,430

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(US $) (Unaudited)	(US $) (Unaudited)	(US $) (Unaudited)	(US $) (Unaudited)
Sales
From unrelated parties	$23,325	$27,371	$8,323	$12,010
From related parties	687	240	219	57
Total sales	24,012	27,611	8,542	12,067
Cost of sales	19,357	22,483	7,066	9,996
Gross profit	4,655	5,128	1,476	2,071
Operating expenses
Sales and marketing expenses	3,459	4,092	1,209	1,997
General and administrative expenses	5,637	3,023	2,330	1,014
Research and development expenses	1,658	1,417	595	525
Gain on disposal of VIE	-	(266)	-	(266)
Total operating expenses	10,754	8,266	4,134	3,270

Loss from operations	(6,099)	(3,138)	(2,658)	(1,199)

Other income (expenses)
Interest income	91	91	28	31
Interest expense	(46)	(38)	(12)	(6)
Other income/(expenses)	26	(12)	(5)	(9)
Total other income	71	41	11	16

Loss before income tax expense, equity method investments and noncontrolling interests	(6,028)	(3,097)	(2,647)	(1,183)
Income tax benefit	720	39	396	159
Loss before equity method investments and noncontrolling interests	(5,308)	(3,058)	(2,251)	(1,024)
Share of (losses)/income in equity investment affiliates	(2)	49	(4)	107
Net loss	(5,310)	(3,009)	(2,255)	(917)
Net loss attributable to noncontrolling interests	232	103	174	10
Net loss attributable to ChinaNet Online Holdings, Inc.	$(5,078)	$(2,906)	$(2,081)	$(907)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(CONTINUED)

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(US $) (Unaudited)	(US $) (Unaudited)	(US $) (Unaudited)	(US $) (Unaudited)

Net loss	(5,310)	(3,009)	(2,255)	(917)
Foreign currency translation (loss)/gain	(1,127)	(271)	(1,150)	10
Comprehensive Loss	$(6,437)	$(3,280)	$(3,405)	$(907)
Comprehensive loss attributable to noncontrolling interests	226	102	168	10
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(6,211)	$(3,178)	$(3,237)	$(897)

Loss per share
Loss per common share
Basic and diluted	$(0.19)	$(0.13)	$(0.08)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	26,687,639	22,385,478	26,913,463	22,403,062

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(US $) (Unaudited)	(US $) (Unaudited)
Cash flows from operating activities
Net loss	$(5,310)	$(3,009)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	1,321	1,079
Share-based compensation expenses	1,637	25
Provision for/(reverse of) allowances for doubtful accounts	106	(120)
Disposal of other long-term assets	63	-
Share of losses/(income) in equity investment affiliates	2	(49)
Gain on disposal of VIE	-	(266)
Deferred taxes	(723)	(419)
Changes in operating assets and liabilities
Accounts receivable	(1,766)	4,095
Other receivables	1,908	1,842
Prepayment and deposit to suppliers	2,099	(5,246)
Due from related parties	(33)	395
Other current assets	(32)	(57)
Accounts payable	(53)	45
Advances from customers	1,439	458
Accrued payroll and other accruals	81	(192)
Other payables	140	347
Taxes payable	(25)	114
Commitment and contingencies	419	-
Net cash provided by/(used in) operating activities	1,273	(958)

Cash flows from investing activities
Purchases of vehicles and office equipment	(310)	(242)
Payment for purchasing of software technologies	(3,878)	(845)
Repayment of short-term loan from unrelated entities	-	670
Cash effect on deconsolidation of VIE	-	(358)
Long-term investment in cost/equity method investees	(185)	-
Net cash used in investing activities	(4,373)	(775)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(US $) (Unaudited)	(US $) (Unaudited)
Cash flows from financing activities
Repayment of short-term bank loan	(810)	(813)
Proceeds from short-term bank loan	-	813
Short-term loan from noncontrolling interest of VIE	-	716
Repayment of short-term loan to noncontrolling interest of VIE	(81)	(16)
Repayment to former VIE	-	(488)
Guarantee payment and prepayment from new investors	993	-
Net cash provided by financing activities	102	212

Effect of exchange rate fluctuation on cash and cash equivalents	(98)	(23)

Net decrease in cash and cash equivalents	(3,096)	(1,544)

Cash and cash equivalents at beginning of the period	5,037	3,442
Cash and cash equivalents at end of the period	$1,941	$1,898

Supplemental disclosure of cash flow information

Income taxes paid	$133	$204
Interest expense paid	$46	$38

Non-cash transaction

Due to noncontrolling interest of VIE converted to paid-in capital of the VIE	$317	$-

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,269	$4,239
Term deposit	3,333	3,465
Accounts receivable, net	3,892	2,407
Other receivables, net	6,804	8,349
Prepayment and deposit to suppliers	5,745	8,091
Due from related parties	32	-
Other current assets	35	58
Deferred tax assets-current	239	107
Total current assets	21,349	26,716

Long-term investments	990	865
Property and equipment, net	768	869
Intangible assets, net	7,855	9,238
Deposit and prepayment for purchasing of software technology	1,046	850
Goodwill	6,514	6,772
Deferred tax assets-non current	1,218	795
Total Assets	39,740	$46,105

Liabilities
Current liabilities:
Short-term bank loan	$-	$817
Accounts payable	701	782
Advances from customers	2,079	832
Accrued payroll and other accruals	394	357
Due to Control Group	227	11
Due to noncontrolling interest of VIE	11	638
Payable for purchasing of software technology	-	2,826
Taxes payable	2,719	2,846
Other payables	523	580
Total current liabilities	6,654	9,689

Deferred tax Liabilities-non current	816	964
Total Liabilities	$7,470	$10,653

Commitments and contingencies	407	-

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2015, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$23,711,000, cost of sales of approximately US$19,357,000, operating expenses of approximately US$8,134,000 and net loss before allocation to noncontrolling interests of approximately US$2,993,000.

For the three months ended September 30, 2015, the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss includes sales of approximately US$8,467,000, cost of sales of approximately US$7,066,000, operating expenses of approximately US$3,085,000 and net loss before allocation to noncontrolling interests of approximately US$1,283,000.

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

The condensed consolidated interim financial information as of September 30, 2015 and for the nine and three months ended September 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC (the “2014 Form 10-K”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2015, its consolidated results of operations for the nine and three months ended September 30, 2015 and 2014, and its consolidated cash flows for the nine months ended September 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2015	December 31, 2014

Balance sheet items, except for equity accounts	6.3613	6.1190

	Nine Months Ended September 30,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.1738	6.1502

	Three Months Ended September 30,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.2576	6.1623

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of sales, they are expensed when incurred and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the nine months ended September 30, 2015 and 2014, advertising expenses for the Company’s own brand building were approximately US$1,740,000 and US$2,412,000, respectively. For the three months ended September 30, 2015 and 2014, advertising expenses for the Company’s own brand building were approximately US$520,000 and US$1,439,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2015 and 2014 were approximately US$1,658,000 and US$1,417,000, respectively. Expenses for research and development for the three months ended September 30, 2015 and 2014 were approximately US$595,000 and US$525,000, respectively.

g)	Recent accounting standards

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in this ASU defer the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in this ASU to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in this ASU earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in this ASU earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, i.e., to simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance. The Board decided that the only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Term deposit

Term deposit as of September 30, 2015 and December 31, 2014 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit matured on July 7, 2015 and was extended to July 7, 2016 with an interest rate of 2.925% per annual.

5.	Accounts receivable, net

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,936	5,429
Allowance for doubtful accounts	(2,852)	(3,022)
Accounts receivable, net	4,084	2,407

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2015 and December 31, 2014, the Company provided approximately US$2,852,000 and US$3,022,000 allowance for doubtful accounts, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the nine months ended September 30, 2015, the Company reversed approximately US$56,000 allowance for doubtful accounts. For the three months ended September 30, 2015, the Company provided approximately US$21,000 allowance for doubtful accounts. For the nine and three months ended September 30, 2014, the Company reversed approximately US$120,000 and US$90,000 of allowance for doubtful accounts, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Other receivables, net

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loan made for marketing campaign	-	65
Term deposit interest receivable	23	56
Staff advances for normal business purpose	73	73
TV advertisement deposit and prepayment receivable	5,967	8,034
Refundable software contract amount	756	-
Overdue deposits	980	1,020
Allowance for doubtful accounts	(980)	(856)
Other receivables, net	6,819	8,392

TV advertisement deposit and prepayment receivable represented deposit and prepayment made to an agent of one of the provincial satellite TV stations partnered with the Company. The Company had decided to terminate its cooperation with this TV station and its agent upon expiration of the 2014 contract on December 31, 2014. As of the date hereof, the Company has collected in the aggregate of RMB13.2 million (approximately US$2.1 million) of this amount. The Company expects that the remaining balance will be collected within the next 12 months.

Refundable software contract amount represented the refundable amount prepaid by the Company to its software development service provider in previous periods, which contract has been terminated in early November 2015.

For advertising resources purchase contracts signed by the Company and its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of September 30, 2015 and December 31, 2014, the Company provided approximately US$980,000 and US$856,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the nine and three months ended September 30, 2015, approximately US$162,000 allowance for doubtful accounts was provided. For the nine and three months ended September 30, 2014, no allowance for doubtful accounts was provided or reversed.

7.	Prepayments and deposit to suppliers

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to TV advertisement and internet resources providers	1,365	3,575
Prepayments to TV advertisement and internet resources providers	4,326	4,451
Other deposits and prepayments	56	66
	5,747	8,092

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

As of September 30, 2015, deposit to suppliers primarily consisted of the contractual deposits of approximately US$0.64 million to two of the Company’s largest internet resources suppliers and the contractual deposits of approximately US$0.73 million for the purchasing of TV advertising time slots.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of sales when the related services are provided.

As of September 30, 2015, prepayment to suppliers primarily consisted of approximately US$2.92 million prepayments to the Company’s internet resources suppliers and approximately US$1.41 million prepayment for the purchasing of TV advertising time slots. This US$1.41 million advanced payment was carried forward from previous years and was paid to a TV station which had been partnered with the Company for over five years. In response to the restrictions on TV shopping infomercial implemented by the related government authorities, which resulted in the decrease in the Company’s TV advertisement revenue, the Company discussed with the TV station possible alternatives of applying the balance of the advanced payment, as the amount was unlikely to be refunded to the Company, due to internal administrative policies of the TV station. The TV station and the Company agreed that the unconsumed advanced payment balance can be consumed by any third parties designated by the Company and approved by the TV station, who will broadcast advertisements or other similar TV programs using the balance of available time slots, and the Company will directly collect the amounts from the third parties for the time slots they utilized. In November 2015, the Company collected an additional US$0.78 million of this amount. The Company expects that the remaining advanced payment balance will be fully utilized within 2015.

8.	Due from related parties

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	52	51
Chuangshi Meiwei Food and Beverage Investment Management (Beijing) Co., Ltd.	28	-
	80	51

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

9.	Long-term investments

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)
Equity method investments:
Investment in equity method investees	793	806
Advance to equity method investees	82	85
Total equity method investments	875	891
Cost method investments:
Investment in cost method investees	177	18
Total long-term investments	1,052	909

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2015, the Company beneficially owned 40%, 23.18% and 25.5% equity interest in ChinaNet Korea, Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these entities under equity method of accounting. The following table summarizes the movement of the investment in and advance to equity investment affiliates for the nine months ended September 30, 2015:

	ChinaNet Korea	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2014 (audited)	-	461	430	891
Share of losses in equity investment affiliates	-	(2)	-	(2)
Investment in equity investment affiliates	20	-	-	20
Exchange translation adjustment	-	(18)	(16)	(34)
Balance as of September 30, 2015 (unaudited)	20	441	414	875

ChinaNet Korea is a new entity incorporated in March 2015 by ChinaNet Investment BVI and three other unaffiliated individuals in the Republic of Korea. The Company made an investment of US$20,000 and obtained 40% of the equity interest in ChinaNet Korea. As of the date hereof, ChinaNet Korea has not started its operations.

For the nine and three months ended September 30, 2015, the Company recognized its pro-rata shares of loss in Shenzhen Mingshan of approximately US$2,000 and US$4,000, respectively. For the nine and three months ended September 30, 2014, the Company recognized its pro-rata shares of loss in Shenzhen Mingshan of approximately US$2,000 and US$nil, respectively. For the nine and three months ended September 30, 2015, the Company did not recognized any of its pro-rata shares of loss in Zhao Shang Ke Hubei, as the amounts were immaterial. For the nine and three months ended September 30, 2014, the Company recognized its pro-rata shares of income in Zhao Shang Ke Hubei of approximately US$51,000 and US$107,000, respectively.

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

As of September 30, 2015, the Company beneficially owns 19%, 10% and 10% equity interest in Guohua Shijie, Chuangshi Meiwei and Beijing Saturday. The Company accounts for these investments under cost method. For the nine and three months ended September 30, 2015, the Company did not receive any distribution of earnings from these entities.

10.	Property and equipment, net

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	420	180
Vehicles	856	890
Office equipment	1,417	1,415
Electronic devices	1,195	1,244
Property and equipment, cost	3,888	3,729
Less: accumulated depreciation	(2,931)	(2,786)
Property and equipment, net	957	943

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses in the aggregate for the nine months ended September 30, 2015 and 2014 were approximately US$258,000 and $291,000, respectively.

Depreciation expenses in the aggregate for the three months ended September 30, 2015 and 2014 were approximately US$84,000 and $102,000, respectively.

11.	Intangible assets, net

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,518	1,579
Intangible assets subject to amortization:
Contract backlog	195	202
Customer relationship	3,410	3,545
Non-compete agreements	1,349	1,402
Software technologies	322	335
SMEs operation management applications	5,076	5,277
Cloud-computing based software platforms	1,459	1,517
Other computer software	75	78
Intangible assets, cost	13,404	13,935
Less: accumulated amortization	(4,594)	(3,704)
Less: accumulated impairment losses	(955)	(993)
Intangible assets, net	7,855	9,238

Amortization expenses in aggregate for the nine months ended September 30, 2015 and 2014 were approximately US$1,063,000 and US$788,000, respectively.

Amortization expenses in aggregate for the three months September 30, 2015 and 2014 were approximately US$349,000 and US$262,000, respectively.

Based on the carrying value of the finite-lived intangible assets recorded as of September 30, 2015, and assuming no subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$344,000 for the three months ended December 31, 2015, approximately US$1,369,000 for the year ended December 31, 2016, approximately US$886,000 for the year ended December 31, 2017, approximately US$836,000 for the year ended December 31, 2018 and approximately US$780,000 for the year ended December 31, 2019.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Deposit and prepayment for purchasing of software technology

The Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.5 million). The Company has paid in the aggregate of RMB6.65 million (approximately US$1.05 million) in accordance with the payment schedule set forth in the contract. As of the date hereof, the Company is trial testing these software applications. The transaction as contemplated under the contract is expected to be consummated in mid 2016.

The amount of US$0.85 million as of December 31, 2014 was related to a software development contract which has been terminated in early November 2015. In accordance with the agreement between the Company and the counter party, the Company agreed to compensate the counter party RMB0.39 million (approximately US$0.06 million), and the remaining balance of the prepayment, which has been transferred to other receivable account, will be refunded to the Company.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2014 (audited)	6,772
Exchange translation adjustment	(258)
Balance as of September 30, 2015 (unaudited)	6,514
14.	Short-term bank loan

Short-term bank loan as of December 31, 2014 represented a short-term bank loan of approximately RMB5.0 million (approximately US$0.8 million) borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs, which matured on September 29, 2015. The Company repaid this loan in full at maturity with no future extension.

15.	Accrued payroll and other accruals

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	430	388
Accrued operating expenses	220	197
	650	585
16.	Due to noncontrolling interest of VIE

As of September 30, 2015 and December 31, 2014, due to noncontrolling interest of VIE represented the outstanding balance of the short-term loan borrowed by one of the Company’s VIEs, Chuang Fu Tian Xia, from its noncontrolling interest to supplement the short-term working capital needs of Chuang Fu Tian Xia. The short-term loan is unsecured, interest free and is payable on demand.

In July 2015, as approved by the shareholders of Chuang Fu Tian Xia, the majority interest shareholder and noncontrolling interest shareholder, on a pro-rata basis, converted RMB2.04 million (approximately US$0.32 million) and RMB1.96 million (approximately US$0.31 million) of its amount due from Chuang Fu Tian Xia into the registered and paid-in capital of Chuang Fu Tian Xia, respectively. Accordingly, the registered and paid-in capital of Chuang Fu Tian Xia increased from RMB1 million (approximately US$0.16 million) to RMB5 million (approximately US$0.79 million).

The Company expects to repay the remaining balance of the amount due to noncontrolling interest of Chuang Fu Tian Xia of approximately US$0.23 million within fiscal 2015.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	Payable for purchasing of software technology

Payable for purchasing of software technology as of December 31, 2014 represented the outstanding payment balance for purchasing of the SMEs operation management applications, which transaction consummated in December 2014. As of September 30, 2015, the Company has fully settled the balance with the counter party.

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

As of September 30, 2015, the Company has received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$841,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$122,000 from Dongsys Innovation, respectively.

In accordance with the Securities Purchase Agreements, Jinrun Fangzhou and Dongsys Innovation shall pay the remaining 75% of its respective purchase price at the closing which shall take place on the date mutually agreed to by the parties.

19.	Taxation
1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the nine and three months ended September 30, 2015, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the nine and three months ended September 30, 2015 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiary and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●	In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. After fiscal year 2014, the applicable income tax rate for Business Opportunity Online will be 25% under the current EIT law of PRC unless the entity regains the qualification as a High and New Technology Enterprise in fiscal 2015. The Company has passed the qualification evaluation process in August 2015, and is currently going through its public notification period. The Company estimates that it will receive the formal certificate as a renewed High and New Technology Enterprise by the end of 2015, which will enable the entity to continue to enjoy the favorable statutory tax rate of 15% in 2015 and thereafter. Therefore, for the nine and three months ended September 30, 2015 and 2014, the Company used 15% as the applicable income tax rate for Business Opportunity Online.
●	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province, and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was both 12.5% for the nine and three months ended September 30, 2015 and 2014. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.
●	The applicable income tax rate for other PRC operating entities of the Company was 25% for the nine and three months ended September 30, 2015 and 2014.
●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the nine and three months ended September 30, 2015 and 2014, all of the preferential income tax treatments enjoyed by the Company’s PRC VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2) Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiary and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the nine and three months ended September 30, 2015 and 2014, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiary and VIE operate in.

As of September 30, 2015 and December 31, 2014, taxes payable consists of:

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,105	1,173
Enterprise income tax payable	2,076	2,159
	3,181	3,332

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2015 and 2014, the Company’s income tax benefit/(expense) consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	(2)	(380)	2	(3)
Deferred-PRC	722	419	394	162
Income tax benefit	720	39	396	159

The Company’s deferred tax liabilities at September 30, 2015 and changes for the nine months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2014 (audited)	964
Reversal during the period	(111)
Exchange translation adjustment	(37)
Balance as of September 30, 2015 (unaudited)	816

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of VIEs consummated in previous years. Reversal for the nine months ended September 30, 2015 of approximately US$111,000 was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	7,975	6,655
Bad debts provision	930	943
Valuation allowance	(7,147)	(6,385)
Total deferred tax assets	1,758	1,213

	September 30, 2015	December 31, 2014
	US$(’000)	US$(’000)
	(Unaudited)

Deferred tax assets reclassified as current asset	306	176
Deferred tax assets reclassified as non-current asset	1,452	1,037
Total deferred tax assets	1,758	1,213

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$14,097,000 and US$12,161,000 at September 30, 2015 and December 31, 2014, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2035. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$15,786,000 and US$12,401,000 at September 30, 2015 and December 31, 2014, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2020. The related deferred tax assets was calculated based on the respective net operating losses incurred by each of the PRC subsidiary and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$148,000 and US$697,000 valuation allowance for the nine months ended September 30, 2015 and 2014, respectively, and recorded approximately US$52,000 and US$125,000 valuation allowance for the three months ended September 30, 2015 and 2014, respectively because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2015 and December 31, 2014, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$7.7 million and US$7.3 million, respectively.

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

As of September 30, 2015 and December 31, 2014, there was approximately US$26.6 million and US$30.8 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million statutory reserve funds as of September 30, 2015 and December 31, 2014, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.7 million and US$7.3 million restricted net assets as of September 30, 2015 and December 31, 2014, respectively, as discussed above.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Related party transactions

Revenue from related parties:

	Nine Months Ended September 30,
	2015	2014
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Chuangshi Meiwei Food and Beverage Investment Management (Beijing) Co., Ltd.	351	-
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	85	239
-Beijing Fengshangyinli Technology Co., Ltd.	-	1
-Beijing Saturday Education Technology Co., Ltd.	251	-
	687	240

	Three Months Ended September 30,
	2015	2014
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

-Chuangshi Meiwei Food and Beverage Investment Management (Beijing) Co., Ltd.	2	-
-Beijing Saimeiwei Food Equipment Technology Co., Ltd.	27	57
-Beijing Saturday Education Technology Co., Ltd.	190	-
	219	57
23.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$467,000 and US$424,000 for the nine months ended September 30, 2015 and 2014, respectively. The total amounts for such employee benefits were approximately US$188,000 and US$159,000 for the three months ended September 30, 2015 and 2014, respectively.

24.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of September 30, 2015 and December 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, which management believes are of high credit quality.

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

Concentration of customers

For the nine months ended September 30, 2015, two customers individually accounted for 15% and 13% of the Company’s sales, respectively. For the three months ended September 30, 2015, one of the two customers individually accounted for 11% of the Company’s sales. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the nine or three months ended September 30, 2015.

For the nine months ended September 30, 2014, two customers individually accounted for 29% and 17% of the Company’s sales, respectively. For the three months ended September 30, 2014, the same two customers individually accounted for 42% and 15% of the Company’s sales, respectively. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s sales for the nine or three months ended September 30, 2014.

As of September 30, 2015, two customers individually accounted for 20% and 17% of the Company’s accounts receivable, respectively. As of December 31, 2014, two customers individually accounted for 19% and 18% of the Company’s accounts receivable, respectively. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2015 or December 31, 2014.

Concentration of suppliers

For the nine months ended September 30, 2015, two suppliers individually accounted for 43% and 39% of the Company’s cost of sales, respectively. For the three months ended September 30, 2015, the same two suppliers individually accounted for 31% and 50% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the nine or three months ended September 30, 2015.

For the nine months ended September 30, 2014, two suppliers individually accounted for 69% and 20% of the Company’s cost of sales, respectively. For the three months ended September 30, 2014, the same two suppliers individually accounted for 75% and 17% of the Company’s cost of sales, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the nine or three months ended September 30, 2014.

25.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of September 30, 2015:

Office Rental
US$(’000)
(Unaudited)
Three months ending December 31,
-2015	100
Year ending December 31,
-2016	130
Total	230

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2015 and 2014, rental expenses under operating leases were approximately US$337,000 and US$393,000, respectively. For the three months ended September 30, 2015 and 2014, rental expenses under operating leases were approximately US$115,000 and US$132,000, respectively.

The Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.5 million). The Company has paid in the aggregate of RMB6.65 million (approximately US$1.05 million) in accordance with the payment schedule set forth in the contract. As of the date hereof, the Company is trial testing these software applications. The transaction as contemplated under the contract is expected to be consummated in mid 2016 and the remaining unpaid contract amount is expected to be paid before mid 2016.

In accordance with the contract entered into between the Company and its largest internet resources supplier, the Company agreed to purchase in the aggregate of RMB100 million (“the minimum consumption amount”) (approximately US$15.7 million) from this supplier for a one-year period commencing on June 13, 2015. In accordance with this contract, if the Company fails to meet the minimum consumption amount, the supplier is allowed to require the Company to retroactively compensate the supplier in cash the difference between the granted discount rate set forth based on the minimum consumption amount and any revised discount rate set forth based on further negotiation between the two parties, if the Company is able to achieve 50% of the minimum consumption amount. If the Company fails to achieve 50% of the minimum consumption amount, the Company is not eligible to enjoy any discount.

The Company evaluated the consumption amount that most probably will be achieved during the contract period, based on the most recently available information, its own historical experience and various other assumptions that the Company believed to be reasonable under the circumstances and concluded that more likely than not the Company will be able to achieve 50% of the minimum consumption amount but may not be able to achieve the minimum consumption amount. As a result, the Company calculated a most probable amount of cash compensation attributable to the nine and three months ended September 30, 2015 that may be charged by the supplier of approximately RMB 2.59 million (approximately US$0.41 million), based on a decreased discount rate that the Company believes reasonable under the circumstances.

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

Nine Months Ended September 30, 2015 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	22,540	1,100	160	212	-	-	24,012
Cost of sales	18,171	1,058	6	122	-	-	19,357
Total operating expenses	7,570	231	90	314	2,549 *	-	10,754
Depreciation and amortization expense included in total operating expenses	1,152	2	90	48	29	-	1,321
Operating income (loss)	(3,201)	(189)	64	(224)	(2,549)	-	(6,099)

Share of loss in equity investment affiliates	-	-	-	-	(2)	-	(2)
Expenditure for long-term assets	4,036	-	-	-	152	-	4,188
Net income (loss)	(2,458)	(162)	64	(204)	(2,550)	-	(5,310)
Total assets – September 30, 2015	38,053	10,381	197	2,612	6,529	(16,497)	41,275
Total assets – December 31, 2014	43,851	13,228	296	2,989	6,558	(19,492)	47,430

*Including approximately US$1,637,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2015 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	8,456	19	22	45	-	-	8,542
Cost of sales	7,030	17	1	18	-	-	7,066
Total operating expenses	2,938	11	29	126	1,030 *	-	4,134
Depreciation and amortization expense included in total operating expenses	375	-	29	16	13	-	433
Operating loss	(1,512)	(9)	(8)	(99)	(1,030)	-	(2,658)

Share of loss in equity investment affiliates	-	-	-	-	(4)	-	(4)
Expenditure for long-term assets	2,072	-	-	-	138	-	2,210
Net income (loss)	(1,127)	9	(8)	(95)	(1,034)	-	(2,255)

*Including approximately US$681,000 share-based compensation expenses.

Nine Months Ended September 30, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	21,777	4,806	207	821	-	-	27,611
Cost of sales	17,562	4,467	8	446	-	-	22,483
Total operating expenses	6,478	345	93	442	908 *	-	8,266
Gain on disposal of VIE included in total operating expenses	(266)	-	-	-	-	-	(266)
Depreciation and amortization expense included in total operating expenses	743	31	93	151	61	-	1,079
Operating income (loss)	(2,263)	(6)	106	(67)	(908)	-	(3,138)

Share of losses in equity investment affiliates	-	-	-	51	(2)	-	49
Expenditure for long-term assets	1,072	-	-	3	12	-	1,087
Net income (loss)	(2,133)	(57)	106	(15)	(910)	-	(3,009)

*Including approximately US$25,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2014 (Unaudited)

	Internet Ad.	TV Ad.	Bank kiosk	Brand management and sales channel building	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenue	9,969	1,812	69	217	-	-	12,067
Cost of sales	8,167	1,695	3	131	-	-	9,996
Total operating expenses	2,628	123	30	159	330 *	-	3,270
Gain on disposal of VIE included in total operating expenses	(266)	-	-	-	-	-	(266)
Depreciation and amortization expense included in total operating expenses	254	9	30	51	20	-	364
Operating income (loss)	(826)	(6)	36	(73)	(330)	-	(1,199)

Share of losses in equity investment affiliates	-	-	-	107	-	-	107
Expenditure for long-term assets	222	-	-	2	-	-	224
Net income (loss)	(640)	(25)	36	42	(330)	-	(917)

*Including approximately US$8,000 share-based compensation expenses.

27.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted earnings per share)	$(5,078)	$(2,906)	$(2,081)	$(907)

Weighted average number of common shares outstanding - Basic	26,687,639	22,385,478	26,913,463	22,403,062
Effect of diluted securities:
Unvested restricted common stocks	-	-	-	-
Common stock purchase options	-	-	-	-
Weighted average number of common shares outstanding -Diluted	26,687,639	22,385,478	26,913,463	22,403,062

Loss per share-Basic and diluted	$(0.19)	$(0.13)	$(0.08)	$(0.04)

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2015, the diluted earnings per share calculation did not include the 2,666,667 shares of unvested restricted common stock and exercisable common stock purchase options to purchase up to 1,292,640 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred losses during the periods.

For the nine and three months ended September 30, 2014, the diluted earnings per share calculation both did not include the warrants and options to purchase up to 2,363,456 and 939,440 shares of common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss during the periods.

28.	Share-based compensation expenses

The Company granted 50,000 shares and 40,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2015 and 2014, respectively. These shares were valued at US$1.20 per share and US$0.84 per share, the closing bid price of the Company’s common stock on the date of grant, respectively. Total compensation expense recognized for the services was US$45,000 and US$25,200 for the nine months ended September 30, 2015 and 2014, respectively. Total compensation expense recognized for the services was US$15,000 and US$8,400 for the three months ended September 30, 2015 and 2014, respectively.

The Company granted 300,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014, of which 150,000 restricted shares was vested on August 1, 2014, and 150,000 restricted shares were vested on February 1, 2015. These shares were valued at US$0.67 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the nine and three months ended September 30, 2015 was US$117,250 and US$16,750, respectively.

The Company granted 350,000 shares of the Company restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$1.57 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the nine and three months ended September 30, 2015 was both approximately US$114,500 and US$68,700.

On December 30, 2014, the Company granted 4,200,000 shares of the Company’s restricted common stock to its executive officers, of which 1,533,333 restricted shares was vested upon issuance, 1,333,333 restricted shares will be vested on December 30, 2015 and the remaining 1,333,334 restricted shares will be vested on December 30, 2016. The restricted stock was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation cost recognized for the nine and three months ended September 30, 2015 was US$1,170,000 and US$390,000, respectively.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees and directors in the aggregate of 665,592 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at $0.84 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares, total compensation cost recognized for the nine and three months ended September 30, 2015 was approximately US$8,200.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees and directors, in the aggregate, to purchase up to 1,193,100 shares of the Company’s restricted common stock at an exercise price of US$0.84 per share, of which 397,700 options was vested upon the date of grant, 397,700 options will be vested on September 14, 2016 and the remaining 397,700 options will be vested on September 14, 2017. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of the unvested part of options, total compensation expenses recognized for these options for the nine and three months ended September 30, 2015 was approximately US$182,500.

The Company estimated the fair value of these options using the Binomial option-pricing model based on the following assumptions:

Applicable stock price		$0.84
Exercise multiple	2	-	2.5
Tenor (years)		5.00
Risk-free interest rate		1.563%
Dividend yield		-
Expected volatility		98.63%
Exercise price of the option		$0.84
Value per option	$0.41	-	$0.56

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company granted common stock purchase options to its management, employees and directors under its 2011 and 2015’s Omnibus Securities and Incentive Plan. Options issued and outstanding at September 30, 2015 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2014 (audited)	894,940	6.48	$1.21	894,940	6.48	$1.21
Granted/Vested	1,193,100	5.00	$0.84	397,700	5.00	$0.84
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2015 (unaudited)	2,088,040	5.29	$1.00	1,292,640	5.49	$1.09

The aggregate unrecognized share-based compensation expenses as of September 30, 2015 and 2014 was approximately US$3,306,000 and US$9,000, respectively.

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

A. RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales
From unrelated parties	$23,325	$27,371	$8,323	$12,010
From related parties	687	240	219	57
	24,012	27,611	8,542	12,067
Cost of sales	19,357	22,483	7,066	9,996
Gross profit	4,655	5,128	1,476	2,071

Operating expenses
Sales and marketing expenses	3,459	4,092	1,209	1,997
General and administrative expenses	5,637	3,023	2,330	1,014
Research and development expenses	1,658	1,417	595	525
Gain on disposal of VIE	-	(266)	-	(266)
	10,754	8,266	4,134	3,270

Loss from operations	(6,099)	(3,138)	(2,658)	(1,199)

Other income (expenses)
Interest income	91	91	28	31
Interest expense	(46)	(38)	(12)	(6)
Other income/(expenses)	26	(12)	(5)	(9)
	71	41	11	16
Loss before income tax expense, equity method investments and noncontrolling interests	(6,028)	(3,097)	(2,647)	(1,183)
Income tax benefit	720	39	396	159
Loss before equity method investments and noncontrolling interests	(5,308)	(3,058)	(2,251)	(1,024)
Share of (losses)/income in equity investment affiliates	(2)	49	(4)	107
Net loss	(5,310)	(3,009)	(2,255)	(917)
Net loss attributable to noncontrolling interests	232	103	174	10
Net loss attributable to ChinaNet Online Holdings, Inc.	$(5,078)	$(2,906)	$(2,081)	$(907)

Loss per share
Loss per common share Basic and diluted	$(0.19)	$(0.13)	$(0.08)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	26,687,639	22,385,478	26,913,463	22,403,062

Revenue

The following tables set forth a breakdown of our total revenue, divided into six segments for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2015		2014
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement	$13,706	57.1%	$13,073	47.3%
-Technical services	301	1.3%	562	2.1%
-Search engine marketing service	8,533	35.5%	8,142	29.5%
Internet advertisement and related services	22,540	93.9%	21,777	78.9%
TV advertisement	1,100	4.6%	4,806	17.4%
Bank kiosk	160	0.7%	207	0.7%
Brand management and sales channel building	212	0.8%	821	3.0%
Total	$24,012	100%	$27,611	100%

	Three Months Ended September 30,
	2015		2014
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement	$5,491	64.3%	$4,619	38.3%
-Technical services	75	0.9%	325	2.7%
-Search engine marketing service	2,890	33.8%	5,025	41.6%
Internet advertisement and related services	8,456	99.0%	9,969	82.6%
TV advertisement	19	0.2%	1,812	15.0%
Bank kiosks	22	0.3%	69	0.6%
Brand management and sales channel building	45	0.5%	217	1.8%
Total	$8,542	100%	$12,067	100%

Total Revenues: For the nine months ended September 30, 2015, our total revenues decreased to US$24.0 million from US$27.6 million for the same period of last year. For the three months ended September 30, 2015, our total revenues decreased to US$8.5 million from US$12.1 million for the same period of last year. The decrease in our total revenues for the nine months ended September 30, 2015 was primarily due to the decrease in our TV advertising revenues, as compared to the same period of last year and the decrease in our total revenues for the three months ended September 30, 2015 was primarily due to the decrease in our TV advertising revenues and the revenues from search engine marketing service.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals and from providing the related value-added technical support and services, internet marketing service and content management services to unrelated third parties and to certain related parties. Beginning in the second fiscal quarter of 2014, we elaborated an existing stream of internet marketing service by providing enhanced third-party search engine marketing (“SEM”) services to the SMEs as a strategic supplement to the internet advertising services provided to our clients. We also derive revenue from the sale of advertising time purchased from different provincial satellite TV stations. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated clients. For the nine and three months ended September 30, 2015 and 2014, our service revenue from related parties in the aggregate was less than 3% of the total revenue for each respective reporting period.

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

The tables below summarize the revenues, cost of sales, gross margin and net loss generated from each of our VIEs and subsidiaries for the nine and three months ended September 30, 2015 and 2014, respectively, with inter-company transactions eliminated:

For the nine months ended September 30, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)
Rise King WFOE	301	-	301
Business Opportunity Online and subsidiaries	22,864	687	23,551
Beijing CNET Online and subsidiaries	160	-	160
Total revenue	23,325	687	24,012

For the three months ended September 30, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)
Rise King WFOE	75	-	75
Business Opportunity Online and subsidiaries	8,227	219	8,446
Beijing CNET Online and subsidiaries	21	-	21
Total revenue	8,323	219	8,542

For the nine months ended September 30, 2015:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)
Rise King WFOE	-	301
Business Opportunity Online and subsidiaries	19,351	4,200
Beijing CNET Online and subsidiaries	6	154
Total	19,357	4,655

For the three months ended September 30, 2015:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)
Rise King WFOE	-	75
Business Opportunity Online and subsidiaries	7,065	1,381
Beijing CNET Online and subsidiaries	1	20
Total	7,066	1,476

For the nine months ended September 30, 2015:

Name of subsidiary or VIE	Net Loss
($’000)
Rise King WFOE	(381)
Business Opportunity Online and subsidiaries	(2,977)
Beijing CNET Online and subsidiaries	(15)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(1,936)
Total net loss before allocation to the noncontrolling interest	(5,310)

For the three months ended September 30, 2015:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)
Rise King WFOE	(184)
Business Opportunity Online and subsidiaries	(1,319)
Beijing CNET Online and subsidiaries	36
Shanghai Jing Yang	-
ChinaNet Online Holdings, Inc.	(788)
Total net loss before allocation to the noncontrolling interest	(2,255)

For the nine months ended September 30, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)
Rise King WFOE	562	-	562
Business Opportunity Online and subsidiaries	26,602	240	26,842
Beijing CNET Online and subsidiaries	207	-	207
Total revenue	27,371	240	27,611

For the three months ended September 30, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)
Rise King WFOE	325	-	325
Business Opportunity Online and subsidiaries	11,616	57	11,673
Beijing CNET Online and subsidiaries	69	-	69
Total revenue	12,010	57	12,067

For the nine months ended September 30, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)
Rise King WFOE	2	560
Business Opportunity Online and subsidiaries	22,473	4,369
Beijing CNET Online and subsidiaries	8	199
Total	22,483	5,128

For the three months ended September 30, 2014:

Name of subsidiary or VIE	Cost of Sales	Gross Margin
	($’000)	($’000)
Rise King WFOE	1	324
Business Opportunity Online and subsidiaries	9,992	1,681
Beijing CNET Online and subsidiaries	3	66
Total	9,996	2,071

For the nine months ended September 30, 2014:

Name of subsidiary or VIE	Net Loss
($’000)
Rise King WFOE	(423)
Business Opportunity Online and subsidiaries	(2,215)
Beijing CNET Online and subsidiaries	(81)
Shanghai Jing Yang	(35)
ChinaNet Online Holdings, Inc.	(255)
Total net loss before allocation to the noncontrolling interest	(3,009)

For the three months ended September 30, 2014:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(132)
Business Opportunity Online and subsidiaries	(616)
Beijing CNET Online and subsidiaries	(31)
Shanghai Jing Yang	(16)
ChinaNet Online Holdings, Inc.	(122)
Total net loss before allocation to the noncontrolling interest	(917)

Management considers revenues generated from internet advertising, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●	Internet advertising revenues for the nine months ended September 30, 2015 were approximately US$13.7 million compared to approximately US$13.1 million for the same period in 2014, representing a 5% increase. For the three months ended September 30, 2015, internet advertising revenue was approximately US$5.49 million compared to US$4.62 million for the same period in 2014, representing a 19% increase. During 2015, we continued to place persistent effort in integrating and upgrading our internet advertising and marketing services to our SME clients. As a result, starting from the second fiscal quarter of 2015, the performance of our internet advertising segment was improved, along with eliminating smaller clients, the number of larger customers served by us continued to increase, and our client’s average consumption amount for our internet advertising services was also increased as compare with that in the same period of last year. We also continue to invest in developing new service modules for our clients, and we believe that launch of new services in future periods will help to increase our market penetration in the SME segment, thereby increasing our recurring revenues in the future.
34

●	Revenues generated from technical services offered by Rise King WFOE were US$0.30 million and US$0.08 million for the nine and three months ended September 30, 2015, compared to US$0.56 million and US$0.33 million for the same periods in 2014, respectively.
●	Search engine marketing services were introduced to our clients in the second fiscal quarter of 2014. Revenue generated from search engine marketing services for the nine and three months ended September 30, 2015 was approximately US$8.53 million and US$2.89 million, respectively, compared to US$8.14 million and US$5.03 million for the same periods of last year respectively. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. Management believes this service is an effective supplement to the internet advertising services provided to our clients, and will help increase the overall satisfaction on our services. However, due to the relative low margin and the potential barrier may be set by the key search engine for this services, management is shifting efforts to combine this services with other value added services to encourage the SMEs clients to use our comprehensive internal advertising services as discussed above. As a result, the search engine marketing services revenues decreased for the three months ended September 30, 2015 as compared to that for the same period last year.
●	Our TV advertising revenue decreased to US$1.10 million and US$0.02 million for the nine and three months ended September 30, 2015, respectively, compared to US$4.81 million and US$1.81 million for the same periods in 2014, respectively. The decrease in our TV advertising revenue for the nine and three months ended September 30, 2015 was primarily due to the adoption of a restriction notice to TV shopping infomercials broadcasted in provincial satellite television station, issued by the SARFT in October 2013, which further restricts the content, air time and duration of these infomercials, as a result, the demand of TV advertising service from our clients decreased accordingly. We will continue to monitor our clients’ needs of the TV advertising services, work with our clients to develop non-TV shopping infomercials programs and improve the profitability of this business segment in future periods.
●	For the nine months ended September 30, 2015 and 2014, we earned approximately US$0.16 million and US$0.21 million of revenue from the bank kiosk business segment, respectively. For the three months ended September 30, 2015 and 2014, we earned approximately US$0.02 million and US$0.07 million of revenue from the bank kiosk business segment, respectively. The bank kiosk advertising business is not intended to expand at the moment as management’s primary focus is expanding our internet business. It was not a significant contributor to revenue for the nine and three months ended September 30, 2015 or 2014. Management currently maintains this business without any expansion plans. Some of the technology used in this business unit will need to be fully integrated into the overall advertising and marketing platform.
●	For the nine and three months ended September 30, 2015, we generated approximately US$0.21 million and US$0.05 million service revenue from our brand management and sales channel building segment, respectively, compared to US$0.82 million and US$0.22 million service revenue generated in the same periods of 2014, respectively. The decrease in revenue from this business segment was primarily due to the hesitation of our client’s investment in offline marketing expending due to the overall economic decline and uncertainty in China. Due to the slow recovery of economy and tightening of our clients’ advertising budget, we do not expect prompt recovery in this business segment in 2015. In order to improve the business performance in future periods, management is further enhancing the cross selling efforts of this business segment with our online advertising business segment to launch O2O business solutions in connection with brand management and developing solution.

Cost of revenues

Our cost of revenue consisted of costs directly related to the offering of our advertising services, technical services, marketing services and brand management and sales channel building services. The following table sets forth our cost of revenues, divided into six segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2015			2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement	$13,706	$9,468	31%	$13,073	$9,655	26%
-Contingent internet resources cost accrued	-	419		-	-	-
-Technical services	301	-	100%	562	2	100%
-Search engine marketing service	8,533	8,284	3%	8,142	7,905	3%
Internet advertisement and related services	$22,540	$18,171	19%	$21,777	$17,562	19%
TV advertisement	1,100	1,058	4%	4,806	4,467	7%
Bank kiosk	160	6	96%	207	8	96%
Brand management and sales channel building	212	122	42%	821	446	46%
Total	$24,012	$19,357	19%	$27,611	$22,483	19%

	Three Months Ended September 30,
	2015			2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement	$5,491	$3,806	31%	$4,619	$3,287	29%
-Contingent internet resources cost accrued	-	419		-	-	-
-Technical services	75	-	100%	325	1	100%
-Search engine marketing service	2,890	2,805	3%	5,025	4,879	3%
Internet advertisement and related services	$8,456	$7,030	17%	$9,969	$8,167	18%
TV advertisement	19	17	11%	1,812	1,695	6%
Bank kiosk	22	1	95%	69	3	96%
Brand management and sales channel building	45	18	60%	217	131	40%
Total	$8,542	$7,066	17%	$12,067	$9,996	17%

Cost of revenues: Our total cost of revenues decreased to US$19.36 million for the nine months ended September 30, 2015 from US$22.48 million for the same period in 2014. For the three months ended September 30, 2015, our total cost of revenues decreased to US$7.07 million from US$10.0 million for the same period in 2014. Our cost of revenues related to advertising and marketing services we provided primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations and direct labor cost associated with providing services. The decrease in our cost of revenues was in line with the decrease in our total revenues.

●	For internet advertisement, cost associated with obtaining internet resources was the largest component of our cost of revenue, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the nine months ended September 30, 2015 and 2014, our total cost of sales for internet advertising was US$9.47 million and US$9.66 million, respectively. For the three months ended September 30, 2015 and 2014, our total cost of sales for internet advertising was US$3.81 million and US$3.29 million, respectively. For the nine and three months ended September 30, 2015, we also accrued an approximately US$0.41 million contingent additional internet resources cost that might be charged by our supplier due to the fact that more likely than not we may not able to meet the minimum consumption amount requirement set forth in the purchase contract. For the nine and three months ended September 30, 2015, excluding the contingent additional cost accrued, the gross margin for our internet advertising revenue was both 31%, compared to 26% and 29% for the same periods of last year, respectively. Under the circumstance that the contingent additional cost were actually charged by the suppliers as estimated in future period, the gross margin of our internet advertising revenue would decrease to 28% and 23% for the nine and three months ended September 30, 2015, respectively. Management is currently making great efforts to reduce the contingent additional cost through effective negotiation with the supplier and internal incentives to stimulate the sales growth.
●	Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the nine and three months ended September 30, 2015 and 2014 was approximately 3%.
36

●	TV advertisement time cost is the largest component of cost of revenue for TV advertisement revenue. We purchase TV advertisement time from provincial satellite TV stations in China and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$1.06 million and US$4.47 million for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, our TV advertisement time cost was approximately US$0.02 million and US$1.70 million, respectively. The fluctuations of our total TV advertisement time cost were consistent with the fluctuations of our TV advertising revenue for the nine and three months ended September 30, 2015, compared to the same periods of 2014, respectively, as discussed above. Gross margin of this business segment was 4% and 11% for the nine and three months ended September 30, 2015, respectively, compared to 7% and 6% for the nine and three months ended September 30, 2014, respectively.
●	Cost recognized for brand management and sales channel building business segment primarily consisted of director labor cost for providing these services to our clients and other related direct cost.

Gross Profit

As a result of the foregoing, our gross profit was US$4.66 million and US$5.13 million for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, our gross profit was US$1.48 million and US$2.07 million, respectively. Our overall gross margin was both 19% for the nine months ended September 30, 2015 and 2014, and was both 17% for the three months ended September 30, 2015 and 2014.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2015		2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$24,012	100%	$27,611	100%
Gross Profit	4,655	19%	5,128	19%
Sales and marketing expenses	3,459	15%	4,092	15%
General and administrative expenses	5,637	23%	3,023	11%
Research and development expenses	1,658	7%	1,417	5%
Total operating expenses excluding gain on disposal of VIE	$10,754	45%	$8,532	31%

	Three Months Ended September 30,
	2015		2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenue	$8,542	100%	$12,067	100%
Gross Profit	1,476	17%	2,071	17%
Sales and marketing expenses	1,209	14%	1,997	17%
General and administrative expenses	2,330	27%	1,014	8%
Research and development expenses	595	7%	525	4%
Total operating expenses excluding gain on disposal of VIE	$4,134	48%	$3,536	29%

Operating Expenses:   Our operating expenses (excluding gain on disposal of VIE) increased to US$10.75 million for the nine months ended September 30, 2015 from US$8.53 million for the same period of 2014. For the three months ended September 30, 2015, our operating expenses (excluding gain on disposal of VIE) increased to US$4.13 million from US$3.54 million for the same period of 2014.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$3.46 million for the nine months ended September 30, 2015 from US$4.09 million for the same period of 2014. For the three months ended September 30, 2015, sales and marketing expense decreased to US$1.21 million, compared to US$2.0 million for the same period last year. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the nine months ended September 30, 2015, the change in our selling expenses was primarily due to the following reasons: (1) the decrease in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.24 million, due to decrease in number of sales staff and sales performance as compared with the same period last year; (2) the increase in website server hosting, broadband leasing and website performance analysis expense of approximately US$0.28 million; and (3) the decrease in brand marketing expenses of approximately US$0.67 million. For the three months ended September 30, 2015, the decrease in our sales and marketing expenses were primarily due to the decrease in brand marketing expenses of approximately US$0.92 million as compared to the same period last year.
●	General and administrative expenses: General and administrative expenses increased to US$5.64 million for the nine months ended September 30, 2015 from US$3.02 million for the same period of 2014. For the three months ended September 30, 2015, our general and administrative expenses increased to US$2.33 million from US$1.01 million for the same period last year. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the nine months ended September 30, 2015, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in general administrative expenses, such as: professional service expenses, staff salary and benefit expenses and office expenses of approximately US$0.78 million; (2) allowance for doubtful accounts increased US$0.23 million, and (3) the increase in share-based compensation expense of approximately US$1.61 million, which was related to the restricted common stock and common stock purchase options awarded to executive officers, employees and director in December 2014 and September 2015. For the three months ended September 30, 2015, the reasons for the increase in our general and administrative expenses were similar to those discussed for the nine months ended September 30, 2014.
●	Research and development expenses: Research and development expenses were US$1.66 million and US$1.42 million for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, research and development expenses were US$0.59 million and US$0.53 million, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

Gain on disposal of VIE: For the nine and three months ended September 30, 2014, we recognized a gain of approximately US$0.27 million related to disposal of a former consolidated VIE during the period.

Loss from operations: As a result of the foregoing, for the nine months ended September 30, 2015 and 2014, our loss from operations was approximately US$6.10 million and US$3.14 million, respectively. For the three months ended September 30, 2015 and 2014, our loss from operations was approximately US$2.66 million and US$1.20 million, respectively.

Interest income: For the nine and three months ended September 30, 2015 and 2014, interest income we earned was primarily contributed from the term deposit we placed in one of the major financial institutions in the PRC.

Interest expense: For the nine and three months ended September 30, 2015 and 2014, interest expenses we paid were primarily related to the short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs, which expired on September 29, 2015.

Loss before income tax expense, equity method investments and noncontrolling interests: As a result of the foregoing, for the nine months ended September 30, 2015 and 2014, our loss before income tax expense, equity method investments and noncontrolling interests was approximately US$6.03 million and US$3.10 million respectively. Our loss before income tax expense, equity method investments and noncontrolling interests was approximately US$2.65 million and US$1.18 million for the three months ended September 30, 2015 and 2014, respectively.

Income Tax benefit: We recognized a net income tax benefit of approximately US$0.72 million and US$0.40 million for the nine and three months ended September 30, 2015, respectively. For the nine months ended September 30, 2015, current income tax expense was approximately US$0.002 million. For the three months ended September 30, 2015, we reversed approximately US$0.002 million current income tax expenses accrued in previous quarter due to decrease in pre-tax income during the period. For the nine months ended September 30, 2015, our deferred income tax benefit was approximately US$0.72 million, of which approximately US$0.11 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years, and approximately US$0.61 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended September 30, 2015, our deferred income tax benefit was approximately US$0.40 million, of which approximately US$0.04 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years, and approximately US$0.36 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

We recognized a net income tax benefit of approximately US$0.04 million and US$0.16 million for the nine and three months ended September 30, 2014, respectively. For the nine and three months ended September 30, 2014, current income tax expense was approximately US$0.38 million and US$0.003 million, respectively. For the nine months ended September 30, 2014, our net income tax benefit included an approximately US$0.42 million deferred income tax benefit, of which approximately US$0.17 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years and approximately US$0.25 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended September 30, 2014, our net income tax benefit also included an approximately US$0.16 million deferred income tax benefit, of which approximately US$0.06 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years and approximately US$0.10 million was in relation to the net operating loss incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Loss before equity method investments and noncontrolling interests: As a result of the foregoing, our loss before equity method investments and noncontrolling interests was approximately US$5.31 million and US$3.06 million for the nine months ended September 30, 2015 and 2014, respectively. Our loss before equity method investments and noncontrolling interests was approximately US$2.25 million US$1.02 million for the three months ended September 30, 2015 and 2014, respectively.

Share of (losses)/income in equity investment affiliates: For the nine and three months ended September 30, 2015 and 2014, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the nine and three months ended September 30, 2015, we recognized our pro-rata shares of losses in Shenzhen Mingshan of approximately US$0.002 million and US$0.004 million, respectively. We did not recognize any of our pro-rata shares of loss in Zhao Shang Ke Hubei, because the amounts were immaterial. For the nine and three months ended September 30, 2014, we recognized our pro-rata share of income in Zhao Shang Ke Hubei of approximately US$0.05 million and US$0.11 million, respectively, and recognized our pro-rata share of loss in Shenzhen Mingshan of approximately US$0.002 and US$nil, respectively. Given the foregoing, net amount of income in equity investment affiliates recognized was US$0.05 million and US$0.11 million for the nine and three months ended September 30, 2014, respectively.

Net loss: As a result of the foregoing, our net loss incurred for the nine months ended September 30, 2015 and 2014 was approximately US$5.31 million and US$3.01 million, respectively. Our net loss incurred for the three months ended September 30, 2015 and 2014 was approximately US$2.26 million and US$0.92 million, respectively.

Net loss attributable to noncontrolling interests: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the nine months ended September 30, 2015 and 2014, net loss allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.23 million and US$0.10 million, respectively. For the three months ended September 30, 2015 and 2014, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.17 million and US$0.01 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by the net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$5.08 million and US$2.91 million for the nine months ended September 30, 2015 and 2014, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$2.08 million and US$0.91 million for the three months ended September 30, 2015 and 2014, respectively.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2015, we had cash and cash equivalents of approximately US$1.3 million. We also had approximately US$3.3 million of term deposit placed in one of the major financial institutions in China which will mature in July 2016.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	Amounts in thousands of US dollars

Net cash provided by/(used in) operating activities	1,273	(958)
Net cash used in investing activities	(4,373)	(775)
Net cash provided by financing activities	102	212
Effect of foreign currency exchange rate changes on cash	(98)	(23)
Net decrease in cash and cash equivalents	(3,096)	(1,544)

Net cash provided by/(used in) operating activities:

For the nine months ended September 30, 2015, our net cash provided by operating activities of approximately US$1.27 million were primarily attributable to:

(1)	net loss of US$5.31 million, adjusted by excluding an approximately US$0.72 million net deferred income tax benefit, a US$1.31 million non-cash expenses of depreciation, amortization, a US$1.64 million share-based compensation expenses and a US$0.17 million allowance for doubtful accounts and written-off other long-term assets, yielded the non-cash items excluded net loss of approximately US$2.91 million;
40

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:
-	other receivable decreased by approximately US$1.91 million, primarily due to the partial collection of the TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;
-	prepayment and deposit to suppliers decreased by approximately US$2.10 million, primarily due to decrease in contractual deposit amount paid to internet resources providers in 2015 as compared to that in 2014;
-	advance from customers increased by approximately US$1.44 million;
-	accruals and other payables increased by approximately US$0.22 million and
-	we recognized an approximately US$0.42 million contingent liabilities related to possible additional internet resources cost that might be charged by the supplier due to the fact that more likely than not we may not able to meet the minimum consumption amount requirement set forth in the purchase contract.
(3)	offset by the use from operations from changes in operating assets and liabilities such as:
-	accounts receivable and due from related parties for advertising services provided increased by approximately US$1.80 million;
-	accounts payable decreased by approximately US$0.05 million,
-	taxes payable decreased by approximately US$0.03 million and
-	other current assets increased by approximately US$0.03 million.

For the nine months ended September 30, 2014, our net cash used in operating activities of approximately US$0.96 million were primarily attributable to:

(1)	net loss of US$3.01 million, adjusted by excluding an approximately US$0.42 million net deferred income tax benefit, a US$1.06 million non-cash expenses of depreciation, amortizations, share-based compensation and our share of gain in equity investment affiliates, a US$0.27 million gain on disposal of VIE and a reversal of approximately US$0.12 million allowance for doubtful accounts, yielded the non-cash items excluded net loss of approximately US$2.76 million;
(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:
-	accounts receivable and due from related parties for the advertising services provided decreased by approximately US$4.49 million;
-	other receivable decreased by approximately US$1.84 million, primarily due to the partial collection of the marketing-related loan made for the production of the TV series “Xiao Zhan Feng Yun”, loan to unrelated entities and receivables on disposal of VIEs;
-	accounts payable and other payables increased by approximately US$0.39 million;
-	advance from customers increased by approximately US$0.46 million and
-	taxes payable increased by approximately US$0.11 million.
(3)	offset by the use from operations from changes in operating assets and liabilities such as:
-	deposit and prepayment to suppliers increased by approximately US$5.25 million for the purchasing of internet resources and TV advertising slots;
-	accruals decreased by approximately US$0.19 million, and
-	other current assets increased by approximately US$0.06 million.

Net cash used in investing activities:

For the nine months ended September 30, 2015, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.31 million for the purchase of general office equipment and expenditures on leasehold improvements; (2) we paid approximately US$2.80 million to settle the remaining balance related to the purchasing of software technology, which transaction consummated in December 2014 and US$1.08 million for purchasing of software products related to cloud video management system; and (3) we made investments of approximately US$0.19 million in the aggregate to our cost/equity method investees during the period. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$4.37 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.24 million for purchase of general office equipment and decoration of a new established office; (2) we prepaid approximately US$0.85 million for the development of software systems related to internet environment monitoring and system optimization, of which US$0.78 million will be refunded due to termination of the contract in early November 2015; (3) we collected approximately US$0.67 million of short-term loan that we lent to an unrelated entity in last year; and (4) the cash effect of deconsolidation of a VIE in late August 2014 of approximately US$0.36 million. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.78 million for the nine months ended September 30, 2014.

Net cash provided by financing activities:

For the nine months ended September 30, 2015, our cash provided by financing activities included the following transactions: (1) we repaid our short-term bank loan of approximately US$0.81 million that matured on September 29, 2015; (2) we received approximately US$0.99 million guarantee payment and prepayment from two of our new investors in relation to the security purchase agreements we entered into with them in May 2015; and (3) we repaid approximately US$0.08 million to the noncontrolling interest of one of our VIEs in relation to the working capital loan we borrow from the noncontrolling interest in previous year. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$0.10 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, our cash provided by financing activities included the following transactions: (1) we repaid our short-term bank loan of approximately US$0.81 million that matured on July 31, 2014; (2) we renewed the short-term bank loan of approximately US$0.81 million on September 30, 2014, which would expire on September 29, 2015; (3) we borrowed approximately US$0.72 million from the noncontrolling interest of one of our VIEs to supplement the short-term working capital needs of this VIE; (4) we repaid approximately US$0.02 million during the period to this noncontrolling interest of our VIE; and (5) we repaid approximately US$0.49 million to our former VIE, which was disposed in late August 2014. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$0.21 million for the nine months ended September 30, 2014.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of September 30, 2015 and December 31, 2014, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$7.7 million and US$7.3 million, respectively.

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

As of September 30, 2015 and December 31, 2014, there were approximately US$26.6 million and US$30.8 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million statutory reserve funds as of September 30, 2015 and December 31, 2014, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.7 million and US$7.3 million restricted net assets as of September 30, 2015 and December 31, 2014, respectively, as discussed above.

C. OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 26, 2015, Business Opportunity Online, one of our indirect wholly owned VIEs, filed a civil action against Beijing 58 Information Technology Co., Ltd. (“Beijing 58”) in the Chaoyang District People’s Court of Beijing, the PRC. Business Opportunity Online is seeking a court order to establish that it owns a 17.5% equity interest in Beijing 58, one of the VIEs owned by 58.com Inc. The lawsuit is still at the preliminary stage. We believe that it is still too early and uncertain to assess the potential outcome of this lawsuit.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 16, 2015	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

