Form 10-K
period 2015-12-31
ChinaNet Online Holdings, Inc.
filed 2016-04-14
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 001-34647

CHINANET ONLINE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 3 Min Zhuang Road, Building 6,
Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC

(Address of principal executive offices)

+86-10-6900-5520

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
Yes ☐  No ☒

The aggregate market value of the 17,648,178 shares of common equity stock held by non-affiliates of the Registrant was approximately $22,766,150 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.29 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 12, 2016 was 30,355,722.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

ITEM 1            BUSINESS

We are a holding company that conducts our primary businesses through our PRC subsidiaries and operating entities (the “VIEs”). We are one of China’s leading business-to-businesses (“B2B”), fully integrated Internet technology company providing online-to-offline (O2O) sales channel expansion, precision marketing and the related data services for small and medium-sized enterprises (SMEs) and entrepreneurial management and networking services for entrepreneurs in the People's Republic of China. Our services were founded on proprietary internet, advertising, cloud and Big Data technologies that include (i) preparing and publishing rich media enabled advertising and marketing campaigns for clients on the Internet, mobile phone, television and other valued added communication channels, (ii) hosting mini-sites with online messaging and consulting functionalities, (iii) generating effective sales leads, (iv) providing search engine marketing services; (v) providing data services and (vi) providing social networking and information sharing services to entrepreneurs to help SMEs manage the expansion of their sales networks. Our goal is to strengthen our position as the leading diversified one-stop O2O sales channel expansion, precision marketing and the related data services provider to SMEs and entrepreneurial management and networking services provider for entrepreneurs in China. We expect to grow from a business opportunities platform to a comprehensive one on one digital advertising, precision marketing and the related data services provider with a total solution for the business to business to customer (“B2b2c”) ecosystem, helping businesses expand sales and customers through mobile and Internet.

We primarily operate a one-stop services for our clients on our integrated service platforms, primarily including multi-channel advertising and promotion platform and social networking and services distribution platform. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals and our TV production and advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile and TV, we also generate effective sales leads and provide search engine marketing services through this platform to maximize market exposure and effectiveness for our clients. Our social networking and services distribution platform is an information and service portal for entrepreneurs or any individual who plans to start their own business. It is built to serve the community of entrepreneurs to assist them with developing their business, as well as sharing their resources. We also use this platform to develop the distribution channels for our online to offline (O2O) sales channel expansion services in different cities in the PRC. During the past two years, we developed our SMEs intelligent operation and marketing data service applications, which consists of several online cloud technology based sales, client membership management and other administrative operational management tools specifically designed for small business in China to match their simplicity. We intend to use these applications to create community-based consumption ecosystem, deploy our Big Data technologies and analyze offline businesses’ operational data and customers’ consumption data to help the SMEs improve the conversion rate of the purchase from their clients and provide them with related data services.

We derive our revenue principally by:

●	selling internet advertising space on our web portals and providing related value-added technical services to our clients through the internet advertising management systems and platforms developed and managed by us;

●	selling effective sales lead information;

●	providing search engine marketing services to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches; and

●	selling advertising time slots on our television shows.

For the year ended December 31, 2015, in order to concentrate all resources on our core business, which is internet advertising and online to offline (O2O) sales channel expansion, precision marketing and the related data services, we decided to exit our bank kiosk advertising and brand management and sales channel building services. We have also committed to a plan to sell our internet advertising and marketing business operated under www.liansuo.com (“liansuo.com”), which is primarily aimed to serve larger SMEs through membership fees, in exchange for cash, to continue the expansion of our service distribution channels and to support the development of our data services. As a result, the assets and liabilities of liansuo.com, the disposal group were classified as held for sale as of December 31, 2015, and loss incurred from our brand management and sales channel building services business segment was reported as a loss from discontinued operations as a separate component in our statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014, respectively. We did not consider the classification of assets and liabilities of liansuo.com as held for sale and the exiting of bank kiosk advertising business qualifying for presentation as discontinued operations, as they were not a strategic shift that have (or will have) a major effect on our operations and financial results.

Excluding revenues generated and net loss incurred from discontinued operations, we generated total revenues of US$32.3 million for the year ended December 31, 2015, compared to US$38.0 million in 2014, and incurred a net loss from continued operations (before allocation to the noncontrolling interest shareholders) of US$7.7 million, compared to a net loss from continued operations (before allocation to the noncontrolling interest shareholders) of US$12.4 million in 2014. Excluding the approximately US$1.8 million and US$4.7 million of share-based compensation expenses recognized in relation to the restricted common stock and common stock purchase options granted to our management, employees and directors in September 2015 and December 2014, our adjusted net loss from continued operations (before allocation to the noncontrolling interest shareholders) was US$5.9 million and US$7.7 million, respectively, for the years ended December 31, 2015 and 2014. Loss from discontinued operations (i.e. brand management and sale channel building channel business segment) was approximately US$1.47 million for the years ended December 31, 2015 and 2014.

Our Corporate History, Subsidiaries, Variable Interest Entities (VIEs) and Equity Investment Affiliates

As of December 31, 2015, our corporate structure is set forth below:

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

Restructuring

In October 2008, a restructuring plan was developed (the “Restructuring”). The Restructuring was accomplished in two steps. The first step was for Rise King WFOE to acquire control over Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”) by entering into a series of contracts (the “Contractual Agreements” or the “VIE Agreements”), which enabled Rise King WFOE to operate the business and manage the affairs of the PRC Operating Entities. Both of the PRC Operating Entities at that time were, and currently are, owned by Messrs. Handong Cheng, Xuanfu Liu and Ms. Li Sun (the “PRC Shareholders” or the “Control Group”). Mr. Cheng is now our Chief Executive Officer. After the PRC Restructuring was consummated, the second step was for China Net BVI to enter into and complete a transaction with a U.S. public reporting company, whereby that company would acquire China Net BVI, China Net HK and Rise King WFOE, and control the PRC Operating Entities (the “China Net BVI Companies”). Business Opportunity Online and Beijing CNET Online were incorporated on December 8, 2004 and January 27, 2003, respectively.

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

On March 30, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang. On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise price of $1.00 per share to Mr. Yang Li. As a result of this exercise, Mr. Cheng, Mr. Liu and Mr. Zhang became the shareholders of Rise King BVI. As of April 12, 2016, through Rise King BVI, Mr. Cheng, Mr. Liu and Mr. Zhang collectively hold 25% of the issued and outstanding shares of our common stock.

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

Share Exchange and Name Change

On June 26, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) ChinaNet BVI, (ii) ChinaNet BVI’s shareholders, who together own shares constituting 100% of the issued and outstanding ordinary shares of ChinaNet BVI (the “ChinaNet BVI Shares”), and (iii) G. Edward Hancock, the former principal stockholder of the Company. Pursuant to the terms of the Exchange Agreement, the ChinaNet BVI Shareholders transferred to the Company all of the ChinaNet BVI Shares in exchange for the issuance of 13,790,800 (the “Exchange Shares”) shares of Common Stock (the “Share Exchange”). As a result of the Share Exchange, ChinaNet BVI became a wholly owned subsidiary of our company. Prior to July 14, 2009, our company name was Emazing Interactive, Inc. On July 14, 2009, our company formed a corporation under the laws of the State of Nevada called ChinaNet Online Holdings, Inc. (the "Merger Sub") and acquired one hundred shares of its common stock for cash. As such, Merger Sub was merged with and into our company. As a result of the merger, the separate corporate existence of the Merger Sub ceased. As a further result of the merger, our corporate name was changed to “ChinaNet Online Holdings, Inc.” We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

Our VIEs, VIEs’ subsidiaries and equity/cost investment affiliates

As discussed above, through Rise King WFOE we beneficially own two VIEs: Business Opportunities Online and Beijing CNET Online.

As of December 31, 2015, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries: Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”), Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”), and Quanzhou City Zhi Lang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”). Except Hubei CNET, which is primarily engaged in providing TV advertising services, and Quanzhou Zhi Lang, which was primarily engaged in offline brand management and sales channel building services, which business we had decided to exit in late 2015, the rest wholly-owned subsidiaries of Business Opportunity Online are all engaged in providing internet advertising and marketing, O2O precision marketing and related value-added technical services and data services to the SMEs. Business Opportunity Online also beneficially own 51% equity interest in Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), which we have planned to sell in the near future in exchange for cash to finance our new services and future business development.

As of December 31, 2015, Business Opportunities Online also beneficially own 23.18% and 25.5% equity interest in Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”) and Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”), respectively. The business of these two equity investment affiliate are currently dormant.

As of December 31, 2015, Beijing CNET Online beneficially own 19% equity interest in Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”), which is primarily engaged in providing internet and information technical services, 10% equity interest in Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”), which is primarily engaged in children’s playground operation management and franchise business and 10% equity interest in Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd. (“Chuangshi Meiwei”), which is primarily engaged in franchise investment consulting and management business. Beijing CNET Online also beneficially own 51% equity interest in Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”), primarily engaged in providing bank kiosks advertising services, which business we had decided to exit in late 2015.

During 2015, we incorporated two new wholly-owned investment holding companies, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), and ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online PRC”). ChinaNet Investment BVI co-incorporated ChinaNet Online Holdings Korea (“ChinaNet Korea”) with three unaffiliated individuals and beneficially own 40% equity interest in ChinaNet Korea. ChinaNet Online PRC co-incorporated ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) with two unaffiliated individuals and beneficially own 19% equity interest in ChinaNet Chuang Tou. As of the date hereof, there companies have not started its operations, respectively.

Industry and Market Overview

Overview of the Advertising Market in China

According to ZenithOptimedia in 2015, between 2015 and 2018, the global advertising market will expand by US$77 billion. The United States will contribute 26% of this extra ad expenditure, closely followed by China, which will contribute 24%. China’s ad market is slowing in step with its economy, however, China still remains one of the key drivers of global growth. China’s ad spending grew by 9.3% to US$50 billion in 2015, below the 10.5% annual growth it averaged over the past five years, but more than twice the rate of the world as a whole. Between 2014 and 2017, ZenithOptimedia expects the China’s ad market to enjoy an average growth rate of 8.5% a year.

The growth of China’s advertising market is driven by a number of factors, including the sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in terms of gross domestic product (“GDP”), which amounted to US$10.9 trillion in 2015. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB31,195 in 2015, adjusted by the price factors, the actual increase was 6.6%.

Overview of the Internet Advertising Industry

According to ZenithOptimedia in 2015, the internet is still the fastest growing medium, and mobile internet is by some distance the main driver of global advertising spending growth. ZenithOptimedia forecasts mobile internet to account for 51% of all new advertising dollars between 2014 and 2017 and expects mobile internet advertising to grow by an average of 38% a year between 2014 and 2017, driven by the rapid spread of devices, innovations in advertising technology and improvements in user experiences. Within China, the internet advertising market grew by 36.5% to approximately US$34.3 billion in 2015, according to Enfodesk (January 2016). This growth is expected to stem primarily from a higher internet penetration rate of just 50.3% by the end of 2015. (The 37th China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”), January 2016), the use of search engine, rich media and video and game embedded advertisements. According to the 37th CNNIC report, as of December 2015, the mobile internet user reached 688 million people. 90.1% of the internet users also use mobile devices to connect to the internet, an increase from 85.8% as of December 2014.

According to iResearch Consulting Group (March 2016), China online advertising revenue skyrocket to RMB209.7 billion Yuan (approximately US$34 billion) in 2015, jumping 36.1% year over year. The growth occurred at a slower pace than it did in 2014. With more than 200 billion Yuan in revenue, the market is gradually maturing. In the future, the growth will most likely slow down. It is forecasted that the market revenue will reach 410.5 billion Yuan in 2018. The diagram below depicts the Market Scale of China Online Advertising from 2011 to 2018:

Also according to iResearch Consulting Group (May 2015), Revenues of China mobile marketing market is expected to reach RMB61.01 billion Yuan (approximately US$9.8 billion) in 2015, up 105.5% versus 2014. Mobile advertising market significantly outgrew online advertising market. Underpinning the impressive growth is the fast penetration of mobile devices, constantly expanding user base and numerous mobile advertising platforms. Advertisers are gradually aware of the importance of mobile marketing and the display, and as interaction forms of mobile advertising keep changing, this revenue is expected to maintain its growth and surpass 220 billion Yuan (approximately US$35 billion) in 2018. The Diagram below depicts the China Mobile Marketing from 2012 to 2018:

High Demand for the Internet Advertising from SMEs and O2O Business in China

We believe that the Internet advertising market in China also has significant potential for future growth due to high demand from the rapid development of SMEs and O2O business.

The development of the SME market is still in its early stages in China and since their sales channels and distribution networks are still underdeveloped, they are driven to search for new participants by utilizing Internet advertising and precision marketing. The SMEs tend to be smaller, less-developed brands primarily focused on restaurants, garments, building materials, home appliances, and entertainment with low start-up costs, ranging between US$1,000 to US$15,000. The Chinese government has promulgated a series of laws and regulations to protect and promote the development of SMEs which appeals to entrepreneurs looking to benefit from the central government’s support of increased domestic demand. SMEs are now responsible for about 60% of China’s industrial output and employment of approximately 80% of the urban Chinese workforce. SMEs are creating new urban jobs, and they are the main destination for new graduates entering the workforce and workers laid-off from state-owned enterprises (SOEs) that re-enter the workforce.

In recent years, the capital market, internet giants and traditional offline services business in China have all accelerated their O2O business arrangement and development. With the advent of the mobile Internet era, the innovation of user needs and applications have become the main trend of the Internet, including online payments, location-based services, online and offline interaction and more. Due to the decline of China’s economy since the second half of 2011, the competitive market pressure within the local life services industry has increased. Under these circumstances, more and more traditional offline service providers started to use the internet (PC, tablet and mobile) to market and promote their products and services. The rapid development of social media and tools, such as: Wechat and Webo, also have had a very important influence on the development of the O2O market, using social media and tools to promote brands and maintain customer relationships has become an important adverting and marketing tool for all offline business.

Rapid development of Big Data Marketing

Massive amounts of data profoundly changed the way people describe objective things, but also provided people with new tools to explore the objective laws behind the data. Advertising as a marketing activity based on in-depth analysis on a target audience to locate, process and precisely release the related information, has resulted in strong sensitivity to the value of Big Data application. According to Gfk, one of the largest international market research companies, 62% of marketing service providers have begun to change their role and use the new Big Data tools for marketing, and 86% said that in future will continue to rely on Big Data for market development planning and execution.

Our Principal Products and Services

Internet Advertising and Marketing

Founded in 2003, 28.com is a leading Internet portal for information relating to small business opportunities in China, which is one of the earliest entrants in this sector. In the past two years, we further developed and upgraded the system and tools of this website portal, including customer user interface, and integrated our mobile function and cloud-based search engine marketing and optimization in preparation for mobile search marketing and mobile search optimization.

Our internet advertising and marketing services provide advertisers with tools to build sales channels directly in the form of franchisees, sales agents, distributors, and/or resellers, and have the following features which enable them to be attractive to the advertisers:

•	Allowing potential entrepreneurs interested in inexpensive franchise and other business ventures to find in-depth details about these businesses in various industries and business categories, with real-time and online assistance through an instant messenger;

•	Providing one-stop integrated internet marketing and advertising services for SMEs by offering customized services such as design, website and mini-site setup, and advertisement placement on various communication channels through intelligent based promotion systems;

•	Generating effective sales leads information; and

•	Bundling with advanced traffic generation techniques, search-engine optimization and marketing and other internet advertising management tools to assist our clients with monitoring, analyzing and managing their advertising on our web portal.

We typically charge our clients a fixed monthly or annual membership fee for the internet advertising services and the related value-added technical services that we provide. For search engine marketing service, we charge our clients a certain percentage of service fee based on the related direct cost consumed for providing this service. A certain group of our clients also purchase effective sales lead information collected by our online advertising system. Separately, we charge a fixed fee, which varies for different business types, for each effective sales lead information delivered to clients. As of December 31, 2015, we have approximately 850 clients, who used our internet advertising and marketing services, compared to approximately 1,200 clients as of December 31, 2014. During 2015, we continued to place a persistent effort in integrating and upgrading our internet advertising and marketing services to our SME clients. As a result, starting from the second fiscal quarter of 2015, the performance of our internet advertising segment improved. Along with eliminating smaller non-profitable clients, the number of larger customers served by us continued to increase, and our client’s average consumption amount for our internet advertising services also increased as compared with last year. For the year ended December 31, 2015, the gross profit margin of our internet advertising service (excluding search engine marketing service) improved to 34% from 26% for the year ended December 31, 2014. We also continued to invest in developing new services for our clients. We believe that the launch of new services in future periods will help to increase our market penetration in the SME segment, thereby increasing our recurring revenues in the future. We achieved both approximately US$31 million of internet advertising and the related technical service net revenue for the years ended December 31, 2015 and 2014, respectively. The overall gross profit margin of this business segment improved to 24% for the year ended December 31, 2015 as compared to 18% in 2014.

Along with the rapid development of Cloud technology and Big Data technology, Big Data collection and analysis based precision marketing and online to offline (O2O) sales channel expansion has become the new trend of the industry. During the past two years, we integrated various resources and developed our SMEs intelligent operation and marketing data service applications, which consists of several online cloud technology based sales, client membership management and other administrative operational management tools specifically designed for small business in China to match their simplicity. We intend to use these applications to create a community-based consumption ecosystem, deploy our Big Data collection technologies, analyze offline businesses’ operational data and customers’ consumption data and provide data storage, analysis and exchange services to our SMEs clients to help them manage their business operations and sales channel and customers expansion. We are currently in test trials for these applications and expect to officially launch these services in the first half of 2016.

Television Advertising

As part of our advertising and marketing services, we produced and distributed television shows that were comprised of advertisements similar to infomercials. Our clients paid us for advertising spots, production and editorial coverage. The shows produced by our TV unit are distributed during airtime purchased from provincial satellite television stations. Our revenues generated from this segment decreased to US$1.1 million in 2015 from US$6.4 million in 2014. Due to the rapid development of Internet and mobile advertising and the further restriction on content, air time and duration of these infomercials imposed by the State Administration of Press, Publication, Radio, Film and Television of the PRC in recent years, the demands of our TV advertising service decreased accordingly. We will continue to monitor our clients’ needs of this service and improve the financial performance of this business segment.

Bank Kiosks

We placed our kiosk machines, which include a large LCD advertising display, in bank branches to target banking patrons. We market our LCD display network to advertisers in the financial services and insurance industries. For the year ended December 31, 2015, we generated US$0.16 million revenue from this segment, compared to US$0.28 million revenue for the year ended December 31, 2014. It was not a significant contributor to our revenue for either the year ended December 31, 2015 and 2014. We decided to exit this business segment and to concentrate all of our resources for business development of our online advertising, precision marketing and related data services.

Brand management and sales channel building

Brand management and sales channel building services, primarily include brand “iMAP” management services (investigation, modulizaiton, application and promotion) and offline sales channel building and expansion services. We started this business in 2011 and primarily conduct this service through our operating VIE in Quanzhou City, Fujian province, the PRC. This business unit generated approximately US$0.27 million and US$0.93 million revenue in 2015 and 2014, respectively. Due to the overall decline of the Chinese economy in recent years, as well as the rapid development of online advertising, which has adversely affected the performance of our traditional offline marketing services, we decided to exit this business segment and shift our resources for the further development of our Big Data collection and analysis based online to offline sales channel expansion services. The results of operations of this business segment was reported in loss from discontinued operations as a separate component in our statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014, respectively.

Our Competitive Strengths

Over our thirteen-year operating history, we believe that we have built a strong track record of significant competitive strengths. We believe that these competitive strengths include:

Innovative Operations

•	Client-based innovation. Our advertising and marketing services are intended to be a one-stop shop for advertising and marketing solutions to our clients. These services are based on the needs of our existing clients. All of our value added services, including lead generation and capture, online messaging and consulting, search engine marketing and optimization, mini-site hosting, content management, marketing and operational management tools and related data services, simplify the business process for our clients by allowing them to effectively allocate their resources and budget for various advertising and marketing tools and channels.

•	Target market innovation and expansion of audience base. We believe that by offering a multichannel communication platform, we enable SMEs to reach a wide range of consumers with complementary and mutually reinforcing advertising and marketing campaigns. We are better able to attract business owners who want to reach targeted consumer groups through a number of different advertising channels in different venues and regions, and at different times of the day.

Strong Technological Advantages

•	Advanced campaign tracking, monitoring & data collection and analysis tools. We have deployed advanced tracking, search engine optimization, resource scheduling and content management and ad campaign management tools to achieve effective and efficient advertising effects. We have also deployed cloud technology and Big Data collection and analysis technology into our intelligent operation and marketing data service applications to provide effective and efficient precision marketing and O2O sales channel expansion services to our clients.

•	Valuable intellectual property. We have twenty-four copyright certificates in connection with the advertising business, most of which were developed by our research and development team.

•	Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over fifteen years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting our business and he has successfully grown our business to become a leader in online media marketing and advertising services. George Chu, our Chief Operating Officer, has diversified and international industry experience that will help us to scale to the next level. Zhige Zhang, our Chief Financial Officer has over ten years’ experience in software development and Internet ad technology. In February 2015, we appointed Mr. Ken Wu as our Chief Information Officer, who will responsible for our Information Technology (IT) strategy, services and operations. With in-depth knowledge in a number of technological fields, such as computer science, software engineering and information systems, Mr. Wu will also help our efforts to integrate the Internet into both our long-term strategy and immediate business plans.

First Mover Advantages

We have over nine years of operations as a vertically integrated ad portal and ad agency. We have thirteen years of experience as an Internet advertising agency. We commenced our Internet advertising services business in 2003 and were among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable national network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge, experience and data in this segment of the advertising industry to be able to maintain a strong market share position. We are also the first company that is providing O2O (online-to-offline) sales channel expansion services in China to small business.

Growth Strategy

Our objectives are to strengthen our position as the leading diversified one-stop O2O sales channel expansion, precision marketing and related data services provider to SMEs and entrepreneurial management and network services provider for entrepreneurs in China, and to continue to achieve sustainable and healthy growth on a consistent basis. We expect to grow from a business opportunities platform to a comprehensive one on one digital advertising, precision marketing and related data services provider, with a total solution for the business to business to customer (“B2b2c”) ecosystem, helping businesses expand sales and customers through mobile and the Internet. We intend to achieve these objectives by implementing the following strategies:

Continue expanding the size of our potential client base with online advertising and marketing solution provided by us

We have been expanding our target client group to the non-franchised SMEs in recent years with a focus on enterprises which have been in the manufacturing and exporting business. These businesses all experienced sharp decline in sales account of slow economic recovery and lower consumption demand in Europe and United States. We estimate that there are four million businesses that fall into the category of non-franchised SMEs, and we aim to assist them in expanding their business nationally in China.

Monetizing the existing customer base through the addition of cloud technology based mobile services and management tools

Due to the overall decline of Chinese economy in recent years, the competitive market pressure within the local life services industry has increased. Under these circumstances, more and more traditional offline services providers started to use the Internet to market and promote their products and services. Using social media and tools, like WeChat, to promote brands and maintain customer relationships has become an important adverting and marketing tool for all offline business. With the advent to mobile Internet era, we intend to launch integrated cloud technology based mobile services, intelligent marketing management tools and/or solutions to our existing clients in the first half of 2016. These tools include, among other things, elite point of sales (POS), inventory supply chain management, office automation (OA) and customer relationship management (CRM) and related data collection, storage and analysis solutions. Thses services are intended to increase our recurring revenues and enhance the loyalty and service satisfaction of our clients. Throughout the next few years, we intend to increase the depth of these types of services through partnerships and/or through mergers and acquisitions.

Building up a competitive barrier by means of technology and strategic partnerships with key internet and mobile players in China or globally

Technology and strategic partnerships will allow us to solidify our industry’s leading position and broaden our client base through higher customer satisfaction and market awareness for our services. It will also enhance our ability to target discrete consumer groups. These technologies include mobile advertising with location based functionality, advertising tracking and conversion, database mining and management. Strategic partnerships include partnerships with key Internet and mobile search engines in China, key social media platforms as well as other Internet portals.

Gradually grow to comprehensive one on one digital advertising and marketing services provider with a total solution for the B2b2c ecosystem through Big Data Collecting and Analysis System

We intend to launch more value-added services to our existing and potential clients, including cloud technology based mobile services, intelligent marketing management tools and/or solutions in the first half of 2016 to enable our clients to experience multi-channel, management systems and data collection and analysis based advertising and marketing services. We expect that launching these services will increase our recurring revenues and service satisfaction from clients. Most importantly, it will enable us to build our Big Data collection and analysis system, which is intended to collect all relevant information from clients, franchisers and entrepreneurs to form effective and reliable research reports to be further utilized by our clients to physically expand their business and client base offline.

Sales and Marketing

For the year ended December 31, 2015, we derived 96% our revenues from our Internet advertising and the provision of related technical services, compared to 82% for the year ended December 31, 2014.

The following table sets forth a breakdown of our revenue from Internet advertising and related technical services, by industry, for the year ended December 31, 2015:

Industry	Percentage of total revenue
Food and Beverage	48%
Women Accessories	3%
Footwear, Apparel and Garments	8%
Home Goods and Construction Materials	7%
Environmental Protection Equipment	7%
Cosmetic and Health Care	7%
Education Network	3%
E-Commerce Platform	11%
Others	6%
Total	100%

For the year ended December 31, 2015, our TV advertising revenues were primarily achieved from food and beverage, and home goods and construction materials industries.

We employ experienced advertising sales people. We provide in-house education and training to our sales people to ensure that they provide our current and prospective clients with comprehensive information about our services, the benefits of using our advertising and marketing services and relevant information regarding the advertising industry. We also market our advertising services from time to time by placing advertisements on television and other well-known portals in China, participating in domestic and international franchise exhibitions in China and other countries and acting as a sponsor to third-party programming, as well as to our own shows.

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

Suppliers

Our suppliers are major search engines, other internet gateways and regional television stations. Among these suppliers, for the year ended December 31, 2015, resources purchased from two of the largest search engines in China counted for approximately 38% and 45% of our internet resource cost, respectively, compared to 89% and 6% in 2014, respectively. For television, we have one regional television stations which supplied us with television airtime in 2015 and 2014.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce costs and the time to deploy, configure, maintain, support and manage computer servers and systems. Whether we continue to further deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through our portal website and intelligent operation and marketing data service applications to enhance ease of use by both operators and clients. We focus on enhancing related software systems enabling us to track and monitor advertiser demands. With the introduction of cloud-computing based technology, we will continue to integrate this technology into our online marketing management tools services through self-development and also by entering into alliances, partnerships, and/or mergers and acquisitions. In the next few years, we intend to move our research and development efforts to mobile-based application system and data collection and analysis tools more aggressively.

Intellectual Property

As of December 31, 2015, we had twenty-four software copyright certificates issued by the State Copyright Office of the PRC (“SCO”), including, but not limited to, software systems covering monitoring and management platforms on internet advertising effects, analysis systems on internet traffic statistics and internet user behavior, analysis systems on log-based visit hotspot and browsing trails and analysis systems on search engine marketing.

With this intellectual property, we can continue to provide value-added services that are in demand by our clients and can track end users to help our clients assess and adjust their marketing strategies and enhance the effectiveness and efficiency of their advertisements placed through our multi-channel advertising and marketing service platforms on both PC and mobile devices.

We increased, and plan to continue increasing, expenditures to enhance the safety of our hardware and server which we depend on to support our network and manage and monitor programs on the network. We also increased, and plan to continue increasing, investment in research and development as we continue to expand, optimize and enhance the technologies of our portal website, upgrade our advertising and internet management software and develop our cloud-computing and mobile based operational management tools for our SMEs clients.

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

Business License for Advertising Companies

On October 27, 1994, the Tenth Session of the Standing Committee of the Eighth National People’s Congress adopted the Advertising Law which became effective on February 1, 1995, which was subsequently amended on April 24, 2015 by the Fourteenth Session of the Standing Committee of the Twelfth National People’s Congress, which adopted the Revised Advertising Law. The Revised Advertising Law became effective on September 1, 2015. According to the Revised Advertising Law and its various implementing rules, companies engaging in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes within its scope the operation of an advertising business. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. We have obtained such a business license from the local branches of the SAIC as required by existing PRC regulations. We do not expect to encounter any difficulties in maintaining the business license. However, if we seriously violate the relevant advertising laws and regulations, the SAIC or its local branches may revoke our business licenses.

Outdoors

The Revised Advertising Law in China stipulates that the exhibition and display of outdoor advertisements must comply with certain requirements. It provides that the exhibition and display of outdoors advertisements must not:

•	utilize traffic safety facilities and traffic signs;

•	impede the use of public facilities, traffic safety facilities, traffic signs, firefighting facilities, firefighting safety signs;

•	obstruct commercial and public activities or create an unpleasant sight in urban areas;

•	be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; or

•	be placed in areas prohibited by the local governments above the county level from having outdoor advertisements.

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

Employees

As of December 31, 2015, we had 383 full-time employees, 92 of whom are in sales and marketing, 118 of whom are in operations and support, 66 of whom are in management and administration and 107 of whom are in technology support and R&D.

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

Generally, we enter into a standard employment contract with our officers and managers for a set period of years and a standard employment contract with other employees for a set period of years.  According to these contracts, all of our employees are prohibited from engaging in any activities that compete with our business during the period of their employment with us.  Furthermore, the employment contracts with officers or managers include a covenant that prohibits officers or managers from engaging in any activities that compete with our business for two years after the period of employment.

Corporation Information

Our principal executive offices are located at No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC. Our telephone number at this address is (86 10) 69005520 and our fax number is (86 10) 88857816. For more information, see www.chinanet-online.com.

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

Risks Related to Our Business

The decline of global and Chinese economy has had, and may continue to have, a negative effect on our business, and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The Chinese economy is starting to slow after years of blistering growth with increasing housing price and inflation, which has impacted overall consumer spending power. With lower consumption, small businesses or so-called small and medium enterprises, have less incentive to spend more on their advertising as they look to slow down their expansion plans. The global and Chinese economy slowdown has caused the tightening in the credit markets, lower levels of liquidity, higher default and bankruptcy rates for small businesses, lower consumer and business spending, and lower consumer net worth, in China and other parts of the world. These global economic uncertainties and the slowdown of the Chinese economy have had, and may continue to have, a negative effect on the market price of our business, the volatility of which has increased as a result of the disruption in the financial markets. It may also impair our ability to borrow funds or enter into other financial arrangements, if and when additional founds become necessary for our operations. We believe many of our advertisers have also been affected by the current economic slowdown in China. Current or potential advertisers may no longer be in business, may be unable to continue to purchase advertising, or further reduce their spending. All of which would lead to reduced demand for our advertising services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed costs associated with our operations. Therefore, the global uncertainties and the downward trend of the Chinese economy could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

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

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute is fair, accurate and in full compliance with applicable laws, rules and regulations. Although we comply with the requirements by reviewing the business licenses and the profiles of our clients, clients may post advertisements about business opportunities that are not legitimate and over which we have no control. On April 24, 2015, the Fourteenth Session of the Standing Committee of the Twelfth National People’s Congress adopted the Revised Advertising Law, which became effective on September 1, 2015. The Revised Advertising Law further established the advertisement standards and restrictions of certain industries, such as: medical instruments, education and training, franchise and investments; defined separate standards and restrictions for Internet advertisements and reinforced the regulatory responsibilities of the related competent authorities. We cannot assure you that our operating entities will be fully in compliance with these new rules during normal course of business. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for its advertising business operations.

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

All of our operations are conducted through our PRC subsidiaries and PRC Operating Entities, or VIEs, and through our contractual agreements with each of our PRC Operating Entities in China. PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Since December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China. We do not currently directly operate an advertising business outside of China and cannot qualify under PRC regulations any earlier than two or three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period of time. Our PRC Operating Entities hold the requisite licenses to provide advertising services in China. Our PRC Operating Entities directly operate our advertising network. We have been and are expected to continue to be dependent on these PRC Operating Entities to operate our advertising business for the foreseeable future. We have entered into Contractual Agreements with the PRC Operating Entities, pursuant to which we, through Rise King WFOE, provide technical support and consulting services to the PRC Operating Entities. In addition, we have entered into agreements with our PRC Operating Entities and each of their shareholders which provide us with the substantial ability to control these affiliates.

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

We derive a substantial portion of our sales from China.

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

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign operating subsidiaries and VIEs into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries and VIEs’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

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

Our executive officers, directors, and principal stockholders hold approximately 40% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 12, 2016, the closing trade price of our Common Stock was $0.67 per share. As of April 12, 2016, we had approximately 650 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.64 per share and a high price of $3.48 per share.

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

We currently have common stock options outstanding to purchase up to 2,088,040 shares of our Common Stock in the aggregate issued to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options ranges from $0.84 to $1.23 per share, of which 200,000 shares of the common stock purchase options will expire on December 29, 2019, 694,940 shares of common stock purchase options will expire on November 29, 2021, and the remaining 1,193,100 shares of common stock purchase options will expire on September 14, 2020. Exercise of these options may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these options remain outstanding may be adversely affected by the existence of these options as well.

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

On September 8, 2015, we received a letter from The NASDAQ Stock Market LLC ("NASDAQ”). NASDAQ indicated in its letter that, based upon the closing bid price for the last 30 consecutive business days, we no longer meet the requirement set forth in Listing Rule 5550, which requires listed securities to maintain a minimum bid price of $1.0 per share. According to the Listing Rule 5810, we had a period of 180 calendar days from the date of the letter, or until March 7, 2016, to regain compliance. On March 8, 2016, we received a letter from NASDAQ, which indicated that we had not regained compliance with the minimum $1.0 bid price per share requirement. However, NASDAQ determined that we were eligible for an additional 180 calendar day period, or until September 6, 2016, to regain compliance. NASDAQ’s determination was based on our ability to meet the continued listing requirement for the market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this additional time period the closing bid price of our security is at least $1.0 per share for a minimum of ten (10) consecutive business days, NASDAQ will provide written confirmation of compliance and the matter will be closed.

We cannot assure you we will regain compliance with the minimum bid price requirement for continued listing during the second compliance period discussed above. We also cannot assure you our securities will meet all other applicable continued listing requirements to be listed on NASDAQ in the future. If NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2            PROPERTIES

The following table summarizes the location of real property we lease.  We do not own any real property.

Item	Address	Leased/Owned

1	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1st Floor	Leased

2	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2nd Floor	Leased

3	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, Basement	Leased

4	No. 3 Min Zhuang Road, Building 19, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1st Floor	Leased

5	Unit 601, Building B, Anhui Youth E-commerce Industrial Park, No. 88 Lanzhu Road, Baohe District, Heifei, Anhui Province, PRC	Leased

6	No. 15 First Changzheng Road, Xiaogan City, Hubei Province, PRC, 2nd Floor	Leased

The properties listed in Items 1, 2 and 3 above are our principal executive offices and are used by all of our business segments. The property listed in Item 4 is used by one of our internet advertising operating VIEs in Beijing. The property listed in Item 5 is used by one of our operating VIEs in Hefei, Anhui Province, and is primarily used by our internet advertising business segment. The property listed in Items 6 is the office for our operating VIEs in Xiaogan, Hubei province, and is primarily used by our internet advertising and TV advertising business segments.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3            LEGAL PROCEEDINGS

On October 26, 2015, Business Opportunity Online, one of our indirect wholly owned VIEs, filed a civil action against Beijing 58 Information Technology Co., Ltd. (“Beijing 58”) in the Chaoyang District People’s Court of Beijing. Business Opportunity Online is seeking a court order to establish that it owns a 17.5% equity interest in Beijing 58, one of the VIEs owned by 58.com Inc. On January 20, 2016, the Chaoyang District People’s Court of Beijing rendered its ruling that Business Opportunity Online did not own 17.5% equity interest in Beijing 58. On February 15, 2016, Business Opportunity Online filed an appeal of the decision in the Beijing Third Intermediate People’s Court. We believe that it is too early and uncertain to assess the potential outcome of this lawsuit.

ITEM 4            MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been listed on the Nasdaq Captial Market under the symbol “CNET” since October 29, 2013. Prior to that time, from September 14, 2010 through October 28, 2013, our Common Stock was listed on Nasdaq Global Market under the symbol “CNET”. Prior to that time, from March 4, 2010 through September 13, 2010, our Common Stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that time, our Common Stock was quoted on the OTC Bulletin Board (“OTCBB “) under the trading symbol “EMZG”, until August 14, 2009, when our ticker symbol was change to “CHNT”. The last reported price for our Common Stock on the Nasdaq Capital Market on April 12, 2016 was $0.67 per share.

The following table shows the high and low closing sale prices for our Common Stock reported by the Nasdaq Capital Market for the two years ended December 31, 2015 and subsequent periods.

Year	Period	High	Low
2014	First Quarter	$2.19	$0.75

	Second Quarter	$1.79	$0.76

	Third Quarter	$3.48	$0.64

	Fourth Quarter	$3.17	$1.05

2015	First Quarter	$2.26	$1.20

	Second Quarter	$1.73	$1.23

	Third Quarter	$1.31	$0.77

	Fourth Quarter	$1.00	$0.80

2016	First Quarter	$0.83	$0.64

	Second Quarter (through April 12, 2016)	$0.70	$0.65

Holders

As of April 12, 2016, there were approximately 650 record holders of our Common Stock.

Dividends

We have never paid any dividends on our Common Stock and we plan to retain earnings, if any, for use in the development and growth of our business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. If we ever determine to pay a dividend, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency from China for the payment of such dividends from the profits of our PRC subsidiaries and VIEs.

Securities Authorized for Issuance Under Equity Compensation Plans

Additional information required under this item is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information."

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2015, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of our company’s incorporation until June 26, 2009, when our company consummated the Share Exchange (as defined below), our company’s activities were primarily concentrated in web server access and company branding in hosting web based e-games.

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing, communication, O2O sales channel expansion and the related data services to SMEs in China.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. To satisfy PRC laws and regulations, we conduct certain business in the PRC through our Variable Interest Entities (“VIEs”). Through a series of contractual agreements (the “Contractual Agreements” or “VIE Agreements”) between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”) and its common individual owners (the “PRC Shareholders” or the “Control Group”), we, through Rise King WFOE, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

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

Through our PRC operating subsidiaries, VIEs and VIEs’ subsidiaries, we primarily operate a one-stop services for our clients through our integrated service platforms, including multi-channel advertising and promotion platform and social networking and services distribution platform. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals and our TV production and advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile, and television, we also generate effective sales leads and provide search engine marketing services through this platform to maximize market exposure and effectiveness for our clients. Our social networking and services distribution platform is an information and service portal for entrepreneurs or any individual who plans to start their own business. It is built to serve the community of entrepreneurs to assist them with developing their business, as well as sharing their resources. We also use this platform to develop the distribution channels for our online to offline (O2O) sales channel expansion services in different cities in the PRC. During the past two years, we developed our SMEs intelligent operation and marketing data service applications, which consists of several online cloud technology based sales, client membership management and other administrative operational management tools specifically designed for small business in China to match their simplicity. We intend to use these applications to create community-based consumption ecosystem, deploy our Big Data collection technologies and analyze offline businesses’ operational data and customers’ consumption data to help the SMEs improve the conversion rate of the purchase from their clients and provide them with related data services..

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

Comparability due to discontinued operation

We exited our brand management and sales channel building business segment, which qualified for presentation as a discontinued operation in accordance with ASC Topic 205 “Presentation of Financial Statements”. As a result, the results of operations of this business was reported in discontinued operation as a separate component in our consolidated statements of operations and comprehensive loss for all periods presented. Certain accounts in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 and related notes have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component.

Cash flows from discontinued operation for the years ended December 31, 2015 and 2014 were combined with the cash flows from continuing operations within each of the three categories.

Foreign currency translation and transactions

Our functional currency is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”). The functional currency of our PRC operating subsidiaries and VIEs is Renminbi (“RMB’), and PRC is the primary economic environment in which we operate.

For financial reporting purposes, the financial statements of our PRC operating subsidiaries and VIEs, which are prepared using the RMB, are translated into our reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net income/loss of the consolidated financial statements for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2015	2014
Balance sheet items, except for equity accounts	6.4936	6.1190

	Year ended December 31,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.2284	6.1428

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

As discussed before, we have committed to a plan to sell liansuo.com, which is a portion of our internet advertising reporting unit that constitutes a business. In accordance with ASC Topic 350: “Intangibles-Goodwill and Others” Subtopic 20-40, goodwill associated with that business unit shall be included in the carrying amount of the business to determine the gain or loss on disposal. In accordance with ASC 350-20-40-3 through ASC 350-20-40-7, we first allocated goodwill associated with our internet advertising reporting unit to the carrying value of lianso.com based on the relative fair value of lianso.com and the portion of this reporting unit that will be retained, and then performed goodwill impairment test for goodwill remaining in the portion of the reporting unit to be retained using its adjusted carrying value.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

We measure our intangible assets and goodwill at fair value on a nonrecurring basis and they are recorded at fair value using income approach only when impairment is recognized. The fair value of intangible assets and goodwill was determined using income approach by utilizing significant level 3 unobservable internally-developed inputs within the fair value hierarchy. The following table presents the quantitative information of the significant unobservable internally-developed inputs utilized in our level 3 fair value measurement:

	Valuation technique(s)	Unobservable inputs	Ranges

As of December 31, 2015

Intangible assets	Multi-period Excess Earning	Remaining useful life	1-7 years
		Discount rate	23.0%
		Decline in EBIT without non-compete agreement	10%
		Annual customer attrition rate	15%

Goodwill	Discounted Cash Flow	Projection year	5 years
		Discount rate	23.0%
		Terminal growth rate	3.5%

As of December 31, 2014

Intangible assets	Multi-period Excess Earning	Remaining useful life	1.17-5.17 years
		Discount rate	24.4%-26.2%
		Decline in EBIT without non-compete agreement	10%
		Annual customer attrition rate	15%

Goodwill	Discounted Cash Flow	Projection year	6 years
		Discount rate	24.4%-26.2%
		Terminal growth rate	3.5%

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

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. We did not have any interest and penalties associated with tax positions for the years ended December 31, 2015 and 2014 and did not have any significant unrecognized uncertain tax positions as of December 31, 2015 and 2014.

i). We were incorporated in the State of Nevada. Under the current laws of Nevada, we are not subject to state corporate income tax. We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the year ended December 31, 2015, or any prior periods. We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the year ended December 31, 2015, or any prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

•	In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. During 2015, Business Opportunity Online reapplied for the qualification as a High and New Technology Enterprise. In November 2015, Business Opportunity Online received the formal certificate as a High and New Technology Enterprise, which enabled the entity to continue to enjoy the favorable statutory tax rate of 15% until November 2018. Therefore, for the years ended December 31, 2015 and 2014, the applicable income tax rate of Business Opportunity Online was both 15%.

•	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was both 12.5% for the years ended December 31, 2015 and 2014. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

•	The applicable income tax rate for the rest of our PRC operating entities was 25% for the years ended December 31, 2015 and 2014.

•	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the years ended December 31, 2015 and 2014, all of the preferential income tax treatments enjoyed by our PRC subsidiaries and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where our respective PRC subsidiaries and VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of us. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2.	Turnover taxes and the relevant surcharges

Service revenues provided by our PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2015 and 2014, our service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction our PRC operating subsidiaries and VIE operate in.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement -Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from GAAP the concept of extraordinary items. The Board concluded that the amendments in this ASU will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendment in this ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Overall, the amendments in this ASU are an improvement to current GAAP because they simplify the Codification and reduce the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and because they place more emphasis on risk of loss when determining a controlling financial interest. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in this ASU defer the effective date of ASU No. 2014-09 for all entities by one year. ASU No. 2014-09, issued in May 2014, clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, this ASU supersedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of this ASU requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We will adopt the amendments in this ASU from January 1, 2016. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU require that an entity that has an available-for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amendments in this ASU affect the guidance in ASU No. 2014-09, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of ASU No. 2014-09, which is deferred by ASU No. 2015-14 by one year. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this ASU affected all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.            RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year ended December 31,
	2015	2014
	US$	US$
Revenues
From unrelated parties	$31,522	$37,613
From related parties	743	353
	32,265	37,966
Cost of revenues	24,655	31,671
Gross profit	7,610	6,295

Operating expenses
Sales and marketing expenses	4,586	6,916
General and administrative expenses	7,498	5,780
Research and development expenses	2,164	2,660
(Gain) on disposal of VIEs	(20)	(266)
Impairment on equity method investments	874	-
Goodwill impairment and impairment on fixed assets and intangible assets	1,824	4,193
	16,926	19,283

Loss from operations	(9,316)	(12,988)

Other income (expenses)
Interest income	117	122
Interest expense	(47)	(52)
Other income (expenses)	34	(28)
	104	42
Loss before income tax benefit, equity method investments, noncontrolling interests and discontinued operation	(9,212)	(12,946)
Income tax benefit	1,496	478
Loss before equity method investments, noncontrolling interests and discontinued operation	(7,716)	(12,468)
Share of (losses)/income in equity investment affiliates	(2)	47
Net loss from continued operations	(7,718)	(12,421)
Loss from discontinued operation, net of income tax	(1,465)	(1,471)
Net loss	(9,183)	(13,892)
Net loss attributable to noncontrolling interests from continued operations	91	154
Net loss attributable to ChinaNet Online Holdings, Inc.	$(9,092)	$(13,738)

Loss per share
Loss from continued operations per common share
Basic and diluted	$(0.29)	$(0.55)
Loss from discontinued operations per common share
Basic and diluted	$(0.05)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	26,765,673	22,414,523

REVENUES

The following tables set forth a breakdown of our total revenues, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2015		2014
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement	$19,569	60.7%	$17,597	46.3%
-Technical services	363	1.1%	725	1.9%
-Search engine marketing service	11,083	34.3%	12,939	34.1%
Internet advertisement and related services	31,015	96.1%	31,261	82.3%
TV and Bank kiosk advertisement*	1,250	3.9%	6,705	17.7%
Total	$32,265	100%	$37,966	100%

* Previously, we had four reportable operating segments, which included Internet adverting, TV advertising, Bank kiosk advertising, and Brand management and sales channel building. As discussed, we exited the bank kiosk advertising and brand management and sale channel building segments, of which the brand management and sale channel building segment qualify for presentation as a discontinued operation, which results of operations was presented as loss from discontinued operations as a separate component in the statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014, respectively. Since the revenue generated from our bank kiosk segment were immaterial, we combined the performance of our bank kiosk segment with our TV advertising segment for the years ended December 31, 2015 and 2014 as presented above.

Total Revenues: Excluding revenue generated from discontinued operation for the years ended December 31, 2015 and 2014, our total revenues decreased to US$32.3 million for the year ended December 31, 2015 from US$38.0 million for the year ended December 31, 2014, which represents a 15% decrease. The decrease in our total revenues for the year ended December 31, 2015 was primarily due to the decrease in our TV advertising revenue during the year.

We derive the majority of our advertising service revenues from the sale of advertising space on our internet portals, sales of effective sales lead information, providing search engine marketing (“SEM”) service and other related value added technical support and services and content management services to unrelated third parties and to certain related parties. We also derive revenue from the sale of advertising time purchased from different provincial satellite TV stations. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the years ended December 31, 2015 and 2014, our service revenue from related parties in the aggregate was less than 2.5% of the total revenue for each respective reporting period.

Our advertising service revenues are recorded net of any sales discounts. Sales discounts include volume discounts and other customary incentives offered to our small and medium-sized franchise and merchant clients, including providing them with additional advertising time for their advertisements if we have unused space available on our websites and represents the difference between our official list price and the amount we actually charge our clients. For advertising services, we typically sign service contracts with our small and medium-sized franchisor and other clients that require us to place the advertisements on our portal websites in specified locations on the sites and for agreed periods; and/or place the advertisements onto our purchased advertisement time during specific TV programs for agreed periods. We recognize revenues as the advertisement airs over the contractual term based on the schedule agreed upon with our clients. Revenue from SEM services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium. We recognize this revenue on a gross basis, as we believe that we act as the primary obligor of this transaction, which is considered the most important factor for a gross revenue recognition in accordance with ASC Topic 605, subtopic 45. We also sell effective sales lead information to our clients, which is recognized based on fixed price per sales lead when information is delivered and accepted by clients.

The tables below summarize the revenues, cost of revenues, gross profit and net loss generated from each of our VIEs and subsidiaries for the years ended December 31, 2015 and 2014, respectively, with inter-company transactions eliminated:

For the year ended December 31, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE	363	-	363
Business Opportunity Online and subsidiaries	31,000	743	31,743
Beijing CNET Online and subsidiaries	159	-	159
Total revenue	31,522	743	32,265

For the year ended December 31, 2015:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE	-	363
Business Opportunity Online and subsidiaries	24,649	7,094
Beijing CNET Online and subsidiaries	6	153
Total	24,655	7,610

For the year ended December 31, 2015:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(425)
Business Opportunity Online and subsidiaries	(4,441)
Beijing CNET Online and subsidiaries	(110)
ChinaNet Online Holdings, Inc.	(2,742)
Total net loss from continued operations before allocation to the noncontrolling interest	(7,718)
Quanzhou Zhiliang (loss from discontinued operation)	(1,465)
Total net loss before allocation to the noncontrolling interest	(9,183)

For the year ended December 31, 2014:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE	725	-	725
Business Opportunity Online and subsidiaries	36,612	353	36,965
Beijing CNET Online and subsidiaries	276	-	276
Total revenue	37,613	353	37,966

For the year ended December 31, 2014:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE	3	722
Business Opportunity Online and subsidiaries	31,655	5,310
Beijing CNET Online and subsidiaries	13	263
Total	31,671	6,295

For the year ended December 31, 2014:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE	(53)
Business Opportunity Online and subsidiaries	(6,865)
Beijing CNET Online and subsidiaries	(182)
ChinaNet Online Holdings, Inc.	(5,321)
Total net loss from continued operations before allocation to the noncontrolling interest	(12,421)
Quanzhou Zhiliang (loss from discontinued operation)	(1,471)
Total net loss before allocation to the noncontrolling interest	(13,892)

Management considers revenues generated from internet advertising, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

•	Internet advertising revenues for the year ended December 31, 2015 were approximately US$19.60 million, compared to US$17.6 million for the same period in 2014, represents a 11% increase. During 2015, we continued to place persistent effort in integrating and upgrading our internet advertising and marketing services to our SME clients. As a result, starting from the second fiscal quarter of 2015, the performance of our internet advertising segment improved. Along with eliminating smaller and non-profitable clients, the number of larger customers served by us continued to increase, and our client’s average consumption amount for our internet advertising services also increased as compare with that in the same period of last year, which led the increase in our internet advertising revenue for 2015. We will continue to invest in developing new service modules for our clients. We believe that launch of new services in future periods will help to increase our market penetration in the SME segment, thereby continue to increasing our recurring revenues in the future.

•	Revenues generated from technical services offered by Rise King WFOE were US$0.36 million and US$0.73 million for the years ended December 31, 2015 and 2014, respectively, which was insignificant for both the years ended December 31, 2015 and 2014.

•	Revenue generated from search engine marketing services for the year ended December 31, 2015 and 2014 was approximately US$11.1 million and US$12.9 million, respectively. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. Management believes this service will be an effective supplement to the internet advertising services provided to our clients, and will help increase the overall satisfaction on our services, thereby increasing recurring revenues and number of clients from online advertising and marketing in the future.

•	For the years ended December 31, 2015 and 2014, total revenues generated from our TV and bank kiosk advertising business was US$1.25 million and US$6.71 million, respectively. Our TV advertising revenue decreased to US$1.09 million for the year ended December 31, 2015 from US$6.43 million for the same period in 2014. Due to the adoption of a restriction notice to TV shopping infomercials broadcasted in provincial satellite television station, issued by the SARFT in October 2013, which further restricts the content, air time and duration of these infomercials, the demand of TV advertising service from our clients decreased accordingly. We will continue to monitor our clients’ needs of the TV advertising services and improve the profitability of this business segment in future periods. For the years ended December 31, 2015 and 2014, revenues from our bank kiosk advertising was approximately US$0.16 million and US$0.28 million, respectively. It was not a significant contributor to revenue for both the years ended December 31, 2015 or 2014. We exited the bank kiosk business. We did not report it in our discontinued operation for the years ended December 31, 2015 and 2014, because the performance of this business segment was insignificant.

Cost of Revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising services, marketing services and technical services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2015			2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement	$19,569	12,855	34%	$17,597	13,080	26%
-Technical services	363	-	100%	725	3	100%
-Search engine marketing service	11,083	10,760	3%	12,939	12,562	3%
Internet advertisement and related services	31,015	23,615	24%	31,261	25,645	18%
TV and Bank kiosks advertisement*	1,250	1,040	17%	6,705	6,026	10%
Total	$32,265	$24,655	24%	$37,966	$31,671	17%

* Previously, we had four reportable operating segments, which included Internet adverting, TV advertising, Bank kiosk advertising, and Brand management and sales channel building. As discussed, we exited the bank kiosk advertising and brand management and sale channel building segments, of which the brand management and sale channel building segment qualify for presentation as a discontinued operation, which results of operations was presented as loss from discontinued operations as a separate component in the statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014, respectively. Since revenue generated from and cost of revenue incurred by our bank kiosk segment were immaterial, we combined the performance of our bank kiosk segment with our TV advertising segment for the years ended December 31, 2015 and 2014 as presented above.

Cost of revenues: Excluding cost of revenues incurred by discontinued operation for the years ended December 31, 2015 and 2014, our total cost of revenues decreased to US$24.66 million for the year ended December 31, 2015 from US$31.67 million for the same period in 2014. Our cost of revenues related to our advertising and marketing services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, TV advertisement time costs purchased from TV stations and other direct costs associated with providing services. The decrease in our total cost of revenues for the year ended December 31, 2015 was primarily due to the decrease in our TV advertising cost of revenues during the year, which was in line with the decrease in TV advertising revenues during the year as discussed above.

•	Cost associated with obtaining internet resources was the largest component of our cost of revenue for internet advertisement, accounting for over 80% of our total internet advertisement cost of sales. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihoo 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the years ended December 31, 2015 and 2014, our total cost of sales for internet advertising was US$12.86 million and US$13.08 million, respectively. As discussed above, during 2015, we placed persistent effort in integrating and upgrading our internet advertising and marketing services to our clients, along with eliminating smaller and non-profitable clients, the number of larger customers served by us continued to increase, and the average consumption amount for our internet advertising services also increased as compare with that in the same period of last year. As a result, the gross margin rate for our internet advertising revenue increased to 34% for the year ended December 31, 2015, compared to 26% for the same periods of last year.

•	Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the years ended December 31, 2015 and 2014 was approximately 3%.

•	For the years ended December 31, 2015 and 2014, total cost of revenues of our TV and bank kiosk advertising business was US$1.04 million and US$6.03 million, respectively. TV advertisement time cost is the largest component of our cost of revenue for TV advertisement revenue. We purchase TV advertisement time from provincial TV stations and resell it to our TV advertisement clients. Our TV advertisement time cost was approximately US$1.03 million and US$6.01 million for the years ended December 31, 2015 and 2014, respectively. The decrease in our total TV advertisement time cost was in line with the decrease in our TV advertising revenue for the year ended December 31, 2015 as compared to that in the same periods of 2014. Gross margin rate of our TV business for the years ended December 31, 2015 and 2014 was 5% and 6%, respectively. Cost of revenue of our bank kiosk advertising business was approximately US$0.01 million for the years ended December 31, 2015 and 2014.

Gross Profit

As a result of the foregoing, our gross profit was US$7.6 million for the year ended December 31, 2015, compared to US$6.3 million for the same period in 2014. Our overall gross margin rate increased to 24% for the year ended December 31, 2015, from 17% for the same period in 2014. The increase was a direct result of the increase in the overall gross margin rate of our internet advertising segment to 24% for the year ended December 31, 2015, compared to 18% for the same period in last year.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, gain on deconsolidation of VIEs and impairment losses on long-term assets and goodwill. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

We exited our brand management and sales channel building business segment, which qualifies for presentation as a discontinued operation. The result of operations of this business was reported in discontinued operation as a separate component in the consolidated statements of operations and comprehensive loss for all periods presented. As a result, operating expenses amounts in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component.

	Year ended December 31,
	2015		2014
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$32,265	100%	$37,966	100%
Gross Profit	7,610	24%	6,295	17%
Sales and marketing expenses	4,586	14%	6,916	18%
General and administrative expenses	7,498	23%	5,780	15%
Research and development expenses	2,164	7%	2,660	7%
Gain on deconsolidation of VIEs	(20)	-	(266)	-
Impairment on equity method investments	874	3%	-	-
Goodwill impairment and impairment on fixed assets and intangible assets	1,824	5%	4,193	11%
Total operating expenses	16,926	52%	19,283	51%

Operating Expenses:   Our operating expenses was US$16.9 million and US$19.3 million for the years ended December 31, 2015 and 2014, respectively.

•	Sales and marketing expenses: For the year ended December 31, 2015, our sales and marketing expenses decreased to US$4.59 million from US$6.92 million for the same period of 2014. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the year ended December 31, 2015, the change in our selling expenses was primarily due to the following reasons: (1) the increase in staff salary, bonus, employee related benefit expenses and other general selling expenses, such as travelling expenses, business and entertainment expenses and communication expenses of approximately US$0.26 million; (2) the decrease in share-based compensation expenses of approximately US$0.99 million, which was primarily due to recognition of related compensation expense for the restricted common stock granted and vested in December 2014; and (3) the decrease in our brand marketing expenses of approximately US$1.60 million, which we spent through key search engines to promote our brand, websites and services. We will continue to actively participate in both domestic and international SME exhibitions and government supported employment promotion programs, which are considered cost-effective ways to build our brand in future years.

•	General and administrative expenses: General and administrative expenses increased to US$7.5 million for the year ended December 31, 2015 from US$5.8 million for the same period in 2014. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the year ended December 31, 2015, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increased in staff salary and benefit expenses of approximately US$0.6 million; (2) the increase in general administrative expenses, such as: professional service expenses, depreciation and amortization expenses and general office expenses of approximately US$1.2 million; (3) the net effect of increase in allowance for doubtful accounts of approximately US$0.8 million; and (4) the decrease in share-based compensation expenses of approximately US$0.9 million, which was primarily due to recognition of related compensation expense for the restricted common stock and common stock purchase options granted and vested in December 2014.

•	Research and development expenses: Research and development expenses were US$2.2 million and US$2.7 million for the years ended December 31, 2015 and 2014, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. For the year ended December 31, 2015, the decrease in research and development expenses was primarily due to the decrease in share-based compensation expenses, which primarily related to the restricted common stock granted and vested in December 2014. We will continue our research and development efforts in expanding, optimizing and enhancing the technology of our portal website, upgrading our advertising and internet management software and further integrating and developing our new data service through operation and marketing data service applications in future years.

•	Gain on disposal of VIEs: For the years ended December 31, 2015 and 2014, we recognized a gain of approximately US$0.02 million and US$0.27 million in relation to deconsolidation of our former VIEs, respectively.

•	Impairment on equity method investments: We had two equity investment affiliates, Shenzhen Mingshan and Zhao Shang Ke Hubei, based on the facts of the significant decline in level of business activities during 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant. As a result, we reduced the carrying value of these investments to zero as of December 31, 2015 by recognizing approximately US$0.87 million of impairment loss for the year ended December 31, 2015.

•	Goodwill impairment and impairment on fixed assets and intangible assets: For the year ended December 31, 2015, we recognized approximately US$0.17 million impairment loss on bank kiosk equipment and US$1.55 million impairment loss on a domain name, which had ceased to be used as of December 31, 2015. For the years ended December 31, 2015 and 2014, we performed annual impairment test on our intangible assets and goodwill. For the year ended December 31, 2015, we recorded approximately US$0.1 million impairment loss associated with non-compete agreement of our internet advertising reporting unit and recorded no further impairment loss associated with goodwill of our internet advertising reporting unit. For the year ended December 31, 2014, we recorded approximately US$0.44 million and US$3.75 million impairment loss for non-compete agreement and goodwill of our internet advertising reporting unit, respectively.

Loss from operations: As a result of the foregoing, our loss from operations was approximately US$9.32 million and US$12.99 million for the years ended December 31, 2015 and 2014, respectively.

Interest income: For the years ended December 31, 2015 and 2014, interest income earned was primarily contributed from the approximately US$3.5 million of term deposit we placed in a major financial institution in the PRC.

Interest expense: For the years ended December 31, 2015 and 2014, interests expenses we paid were primarily related to the approximately US$0.8 million of short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs, which was matured in July 2015 with no further extension.

Loss before income tax benefit, equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before income tax benefit, equity method investment, noncontrolling interest and discontinued operation was approximately US$9.21 million and US$12.95 million for the years ended December 31, 2015 and 2014, respectively.

Income tax benefit: We recognized a net income tax benefit of approximately US$1.50 million and US$0.48 million for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, net income tax benefit included: (1) current income tax expense of approximately US$0.004 million; and (2) deferred income tax benefit of approximately US$1.50 million. For the year ended December 31, 2014, net income tax benefit included (1) current income tax expense of approximately US$0.19 million; and (2) deferred income tax benefit of approximately US$0.66 million. For the years ended December 31, 2015 and 2014, (1) deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years was approximately US$0.14 million and US$0.17 million, respectively, (2) deferred income tax benefit recognized for provision of impairment losses on intangible assets and equity method investments was approximately US$0.63 million and US$0.11 million for the years ended December 31, 2015 and 2014, respectively. We also recognized an approximately US$0.73 million and US$0.38 million net deferred income tax benefit in relation to a portion of the net operating losses carry forward incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate, after deduction of US$0.05 million and US$0.59 million net allowance for the years ended December 31, 2015 and 2014, respectively, which related to the portion of the net operating loss carry forward, that we consider likely not be able to utilized due to insufficient future earnings.

Loss before equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before equity method investment, noncontrolling interest and discontinued operation was approximately US$7.72 million and US$12.47 million for the years ended December 31, 2015 and 2014, respectively.

Share of (losses) /income in equity investment affiliates: For the years ended December 31, 2015 and 2014, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan of approximately US$0.002 million US$0.004 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, we did not recognize any of our pro-rata shares of loss in Zhao Shang Ke Hubei, as the amount was immaterial. For the year ended December 31, 2014, we recognized our pro-rata share of gain of approximately US$0.05 million in Zhao Shang Ke Hubei. Given the foregoing, net amount recognized as share of losses in equity investment affiliates was approximately US$0.002 million for the year ended December 31, 2015, net amount recognized as share of gain in equity investment affiliates was approximately US$0.05 million for the year ended December 31, 2014.

Net loss from continued operations: As a result of the foregoing, we incurred a net loss of US$7.72 million and US$12.42 million for the years ended December 31, 2015 and 2014, respectively.

Loss from discontinued operation, net of income tax: Since we exited our brand management and sales channel building business segment which qualified for presentation as a discontinued operation, the results of operations of this segment was reported as loss from discontinued operations as a separate component in our statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014, respectively. Major line items constituting pre-tax net loss and net loss of the discontinued operation are as follows:

	Year Ended December 31,
	2015	2014
	US$(’000)	US$(’000)

Revenues	272	931
Cost of revenues	149	603
Total Operating expenses	359	527
Impairment on intangible assets	169	547
Impairment on goodwill	1,117	900
Not loss before income tax benefit	(1,522)	(1,646)
Income tax benefit	57	175
Net loss	(1,465)	(1,471)

Net loss: As a result of the foregoing, for the years ended December 31, 2015 and 2014, we incurred a total net loss from continued and discontinued operations of approximately US$9.18 million and US$13.89 million, respectively.

Loss attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the years ended December 31, 2015 and 2014, net loss allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.09 million and US$0.15 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$9.09 million and US$13.74 million for the years ended December 31, 2015 and 2014, respectively.

B.            LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2015, we had cash and cash equivalents of approximately US$5.5 million and we also have approximately US$3.3 million of term deposit placed in one of the major financial institutes in China which will expire in July 2016.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to TV advertising slots and internet resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies to enhance the functionality of the management tools for providing our advertising, marketing and data services and to secure the safety of our general network, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from operating activities we generated. Our existing cash is adequate to fund operations for the next twelve months.

The following table provides detailed information about our net cash flow for the periods indicated:

	Year ended December 31,
	2015	2014
	Amounts in thousands of US dollars

Net cash provided by operating activities	$5,732	$1,958
Net cash (used in)/provided by investing activities	(4,627)	891
Net cash used in financing activities	(131)	(1,257)
Cash and cash equivalents included in assets held for sale	(189)	-
Effect of foreign currency exchange rate changes on cash	(319)	3
Net increase in cash and cash equivalents	$466	$1,595

Net cash provided by operating activities:

For the year ended December 31, 2015, our net cash provided by operating activities of approximately US$5.73 million were primarily attributable to:

(1)	net loss excluding approximately US$1.77 million of non-cash expenses of depreciation, amortizations; approximately US$2.26 million share-based compensation; approximately US$0.09 million of provision for doubtful accounts; approximately US$1.56 million of net deferred income tax benefit and approximately US$3.98 million impairment loss on goodwill, intangibles, fixed assets and equity investments, approximately US$0.02 million gain on deconsolidation of VIE, of approximately US$2.60 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	other receivables decreased by approximately US$6.37 million, which was primarily due to subsequent collection of TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	prepayment and deposit to suppliers decreased by approximately US$1.48 million, primarily due to decrease in contractual deposit amount paid to internet resources providers in 2015 as compared to that in 2014;

-	advance from customers increased by approximately US$1.15 million;

-	other current assets decreased, other current liabilities increased by approximately US$0.28 million in the aggregate; and

-	we recognized an approximately US$0.14 million contingent liabilities related to possible additional internet resources cost that might be incurred due to the fact that more likely than not we may not able to meet the minimum consumption amount requirement set forth in a purchase contract.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$0.57 million; and

-	accounts payable decreased by approximately US$0.51 million.

For the year ended December 31, 2014, our net cash provided by operating activities of approximately US$1.96 million were primarily attributable to:

(1)	net loss excluding approximately US$1.44 million of non-cash expenses of depreciation, amortizations; approximately US$4.84 million share-based compensation; approximately US$0.86 million of reversal of bad debts provisions; approximately US$0.05 million of share of income in equity investment affiliates; approximately US$0.27 million gain in deconsolidation of VIE, approximately US$0.85 million of net deferred income tax benefit and approximately SU$5.64 million impairment loss on goodwill and intangibles, of approximately US$4.00 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivables decreased by approximately US$1.37 million, which was primarily due to collection of the marketing campaign related loan made for the production of the TV series “Xiao Zhan Feng Yun”;

-	accounts receivable and due from related parties for the advertising and marketing services provided decreased by approximately US$5.68 million due to subsequent collection;

-	accounts payable increased by approximately US$0.39 million; and

-	other payables increased by approximately US$0.32 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers increased by approximately US$1.50 million, which was primarily for the purchasing of internet resources from key search engines in China;

-	advance from customers decreased by approximately US$0.12 million;

-	taxes payable decreased by approximately US$0.08 million; and

-	other current assets increased by approximately US$0.04 million, accrued payroll and expenses decreased by approximately US$0.06 million.

Net cash (used in)/provided by investing activities:

For the year ended December 31, 2015, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.36 million for the purchase of general office equipment and expenditures on leasehold improvements; (2) we paid approximately US$2.78 million to settle the remaining balance related to the purchasing of software technology, which transaction consummated in December 2014 and US$1.10 million for purchasing of software products related to cloud video management system and other general office software; (3) we received approximately US$0.77 million prepayment refund related to a software development contract terminated in November 2015; and (3) we made investments of approximately US$1.16 million in the aggregate to our cost/equity method investees during the year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$4.63 million for the year ended December 31, 2015.

For the year ended December 31, 2014, our cash provided by investing activities included the following transactions: (1) we spent approximately US$0.28 million for purchase of general office equipment and expenditures on leasehold improvements; (2) we prepaid approximately US$0.85 million for the development of software systems related to internet environment monitoring, network security and system optimization to enhance the overall safety and efficiency of our network system; (3) we collected approximately US$0.79 million of short-term loan that we lent to an unrelated entity in last year; (4) we made an investment of approximately US$0.02 million in a cost method investee during the year; (5) we collected approximately US$1.6 million of receivables related to disposal of two of our former VIEs in November 2013; and (6) the cash effect of deconsolidation of a VIE in 2014 of approximately US$0.36 million, which was recorded as a cash outflow from investing activities. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$0.89 million for the year ended December 31, 2014.

Net cash used in financing activities:

For the year ended December 31, 2015, our net cash used in financing activities was approximately US$0.13 million which primarily consisted of the following transactions: (1) we repaid our short-term bank loan of approximately US$0.80 million that matured on September 29, 2015; (2) we repaid approximately US$0.31 million of the remaining balance due to the noncontrolling interest of one of our VIEs in relation to the working capital loan we borrowed in previous years; and (3) we received approximately US$0.98 million guarantee payment and prepayment from two of our new investors in relation to the security purchase agreements we entered into with them in May 2015. In the aggregate, these transactions resulted in a net cash outflow from financing activities of approximately US$0.13 million for the year ended December 31, 2015.

For the year ended December 31, 2014, our net cash used in financing activities was approximately US$1.26 million which primarily consisted of the following transactions: (1) we repaid our short-term bank loan of approximately US$0.81 million that matured on July 31, 2014; (2) we renew the short-term bank loan of approximately US$0.81 million on September 30, 2014, which expired on September 29, 2015; (3) we borrowed approximately US$0.72 million from the noncontrolling interest of one of our VIEs to supplement the short-term working capital needs of this VIE; (4) we repaid approximately US$0.08 million to this noncontrolling interest of our VIE during the year; and (5) we repaid approximately US$1.89 million of the former inter-company loan to our former VIE. In the aggregate, these transactions resulted in a net cash outflow from financing activities of approximately US$1.26 million for the year ended December 31, 2014.

Restricted Net Assets

As most of our operations are conducted through our PRC subsidiaries and VIEs, our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC subsidiaries and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIEs included in our consolidated net assets are also not distributable for dividend purposes.

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

As a result of these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2015 and 2014, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets, was approximately US$6.7 million and US$7.3 million, respectively.

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

As of December 31, 2015 and 2014, there were approximately US$22.9 million and US$30.8 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiaries and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million statutory reserve funds as of December 31, 2015 and 2014, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiaries’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$6.7 million and US$7.3 million restricted net assets as of December 31, 2015 and 2014, respectively, as discussed above.

C.           Off-Balance Sheet Arrangements

None.

D.            Disclosure of Contractual Obligations

The following table sets forth our company’s operating lease commitment as of December 31, 2015:

Office Rental
US$(’000)
Year ending December 31,
-2016	237
-2017	110
347

In May 2015, we entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.5 million). As of December 31, 2015, we had paid in the aggregate of RMB6.65 million (approximately US$1.02 million) in accordance with the payment schedule set forth in the contract. The transaction as contemplated under the contract is expected to be consummated in 2016 and the remaining unpaid contract amount is expected to be paid in 2016.

In November 2015, we entered into a contract to engage an unrelated third party to develop software systems related to Internet operation safety, information exchange security and data encryption and management. The total contract amount was RMB13 million (approximately US$2 million). We have paid approximately RMB9.1 million (approximately US$1.4 million) during the first fiscal quarter of 2016. The transaction as contemplated under the contract is expected to be consummated in 2016 and the remaining unpaid contract amount is expected to be paid in 2016.

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

ITEM 9             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2015, and determined it to be effective.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, the management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B.        OTHER INFORMATION

None.

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

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement under the captions Election of Directors—Nominees of the Board of Directors; Election of Directors—Section 16(a) Beneficial Ownership Compliance; Election of Directors—Board Operations; and Election of Directors—Board Committees is incorporated herein by reference.

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

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement under the caption Election of Directors—Nominees of the Board of Directors identifying the directors, and the information under the caption Election of Directors—Certain Relationships and Related Transactions is incorporated herein by reference.

ITEM 14          PRINCIPAL ACCOUNTANT FEE AND SERVICES

The information set forth in the Proxy Statement under the captions Ratification of the Appointment of Independent Accountants—Services and Fees of Independent Accountants and Ratification of the Appointment of Independent Accountants—Pre-Approval of Services is incorporated herein by reference.

PART IV.

ITEM 15          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statement’s Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

2.1	Share Exchange Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc., G. Edward Hancock, China Net Online Media Group Limited, and the shareholders of China Net Online Media Group Limited.(1)

2.2	Agreement and Plan of Merger (2)

3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)

3.2	Articles of Merger. (2)

3.3	By-laws. (4)

4.1*	2011 Omnibus Securities and Incentive Plan (9)

4.2*	ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan. (13)

10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)

10.2	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.3	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.4	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.(1)

10.5	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.6	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.7	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.8	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.9	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.10	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.11	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.12	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.13	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.14	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.15	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.16	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.17	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.18	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.19	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.20	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.21	Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited and Handong Cheng, Xuanfu Liu and Li Sun. (1)

10.22	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Handong Cheng. (1)

10.23	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Xuanfu Liu. (1)

10.24	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Li Sun. (1)

10.25	Internet Banking Experiencing All-in-One Engine Strategic Cooperation Agreement, dated August 7, 2008, by and between Henan Branch of China Construction Bank and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)

10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)

10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)

10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)

10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)

10.33*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)

10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)

10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)

10.36	Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.37	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.38	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.39	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.40	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.41	Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.42	Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.43	Equity Transfer Agreement, dated as of December 15, 2011, Among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihang, Wei Yanmin and Soo Yi Lian Mei Network Technology (Beijing) Co. Ltd. (10)

10.44	English Translation of the Equity Transfer Agreement by and among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihong and Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., dated September 10, 2012. (11)

10.45	Securities Purchase Agreement, dated May 5, 2015. (7)

10.46	Lock-Up Agreement, dated May 5, 2015. (7)

10.47	Securities Purchase Agreement, dated May 26, 2015. (12)

10.48	Lock-Up Agreement, dated May 26, 2015. (12)

14	Code of Ethics (6)

21.1	Subsidiaries of the Registrant +

23.1	Consent of Marcum Bernstein & Pinchuk LLP +

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on May 11, 2011.

(9)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 16, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on September 11, 2012.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 7, 2015.

(12)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 28, 2015.

(13)	Incorporated by reference herein to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2015.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: April 14, 2016	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2016	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: April 14, 2016	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer
(Principal Financial Officer)

Dated: April 14, 2016	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: April 14, 2016	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 14, 2016	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: April 14, 2016	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

Dated: April 14, 2016	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

CHINANET ONLINE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

New York, New York

April 14, 2016

 NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2015	2014
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$5,503	$5,037
Term deposit	3,265	3,465
Accounts receivable, net	2,549	2,407
Other receivables, net	1,910	8,392
Prepayment and deposit to suppliers	5,843	8,092
Due from related parties	41	51
Other current assets	45	61
Deferred tax assets-current	-	176
Assets classified as held for sale	1,882	-
Total current assets	21,038	27,681

Long-term investments	1,133	909
Property and equipment, net	681	943
Intangible assets, net	5,638	9,238
Deposit and prepayment for purchasing of software technology	1,024	850
Goodwill	4,396	6,772
Deferred tax assets-non current	1,550	1,037
Total Assets	35,460	47,430

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$-	$817
Accounts payable *	95	782
Advances from customers *	1,313	832
Accrued payroll and other accruals *	685	585
Due to noncontrolling interest of VIE *	-	638
Payable for purchasing of software technology *	-	2,826
Guarantee payment and prepayment from new investors	944	-
Taxes payable *	3,186	3,332
Other payables *	234	602
Liabilities classified as held for sale *	913	-
Total current liabilities	7,370	10,414

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2015	2014
	(US $)	(US $)
Long-term liabilities:
Deferred tax liability-non current *	118	964
Long-term borrowing from a director	135	143
Total Liabilities	7,623	11,521

Commitments and contingencies	129	-

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 29,640,130 shares and 29,030,130 shares at December 31, 2015 and 2014, respectively)	30	29
Additional paid-in capital	26,510	24,703
Statutory reserves	2,607	2,607
Retained (deficit)/earnings	(3,870)	5,222
Accumulated other comprehensive income	2,056	3,625
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	27,333	36,186

Noncontrolling interests	375	(277)
Total equity	27,708	35,909

Total Liabilities and Equity	$35,460	$47,430

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014
	(US $)	(US $)

Revenues
From unrelated parties	$31,522	$37,613
From related parties	743	353
Total revenues	32,265	37,966
Cost of revenues	24,655	31,671
Gross profit	7,610	6,295

Operating expenses
Sales and marketing expenses	4,586	6,916
General and administrative expenses	7,498	5,780
Research and development expenses	2,164	2,660
Gain on deconsolidation of VIEs	(20)	(266)
Impairment on equity method investments	874	-
Goodwill impairment and impairment on fixed assets and intangible assets	1,824	4,193
Total operating expenses	16,926	19,283

Loss from operations	(9,316)	(12,988)

Other income/(expenses)
Interest income	117	122
Interest expense	(47)	(52)
Other income/(expenses)	34	(28)
Total other income	104	42
Loss before income tax benefit, equity method investments, noncontrolling interests and discontinued operation	(9,212)	(12,946)
Income tax benefit	1,496	478
Loss before equity method investments, noncontrolling interests and discontinued operation	(7,716)	(12,468)
Share of (losses)/income in equity investment affiliates	(2)	47
Loss from continuing operation	(7,718)	(12,421)
Loss from discontinued operation, net of income tax	(1,465)	(1,471)
Net loss	(9,183)	(13,892)
Net loss attributable to noncontrolling interests from continued operations	91	154
Net loss attributable to ChinaNet Online Holdings, Inc.	$(9,092)	$(13,738)

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2015	2014
	(US $)	(US $)

Net loss	$(9,183)	$(13,892)
Foreign currency translation loss	(1,594)	(64)
Comprehensive Loss	$(10,777)	$(13,956)
Comprehensive loss attributable to noncontrolling interests	116	154
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(10,661)	$(13,802)

Loss per share
Loss from continued operations per common share
Basic and diluted	$(0.29)	$(0.55)
Loss from discontinued operations per common share
Basic and diluted	$(0.05)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	26,765,673	22,414,523

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(9,183)	$(13,892)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,768	1,437
Share-based compensation expenses	2,256	4,840
Provision for/(reverse of) allowances for doubtful accounts	88	(861)
Share of losses/(income) in equity investment affiliates	2	(47)
Goodwill impairment and impairment on fixed assets and intangible assets	3,110	5,639
Impairment on equity method investments	874	-
Gain on deconsolidation of VIEs	(20)	(266)
Loss on disposal of other long-term assets	63	-
Deferred taxes	(1,558)	(850)
Changes in operating assets and liabilities
Accounts receivable	(580)	5,226
Other receivables	6,369	1,370
Prepayment and deposit to suppliers	1,476	(1,499)
Due from related parties	7	449
Other current assets	13	(42)
Accounts payable	(509)	390
Advances from customers	1,152	(118)
Accrued payroll and other accruals	173	(60)
Other payables	37	318
Taxes payable	59	(76)
Commitment and contingencies	135	-
Net cash provided by operating activities	5,732	1,958

Cash flows from investing activities
Purchases of vehicles and office equipment	(356)	(280)
Payment for purchasing of software technology	(3,880)	(847)
Refund of prepayment for software development contract terminated	772	-
Repayment of short-term loan from unrelated entities	-	790
Long-term investment in cost/equity method investees	(1,163)	(18)
Collection of receivable on disposal of VIEs	-	1,604
Cash effect on deconsolidation of VIEs	-	(358)
Net cash (used in)/provided by investing activities	(4,627)	891

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2015	2014
	(US $)	(US $)

Cash flows from financing activities
Proceeds from short-term bank loan	-	814
Repayment of short-term bank loan	(803)	(814)
Short-term loan from noncontrolling interest of VIE	-	717
Repayment of short-term loan to noncontrolling interest of VIE	(312)	(81)
Repayment to former VIE	-	(1,893)
Guarantee payment and prepayment from new investors	984	-
Net cash used in financing activities	(131)	(1,257)

Cash and cash equivalents included in assets held for sale	(189)	-

Effect of exchange rate fluctuation on cash and cash equivalents	(319)	3

Net increase in cash and cash equivalents	466	1,595

Cash and cash equivalents at beginning of the year	5,037	3,442
Cash and cash equivalents at end of the year	$5,503	$5,037

Supplemental disclosure of cash flow information

Income taxes paid	$131	$204
Interest expense paid	$47	$52

Non-cash transactions:
Payable for purchasing of software technologies	$-	$2,826
Due to noncontrolling interest of VIE converted to paid-in capital of the VIE	$315	$-

See notes to consolidated financial statements’

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

Total equity

	Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling Interests	Total Equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, December 31, 2013	22,376,540	22	19,870	2,602	18,965	3,689	(123)	45,025
Restricted shares issued for services	190,000	-	117	-	-	-	-	117
Restricted shares issued to management, employees and directors	3,952,113	4	4,620	-	-	-	-	4,624
Unvested restricted shares issued to management	2,666,667	3	(3)	-	-	-	-	-
Share-based compensation expenses related to common stock purchase options issued to directors	-	-	99	-	-	-	-	99
Cancellation of restricted shares due to cessation of employment	(155,190)	-	-	-	-	-	-	-
Appropriation of statutory reserves	-	-	-	5	(5)	-	-	-
Net loss for the year	-	-	-	-	(13,738)	-	(154)	(13,892)
Foreign currency translation adjustment	-	-	-	-	-	(64)	-	(64)
Balance, December 31, 2014	29,030,130	29	24,703	2,607	5,222	3,625	(277)	35,909

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In thousands, except for number of shares)

Total equity (Continued)

	Common Stock		Additional paid-in capital	Statutory reserves	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling Interests	Total Equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Restricted shares issued for services	610,000	1	413	-	-	-	-	414
Unvested shares granted to employees	-	-	53	-	-	-	-	53
Share-based compensation expenses related to common stock purchase options issued to employees and directors	-	-	229	-	-	-	-	229
Share-based compensation expenses related to restricted common stock issued to management	-	-	1,560	-	-	-	-	1,560
Due to noncontrolling interest of VIE converted to paid-in capital of the VIE	-	-	-	-	-	-	320	320
Goodwill allocated to disposal group attributable to noncontrolling interest	-	-	(448)	-	-	-	448	-
Net loss for the year	-	-	-	-	(9,092)	-	(91)	(9,183)
Foreign currency translation adjustment	-	-	-	-	-	(1,569)	(25)	(1,594)
Balance, December 31, 2015	29,640,130	30	26,510	2,607	(3,870)	2,056	375	27,708

See notes to consolidated financial statements

1.	Organization and nature of operations

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

On June 26, 2009, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, the principal stockholder of the Company at that time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to the Company all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, marketing, communication, online to offline (O2O) sales channel expansion and the related data services to small and medium enterprises (“SMEs”) in China.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and restrict foreign ownership of business entities engaging in the advertising business. To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Through a series of contractual agreements (the “Contractual Agreements” or “VIE Agreements”) between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”) and its common individual owners (the “PRC Shareholders” or the “Control Group”), the Company, through Rise King WFOE, secures significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They also entered into an option agreement with Rise King WFOE which provides that at such time as when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

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

As of December 31, 2015, the Company’s VIE, Beijing CNET Online is a 51% shareholder of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”), a 19% shareholder of Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”), a 10% stockholder of Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd. (“Chuangshi Meiwei”) and a 10% shareholder of Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”). Business Opportunity Online is a 51% shareholder of Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), the sole shareholder of Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), the sole shareholder of Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), the sole shareholder of Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), the sole shareholder of Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), the sole shareholder of Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) and a 23.18% shareholder of Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Business Opportunity Online Hubei is the sole shareholder of Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), the sole shareholder of Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”) and a 25.5% shareholder of Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”).

During 2015, the Company incorporated two new wholly-owned investment holding companies, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), and ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online PRC”). ChinaNet Investment BVI co-incorporated ChinaNet Online Holdings Korea (“ChinaNet Korea”) with three unaffiliated individuals and beneficially own 40% equity interest in ChinaNet Korea. ChinaNet Online PRC co-incorporated ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) with two unaffiliated individuals and beneficially own 19% equity interest in ChinaNet Chuang Tou. As of the date hereof, there companies are still in its setup period and have not started its operations, respectively.

The Company operated its business primarily in China through its PRC subsidiaries and PRC operating entities, or VIEs as discussed above.

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

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of December 31, 2015 and 2014, respectively:

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$4,942	$4,239
Term deposit	3,265	3,465
Accounts receivable, net	2,492	2,407
Other receivables, net	1,712	8,349
Prepayment and deposit to suppliers	5,841	8,091
Due from related parties	24	-
Other current assets	27	58
Deferred tax assets-current	-	107
Assets classified as held for sale(1)	1,882	-
Total current assets	20,185	26,716

Long-term investments	1,113	865
Property and equipment, net	503	869
Intangible assets, net	5,630	9,238
Deposit and prepayment for purchasing of software technology	1,024	850
Goodwill	4,396	6,772
Deferred tax assets-non current	1,249	795
Total Assets	34,100	$46,105

Liabilities
Current liabilities:
Short-term bank loan	$-	$817
Accounts payable	88	782
Advances from customers	1,304	832
Accrued payroll and other accruals	309	357
Due to Control Group	11	11
Due to noncontrolling interest of VIE	-	638
Payable for purchasing of software technology	-	2,826
Taxes payable	2,733	2,846
Other payables	67	580
Liabilities classified as held for sale(1)	913	-
Total current liabilities	5,425	9,689

Deferred tax Liabilities-non current	118	964
Total Liabilities	$5,543	$10,653

Commitments and contingencies	129	-

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014
	US$(’000)	US$(’000)

Revenues	$31,902	$37,241
Cost of revenues	24,655	31,669
Total operating expenses (including impairment and other losses of long-lived assets and goodwill, impairment loss on equity investments and gain on deconsolidation of VIEs)	13,387	13,184
Loss from discontinued operations(2)	1,465	1,471
Net loss before allocation to noncontrolling interests	6,016	8,518

(1)	In the fourth quarter of 2015, in order to focus all the Company’s resources on its core business, which is Internet advertising, marketing and the related technical and data services, and to obtain sufficient working capital to continue the expansion of the services distribution channels and to support the development of the data services, the Company decided to sell its 51% equity interest in Beijing Chuang Fu Tia Xia, one of the Company’s operating VIEs, which is primarily engaged in providing Internet advertising and marketing services through one of the Company’s advertising portal, www.liansuo.com (“liansuo.com”). The Company does not consider the sale of liansuo.com is a strategic shift that has (or will have) a major effect on the Company’s operations and financial results, as it is not a significant portion of the Company’s Internet advertising business segment, therefore, not qualifying for presentation as a discontinued operation. As a result, in accordance with ASC Topic 360: “Property, Plant and Equipment”, the Company classified the assets and liabilities related to the disposal group as held for sale in the consolidated balance sheets as of December 31, 2015 but did not included its results of operations in discontinued operations for all period presented.

(2)	For the same reason as discussed above, in addition to committed a plan to sell liansuo.com, the Company also decided to exit its bank kiosk advertising and offline brand management and sales channel building business segments, which businesses were operated by the Company through its operating VIEs. The Company does not consider the exit from its bank kiosk advertising business qualifying for presentation as a discontinued operation as its effect on the Company’s operations and financial results was and will be insignificant. Therefore, in accordance with ASC Topic 205: “Presentation of Financial Statements”, the results of operations of brand management and sales channel building were reported in discontinued operations as a separate component in the consolidated statements of operations and comprehensive loss for all periods presented.

3.	Summary of significant accounting policies

a)	Basis of presentation

The consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

As discussed in Note 2, the Company exited its brand management and sales channel building business segment, which qualified for presentation as a discontinued operation in accordance with ASC Topic 205. As a result, the results of operations of this business was reported in discontinued operation as a separate component in the Company’s consolidated statements of operations and comprehensive loss for all periods presented.

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

c)	Comparability due to discontinued operation

Certain accounts in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 and related notes have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component. See Note 26 for the related detail disclosures.

Cash flows from discontinued operation for the years ended December 31, 2015 and 2014 were combined with the cash flows from continuing operations within each of the three categories.

d)	Use of estimates

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

e)	Foreign currency translation and transactions

The functional currency of the Company is United States dollars (“US$”), and the functional currency of China Net HK is Hong Kong dollars (“HK$”). The functional currency of the Company’s PRC operating subsidiaries and VIEs is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company’s PRC operating subsidiaries and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the consolidated statements of operations and comprehensive loss for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2015	2014
Balance sheet items, except for equity accounts	6.4936	6.1190

	Year ended December 31,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.2284	6.1428

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Cash and cash equivalents

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

Equity method investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee companies. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations and comprehensive loss; however, the Company’s share of the income or losses of the investee company is reflected in the caption “Share of income (losses) in equity investment affiliates” in the consolidated statements of operations and comprehensive loss. The Company’s carrying value (including advance to the investee) in equity method investee companies is recorded in the caption “Long-term investments” in the Company’s consolidated balance sheets.

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

For the year ended December 31, 2015, the Company recorded approximately US$0.87 million of impairment loss associated with its equity method investments. For the year ended December 31, 2014, the Company did not recognize any of such loss.

j)	Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Leasehold improvements (in years)		3
Vehicles (in years)		5
Office equipment (in years)	3	-	5
Electronic devices (in years)		5

Depreciation expenses are included in selling expenses, general and administrative expenses and research and development expenses. Leasehold improvements are amortized over the lessor of the lease term or estimated useful life.

When property and equipment are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the period of disposition. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts. Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred, whereas the cost of renewals and betterments that extend the useful life of the assets are capitalized as additions to the related assets.

k)	Intangible assets, net

Purchased software and software platform is initially recorded at cost and amortized on a straight-line basis over the estimated useful economic life.

Intangible assets other than goodwill acquired through various acquisitions are amortized on a straight-line basis over their expected useful economic lives.

Contract Backlog (in years)	0.6	-	0.7
Customer Relationship (in years)	5	-	9
Non-Compete Agreement (in years)	5	-	6
Software Technologies (in years)		5

The Company accounted for website development costs in accordance with ASC Topic 350-50, which requires that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. ASC Topic 350-50 also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred. For the years ended December 31, 2015 and 2014, the Company did not capitalize any such cost, as the amount was considered immaterial.

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

For the years ended December 31, 2015 and 2014, excluding loss recognized for intangible assets that ceased to be used as discussed in Note 3(n), the Company recorded approximately US$101,000 and US$442,000 impairment loss associated with intangible assets of its internet advertising reporting unit. The Company also recorded approximately US$169,000 and US$547,000 impairment loss in the results of operations of discontinued operation for the years ended 2015 and 2014, respectively, which related to intangible assets of its brand management and sales channel building reporting unit. See Note 3 (q) and Note 11 for detailed disclosures about the impaired intangible assets and the related valuation technique(s) and inputs used in the fair value measurement for these intangible assets.

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

The Company’s respective goodwill is directly attributable to its internet advertising reporting unit and brand management and sales channel building reporting unit. For the years ended December 31, 2015 and 2014, the Company performed its annual test on goodwill impairment for these two reporting units on December 31, 2015 and 2014, respectively.

As discussed in Note 2, the Company exited its brand management and sales channel building business, for the years ended December 31, 2015 and 2014, the Company recorded approximately US$1,117,000 and US$900,000 impairment loss in the results of operations of discontinued operation, respectively, which associated with goodwill of its brand management and sales channel building reporting unit. Full goodwill impairment provision had been provided for goodwill associated with this reporting unit as of December 31, 2015.

As also discussed in Note 2, the Company has committed to a plan to sell liansuo.com, which is a portion of the Company’s internet advertising reporting unit that constitutes a business. In accordance with ASC Topic 350: “Intangibles-Goodwill and Others” Subtopic 20-40, goodwill associated with that business unit shall be included in the carrying amount of the business to determine the gain or loss on disposal. In accordance with ASC 350-20-40-3 through ASC 350-20-40-7, the Company first allocated approximately US$914,000 goodwill associated with its internet advertising reporting unit to the carrying value of lianso.com based on the relative fair value of lianso.com and the portion of this reporting unit that will be retained, and then performed goodwill impairment test for goodwill remaining in the portion of the reporting unit to be retained using its adjusted carrying value.

For the year ended December 31, 2015, the Company did not record any further impairment loss for goodwill associated with internet advertising reporting unit. For the year ended December 31, 2014, the Company recorded approximately US$3,751,000 impairment loss for goodwill associated with internet advertising reporting unit. See Note 3 (q) and Note 13 for detailed disclosures about the impairment of goodwill and the related valuation technique(s) and inputs used in the fair value measurement for the Company’s goodwill.

n)	Long-term assets to be disposed of

In accordance with ASC Topic 360, for a long-lived asset to be disposed of other than by sale, the Company continues to be classified as held and used until it is disposed of.  When a long-lived asset ceases to be used, the carrying amount of the asset is written down to its salvage value, if any.

For the years ended December 31, 2015, the Company recorded approximately US$172,000 and US$1,551,000 loss associated with fixed assets and intangible assets, respectively, that ceased to be used during the year. For the year ended December 31, 2014, the Company did not recognize any of such loss.

In accordance with ASC Topic 360, the Company classifies for a long-lived asset or disposal group to be sold as held for sale in the period in which all six criteria are met: (1) a plan to sell the asset (disposal group) has been committed to by management, who have the authority to approve the action; (2) the asset (disposal group) can be sold in its current condition; (3) an active plan has been initiated to find a buyer; (4) it is probable that the asset (disposal group) will be sold and the sale will be completed within one year and will qualify as a complete sale; (5) the sales price is reasonable relative to the asset’s current fair value and the entity is actively marketing the asset (disposal group); and (6) it is unlikely that the plan to sell the asset will be withdraw or changed significantly.

The Company presented assets and liabilities of a disposal group classified as held for sale (but not qualifying for presentation as a discontinued operation) separately in the asset and liability section, respectively, of the balance sheets of the current period and disclosed the major classes of assets and liabilities classified as held for sale and other required detailed disclosures in Note 9.

The Company measures a long-lived asset or disposal group classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Long-lived assets classified as held for sale are not depreciated or amortized. The Company did not recognize any expected loss associated with the disposal group classified as held for sale, as the fair value of the disposal group less cost to sell exceeded the carrying amount of the disposal group including goodwill allocated to the disposal group.

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

For the years ended December 31, 2015 and 2014, the Company recorded approximately US$0.02 million and US$0.27 million gain on disposal of its former VIEs, respectively.

p)	Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income/(loss) attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations and comprehensive income/(loss) statement. ASC Topic 810-10-45 also requires that losses attributable to the parent and the noncontrolling interest in a subsidiary be attributed to those interests even if it results in a deficit noncontrolling interest balance.

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

The Company’s intangible assets and goodwill are measured at fair value on a nonrecurring basis and they are recorded at fair value using income approach only when impairment is recognized.

The fair value of intangible assets and goodwill was determined using income approach. The following table summarizes the quantitative information about the Company’s Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

	Valuation technique(s)	Unobservable inputs	Ranges

As of December 31, 2015
Intangible assets	Multi-period Excess Earning	Remaining useful life (in years)	1	-	7
		Discount rate		23.0%
		Decline in EBIT without non-compete agreement		10%
		Annual customer attrition rate		15%

Goodwill	Discounted Cash Flow	Projection year (in years)		5
		Discount rate		23.0%
		Terminal growth rate		3.5%

As of December 31, 2014
Intangible assets	Multi-period Excess Earning	Remaining useful life (in years)	1.17	-	5.17
		Discount rate	24.4%	-	26.2%
		Decline in EBIT without non-compete agreement		10%
		Annual customer attrition rate		15%

Goodwill	Discounted Cash Flow	Projection year (in years)		6
		Discount rate	24.4%	-	26.2%
		Terminal growth rate		3.5%

r)	Revenue recognition

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

s)	Cost of revenues

Cost of revenues primarily includes the cost of media advertising time, internet advertisement related resources and other technical services purchased from third parties and other direct cost associated with providing services.

t)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statement of operations and comprehensive loss. For the years ended December 31, 2015 and 2014, advertising expenses for the Company’s own brand building were approximately US$2,353,000 and US$3,938,000, respectively.

u)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2015 and 2014 were approximately US$2,164,000 and US$2,660,000, respectively.

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. The tax returns of the Company’s PRC subsidiaries and VIEs are subject to examination by the relevant tax authorities. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2015 and 2014 and did not have any significant unrecognized uncertain tax positions as of December 31, 2015 and 2014, respectively.

x)	Share-based Compensation

The Company accounted for share-based compensation to employees in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued, net of an estimated forfeiture rate, if applicable, and therefore only recognizes compensation expenses for those equity instruments expected to vest over the requisite service period, or vesting period. Forfeitures are estimated at the time of grant and revised in the subsequent periods if actual forfeitures differ from those estimates. Cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided.

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

z)	Earnings (loss) per share

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

aa)	Discontinued operations

The Company has adopted ASC Topic 205 “Presentation of Financial Statements” Subtopic 20-45, in determining whether any of its business component(s) classified as held for sale, disposed of by sale or other than by sale is required to be reported in discontinued operations. In accordance with ASC Topic 205-20-45-1, A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

For any component classified as held for sale or disposed by sale or other than by sale that qualifying for presentation as a discontinued operation in the period, the Company adopts ASC Topic 205-20-45-3 and reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the statement where net income (loss) is reported for current and all prior periods presented.

bb)	Commitments and contingencies

The Company has adopted ASC Topic 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability have been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

cc)	Recent accounting standards

In January 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU eliminates from GAAP the concept of extraordinary items. The Board concluded that the amendments in this ASU will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendment in this ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Overall, the amendments in this ASU are an improvement to current GAAP because they simplify the Codification and reduce the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and because they place more emphasis on risk of loss when determining a controlling financial interest. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in this ASU defer the effective date of ASU No. 2014-09 for all entities by one year. ASU No. 2014-09, issued in May 2014, clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, this ASU supersedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of this ASU requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of on its consolidated financial position and results of operations upon adopting these amendments.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company will adopt the amendments in this ASU from January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU require that an entity that has an available-for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amendments in this ASU affect the guidance in ASU No. 2014-09, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of ASU No. 2014-09, which is deferred by ASU No. 2015-14 by one year. The Company is currently evaluating the impact of on its consolidated financial position and results of operations upon adopting these amendments.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this ASU affected all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Term deposit

Term deposit as of December 31, 2015 and December 31, 2014 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit matured on July 7, 2015 and was extended to July 7, 2016 with an interest rate of 2.925% per annual.

5.	Accounts receivable, net

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)

Accounts receivable	5,619	5,429
Allowance for doubtful debts	(3,070)	(3,022)
Accounts receivable, net	2,549	2,407

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2015 and 2014, the Company provided approximately US$3,070,000 and US$3,022,000 allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the year ended December 31, 2015, approximately US$233,000 allowance for doubtful accounts was provided. For the year ended December 31, 2014, approximately US$1,023,000 allowance for doubtful accounts was reversed.

6.	Other receivables, net

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)

Short-term loan made for marketing campaign	-	65
Term deposit interest receivable	48	56
Staff advances for normal business purpose	243	73
TV advertisement deposit and prepayment receivable	1,157	8,034
Overdue deposits	1,130	1,020
Allowance for doubtful debts	(668)	(856)
Other receivables, net	1,910	8,392

TV advertisement deposit and prepayment receivable represented deposit and prepayment made to an agent of one of the provincial satellite TV stations partnered with the Company. The Company had decided to terminate its cooperation with this TV station and its agent upon expiration of the 2014 contact on December 31, 2014. The decrease in this balance was due to collection of the deposit and prepayment for the year ended December 31, 2015. The remaining balance of this deposit and prepayment as of December 31, 2015 has been fully collected in January 2016.

For advertising resources purchase contracts signed by the Company with its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of December 31, 2015 and 2014, the Company provided approximately US$668,000 and US$856,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the year ended December 31, 2015, approximately US$145,000 allowance for doubtful accounts was reversed due to subsequent collection of a portion of the overdue deposit. For the year ended December 31, 2014, approximately US$163,000 allowance for doubtful accounts was provided.

7.	Prepayments and deposit to suppliers

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)

Deposits to internet resources and TV advertisement providers	622	3,575
Prepayments to internet resources and TV advertisement providers	3,623	4,451
Deposits to other service providers	1,540	-
Other deposits and prepayments	58	66
	5,843	8,092

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

Deposits to internet resources and TV advertisement providers are paid as contractual deposits to the Company’s resources and services suppliers. As of December 31, 2015, deposit to internet resources and TV advertisement providers primarily consisted of the contractual deposits of approximately US$0.62 million to two of the Company’s largest internet resources suppliers. The decrease in deposits to internet resources and TV advertisement providers was primarily due to the significant reduction of contractual deposit amount required by the Company’s largest internet resources provider in 2015, as compared to that in 2014.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of revenues when the related services are provided.

As of December 31, 2015, prepayment to internet resources and TV advertisement providers was primarily all paid to the Company’s internet resources suppliers. Advanced payment carried forward from prior years related to purchase time slots had been fully utilized as of December 31 2015.

Deposits to other service providers consisted of an approximately US$0.70 million deposit to an intermediary service provider, which the Company engaged to facilitate the Company to find, select and negotiate with its internet, TV or other media resource suppliers, and another approximately US$0.70 million deposit for an advisory contract related to finding buyers for liansuo.com and new investors for the Company.

8.	Long-term investments

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)
Equity method investments:
Investment in equity method investees	778	806
Advance to equity method investees	80	85
Impairment on equity method investments	(838)	-
Total equity method investments	20	891
Cost method investments:
Investment in cost method investees	1,113	18
Total long-term investments	1,133	909

Equity method investments

As of December 31, 2015, the Company beneficially owned 40%, 23.18% and 25.5% equity interest in ChinaNet Korea, Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these companies under equity method of accounting. The following table summarizes the movement of the investments in equity method investees for the two years then ended December 31, 2015:

	ChinaNet Korea	Shenzhen Mingshan	Zhao Shang Ke Hubei	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2013	-	466	379	845
Share of (loss)/income in equity method investees	-	(4)	51	47
Exchange translation adjustment	-	(1)	-	(1)
Balance as of December 31, 2014	-	461	430	891
Share of losses in equity investment affiliates	-	(2)	-	(2)
Investment in equity investment affiliates	20	-	-	20
Exchange translation adjustment	-	(26)	(25)	(51)
Impairment on equity method investments	-	(433)	(405)	(838)
Balance as of December 31, 2015	20	-	-	20

For the years ended December 31, 2015 and 2014, the Company recognized its pro-rata shares of loss in Shenzhen Mingshan of approximately US$2,000 and US$4,000, respectively. For the year ended December 31, 2015, the Company did not recognize any of its pro-rata shares of loss in Zhao Shang Ke Hubei, as the amount was immaterial. For the year ended December 31, 2014, the Company recognized its pro-rata share of income in Zhao Shang Ke Hubei of approximately US$51,000.

As of December 31, 2015, based on the facts of the significant decline in level of business activities during 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant and the possibility of the business recovery is remote. As a result, the Company reduced the carrying value of these investments to zero as of December 31, 2015 by recognizing approximately US$874,000 impairment loss for the year ended December 31, 2015.

Cost method investments

As of December 31, 2015, the Company beneficially owned a 19% equity interest in ChinaNet Chuang Tou and Guohua Shiji, respectively, and a 10% equity interest in Chuangshi Meiwei and Beijing Saturday, respectively. The Company accounts for its investments in these companies under cost method of accounting. The following table summarizes the movement of the investments in cost method investees for the two years then ended December 31, 2015:

	Beijing Saturday	Chuangshi Meiwei	Guohua Shiji	ChinaNet Chuang Tou	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2013	-	-	-	-	-
Investment during the year	18	-	-	-	-
Balance as of December 31, 2014	18	-	-	-	18
Investment during the year	-	154	3	939	1,096
Exchange translation adjustment	(1)	-	-	-	(1)
Balance as of December 31, 2015	17	154	3	939	1,113

ChinaNet Chuang Tou was incorporated in November 2015, which is currently in its setup period.

The Company assessed the fair value of its cost method investments and determined no other-than temporary impairment exist as of December 31 2015, or 2014.

9.	Assets and liabilities classified as held for sale

As discussed in Note 2, the Company had committed to a plan to sell one of its internet advertising operating VIEs, Beijing Chuang Fu Tian Xia, also known as liansuo.com., in exchange for cash to continue the expansion of its services distribution channels and to support the development of its data services, which did not qualify for presentation as a discontinued operation in accordance with ASC Topic 205, as it is not considered a significant portion of the Company’s internet advertising business segment. The Company expects to consummate the transaction before the end of fiscal 2016 and does not expect to have any continued involvement with the entity after the disposal date.

The Company classified the assets and liabilities of the disposal group as held for sale as of December 31, 2015 and presented separately in the asset and liability section, respectively, in accordance with ASC Topic 360. The assets and liabilities held by the disposal group after allocation of an approximately US$914,000 of goodwill from the internet advertising reporting unit based on the relative fair value of the disposal group and the remaining portion of the reporting unit that will be retained are as follows:

As of December 31, 2015
US$(’000)
Assets classified as held for sale
Cash and cash equivalents	181
Accounts receivable, net	53
Other receivables, net	95
Advance to suppliers	366
Property and equipment, net	43
Deferred tax assets	298
Goodwill allocated to the disposal group	914
Inter-co balances elimination(1)	(68)
Total assets classified as held for sale	1,882

Liabilities classified as held for sale
Accounts payable	154
Advance from customers	588
Accrued payroll and other accruals	50
Taxes payable	9
Other payables	364
Inter-co balances elimination(1)	(252)
Total liabilities classified as held for sale	913

(1)	Inter-company balances are part of the disposal group’s assets or liabilities, but were eliminated in deriving the consolidated financial statements.

10.	Property and equipment, net

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)

Leasehold improvement	382	180
Vehicles	839	890
Office equipment	1,376	1,415
Electronic devices	1,171	1,244
Property and equipment, cost	3,768	3,729
Less: accumulated depreciation	(2,922)	(2,786)
Less: impairment loss on abandoned fixed assets	(165)	-
Property and equipment, net	681	943

Depreciation expenses in the aggregate for the years ended December 31, 2015 and 2014 were approximately US$355,000 and US$385,000, respectively.

As discussed in Note 2, the Company exited its bank kiosk advertising business segment, which did not qualify for presentation as a discontinued operation. As a result, the Company reduced the carrying value of its bank kiosk equipment to zero, with a loss of approximately US$172,000 recorded and included in loss from continued operations for the year ended December 31, 2015, as the equipment was ceased to be used and its salvage value was immaterial.

11.	Intangible assets, net

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,488	1,579
Intangible assets subject to amortization:
Contract backlog	191	202
Customer relationship	3,340	3,545
Non-compete agreements	1,321	1,402
Software technologies	316	335
Cloud compute software technology	1,429	1,517
SMEs intelligent operation and marketing data service applications	4,973	5,277
Other computer software	108	78
Intangible assets, cost	13,166	13,935
Less: accumulated amortization	(4,845)	(3,704)
Less: accumulated impairment losses	(2,683)	(993)
Intangible assets, net	5,638	9,238

Amortization expenses in aggregate for the years ended December 31, 2015 and 2014 were approximately US$1,413,000 and US$1,052,000, respectively.

As discussed in Note 2, the Company exited its brand management and sales channel building business segment, as a result, the Company reduced the remaining carrying value of customer relationship of this business segment to zero, with a loss of approximately US$169,000 recorded in loss from discontinued operation for the year ended December 31, 2015. For the year ended December 31, 2014, the Company recorded approximately US$547,000 of impairment loss for customer relationship and non-compete agreement of this business segment, which was reclassified and included in loss from discontinued operation for the year ended December 31, 2014, accordingly.

As part of the internet advertising and marketing services restructuring, the Company ceased to use its domain name, www.sooe.cn acquired in 2011, which was primarily designed to serve smaller and home office clients. The Company would concentrate its resources and focus on providing comprehensive, integrated and in-depth services to more matured and well-established SME clients. As a result, the Company reduced the remaining carrying value of the domain name to zero, with a loss of approximately US$1,551,000 recorded and included in loss from continued operations for the year ended December 31, 2015.

As discussed in Note 3 (q), the Company performed an impairment analysis on its intangible assets as of December 31, 2015 and 2014. The fair value of intangible assets was determined using Multi-period Excess Earning Method (the “MEEM method”). As an application of income approach, the MEEM method is a widely used valuation method. It determines the fair value of the asset as the present value of the cash flows attributable to it. As the asset will generally earn cash flows through interaction with other tangible and intangible assets, the contributions to cash flows of those other assets must be removed. Those assets are referred to as contributory assets which are defined as all assets that are utilized in the realization of expected future cash flows for the target asset (See Note 3 (q) for significant unobservable internally-developed inputs used in the fair value measurement).

For the years ended December 31, 2015 and 2014, the Company provided approximately US$101,000 and US$442,000 impairment losses, which were associated with customer relationship and non-compete agreements of its internet advertising business segment.

Based on the net carrying value of the finite-lived intangible assets recorded, which weighted average remaining useful life was 6.28 years as of December 31, 2015, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$1,238,000 for the year ended December 31, 2016 and approximately US$765,000 each year for the year ended December 31, 2017 through 2020.

12.	Deposit and prepayment for purchasing of software technology

The Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.5 million). As of December 31, 2015, the Company has paid in the aggregate of RMB6.65 million (approximately US$1.02 million) in accordance with the payment schedule set forth in the contract. The Company is currently in test trials for this system. The transaction as contemplated under the contract is expected to be consummated in 2016.

The amount of US$0.85 million prepayment as of December 31, 2014 was related to a software development contract which has been terminated in November 2015. In accordance with the agreement between the Company and the counter party, the Company agreed to compensate the counter party RMB0.39 million (approximately US$0.06 million), and the remaining balance of the prepayment had been fully refunded to the Company as of December 31, 2015.

In November 2015, the Company entered into a contract to engage an unrelated third party to develop software systems related to Internet operation safety, information exchange security and data encryption and management. The total contract amount was RMB13 million (approximately US$2 million). The Company has paid approximately RMB9.1 million (approximately US$1.4 million) during the first fiscal quarter of 2016. The transaction as contemplated under the contract is expected to be consummated in 2016.

13.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2013	11,450
Goodwill impairment losses	(4,668)
Exchange translation adjustment	(10)
Balance as of December 31, 2014	6,772
Goodwill impairment losses	(1,071)
Goodwill allocated to disposal group classified as held for sale	(914)
Exchange translation adjustment	(391)
Balance as of December 31, 2015	4,396

The Company’s goodwill arose as a result of various business combinations consummated in 2011. The Company’s respective goodwill is directly attributable to its internet advertising reporting unit and brand management and sales channel building reporting unit.

As discussed in Note 2, the Company exited its brand management and sales channel building business segment, as a result, the Company provided full impairment provision against the remaining carrying value of goodwill attributable to this reporting unit, with a loss of approximately US$1,117,000 recorded in loss from discontinued operation for the year ended December 31, 2015. For the year ended December 31, 2014, the Company recorded approximately US$900,000 of impairment loss associated with goodwill of this reporting unit, which was reclassified and included in loss from discontinued operation for the year ended December 31, 2014, accordingly.

As of December 31, 2015, as discussed in Note 3(m), based on the relative fair value of liansuo.com, the disposal group classified as held for sale during the period and the portion of the internet advertising reporting unit that will be retained, the Company first allocated approximately US$941,000 carrying value of goodwill attributable to its internet advertising reporting unit to the disposal group. The Company then performed annual impairment test on goodwill remaining in the portion of the reporting unit to be retained using its adjusted carrying amount in accordance with ASC Topic 350 “Intangibles-Goodwill and Others”. The fair value of reporting units was determined using the income approach by a discounted cash flow analysis. The discounted cash flow method is premised on the concept that the value is based on the present value of all future cash flows by applying an appropriate discount rate. The future benefits generating cash flows consist of current income distributions, appreciation in the asset, or a combination of both. In essence, this valuation method requires a forecast to be made of cash flow, going out far enough into the future until an assumed stabilization occurs for the assets being appraised. This methodology assumes that the forecasted income/cash flow will not necessarily be stable in the near term but will stabilize in the future (See Note 3 (q) for significant unobservable internally-developed inputs used in the fair value measurement).

For the year ended December 31, 2015, the Company did not recognize any further goodwill impairment loss attributable to internet advertising reporting unit. For the years ended December 31, 2014, the Company recorded US$3,751,000 impairment losses associated with goodwill attributable to this reporting unit.

14.	Short-term bank loan

Short-term bank loan as of December 31, 2014 represented a short-term bank loan of RMB5.0 million (approximately US$0.8 million) borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs, which matured on September 29, 2015. The Company repaid this loan in full at maturity with no future extension.

15.	Accrued payroll and other accruals

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	345	388
Accrued operating expenses	340	197
	685	585

16.	Due to noncontrolling interest of VIE

As of December 31, 2014, due to noncontrolling interest of VIE represented the outstanding balance of the short-term loan borrowed by one of the Company’s VIEs, Beijing Chuang Fu Tian Xia, from its noncontrolling interest to supplement the short-term working capital needs of Beijing Chuang Fu Tian Xia. The short-term loan is unsecured, interest free and is payable on demand.

In July 2015, as approved by the shareholders of Beijing Chuang Fu Tian Xia, the majority interest shareholder and noncontrolling interest shareholder, on a pro-rata basis, converted RMB2.04 million (approximately US$0.31 million) and RMB1.96 million (approximately US$0.30 million) of its amount due from Beijing Chuang Fu Tian Xia into the registered and paid-in capital of Beijing Chuang Fu Tian Xia, respectively. Accordingly, the registered and paid-in capital of Beijing Chuang Fu Tian Xia increased from RMB1 million (approximately US$0.15 million) to RMB5 million (approximately US$0.77 million). As of December 31, 2015, Beijing Chuang Fu Tian Xia had fully repaid the remaining outstanding amount due to its noncontrolling interest.

17.	Payable for purchasing of software technology

Payable for purchasing of software technology as of December 31, 2014 represented the outstanding payment balance for purchasing of the SMEs operation and marketing data service applications, which transaction consummated in December 2014. As of December 31, 2015, the Company has fully settled the balance with the counter party.

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

In accordance with the Securities Purchase Agreements described above, Jinrun Fangzhou and Dongsys Innovation were required to pay 10% of its respective total purchase price as guarantee payments within five days of the date the agreements were signed, and pay an additional 15% of its respective total purchase price within thirty days of the date of the agreements were signed, and pay the remaining 75% of its respective purchase price at the closing which shall take place on the date mutually agreed to by the parties.

As of December 31, 2015, the Company has received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$824,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$120,000 from Dongsys Innovation, respectively.

As of December 31, 2015, the Company is still in the process of determining the transaction details with the investors.

19.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2015, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2015 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. During 2015, Business Opportunity Online reapplied for the qualification as a High and New Technology Enterprise. In November 2015, Business Opportunity Online received the formal certificate as a High and New Technology Enterprise, which enabled the entity to continue to enjoy the favorable statutory tax rate of 15% until November 2018. Therefore, for the years ended December 31, 2015 and 2014, the applicable income tax rate of Business Opportunity Online was both 15%.

●	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was both 12.5% for the years ended December 31, 2015 and 2014. After fiscal 2015, the applicable income tax rate for Business Opportunity Online Hubei will be 25% under the current EIT law of PRC.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2015 and 2014.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the years ended December 31, 2015 and 2014, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiaries and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiaries and VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2015 and 2014, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of December 31, 2015 and 2014, taxes payable consists of:

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	1,272	1,173
Enterprise income tax payable	1,914	2,159
	3,186	3,332

A reconciliation of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax benefit is as follows:

	Year Ended December 31,
	2015	2014
	US$(’000)	US$(’000)

Pre-tax loss	(9,212)	(12,946)
U.S. federal rate	35%	35%
Income tax benefit computed at U.S. federal rate	3,224	4,531
Reconciling items:
Rate differential for domestic earnings	(647)	(762)
Preferential tax treatments and tax holiday effects	(16)	(176)
Valuation allowance on deferred tax assets	(1,057)	(2,269)
Goodwill impairment loss	-	(938)
Others	(8)	92
Effective income tax benefit	1,496	478

For the years ended December 31, 2015 and 2014, the Company’s income tax benefit consisted of:

	Year Ended December 31,
	2015	2014
	US$(’000)	US$(’000)

Current-PRC	(4)	(185)
Deferred-PRC	1,500	663
Income tax benefit	1,496	478

The Company’s deferred tax liabilities at December 31, 2015 and changes for the two years then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2013	1,439
Reversal during the year	(474)
Exchange translation adjustment	(1)
Balance as of December 31, 2014	964
Reversal during the year	(790)
Exchange translation adjustment	(56)
Balance as of December 31, 2015	118

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in previous years. Reversal for the years ended December 31, 2015 and 2014 of approximately US$152,000 and approximately US$225,000, respectively, were due to amortization of the acquired intangible assets. Reversal of approximately US$672,000 and US$247,000 for the years ended December 31, 2015 and 2014, respectively, was related to losses recognized for impairment on intangible assets and equity method investments.

The Company’s deferred tax assets at December 31, 2015 and December 31, 2014 were as follows:

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	7,921	6,655
Bad debts provision	932	943
Valuation allowance	(7,303)	(6,385)
Total deferred tax assets	1,550	1,213

	As of December 31,
	2015	2014
	US$(’000)	US$(’000)

Deferred tax assets reclassified as current asset	-	176
Deferred tax assets reclassified as non-current asset	1,550	1,037
Total deferred tax assets	1,550	1,213

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiaries and VIEs) were approximately US$14,903,000 and US$12,161,000 at December 31, 2015 and 2014, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2035. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiaries and VIEs were approximately US$15,657,000 and US$12,401,000 at December 31, 2015 and 2014, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2020. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$52,000 and US$590,000 net valuation allowance for the years ended December 31, 2015 and 2014, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

Full valuation allowance to bad debts provision related deferred tax assets were recorded because it is considered more likely than not that this portion of deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiaries and VIEs operate in.

The Company’s non-current portion of deferred tax assets and deferred tax liabilities were attributable to different tax-paying components of the entity, which were under different tax jurisdictions. Therefore, in accordance with ASC Topic 740 “Income taxes”, the non-current portion of deferred tax assets and deferred tax liabilities were presented separately in the Company’s balance sheets.

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities (See Note 3 (w) for the related provisions in accordance with the PRC Tax Administration and Collection Law).

20.	Long-term borrowing from a director

Long-term borrowing from a director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

21.	Restricted Net Assets

As most of the Company’s operations are conducted through its PRC subsidiaries and VIEs, the Company’s ability to pay dividends is primarily dependent on receiving distributions of funds from its PRC subsidiaries and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by its PRC subsidiaries and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIEs included in the Company’s consolidated net assets are also non-distributable for dividend purposes.

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2015 and 2014, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, was approximately US$6.7 million and US$7.3 million, respectively.

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

The ability of the Company’s PRC subsidiaries and VIEs to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations.

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

As of December 31, 2015 and 2014, there was approximately US$22.9 million and US$30.8 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiaries and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million statutory reserve funds as of December 31, 2015 and 2014, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiaries’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$6.7 million and US$7.3 million restricted net assets as of December 31, 2015 and December 31, 2014, respectively, as discussed above.

22.	Related party transactions

Revenue from related parties:

	Year Ended December 31,
	2015	2014
	US$(’000)	US$(’000)

-Beijing Saturday Education Technology Co., Ltd.	298	91
-Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	346	-
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	99	260
-Beijing Fengshangyinli Technology Co., Ltd.	-	2
	743	353

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$650,000 and US$574,000 for the years ended December 31, 2015 and 2014, respectively.

24.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of December 31, 2015 and 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, which management believes are of high credit quality.

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

Currency convertibility risk

Significant part of the Company’s businesses is transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries and VIEs to transfer its net assets, which to the Company through loans, advances or cash dividends.

Concentration of customers

Excluding revenues generated from discontinued operation, for the year ended December 31, 2015, two customers individually accounted for both 12% of the Company’s revenues, respectively. For the year ended December 31, 2014, two customers individually accounted for 28% and 17% of the Company’s revenues, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the years ended December 31, 2015 or 2014.

As of December 31, 2015, two customers individually accounted for 24% and 17% of the Company’s accounts receivable, respectively. As of December 31, 2014, two customers individually accounted for 19% and 18% of the Company’s accounts receivable, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2015 or 2014.

Concentration of suppliers

Excluding cost incurred by discontinued operation, for the year ended December 31, 2015, two suppliers accounted for 43% and 37% of the Company’s cost of revenues, respectively. For the year ended December 31, 2014, two suppliers accounted for 72% and 19% of the Company’s cost of revenues, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the years ended December 31, 2015 or 2014.

25.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of December 31, 2015:

Office Rental
US$(’000)
Year ending December 31,
-2016	237
-2017	110
Total	347

Excluding rental expenses included in discontinued operation, for the years ended December 31, 2015 and 2014, rental expenses under operating leases were approximately US$377,000 and US$478,000, respectively.

In May 2015, the Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.5 million). As of December 31, 2015, the Company had paid in the aggregate of RMB6.65 million (approximately US$1.02 million) in accordance with the payment schedule set forth in the contract. The transaction as contemplated under the contract is expected to be consummated in 2016 and the remaining unpaid contract amount is expected to be paid in 2016.

In November 2015, the Company entered into a contract to engage an unrelated third party to develop software systems related to Internet operation safety, information exchange security and data encryption and management. The total contract amount was RMB13 million (approximately US$2 million). The Company has paid approximately RMB9.1 million (approximately US$1.4 million) during the first fiscal quarter of 2016. The transaction as contemplated under the contract is expected to be consummated in 2016 and the remaining unpaid contract amount is expected to be paid in 2016.

In accordance with the contract entered into between the Company and its largest internet resources supplier, the Company agreed to purchase in the aggregate of RMB100 million (“the minimum consumption amount”) (approximately US$15.4 million) from this supplier for a one-year period commencing on June 13, 2015. In accordance with this contract, if the Company fails to meet the minimum consumption amount, the supplier is allowed to require the Company to retroactively compensate the supplier in cash the difference between the granted discount rate set forth based on the minimum consumption amount and any revised discount rate set forth based on further negotiation between the two parties, if the Company is able to achieve 50% of the minimum consumption amount. If the Company fails to achieve 50% of the minimum consumption amount, the Company is not eligible to enjoy any discount. The Company believed that it could not achieve the minimum consumption amount. After several rounds of negotiation between the Company and this supplier, the supplier has agreed to significantly reduce the minimum consumption amount, and the Company is currently negotiating with this supplier for a more favorite discount rate. Based on the above discussed positive progress achieved, the Company concluded that more likely than not the Company would only be charged for approximately US$0.13 million as compensation for not achieving the original minimum consumption amount, which equaled to the deposit currently withheld by this supplier upon entering into the original contract in June 2015.

Legal Proceedings

On October 26, 2015, Business Opportunity Online, one of the Company’s indirect wholly owned VIEs, filed a civil action against Beijing 58 Information Technology Co., Ltd. (“Beijing 58”) in the Chaoyang District People’s Court of Beijing. Business Opportunity Online is seeking a court order to establish that it owns a 17.5% equity interest in Beijing 58, one of the VIEs owned by 58.com Inc. On January 20, 2016, the Chaoyang District People’s Court of Beijing rendered its ruling that Business Opportunity Online did not own 17.5% equity interest in Beijing 58. On February 15, 2016, Business Opportunity Online filed an appeal of the decision in the Beijing Third Intermediate People’s Court. The Company believes that it is too early and uncertain to assess the potential outcome of this lawsuit.

26.	Discontinued operation

As discussed in Note 2, in order to concentrate all the Company’s resources on its core business, which is Internet advertising, marketing and the related technical and data services, the Company exited its brand management and sales channel building business segment, which qualified for presentation as a discontinued operation.

Major classes of line items constituting pre-tax net loss and net loss of the discontinued operation for the years ended December 31, 2015 and 2014, respectively, are as follows:

	Year Ended December 31,
	2015	2014
	US$(’000)	US$(’000)

Revenues	272	931
Cost of revenues	149	603
Total operating expenses	359	527
Impairment on intangible assets	169	547
Impairment on goodwill	1,117	900
Not loss before income tax benefit	(1,522)	(1,646)
Income tax benefit	57	175
Net loss	(1,465)	(1,471)

For the years ended December 31, 2015 and 2014, depreciation and amortization expenses included in operating expenses of the discontinued operation was approximately US$63,000 and US$201,000, respectively. There were no significant capital expenditures, operating or investing noncash items incurred in the discontinued operation for the year ended December 31, 2015 or 2014.

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

Previously, the Company had four reportable operating segments, which was Internet adverting, TV advertising, Bank kiosk advertising and Brand management and sales channel building. As discussed in Note 2, the Company exited its bank kiosk advertising and brand management and sale channel building segments, of which brand management and sale channel building segment qualified for presentation as a discontinued operation. See Note 26 for detail disclosures of this discontinued operation for the years ended December 31, 2015 and 2014. Since the revenue, cost, operating expenses, net loss and total assets amounts of the Company’s bank kiosk segment were immaterial, the Company combined the results of operations of bank kiosk segment and other disclosure information with its TV advertising segment for the years ended December 31, 2015 and 2014, respectively, as presented below:

For the year ended December 31, 2015

	Internet Ad.	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	31,015	1,250	-	-	32,265
Cost of revenues	23,615	1,040	-	-	24,655
Total operating expenses	11,545	1,057	4,324 (1)	-	16,926
Gain on disposal of VIE included in total operating expenses	-	-	(20)	-	(20)
Goodwill impairment and impairment on fixed assets and intangible assets included in total operating expenses	1,652	172	-	-	1,824
Impairment on equity method investments included in total operating expenses	-	-	874	-	874
Depreciation and amortization expense included in total operating expenses	1,539	121	45	-	1,705
Operating loss	(4,145)	(847)	(4,324)	-	(9,316)

Expenditure for long-term assets	3,308	-	156	-	3,464

Net loss from continued operations	(2,769)	(849)	(4,100)	-	(7,718)

Total assets – December 31, 2015	33,727	3,148	17,362 (2)	(18,777)	35,460

(1)	Including approximately US$2,256,000 share-based compensation expenses.

(2)	Including approximately US$182,000 total assets held by brand management and sale channel building segment and US$1,882,000 assets classified as held for sale.

For the year ended December 31, 2014

	Internet Ad.	TV & Bank kiosks Ad.	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenues	31,261	6,705	-		-	37,966
Cost of revenues	25,645	6,026	-		-	31,671
Total operating expenses	12,575	575	6,133	(1)	-	19,283
Gain on disposal of VIE included in total operating expenses	(266)	-	-		-	(266)
Goodwill impairment and impairment on fixed assets and intangible assets included in total operating expenses	4,193	-	-		-	4,193
Depreciation and amortization expense included in total operating expenses	1,005	154	77		-	1,236
Operating (loss)/income	(6,959)	104	(6,133)		-	12,988

Expenditure for long-term assets	1,113		12		-	1,125

Net (loss)/income from continued operations	(6,380)	47	(6,088)		-	(12,421)

Total assets – December 31, 2014	43,851	13,524	9,547	(2)	(19,492)	47,430

(1)	Including approximately US$4,840,000 share-based compensation expenses.

(2)	Including approximately US$2,989,000 total assets held by brand management and sale channel building segment.

28.	Loss per share

Basic and diluted loss per share for each of the periods presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2015	2014
	US$(’000)	US$(’000)

Net loss attributable to ChinaNet Online Holdings, Inc. from continued operations (numerator for basic and diluted loss per share from continued operations)	$(7,627)	$(12,267)

Net loss attributable to ChinaNet Online Holdings, Inc. from discontinued operation (numerator for basic and diluted loss per share from discontinued operation)	(1,465)	(1,471)

Weighted average number of common shares outstanding – Basic	26,765,673	22,414,523
Effect of diluted securities:
Unvested restricted common stocks	-	-
Common stock purchase options	-	-
Weighted average number of common shares outstanding – Diluted	26,765,673	22,414,523

Loss per share-Basic and diluted from continued operations	$(0.29)	$(0.55)
Loss per share-Basic and diluted from discontinued operation	$(0.05)	$(0.07)

For the year ended December 31, 2015, the diluted loss per share calculation for continued and discontinued operations did not include a weighted average number of 2,659,361 shares of unvested restricted common stock and a weighted average number of exercisable in-the-money options to purchase up to 562,557 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the year for both continued and discontinued operations.

For the year ended December 31, 2014, the diluted loss per share calculation for continued and discontinued operations did not include a weighted average number of 14,612 shares of unvested restricted common stock and a weighted average number of exercisable in-the-money options to purchase up to 441,559 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the year for both continued and discontinued operations.

29.	Share-based compensation expenses

The Company granted 50,000 shares and 40,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2015 and 2014, respectively. These shares were valued at US$1.20 per share and US$0.84 per share, the closing bid price of the Company’s common stock on the date of grant, respectively. Total compensation expense recognized for the services was US$60,000 and US$33,600 for the years ended December 31, 2015 and 2014, respectively.

The Company granted 300,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014. These shares were valued at US$0.67 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense amortized for the years ended December 31, 2015 and 2014 was approximately US$117,000 and US$84,000, respectively.

The Company granted 350,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$1.57 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2015 was approximately US$183,000.

The Company granted 60,000 shares of the Company’s restricted common stock to another management consulting service provider in exchange for its services to the Company. These shares were valued at US$0.90 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2015 was approximately US$54,000.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees and directors in the aggregate of 665,592 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at $0.84 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares, total compensation cost recognized for the year ended December 31, 2015 was approximately US$53,000.

On December 30, 2014, the Company issued 4,200,000 shares of the Company’s restricted common stock to its executive officers, of which 1,533,333 restricted shares were vested upon issuance, 1,333,333 restricted shares were vested on December 30, 2015 and the remaining 1,333,334 restricted shares will be vested on December 30, 2016. The restricted stock was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation cost recognized for the years ended December 31, 2015 and 2014 was US$1,560,000 and US$1,794,000, respectively.

On December 30, 2014, the Company issued its management, employees and directors in the aggregate of 2,418,780 shares of the Company’s restricted common stock for the services they provided to the Company. The restricted stock is subject to a strict lock-up for an initial six-month period. Following the initial six-month period, the restricted stock will continue to be locked up until the earlier of (i) the date upon which the closing price of the Company's common stock equals or exceeds $2.50 for five consecutive trading days, and (ii) December 30, 2016. In addition, the restricted stock is subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The restricted stock was fully vested upon issuance and was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation cost recognized for the year ended December 31, 2014 was US$2,830,000.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees and directors, in the aggregate, to purchase up to 1,193,100 shares of the Company’s restricted common stock at an exercise price of US$0.84 per share, of which 397,700 options was vested upon the date of grant, 397,700 options will be vested on September 14, 2016 and the remaining 397,700 options will be vested on September 14, 2017. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of the unvested part of options, total compensation expenses recognized for these options for the year ended December 31, 2015 was approximately US$229,000.

The Company estimated the fair value of these options using the Binomial option-pricing model based on the following assumptions:

Applicable stock price	$0.84
Exercise multiple	2-2.5
Tenor (years)	5.00
Risk-free interest rate	1.563%
Dividend yield	-
Expected volatility	98.63%
Exercise price of the option	$0.84
Value per option	$0.41-$0.56

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

Applicable stock price is based on the closing bid price of the Company’s common stock on the respective grant date, after adjustment for the restricted shares granted/cancelled on the respective grant date. Exercise multiple is used as the estimated ratio of fair value of stock over the exercise price as at the time the option is exercised. Tenor is the contract life of the option. Yield-to-maturities in continuous compounding of the United States Government Bonds with the time-to-maturities same as the expected tenor of the options are adopted as the risk-free rate. Annualized historical stock price volatility of the Company from an appropriate index as at the respective grant date is deemed to be appropriate to serve as the expected volatility of the stock price of the Company and is assumed to be constant and prevailing. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. Exercise price of the option is the contractual exercise price of the option.

On December 30, 2014, the Company cancelled 155,190 shares of the Company’s restricted common stock and options to purchase up to 190,500 of the Company’s common stock, respectively, which were issued under the Company’s 2011 Omnibus Securities and Incentive Plan due to cessation of employment.

Options issued and outstanding at December 31, 2015 and their movements for the two years then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2013	939,440	7.51	$1.42	939,440	7.51	$1.42
Granted/Vested	200,000	5	$1.23	200,000	5	$1.23
Cancelled	(190,500)		$1.20	(190,500)		$1.20
Expired	(54,000)		$5.00	(54,000)		$5.00
Balance, December 31, 2014	894,940	6.48	$1.21	894,940	6.48	$1.21
Granted/Vested	1,193,100	5	$0.84	397.700	5	$0.84
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2015	2,088,040	5.04	$1.00	1,292,640	5.24	$1.09

The aggregate unrecognized share-based compensation expenses as of December 31, 2015 and 2014 is approximately US$2,741,000 and US$3,237,000, respectively.

30.	Subsequent event

In January 2016, the Company issued 50,000 shares of the Company’s restricted common stock to its investor relations services provider in exchange for its services for the year ended December 31, 2016. These shares were granted in January 2015 and valued at US$1.2 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense of approximately US$60,000 will be recognized for the year ended December 31, 2016.

In March 2016, the Company issued 665,592 shares of the Company’s unvested restricted common stock, which was granted in September 2015 under its 2015 Omnibus Securities and Incentive Plan as discussed in Note 29.

During the first fiscal quarter of 2016, the Company paid approximately RMB9.1 million (approximately US$1.4 million) in relation to a software development contract entered into in November 2015 as discussed in Note 12.

