Form 10-K/A
period 2015-12-31
ChinaNet Online Holdings, Inc.
filed 2016-04-29
CIK 1376321

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 29, 2016 was 30,355,722.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of ChinaNet Online Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016 (the “2015 Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K and updates to the Exhibit Index.

This Amendment No. 1 does not affect any other portion of the 2015 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after April 14, 2016, the filing date of the 2015 Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of the Annual Report on Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of April 29, 2016. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Handong Cheng	45	Chairman of the Board, Chief Executive Officer and President	September 2007
George Chu	40	Chief Operating Officer, Secretary and Director	June 2015
Watanabe Mototake	74	Independent Non-Executive Director	November 2009
Zhiqing Chen	43	Independent Non-Executive Director	November 2009
Douglas MacLellan	60	Independent Non-Executive Director	November 2009
Chang Qiu	52	Independent Non-Executive Director	December 2014

The business experience during at least the last five years of each of these individuals is as follows:

Handong Cheng, Chairman of the Board. Chief Executive Officer and President. Mr. Cheng has served as Chief Executive Officer of ChinaNet since September 2007. Prior to that role, from October 2003 to September 2007, Mr. Cheng acted as President of ChinaNet Online Advertising Limited. Mr. Cheng holds an EMBA degree from Guanghua School of Management at the Peking University, and a degree in economic law from the College of Law of Wuhan University.

George Kai Chu, Chief Operating Officer, Secretary and Director. Mr. Chu has been our Chief Operating Officer and Secretary since May 2010. From December 2007 to May 2010, Mr. Chu served as the Special Executive to the Chairman of Dachan Food (Asia) Ltd. in Beijing and also served at Dachan Food as the Head of the Beijing and Hubei Operations. From June 2007 to December 2007, Mr. Chu acted as Senior Business Advisor to the Chinese Aviation and Space Industry Development Association (CASIDA) in Taipei. From January 2005 to June 2007, Mr. Chu served as a Senior Vice President at the Royal Bank of Canada Financial Group, Asset Management in Vancouver, Toronto and New York. Mr. Chu has a joint major bachelor degree in accounting and management information systems from Simon Fraser University, an MBA degree from Harvard University and an EMBA degree from Guanghua School of Management at the Peking University.

Zhiqing Chen, Director. Mr. Chen has been a partner at Chen & Partners Law Firm since July 2010. From January 2002 to June 2010, Mr. Chen was a partner at Jin Mao P.R.C. Lawyers in Shanghai, a law firm specializing in corporate law, including foreign investments and mergers and acquisitions. Mr. Chen’s clients include local PRC enterprises as well as international corporations. Prior to joining the Company, Mr. Chen served as a non-management director for Shanghai Fumai Investment Management Co., Ltd., Shanghai Zhijinwu Investment Management Co., Ltd, and Shanghai Merciful Groups Co., Ltd. Mr. Chen received a bachelor’s degree in international law from East China University and an EMBA degree from Guanghua School of Management at the Peking University.

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

Douglas MacLellan, Director. Mr. MacLellan currently serves as chairman of eWellness Healthcare Corporation (OTCQB: EWLL), a distance monitored physical therapy telemedicine company. Until April 2014, he was chairman and chief executive officer at Radient Pharmaceuticals Corporation, a vertically integrated specialty pharmaceutical company, and also serves as president and chief executive officer for the MacLellan Group, an international financial advisory firm established in 1992, where he advises clients on strategic planning, operational activities, corporate finance, economic policy, asset allocation and mergers & acquisitions. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and co-founder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also a co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economic and international relations.

Chang Qiu, Director. Mr. Qiu has served as a Principal of Sansar Capital Management since 2007. From 2001 through 2007, Mr. Qiu served as the Founder, Managing Director and Senior Equity Analyst of Forun Technologies. Prior to that, Mr. Qiu worked at IBM and other organizations in business and research functions. Mr. Qiu received an MBA degree from Columbia Business School, a Ph.D degree from Colorado School of Mines, and a bachelor’s degree from Wuhan University, China.

The business experience during at least the last five years of the Company’s executive officers not included above is as follows:

Zhige Zhang, Chief Financial Officer and Treasurer. Mr. Zhang has served as Chief Financial Officer of ChinaNet since January 2009. Prior to that role, from January 2008 to January 2009, Mr. Zhang served as Executive Director of ChinaNet Online Media Group Limited. From January 2007 to December 2007, Mr. Zhang was Director and Vice President of Fu Jian Rong Ji Software Limited Corporation, a software company. From August 2002 to December 2006, Mr. Zhang acted as Chief Operating Officer of Beijing HSHZ Information System Engineering Company, a computer technology company. Mr. Zhang holds a degree in industry design from Guilin University of Electronic Technology.

Ken Jenfeng Wu, Chief Information Officer. Mr. Wu has served as our Chief Information Officer since February 2015. From 2012 to 2014, Mr. Wu served as the Managing Director of Trussti Technologies Pte Ltd. From 2010 to 2012, Mr. Wu served as the Chief Technology Officer of Blackwell Global Investments (Cyprus) Limited. Mr. Wu holds a Bachelor of Computer Science and Engineering from Tatung University, Taiwan.

Mable Mingyu Chang, Chief Branding Officer. Ms. Chang has served as our Chief Branding Officer since April 2015. Prior to that role, from March 2011 to March 2015, Ms. Chang acted as the General Manager of our operating subsidiaries in Quanzhou City, Fujian Province, the PRC, which are primarily engaged in providing offline brand management and sales channel building services. Ms. Chang has over fifteen years of experience in brand management and consulting services and acted as brand consultant in several international advertising firms, including The Brand Union, Ogilvy and Lintas Beijing. Ms. Chang holds a Bachelor of Food Science from National Chung Hsing, Taiwan.

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

Director Qualifications

The Company seeks directors with established strong professional reputations and experience in areas relevant to the strategy and operations of its businesses. The Company also seeks directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote time and energy to service on the Board and its committees. We believe that all of our directors meet the foregoing qualifications.

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

George Chu. Mr. Chu has been our Chief Operating Officer and Secretary since May 2010. Mr. Chu has years of experience in capital markets, financial and business management.

Douglas MacLellan. Mr. MacLellan has been working in China since 1983 and has experience with joint venture and wholly-foreign owned enterprise structuring. In addition, Mr. MacLellan has nearly twenty years of active audit committee chair experience.

Zhiqing Chen. Mr. Chen contributes to the Board extensive legal knowledge with respect to foreign investments and mergers and acquisitions. Mr. Chen also has experience working with PRC enterprises and international corporations.

Mototake Watanabe. Mr. Watanabe has nearly twenty years of experience in management, finance, business strategy and audit.

Chang Qiu. Mr. Qiu has extensive experience working with PRC enterprises and international corporations. Mr. Qiu contributes to the Board his knowledge with respect to foreign investments, business strategy and corporate finance.

Meetings of the Board of Directors

The Board held five meetings during 2015. During 2015, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

The Company’s directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. The Company’s directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. All of our directors attended the 2015 annual meeting of stockholders.

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

Board Committees

The Board has a standing audit, compensation, and nominating and corporate governance committee, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, www.chinanet-online.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during 2015.

The members of the Audit Committee are Douglas MacLellan, Chair, Zhiqing Chen and Mototake Watanabe. The Board has determined that Douglas MacLellan is an audit committee financial expert, as defined in the Exchange Act.

Audit Committee Report

With respect to the audit of the Company’s financial statements for the year ended December 31, 2015, the Audit Committee:

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

Based upon the foregoing review and discussion, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on April 14, 2016.

Douglas MacLellan, Chair

Zhiqing Chen

Mototake Watanabe

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held one meeting during 2015.

The members of the Compensation Committee are Douglas MacLellan, Chair, Zhiqing Chen and Mototake Watanabe.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness. The Nominating and Corporate Governance Committee did not hold any meetings during 2015.

The members of the Nominating and Corporate Governance Committee are Zhiqing Chen, Chair, Douglas MacLellan and Mototake Watanabe.

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

Stockholder Communications

Stockholders can mail communications to the Board, c/o Secretary, ChinaNet Online Holdings, Inc., No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2015, all such reports were filed timely.

ITEM 11. EXECUTIVE COMPENSATION

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

Equity Incentives. The ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided therein (the “Awards”). Certain Awards are intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code (the “Code”).

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

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2015.

SUMMARY COMPENSATION OF NAMED EXECUTIVE OFFICERS
Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total
Handong Cheng (Principal Executive Officer)	2015	35,174	780,000	51,583	866,757
	2014	37,898	780,000	-	817,898
Zhige Zhang (Principal Financial Officer)	2015	32,512	-	-	32,512
	2014	32,803	-	-	32,803
George Kai Chu (Chief Operating Officer and Secretary)	2015	31,491	780,000	43,197	854,688
	2014	32,444	780,000	-	812,444

(1)	The aggregate grant date fair value of the restricted stock awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.
(2)	The aggregate grant date fair value of the options awarded to each executive officer is computed in accordance with FASB ASC Topic 718. One-third of the options were vested when awarded, an additional one-third of the options will be vested on the first anniversary of the date of grant and the remaining one-third of the option will be vested on the second anniversary of the date of grant. The exercise price of the options was $0.84 per share and the options will expire on September 14, 2020.

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2015 YEAR END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Handong Cheng (Principal Executive Officer)	59,840	-	-	1.20	November 29, 2021	-	-	-	-
	82,833	165,667	-	0.84	September 14, 2020	-	-	-	-
	-	-	-	-	-	666,667	460,000	-	-
Zhige Zhang (Principal Financial Officer)	16,500	-	-	1.20	November 29, 2021	-	-	-	-
George Kai Chu (Chief Operating Officer and Secretary)	7,740	-	-	1.20	November 29, 2021	-	-	-	-
	69,367	138,733	-	0.84	September 14, 2020
	-	-	-	-	-	666,667	460,000	-	-

(1)	The aggregate market value of shares or units of stock that have not vested is computed based on the closing bid price of the Company’s common stock on April 25, 2016, which is $0.69 per share, as reported on the Nasdaq Capital Market.

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2015.

FISCAL 2015 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Douglas MacLellan	60,000	-	-	-	-	-	60,000

Zhiqing Chen	6,000	-	-	-	-	-	6,000

Mototaka Watanabe	6,000	-	-	-	-	-	6,000

Chang Qiu	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of April 29, 2016, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Common Stock
Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Handong Cheng (3)(5)	9,662,505	31.68%
Zhige Zhang (3)(6)	7,514,662	24.74%
George Kai Chu (7)	2,150,977	7.07%
Mable Mingyu Chang (8)	53,200	*
Ken Jenfeng Wu (9)	69,048	*
Zhiqing Chen (10)	160,000	*
Watanabe Mototake (11)	110,000	*
Douglas MacLellan (12)	80,000	*
Chang Qiu	-	-
All Directors and Executive Officers as a Group (9 persons)	12,360,480	40.10%
Rise King Investments Limited (3)(4)	7,439,912	24.51%
Xuanfu Liu (3)	7,439,912	24.51%
__________ * Less than one percent.

(1) The address of each director and executive officer is c/o ChinaNet Online Holdings, Inc., No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing PRC 100195.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of April 29, 2016, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(3) Rise King Investments Limited (“Rise King”) is collectively owned by Handong Cheng, Xuanfu Liu and Zhige Zhang. As a result, Mr. Cheng, Mr. Liu and Mr. Zhang may be deemed to be beneficial owners of the shares of our common stock held by Rise King. Each of Mr. Cheng, Mr. Liu and Mr. Zhang disclaim such beneficial ownership, and nothing herein shall be deemed to be an admission that Mr. Cheng, Mr. Liu or Mr. Zhang is the beneficial owner of any such shares for any purpose. Information regarding this beneficial owner is furnished in reliance upon the Form 4, dated August 18, 2015.

(4) The business address of Rise King Investments Limited is P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands. Information regarding this beneficial owner is furnished in reliance upon the Schedule 13D, dated July 6, 2009.

(5) Consists of (i) 7,439,912 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Cheng; (ii) 2,079,920 shares of common stock owned directly by Mr. Cheng; and (iii) options to purchase up to 142,673 shares of the Company’s common stock that are exercisable within 60 days from April 29, 2016.

(6) Consists of (i) 7,439,912 shares of common stock of which are owned by Rise King and which are deemed to be beneficially owned by Mr. Zhang; (ii) 58,250 shares of common stock held directly by Mr. Zhang; and (iii) options to purchase up to 16,500 shares of the Company’s common stock that are exercisable within 60 days from April 29, 2016.

(7) Consists of (i) 2,073,870 shares of common stock and (ii) options to purchase up to 77,107 shares of the Company’s common stock that are exercisable within 60 days from April 29, 2016.

(8) Consists of (i) 38,200 shares of common stock and (ii) options to purchase up to 15,000 shares of the Company’s common stock that are exercisable within 60 days from April 29, 2016.

(9) Consists of (i) 54,048 shares of common stock and (ii) options to purchase up to 15,000 shares of the Company’s common stock that are exercisable within 60 days from April 29, 2016.

(10) Consists of (i) 100,000 shares of common stock and (ii) options to purchase up to 60,000 shares of the Company’s common stock that are exercisable within 60 days from April 29, 2016.

(11) Consists of (i) 50,000 shares of common stock and (ii) options to purchase up to 60,000 shares of the Company’s common stock that are exercisable within 60 days from April 29, 2016.

(12) Consists of options to purchase up to 80,000 shares of the Company’s common stock that are exercisable within 60 days from April 29, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Related parties of the Company represented direct or indirect unconsolidated investees of the Company or entities that are directly or indirectly owned by Mr. Handong Cheng or Mr. Xuanfu Liu, the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Company’s offshore restructuring. The Company provides advertising and marketing services to the following related parties in its normal course of business on the same terms as those provided to its unrelated clients.

Revenue from related parties:

	Year Ended December 31,
	2015	2014
	US$(’000)	US$(’000)

-Beijing Saturday Education Technology Co., Ltd.	298	91
-Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	346	-
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	99	260
-Beijing Fengshangyinli Technology Co., Ltd.	-	2
	743	353

Director Independence

The Board has determined that Watanabe Mototake, Zhiqing Chen, Douglas MacLellan and Chang Qiu are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Services and Fees of Independent Accountants

Marcum Bernstein & Pinchuk LLP served as the Company’s independent accountants for fiscal 2015. Aggregate fees billed to the Company by Marcum Bernstein & Pinchuk LLP during the fiscal years ended December 31, 2015 and 2014 were as follows:

Fees	2015		2014
Audit Fees		$241,150	$230,000
Audit Related Fees	$		$-
Tax Fees	$		$-
All Other Fees		$10,000	$8,500
Total		$251,150	$238,500

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

ChinaNet Online Holdings, Inc.

Dated: April 29, 2016	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2016	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2016	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated: April 29, 2016	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: April 29, 2016	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 29, 2016	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: April 29, 2016	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

Dated: April 29, 2016	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

