Form 10-Q
period 2016-03-31
ChinaNet Online Holdings, Inc.
filed 2016-05-16
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 16, 2016, the registrant had 30,355,722 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2016	December 31, 2015
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,744	$5,503
Term deposit	3,281	3,265
Accounts receivable, net	3,030	2,549
Other receivables, net	436	1,910
Prepayment and deposit to suppliers	6,013	5,843
Due from related parties	323	41
Other current assets	16	45
Assets classified as held for sale	1,958	1,882
Total current assets	18,801	21,038

Long-term investments	1,576	1,133
Property and equipment, net	711	681
Intangible assets, net	5,351	5,638
Deposit and prepayment for purchasing of software technology	2,438	1,024
Goodwill	4,418	4,396
Deferred tax assets-non current	1,556	1,550
Total Assets	$34,851	$35,460

Liabilities and Equity
Current liabilities:
Accounts payable *	$217	$95
Advances from customers *	1,379	1,313
Accrued payroll and other accruals *	615	685
Guarantee payment and prepayment from new investors	949	944
Taxes payable *	3,255	3,186
Other payables *	145	234
Liabilities classified as held for sale *	964	913
Total current liabilities	7,524	7,370

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2016	December 31, 2015
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	89	118
Long-term borrowing from a director	135	135
Total Liabilities	7,748	7,623

Commitments and contingencies	130	129

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 30,355,722 shares and 29,640,130 shares at March 31, 2016 and December 31, 2015, respectively)	30	30
Additional paid-in capital	27,074	26,510
Statutory reserves	2,607	2,607
Retained deficit	(5,281)	(3,870)
Accumulated other comprehensive income	2,185	2,056
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	26,615	27,333

Noncontrolling interests	358	375
Total equity	26,973	27,708

Total Liabilities and Equity	$34,851	$35,460

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$5,012	$5,661
From related parties	48	63
Total revenues	5,060	5,724
Cost of revenues	3,456	4,868
Gross profit	1,604	856

Operating expenses
Sales and marketing expenses	880	1,185
General and administrative expenses	1,706	1,245
Research and development expenses	426	490
Total operating expenses	3,012	2,920

Loss from operations	(1,408)	(2,064)

Other income (expenses)
Interest income	27	29
Interest expense	-	(17)
Other (expenses)/income	(12)	32
Total other income	15	44
Loss before income tax expense, equity method investments, noncontrolling interests and discontinued operation	(1,393)	(2,020)
Income tax benefit	28	222
Loss before equity method investments, noncontrolling interests and discontinued operation	(1,365)	(1,798)
Share of income in equity investment affiliates	-	1
Loss from continuing operations	(1,365)	(1,797)
Loss from discontinued operation, net of income tax	(46)	(25)
Net loss	(1,411)	(1,822)
Net loss attributable to noncontrolling interests from continuing operations	-	34
Net loss attributable to ChinaNet Online Holdings, Inc.	(1,411)	(1,788)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2016	2015
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net loss	(1,411)	(1,822)
Foreign currency translation gain/(loss)	112	(120)
Comprehensive loss	(1,299)	(1,942)
Comprehensive loss attributable to noncontrolling interests	17	33
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	(1,282)	(1,909)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.05)	$(0.07)
Loss from discontinued operations per common share
Basic and diluted	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	28,356,797	26,366,797

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,411)	$(1,822)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	384	444
Share-based compensation expenses	564	455
Loss on disposal of fixed assets	21	-
Reverse of allowances for doubtful accounts	-	(220)
Share of income in equity investment affiliates	-	(1)
Deferred taxes	(28)	(226)
Changes in operating assets and liabilities
Accounts receivable	(507)	(42)
Other receivables	1,464	200
Prepayment and deposit to suppliers	(152)	(2,175)
Due from related parties	(19)	(8)
Other current assets	29	(119)
Accounts payable	190	(38)
Advances from customers	64	1,279
Accrued payroll and other accruals	(89)	(72)
Other payables	(114)	42
Taxes payable	47	(25)
Net cash provided by/(used in) operating activities	443	(2,328)

Cash flows from investing activities
Payment for office equipment and leasehold improvement	(117)	-
Long-term investment in and advance to cost/equity method investees	(693)	(183)
Payment for purchasing of software technology	(1,394)	(326)
Net cash used in investing activities	(2,204)	(509)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities

Net cash provided by/(used in) financing activities	-	-

Changes in cash and cash equivalents included in assets held for sale	(6)	-

Effect of exchange rate fluctuation on cash and cash equivalents	8	(16)

Net decrease in cash and cash equivalents	(1,759)	(2,853)

Cash and cash equivalents at beginning of the period	5,503	5,037
Cash and cash equivalents at end of the period	$3,744	$2,184

Supplemental disclosure of cash flow information

Interest expense paid	$-	$17

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, precision marketing, online to offline (O2O) sales channel expansion and the related data services to small and medium enterprises (“SMEs”) and entrepreneurial management and networking services for entrepreneurs in the PRC.

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

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Through a series of contractual agreements between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”), the Company, through the WFOE, secures significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the VIEs. Pursuant to the contractual agreements, all of the equity owners' rights and obligations of the VIEs were assigned to Rise King WFOE, which resulted in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs, Rise King WFOE's ability to extract the profits from the operation of the VIEs and assume the residual benefits of the VIEs. Due to the fact that Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, the Company included the assets, liabilities, revenues and expenses of the VIEs in its consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

As of March 31, 2016, the Company operated its business primarily in China through its PRC subsidiaries and PRC operating entities, or VIEs as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the Securities and Exchange Commission (the “2015 Form 10-K”).

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable interest entities

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,329	$4,942
Term deposit	3,281	3,265
Accounts receivable, net	2,950	2,492
Other receivables, net	352	1,712
Prepayment and deposit to suppliers	5,760	5,841
Due from related parties	306	24
Other current assets	16	27
Assets classified as held for sale	1,958	1,882
Total current assets	17,952	20,185

Long-term investments	175	1,113
Property and equipment, net	456	503
Intangible assets, net	5,344	5,630
Deposit and prepayment for purchasing of software technology	1,029	1,024
Goodwill	4,418	4,396
Deferred tax assets-non current	1,221	1,249
Total Assets	$30,595	$34,100

Liabilities
Current liabilities:
Accounts payable	$65	$88
Advances from customers	1,317	1,304
Accrued payroll and other accruals	253	309
Due to Control Group	11	11
Taxes payable	2,790	2,733
Other payables	14	67
Liabilities classified as held for sale	964	913
Total current liabilities	5,414	5,425

Deferred tax Liabilities-non current	89	118
Total Liabilities	5,503	$5,543

Commitments and contingencies	130	129

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
	US$(’000)	US$(’000)

Revenues	$5,039	$5,620
Cost of revenues	3,455	4,868
Total operating expenses	1,883	2,203
Loss from discontinued operations	46	25
Net loss before allocation to noncontrolling interests	335	1,208

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Summary of significant accounting policies

a)	Basis of presentation

The condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated interim financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the 2015 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2016, its consolidated results of operations for the three months ended March 31, 2016 and 2015, and its consolidated cash flows for the three months ended March 31, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Principles of consolidation

The condensed consolidated interim financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Comparability due to discontinued operation

In the fourth fiscal quarter of 2015, the Company exited its brand management and sales channel building business segment, which qualified for presentation as a discontinued operation in accordance with ASC Topic 205. As a result, the results of operations of this business was reported in discontinued operation as a separate component in the Company’s condensed consolidated statements of operations and comprehensive loss for all periods presented. Certain accounts in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and related notes have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2016	December 31, 2015

Balance sheet items, except for equity accounts	6.4612	6.4936

	Three Months Ended March 31,
	2016	2015
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.5288	6.1380

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the three months ended March 31, 2016 and 2015, advertising expenses for the Company’s own brand building were approximately US$423,000 and US$648,000, respectively.

g)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2016 and 2015 were approximately US$426,000 and US$490,000, respectively.

h)	Recent accounting standards

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU affect only the narrow aspects of Topic 606, which include (1) Assessing the Collectibility Criterion and Accounting for Contracts That Do Not Meet the Criteria for Step 1; (2) Presentation of Sales Taxes and Other Similar Taxes Collected from Customers; (3) Noncash Consideration; (4) Contract Modifications at Transition Completed Contracts at Transition; (5); and (6) Technical Correction. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

4.	Term deposit

Term deposit as of March 31, 2016 and December 31, 2015 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit will mature on July 7, 2016. The interest rate of the term deposit is 2.925% per annual.

5.	Accounts receivable, net

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,116	5,619
Allowance for doubtful accounts	(3,086)	(3,070)
Accounts receivable, net	3,030	2,549

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2016 and December 31, 2015, the Company provided approximately US$3,086,000 and US$3,070,000 allowance for doubtful accounts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the three months ended March 31, 2016, no allowance for doubtful accounts was provided or reversed. For the three months ended March 31, 2015, approximately US$220,000 allowance for doubtful accounts was reversed.

6.	Other receivables, net

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Term deposit interest receivable	72	48
Staff advances for normal business purpose	54	243
TV advertisement deposit and prepayment receivable	-	1,157
Overdue deposits	981	1,130
Allowance for doubtful debts	(671)	(668)
Other receivables, net	436	1,910

TV advertisement deposit and prepayment receivable as of December 31, 2015 represented the uncollected portion of the deposit and prepayment made to an agent of one of the provincial satellite TV stations partnered with the Company. The Company terminated its cooperation with this TV station and its agent upon expiration of the 2014 contract on December 31, 2014. The remaining balance of this deposit and prepayment as of December 31, 2015 was collected in January 2016.

For advertising resources purchase contracts signed by the Company with its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of March 31, 2016 and December 31, 2015, the Company provided approximately US$671,000 and US$668,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the three months ended March 31, 2016 and 2015, no allowance for doubtful accounts was provided or reversed.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Prepayments and deposit to suppliers

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet resources providers	1,477	622
Prepayments to internet resources providers	2,860	3,623
Deposits to other services providers	1,548	1,540
Other deposits and prepayments	128	58
	6,013	5,843

The Company purchases internet resources from large internet search engines and technical services from suppliers to attract more internet traffic to its advertising portals and provide value-added services to its clients.

Deposits to internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers. As of March 31, 2016 and December 31, 2015, deposit to internet resources providers primarily consisted of the contractual deposits paid for purchasing internet resources from two of the Company’s largest internet resources suppliers. The increase in deposits to internet resources providers was primarily due to contractual deposits paid during the first fiscal quarter of 2016 for the internet resources purchase contracts signed for fiscal 2016. The deposits for fiscal 2015 purchase contracts is expected to be refunded before June 2016.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of revenues when the related services are provided.

Deposits to other service providers consisted of an approximately US$0.77 million deposit to an intermediary service provider, which the Company engaged to facilitate the Company to find, select and negotiate with its internet, TV or other media resource suppliers, and another approximately US$0.77 million deposit for an advisory contract related to finding buyers for liansuo.com and new investors for the Company. The contract with the intermediary service provider expired on April 30, 2016, and the deposit is expected to be refunded during the second fiscal quarter of 2016.

8.	Due from related parties

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	34	35
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	181	4
Guohua Shiji (Beijing) Communication Co., Ltd.	108	-
Beijing Saturday Education Technology Co., Ltd.	-	2
	323	41

Related parties of the Company represented direct or indirect unconsolidated investees of the Company or entities that are directly or indirectly owned by Mr. Handong Cheng or Mr. Xuanfu Liu, the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising and marketing services to these related parties in its normal course of business on the same terms as those provided to its unrelated clients. Due from related parties represented the outstanding receivables for the advertising and marketing services that the Company provided to these related parties as of each reporting date. As of March 31, 2016, due from related parties also included short-term working capital loans of RMB1.0 million (approximately US$0.15 million) and RMB0.7 million (approximately US$0.11 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Assets and liabilities classified as held for sale

In the fourth fiscal quarter of 2015, the Company committed to a plan to sell one of its internet advertising operating VIEs, Beijing Chuang Fu Tian Xia, also known as liansuo.com., which did not qualify for presentation as a discontinued operation, as it was not considered a significant portion of the Company’s internet advertising and data service business segment. The Company expects to consummate the transaction before the end of fiscal 2016 and does not expect to have any continued involvement with the entity after the disposal date.

The Company classified the assets and liabilities of the disposal group as held for sale as of each reporting date and presented separately in the asset and liability section, respectively. The assets and liabilities held by the disposal group are as follows:

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Assets classified as held for sale
Cash and cash equivalents	188	181
Accounts receivable, net	98	53
Other receivables, net	101	95
Advance to suppliers	381	366
Property and equipment, net	39	43
Deferred tax assets	300	298
Goodwill allocated to the disposal group(1)	919	914
Inter-co balances elimination(2)	(68)	(68)
Total assets classified as held for sale	1,958	1,882

Liabilities classified as held for sale
Accounts payable	225	154
Advance from customers	595	588
Accrued payroll and other accruals	33	50
Taxes payable	4	9
Other payables	380	364
Inter-co balances elimination(2)	(273)	(252)
Total liabilities classified as held for sale	964	913

(1)	Liansuo.com (the disposal group) is a portion of the Company’s internet advertising and data service reporting unit that constitutes a business. Goodwill allocated to the disposal group is calculated based on the relative fair value of liansuo.com and the remaining portion of the reporting unit that will be retained.

(2)	Inter-company balances are part of the disposal group’s assets or liabilities, but were eliminated in deriving the consolidated financial statements.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Long-term investments

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Equity method investments:
Investment in equity method investees	761	778
Advance to equity method investees	81	80
Impairment on equity method investments	(842)	(838)
Total equity method investments	-	20

Cost method investments:
Investment in cost method investees	1,576	1,113

Total long-term investments	1,576	1,133

Equity method investments

As of December 31, 2015, the Company beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Based on the facts of the significant decline in level of business activities during 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant and the possibility of the business recovery is remote. As a result, the Company reduced the carrying value of these investments to zero as of December 31, 2015.

In 2015, the Company co-incorporated ChinaNet Korea with three unaffiliated individuals and obtained 40% of the equity interest in ChinaNet Korea. During the first fiscal quarter of 2016, the Company and other investors of ChinaNet Korea deregistered the entity and re-incorporated it with new investors involved. The Company invested US$7,500 and obtained 15% of the equity interest in ChinaNet Korea through the re-incorporation. ChinaNet Korea has not conduct any business activities.

Cost method investments

As of March 31, 2016, the Company beneficially owned a 19% equity interest in ChinaNet Chuang Tou and Guohua Shiji, respectively, a 15% equity interest in ChinaNet Korea and a 10% equity interest in Chuangshi Meiwei and Beijing Saturday, respectively. The Company accounts for these investments under cost method of accounting. The following table summarizes the movement of the investments in cost method investees for the three months ended March 31, 2016:

	ChinaNet Korea	Beijing Saturday	Chuangshi Meiwei	Guohua Shiji	ChinaNet Chuang Tou	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2015 (audited)	-	17	154	3	939	1,113
Investments during the year	8	-	-	-	449	457
Exchange translation adjustment	-	-	1	-	5	6
Balance as of March 31, 2016 (Unaudited)	8	17	155	3	1,393	1,576

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Property and equipment, net

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	384	382
Vehicles	819	839
Office equipment	1,501	1,376
Electronic devices	1,177	1,171
Property and equipment, cost	3,881	3,768
Less: accumulated depreciation	(3,004)	(2,922)
Less: impairment loss on abandoned fixed assets	(166)	(165)
Property and equipment, net	711	681

Depreciation expenses in the aggregate for the three months ended March 31, 2016 and 2015 were approximately US$73,000 and US$87,000, respectively.

12.	Intangible assets, net

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,495	1,488
Intangible assets subject to amortization:
Contract backlog	192	191
Customer relationship	3,357	3,340
Non-compete agreements	1,328	1,321
Software technologies	317	316
Cloud compute software technology	1,437	1,429
SMEs intelligent operation and marketing data service applications	4,997	4,973
Other computer software	109	108
Intangible assets, cost	13,232	13,166
Less: accumulated amortization	(5,184)	(4,845)
Less: accumulated impairment losses	(2,697)	(2,683)
Intangible assets, net	5,351	5,638

Amortization expenses in aggregate for the three months ended March 31, 2016 and 2015 were approximately US$311,000 and US$357,000, respectively.

Based on the current carrying value of the finite-lived intangible assets recorded, which weighted average remaining useful life was 6.12 years as of March 31, 2016, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$945,000 for the nine months ended December 31, 2016, approximately US$776,000 for the year ended December 31, 2017 and approximately US$770,000 each year for the year ended December 31, 2018 through 2020.

13.	Deposit and prepayment for purchasing of software technology

In May 2015, the Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.5 million). As of March 31, 2016, the Company had paid in the aggregate of RMB6.65 million (approximately US$1.03 million) in accordance with the payment schedule set forth in the contract. The Company is currently in test trials for this system. The transaction as contemplated under the contract is expected to be consummated in 2016.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In November 2015, the Company entered into a contract to engage an unrelated third party to develop software systems related to Internet operation safety, information exchange security and data encryption and management with a total contract amount of RMB13 million (approximately US$2 million). As of March 31, 2016, the Company had paid approximately RMB9.1 million (approximately US$1.41 million) for the software systems and was in test trials for the systems. As of the date hereof, the Company has finished the installation and test trials of the systems and has settled the remaining purchase price with the counter party.

14.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2015 (audited)	4,396
Exchange translation adjustment	22
Balance as of March 31, 2016 (unaudited)	4,418

15.	Accrued payroll and other accruals

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	304	345
Accrued operating expenses	311	340
	615	685

16.	Guarantee payment and prepayment from new investors

On May 5, 2015, the Company entered into a Securities Purchase Agreement with Beijing Jinrun Fangzhou Science & Technology Co, Ltd. (“Jinrun Fangzhou”), a public company listed on the National Equities Exchange and Quotations of the PRC (the “NEEQ”), pursuant to which Jinrun Fangzhou agreed to purchase 2,800,000 shares of common stock of the Company for an aggregate purchase price of US$3,500,000. On May 26, 2015, the Company entered into another Securities Purchase Agreement with Dongsys Innovation (Beijing) Technology Development Co., Ltd. (“Dongsys Innovation”), a public company listed on the NEEQ, pursuant to which Dongsys Innovation agreed to purchase 1,000,000 shares of common stock of the Company for an aggregate purchase price of US$1,250,000.

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

As of March 31, 2016, the Company has received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$829,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$120,000 from Dongsys Innovation, respectively.

Due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the Ministry of Commerce of the PRC ( the “MOFCOM”), the Company and its investors experienced difficulties in obtaining approval for the transactions from the MOFCOM. As a result, on May 12, 2016, the Company terminated the security purchase agreement with the two investors, respectively. The Company expects to refund the guarantee payment and prepayment to the investors before December 31, 2016. As agreed by the parties, if the Company fails to fully refund the amounts before December 31, 2016, the Company will bear a 12% annualized interest rate for the unpaid amounts and the amounts shall be refunded to the investors no later than December 31, 2017.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the three months ended March 31, 2016, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the three months ended March 31, 2016 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. During 2015, Business Opportunity Online reapplied for the qualification as a High and New Technology Enterprise. In November 2015, Business Opportunity Online received the formal certificate as a High and New Technology Enterprise, which enabled the entity to continue to enjoy the favorable statutory tax rate of 15% until November 2018. Therefore, for the three months ended March 31, 2016 and 2015, the applicable income tax rate of Business Opportunity Online was both 15%.

●	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was 25% and 12.5% for the three months ended March 31, 2016 and 2015, respectively.

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for both the three months ended March 31, 2016 and 2015.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the three months ended March 31, 2016 and 2015, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiaries and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiaries and VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the three months ended March 31, 2016 and 2015, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of March 31, 2016 and December 31, 2015, taxes payable consists of:

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,333	1,272
Enterprise income tax payable	1,922	1,914
	3,255	3,186

For the three months ended March 31, 2016 and 2015, the Company’s income tax benefit consisted of:

	Three Months Ended March 31,
	2016	2015
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	-	-
Deferred-PRC	28	222
Income tax benefit	28	222

The Company’s deferred tax liabilities at March 31, 2016 and changes for the three months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2015 (audited)	118
Reversal during the period	(30)
Exchange translation adjustment	1
Balance as of March 31, 2016 (unaudited)	89

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions in previous years. Reversal for the three months ended March 31, 2016 of approximately US$30,000 was due to amortization of the acquired intangible assets.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	8,300	7,921
Bad debts provision	937	932
Valuation allowance	(7,681)	(7,303)
Total deferred tax assets	1,556	1,550

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$15,488,000 and US$14,903,000 at March 31, 2016 and December 31, 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2036. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$16,455,000 and US$15,657,000 at March 31, 2016 and December 31, 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2021. The related deferred tax asset was calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$160,000 and US$80,000 valuation allowance for the three months ended March 31, 2016 and 2015, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate. The Company also utilized approximately US$35,000 deferred tax assets for the three months ended March 31, 2016.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2016 and December 31, 2015, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$8.5 million and US$6.7 million, respectively.

The current PRC Enterprise Income Tax Law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Rise King WFOE is invested by its immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2016 and December 31, 2015, there was approximately US$22.2 million and US$22.9 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.8 million of statutory reserve funds as of March 31, 2016 and December 31, 2015, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$8.5 million and US$6.7 million of restricted net assets as of March 31, 2016 and December 31, 2015, as discussed above.

20.	Related party transactions

Revenue from related parties:

	Three Months Ended March 31,
	2016	2015
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd,	1	37
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	24	-
Beijing Saturday Education Technology Co., Ltd.	23	26
	48	63

21.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$154,000 and US$144,000 for the three months ended March 31, 2016 and 2015, respectively.

22.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of March 31, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, which management believes are of high credit quality.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

For the three months ended March 31, 2016, one customer accounted for 10% of the Company’s revenues. For the three months ended March 31, 2015, two customers individually accounted for 27% and 26% of the Company’s revenues, respectively. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2016 or 2015.

As of March 31, 2016, two customers individually accounted for 23% and 22% of the Company’s accounts receivables, respectively. As of December 31, 2015, the same two customers individually accounted for 24% and 17% of the Company’s accounts receivables, respectively. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2016 or December 31, 2015.

Concentration of suppliers

For the three months ended March 31, 2016, two suppliers individually accounted for 59% and 16% of the Company’s cost of revenues, respectively. For the three months ended March 31, 2015, one supplier accounted for 85% of the Company’s cost of revenues. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the three months ended March 31, 2016 or 2015.

23.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of March 31, 2016:

Office Rental
US$(’000)
(Unaudited)

Nine months ending December 31,
-2016	84
Year ending December 31,
-2017	111
-2018	110
Total	305

Excluding rental expenses included in discontinued operation, for the three months ended March 31, 2016 and 2015, rental expenses under operating leases were approximately US$170,000 and US$105,000, respectively.

In May 2015, the Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.5 million). As of March 31, 2016, the Company had paid in the aggregate of RMB6.65 million (approximately US$1.03 million) in accordance with the payment schedule set forth in the contract. The transaction as contemplated under the contract is expected to be consummated in 2016 and the remaining unpaid contract amount is expected to be paid in 2016.

In accordance with the contract entered into between the Company and its largest internet resources supplier, the Company agreed to purchase in the aggregate of RMB100 million (“the minimum consumption amount”) (approximately US$15.5 million) from this supplier for a one-year period commencing on June 13, 2015. In accordance with this contract, if the Company fails to meet the minimum consumption amount, the supplier is allowed to require the Company to retroactively compensate the supplier in cash the difference between the granted discount rate set forth based on the minimum consumption amount and any revised discount rate set forth based on further negotiation between the two parties, if the Company is able to achieve 50% of the minimum consumption amount. If the Company fails to achieve 50% of the minimum consumption amount, the Company is not eligible to enjoy any discount. The Company believed that it could not achieve the minimum consumption amount. After several rounds of negotiation between the Company and this supplier, the supplier has agreed to significantly reduce the minimum consumption amount, and the Company is currently negotiating with this supplier for a more favorite discount rate. Based on the above discussed positive progress achieved, the Company concluded that more likely than not the Company would only be charged for approximately US$0.13 million as compensation for not achieving the original minimum consumption amount, which equaled to the deposit currently withheld by this supplier upon entering into the original contract in June 2015.

Legal Proceedings

On October 26, 2015, Business Opportunity Online, one of the Company’s indirect wholly owned VIEs, filed a civil action against Beijing 58 Information Technology Co., Ltd. (“Beijing 58”) in the Chaoyang District People’s Court of Beijing. Business Opportunity Online is seeking a court order to establish that it owns a 17.5% equity interest in Beijing 58, one of the VIEs owned by 58.com Inc. On January 20, 2016, the Chaoyang District People’s Court of Beijing rendered its ruling that Business Opportunity Online did not own 17.5% equity interest in Beijing 58. On February 15, 2016, Business Opportunity Online appealed the decision in the Beijing Third Intermediate People’s Court. The Company believes that it is too early and uncertain to assess the potential outcome of this lawsuit.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24.	Discontinued operation

The Company exited its brand management and sales channel building business segment in the fourth fiscal quarter of 2015, which qualified for presentation as a discontinued operation. Major classes of line items constituting pre-tax net loss and net loss of the discontinued operation for the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three Months Ended March 31,
	2016	2015
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	-	123
Cost of revenues	-	79
Total operating expenses	46	74
Not loss before income tax benefit	(46)	(30)
Income tax benefit	-	5
Net loss	(46)	(25)

For the three months ended March 31, 2016 and 2015, depreciation and amortization expenses included in operating expenses of the discontinued operation were immaterial. There were no significant capital expenditures, operating or investing noncash items incurred in the discontinued operation for the three months ended March 31, 2016 or 2015.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2016 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others		Inter- segment and reconciling item	Total
	US (‘000)	US (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenues	5,060	-	-		-	5,060
Cost of revenues	3,456	-	-		-	3,456
Total operating expenses	1,905	48	1,059	(1)	-	3,012
Depreciation and amortization expense included in total operating expenses	358	-	26		-	384
Operating loss	(301)	(48)	(1,059)		-	(1,408)

Expenditure for long-term assets	1,409	-	102		-	1,511

Net loss from continuing operations	(292)	(48)	(1,025)		-	(1,365)

Total assets – March 31, 2016	30,336	2,147	17,268	(2)	(14,900)	34,851
Total assets – December 31, 2015	33,727	3,148	17,362	(3)	(18,777)	35,460

(1)	Including approximately US$564,000 share-based compensation expenses.

(2)	Including approximately US$148,000 total assets held by brand management and sale channel building segment and US$1,958,000 assets classified as held for sale.

(3)	Including approximately US$182,000 total assets held by brand management and sale channel building segment and US$1,882,000 assets classified as held for sale.

Three Months Ended March 31, 2015 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	5,598	126	-	-	5,724
Cost of revenues	4,755	113	-	-	4,868
Total operating expenses	2,097	127	696 (1)	-	2,920
Depreciation and amortization expense included in total operating expenses	388	31	9	-	428
Operating loss	(1,254)	(114)	(696)	-	(2,064)

Expenditure for long-term assets	326	-	-	-	326

Net loss from continuing operations	(988)	(114)	(695)	-	(1,797)

(1)	Including approximately US$455,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2016	2015
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Net loss attributable to ChinaNet Online Holdings, Inc. from continuing operations (numerator for basic and diluted loss per share from continuing operations)	$(1,365)	$(1,763)

Net loss attributable to ChinaNet Online Holdings, Inc. from discontinued operation (numerator for basic and diluted loss per share from discontinued operation)	$(46)	$(25)

Weighted average number of common shares outstanding - Basic	28,356,797	26,366,797
Effect of diluted securities:
Unvested restricted common stocks	-	-
Common stock purchase options	-	-
Weighted average number of common shares outstanding -Diluted	28,356,797	26,366,797

Loss per share-Basic and diluted from continuing operations	$(0.05)	$(0.07)
Loss per share-Basic and diluted from discontinued operations	$-	$-

For the three months ended March 31, 2016, the diluted loss per share calculation for continuing and discontinued operations did not include options to purchase up to 2,088,040 shares of the Company’s common stock, because they were out of the money, and did not include 1,998,926 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the period for both continuing and discontinued operations.

For the three months ended March 31, 2015, the diluted loss per share calculation for continuing and discontinued operations did not include 2,666,667 shares of unvested restricted common stock and exercisable in-the-money options to purchase up to 894,940 shares of the Company’s common stock, because their effect was anti-dilutive, as the Company incurred a loss for the period for both continuing and discontinued operations.

27.	Share-based compensation expenses

The Company granted 50,000 shares of the Company’s restricted common stock each year to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2016 and 2015, respectively. These shares were valued at US$1.20 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the services was both US$15,000 for the three months ended March 31, 2016 and 2015.

The Company granted 350,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$1.57 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the three months ended March 31, 2016 and 2015 was approximately US$69,000 and US$nil, respectively.

The Company granted 300,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014. These shares were valued at US$0.67 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the three months ended March 31, 2016 and 2015 was approximately US$nil and US$50,000, respectively.

On December 30, 2014, the Company issued 4,200,000 shares of the Company’s restricted common stock to its executive officers, of which 1,533,333 restricted shares were vested upon issuance, 1,333,333 restricted shares were vested on December 30, 2015 and the remaining 1,333,334 restricted shares will be vested on December 30, 2016. The restricted stock was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized for the three months ended March 31, 2016 and 2015 was both US$390,000.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 665,592 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at $0.84 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares, total compensation expenses recognized for the three months ended March 31, 2016 and 2015 was approximately US$44,000 and US$nil, respectively.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees, in the aggregate, to purchase up to 1,193,100 shares of the Company’s restricted common stock at an exercise price of US$0.84 per share, of which 397,700 options was vested upon the date of grant, 397,700 options will be vested on September 14, 2016 and the remaining 397,700 options will be vested on September 14, 2017. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of the unvested part of options, total compensation expenses recognized for these options for the three months ended March 31, 2016 and 2015 was approximately US$46,000 and US$nil, respectively.

Options issued and outstanding at March 31, 2016 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2015 (audited)	2,088,040	5.04	$1.00	1,292,640	5.24	$1.09
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2016 (unaudited)	2,088,040	4.79	$1.00	1,292,640	4.99	$1.09

The aggregate unrecognized share-based compensation expenses as of March 31, 2016 and 2015 is approximately US$2,237,000 and US$2,842,000, respectively.

28.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined that there are no such events that are material to the financial statements, except as disclosed below.

On May 12, 2016, the Company entered into termination agreement with Jinrun Fangzhou and Dongsys Innovation, respectively, to terminate the securities purchase agreement entered into with these two entities on May 5, 2015 and May 26, 2015, respectively (See Note 16). In accordance with the termination agreement, due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the MOFCOM of the PRC, the Company and its investors anticipated that more likely than not, the securities purchase agreement could not be consummated. As a result, the counterparties agreed to terminate the securities purchase agreements and the Company agreed to fully refund the guarantee payments and prepayment to Jinrun Fangzhou and Dongsys Innovation, respectively.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, we consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of us and we are now a holding company, which, through certain contractual arrangements with operating entities in the PRC, is engaged in providing advertising, marketing, communication, online-to-offline (O2O) sales channel expansion and the related data services to SMEs in China and networking services for entrepreneurs in the PRC.

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our integrated service platforms, primarily including multi-channel advertising and promotion platform and social networking and services distribution platform. Our multi-channel advertising and promotion platform primarily consists of internet advertising and marketing portals and our TV production and advertising unit. We provide varieties of marketing campaigns through this platform by the combination of the Internet, mobile and TV, we also generate effective sales leads and provide search engine marketing services through this platform to maximize market exposure and effectiveness for our clients. Our social networking and services distribution platform is an information and service portal for entrepreneurs or any individual who plans to start their own business. It is built to serve the community of entrepreneurs to assist them with developing their business, as well as sharing their resources. We also use this platform to develop the distribution channels for our online to offline (O2O) sales channel expansion services in different cities in the PRC. During the past two years, we developed our SMEs intelligent operation and marketing data service applications, which consists of several online cloud technology based sales, client membership management and other administrative operational management tools specifically designed for small business in China to match their simplicity. We intend to use these applications to create community-based consumption ecosystem, deploy our Big Data technologies and analyze offline businesses’ operational data and customers’ consumption data to help the SMEs improve the conversion rate of the purchase from their clients and provide them with related data services.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the SEC, and include the accounts of our Company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, you should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2015 Form 10-K.

A. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2016	2015
	US$	US$
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$5,012	$5,661
From related parties	48	63
Total revenues	5,060	5,724
Cost of revenues	3,456	4,868
Gross profit	1,604	856

Operating expenses
Sales and marketing expenses	880	1,185
General and administrative expenses	1,706	1,245
Research and development expenses	426	490
	3,012	2,920

Loss from operations	(1,408)	(2,064)

Other income (expenses)
Interest income	27	29
Interest expense	-	(17)
Other (expenses)/income	(12)	32
	15	44
Loss before income tax expense, equity method investments, noncontrolling interests and discontinued operation	(1,393)	(2,020)
Income tax benefit	28	222
Loss before equity method investments, noncontrolling interests and discontinued operation	(1,365)	(1,798)
Share of income in equity investment affiliates	-	1
Loss from continuing operations	(1,365)	(1,797)
Loss from discontinued operation, net of income tax	(46)	(25)
Net loss	(1,411)	(1,822)
Net loss attributable to noncontrolling interests from continuing operations	-	34
Net loss attributable to ChinaNet Online Holdings, Inc.	(1,411)	(1,788)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.05)	$(0.07)
Loss from discontinued operations per common share
Basic and diluted	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	28,356,797	26,366,797

Revenues

The following tables set forth a breakdown of our total revenues, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2016		2015
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement and data service	3,627	71.7%	$2,447	42.8%
-Technical services	21	0.4%	104	1.8%
-Search engine marketing service	1,412	27.9%	3,047	53.2%
Internet advertisement and related services	$5,060	100%	$5,598	97.8%
TV and Bank kiosk advertisement	-	-	126	2.2%
Total	$5,060	100%	$5,724	100%

Total Revenues: Our total revenues decreased to US$5.06 million for the three months ended March 31, 2016 from US$5.72 million for the three months ended March 31, 2015. The decrease was primarily due to decrease in revenues from search engine marketing service during the period.

We derive the majority of our service revenues from the sale of advertising space on our internet portals and providing the related data service, sales of effective sales lead information, providing search engine marketing (“SEM”) service and other related value added technical support and services and content management services to unrelated third parties and to certain related parties. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the three months ended March 31, 2016 and 2015, our service revenues from related parties in the aggregate was less than 1.2% of the total revenues for each respective reporting period.

The tables below summarize the revenues, cost of revenues, gross profit and net loss generated from each of our VIEs and subsidiaries for the three months ended March 31, 2016 and 2015, respectively, with inter-company transactions eliminated:

For the three months ended March 31, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	21	-	21
Business Opportunity Online and subsidiaries	4,991	48	5,039
Beijing CNET Online and subsidiaries	-	-	-
Total revenues	5,012	48	5,060

For the three months ended March 31, 2016:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	1	20
Business Opportunity Online and subsidiaries	3,455	1,584
Beijing CNET Online and subsidiaries	-	-
Total	3,456	1,604

For the three months ended March 31, 2016:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(491)
Business Opportunity Online and subsidiaries	(246)
Beijing CNET Online and subsidiaries	(43)
ChinaNet Online Holdings, Inc.	(585)
Total net loss from continuing operations before allocation to the noncontrolling interest	(1,365)
Loss from discontinued operations	(46)
Total net loss before allocation to the noncontrolling interest	(1,411)

For the three months ended March 31, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	104	-	104
Business Opportunity Online and subsidiaries	5,488	63	5,551
Beijing CNET Online and subsidiaries	69	-	69
Total revenues	5,661	63	5,724

For the three months ended March 31, 2015:

Name of subsidiary or VIE	Cost of Revenues	Gross Margin
	($’000)	($’000)

Rise King WFOE and subsidiaries	-	104
Business Opportunity Online and subsidiaries	4,865	686
Beijing CNET Online and subsidiaries	3	66
Total	4,868	856

For the three months ended March 31, 2015:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(85)
Business Opportunity Online and subsidiaries	(1,159)
Beijing CNET Online and subsidiaries	(24)
ChinaNet Online Holdings, Inc.	(529)
Total net loss from continuing operations before allocation to the noncontrolling interest	(1,797)
Loss from discontinued operations	(25)
Total net loss before allocation to the noncontrolling interest	(1,822)

Management considers revenues generated from internet advertising and data service, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●	Internet advertising and data service revenues for the three months ended March 31, 2016 increased to approximately US$3.63 million compared to US$2.45 million for the same period in 2015, representing a 48% increase. During 2015, we continued to place persistent effort in integrating and upgrading our internet advertising, marketing and data services to our SME clients. We optimized our online promotion tactics by conglomerating different products of a single large customer and relatively increasing input on segment and industry level online promotions to improve cost efficiency, which helped the Company and our clients achieve more accurate promotion and placement effects with acceptable costs, thereby increasing sales lead conversion rate and overall client satisfaction with our services. We also optimized our online promotion analysis and cost control system to provide more data and feedback to our users, which is especially helpful to our larger clients, and helpful to the Company to achieve a dynamic control on its internet resources costs. As a result, along with eliminating smaller and non-profitable clients, the number of larger customers served by us continued to increase, and our client’s average consumption amount for our internet advertising and data service also increased compared with the same period last year, which led the increase in revenues from this business for the three months ended March 31, 2016. We will continue to invest in developing new service modules for our clients. We believe that launch of new services in future periods will help increase our market penetration in the SME segment, thereby continuing to increase our recurring revenues in the future.

●	Revenues generated from technical services offered by Rise King WFOE were US$0.02 million for the three months ended March 31, 2016 compared to US$0.10 million for the same period in 2015.

●	Revenue generated from search engine marketing services for the three months ended March 31, 2016 and 2015 was approximately US$1.41 million and US$3.05 million, respectively. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. The decrease in this revenues for the three months ended March 31, 2016 was primarily due to the delay of finalizing the 2016 framework purchase contract with our key search engine suppliers in the first quarter of 2016, which temporarily limited the supply of this service during the period. Management believes this service will be an effective supplement to the internet advertising and data service provided to our clients, and will help increase the overall satisfaction with our services, thereby increasing recurring revenues and the number of clients in the future. Due to the relative low gross margin of this service as compares to the internet advertising and data service, management does not expect further expansion of this service in the future.

●	As discussed in our 2015 Form 10-K, we exited our bank kiosk advertisement business segment in the fourth fiscal quarter of 2015. We did not generate any TV advertisement revenues for the three months ended March 31, 2016, since we did not finalize any TV advertisement resources contracts with suppliers during the period. For the three months ended March 31, 2015, our total revenues generated from TV and bank kiosk advertisement was approximately US$0.13 million, of which approximately US$0.06 million was generated form TV advertisement and US$0.07 million was generated from bank kiosk advertisement.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, marketing and data services and technical services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2016			2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement and data service	$3,627	$2,085	43%	$2,447	$1,798	27%
-Technical services	21	1	95%	104	-	100%
-Search engine marketing service	1,412	1,370	3%	3,047	2,957	3%
Internet advertisement and related services	$5,060	$3,456	32%	$5,598	$4,755	15%
TV and Bank kiosks advertisement	-	-	-	126	113	10%
Total	$5,060	$3,456	32%	$5,724	$4,868	15%

Cost of revenues: Our total cost of revenues decreased to US$3.46 million for the three months ended March 31, 2016 from US$4.87 million for the same period in 2015. This was primarily due to the decrease in costs associated with our search engine marketing service, which was in line with the decrease in the related revenues as discussed above. Our cost of revenues related to our advertising, marketing and data services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search and other direct cost associated with providing services.

●	For internet advertising and data service, cost associated with obtaining internet resources was the largest component of our cost of revenues, accounting for over 80% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the three months ended March 31, 2016 and 2015, our total cost of revenues for internet advertising and data service was approximately US$2.09 million and US$1.80 million, respectively. The gross margin for our internet advertising and data service revenues increased to 43% for the three months ended March 31, 2016, compared to 27% for the three months ended March 31, 2015, which was primarily due to the measures we took to increase the cost efficiency and enhance the cost control, as discussed above.

●	Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the three months ended March 31, 2016 and 2015 was both approximately 3%.

Gross Profit

As a result of the foregoing, our gross profit was US$1.60 million for the three months ended March 31, 2016 compared to US$0.86 million for the same period in 2015. Our overall gross margin increased to 32% for the three months ended March 31, 2016, compared to 15% for the same period in 2015. The increase in our gross profit and gross margin for the three months ended March 31, 2016 was primarily due to (1) the improvement in gross margin of our internet advertising and data service business, which was 43% and 27% for the three months ended March 31, 2016 and 2015, respectively, and (2) the decrease in lower margin revenues from search engine marketing service, which constituted 28% and 53% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

We exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, which qualified for presentation as a discontinued operation. The results of operation of this business was reported in discontinued operation as a separate component in the consolidated statements of operations and comprehensive loss for all periods presented. As a result, operating expenses amounts in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component.

	Three Months Ended March 31,
	2016		2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$5,060	100%	$5,724	100%
Gross Profit	1,604	32%	856	15%
Sales and marketing expenses	880	17%	1,185	21%
General and administrative expenses	1,706	34%	1,245	22%
Research and development expenses	426	8%	490	9%
Total operating expenses	$3,012	59%	$2,920	51%

Operating Expenses:   Our operating expenses increased slightly to US$3.01 million for the three months ended March 31, 2016 from US$2.92 million for the same period of 2015.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$0.88 million for the three months ended March 31, 2016 from US$1.19 million for the same period of 2015. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the three months ended March 31, 2016, the decrease in our sales and marketing expenses was primarily due to the decrease in our brand marketing expenses of approximately US$0.23 million, which we spent through key search engines to promote our brand, websites and services.

●	General and administrative expenses: General and administrative expenses increased to US$1.71 million for the three months ended March 31, 2016 from US$1.25 million for the same period in 2015. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization, professional service fees, maintenance, utilities and other office expenses. For the three months ended March 31, 2016, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in general administrative expenses, such as: professional service expenses, salary and benefit expenses, office rental and other general office expenses of approximately US$0.12 million; (2) the net effect of increase in allowances for doubtful accounts, due to reversal of allowance for doubtful accounts of approximately US$0.22 million during the first quarter of 2015; and (3) the increase in share-based compensation expense of approximately US$0.12 million.

●	Research and development expenses: Research and development expenses were US$0.43 million and US$0.49 million for the three months ended March 31, 2016 and 2015, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$1.41 million and US$2.06 million for the three months ended March 31, 2016 and 2015, respectively.

Interest income: For the three months ended March 31, 2016 and 2015, interest income we earned was primarily contributed from the approximately US$3.3 million of term deposit we placed in one of the major financial institutions in the PRC.

Interest expense: For the three months ended March 31, 2015, interest expense we paid were primarily related to the approximately US$0.8 million of short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs, which was matured in July 2015 with no further extension.

Loss before income tax benefit, equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before income tax benefit, equity method investment, noncontrolling interest and discontinued operation was approximately US$1.39 million and US$2.02 million for the three months ended March 31, 2016 and 2015, respectively.

Income Tax benefit: We recognized a net income tax benefit of approximately US$0.03 million and US$0.22 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, approximately US$0.029 million of our income tax benefit was in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years; approximately US$0.034 million of our income tax benefit was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to utilized with respect to future earnings of the entities to which the operating losses relate; and we also incurred approximately US$0.035 million income tax expenses by utilizing deferred tax assets recognized in previous years due to earnings generated during the period. For the three months ended March 31, 2015, approximately US$0.04 million of our income tax benefit was in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years and approximately US$0.19 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to utilized with respect to future earnings of the entities to which the operating losses relate.

Loss before equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before equity method investment, noncontrolling interest and discontinued operation was approximately US$1.37 million and US$1.80 million for the three months ended March 31, 2016 and 2015, respectively.

Share of income in equity investment affiliates: For the three months ended March 31, 2016 and 2015, we beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the three months ended March 31, 2015, we recognized our pro-rata share of income in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.001 million and US$nil, respectively. For the three months ended March 31, 2016, we did not recognize any pro-rata share of loss in these equity investment affiliates, since the amount was immaterial.

Loss from continuing operations: As a result of the foregoing, we incurred a net loss from continuing operations of US$1.37 million and US$1.80 million for the three months ended March 31, 2016 and 2015, respectively.

Loss from discontinued operation, net of income tax: Since we exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, which qualified for presentation as a discontinued operation, the results of operations of this segment was reported as loss from discontinued operations as a separate component in our statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, respectively. Major line items constituting pre-tax net loss and net loss of the discontinued operation are as follows:

	Three Months Ended March 31,
	2016	2015
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	-	123
Cost of revenues	-	79
Total operating expenses	46	74
Not loss before income tax benefit	(46)	(30)
Income tax benefit	-	5
Net loss	(46)	(25)

Net loss: As a result of the foregoing, for the three months ended March 31, 2016 and 2015, we incurred a total net loss from continuing and discontinued operations of approximately US$1.41 million and US$1.82 million, respectively.

Net loss attributable to noncontrolling interest from continuing operations: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the three months ended March 31, 2016 and 2015, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$nil million and US$0.03 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$1.41 million and US$1.79 million for the three months ended March 31, 2016 and 2015, respectively.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2016, we had cash and cash equivalents of approximately US$3.7 million. We also had approximately US$3.3 million of term deposit placed in one of the major financial institutions in China which will mature in July 2016.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to internet resource and technical services providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies to enhance the functionality of the management tools for providing our advertising, marketing and data services and to secure the safety of our general network, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from operating activities we generated. Our existing cash is adequate to fund operations for the next twelve months.

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	Amounts in thousands of US dollars

Net cash provided by/(used in) operating activities	$443	$(2,328)
Net cash used in investing activities	(2,204)	(509)
Net cash provided by/(used in) financing activities	-	-
Changes in cash and cash equivalents included in assets held for sale	(6)	-
Effect of foreign currency exchange rate changes on cash	8	(16)
Net decrease in cash and cash equivalents	$(1,759)	$(2,853)

Net cash provided by/(used in) operating activities

For the three months ended March 31, 2016, our net cash provided by operating activities of approximately US$0.44 million were primarily attributable to:

(1)	net loss excluding approximately US$0.38 million of non-cash expenses of depreciation and amortizations; approximately US$0.56 million share-based compensation; approximately US$0.02 million of loss on disposal of fixed assets and approximately US$0.03 million of net deferred income tax benefit of approximately US$0.47 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivable decreased by approximately US$1.46 million, primarily due to subsequent collection of TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	accounts payable increased by approximately US$0.19 million;

-	advance from customers increased by approximately US$0.06 million;

-	other current assets decreased by approximately US$0.03 million;

-	taxes payable increased by approximately US$0.05 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$0.53 million;

-	prepayment to suppliers increased by approximately US$0.15 million;

-	accruals and other payables decreased by approximately US$0.2 million.

For the three months ended March 31, 2015, our net cash used in operating activities of approximately US$2.33 million were primarily attributable to:

(1)	net loss of US$1.82 million, adjusted by excluding an approximately US$0.23 million net deferred income tax benefit, an US$0.90 million non-cash expenses of depreciation, amortization, and share-based compensation and an US$0.22 million of reversal of bad debts provisions, yielded the non-cash items excluded net loss of approximately US$1.37 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivable decreased by approximately US$0.20 million, primarily due to the partial collection of the TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	advances from customers increased by approximately US$1.3 million; and

-	other payable increased by approximately US$0.04 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for the advertising services provided increased by approximately US$0.05 million;

-	deposit and prepayment to suppliers increased by approximately US$2.2 million for the purchasing of internet resources and TV advertising slots; and

-	aggregate of increase in other current assets and decrease in accounts payable and other current liabilities of approximately US$0.25 million.

Net cash used in investing activities

For the three months ended March 31, 2016, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.12 million for the purchase of general office equipment and expenditures on leasehold improvements; (2) we paid approximately US$1.39 million to purchase software technology related to Internet operation safety, information exchange security and data encryption and management; (3) we lent two of our cost method investees an aggregate of approximately US$0.26 million of short-term working capital loans during the period; and (4) we made additional investments to an investee of the Company of approximately US$0.43 million during the period. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.2 million for the three months ended March 31, 2016.

For the three months ended March 31, 2015, our cash used in investing activities included the following transactions: (1) we paid approximately US$0.33 million to settle the remaining balance related to the purchasing of software technology, which was consummated in December 2014; and (2) we made investments of approximately US$0.18 million in the aggregate to our cost/equity method investees during the period. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.51 million for the three months ended March 31, 2015.

Net cash provided by/(used in) financing activities

For the three months ended March 31, 2016 and 2015, there was no cash provided by or used in financing activities.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of March 31, 2016 and December 31, 2015, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was both approximately US$8.5 and US$6.7 million, respectively.

The current PRC Enterprise Income Tax Law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate.

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

As of March 31, 2016 and December 31, 2015, there were approximately US$22.2 million and US$22.9 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.8 million of statutory reserve funds as of March 31, 2016 and December 31, 2015, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$8.5 million and US$6.7 million of restricted net assets as of March 31, 2016 and December 31, 2015, as discussed above.

C. OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 26, 2015, Business Opportunity Online, one of our indirect wholly owned VIEs, filed a civil action against Beijing 58 Information Technology Co., Ltd. (“Beijing 58”) in the Chaoyang District People’s Court of Beijing. Business Opportunity Online is seeking a court order to establish that it owns a 17.5% equity interest in Beijing 58, one of the VIEs owned by 58.com Inc. On January 20, 2016, the Chaoyang District People’s Court of Beijing rendered its ruling that Business Opportunity Online did not own 17.5% equity interest in Beijing 58. On February 15, 2016, Business Opportunity Online appealed the decision in the Beijing Third Intermediate People’s Court. We believe that it is too early and uncertain to assess the potential outcome of this lawsuit.

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

CHINANET ONLINE HOLDINGS, INC.

Date: May 16, 2016	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

