Form 10-Q
period 2016-06-30
ChinaNet Online Holdings, Inc.
filed 2016-08-15
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 15, 2016, the registrant had 30,395,722 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2016	December 31, 2015
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,876	$5,503
Term deposit	3,197	3,265
Accounts receivable, net	3,206	2,549
Other receivables, net	464	1,910
Prepayment and deposit to suppliers	5,017	5,843
Due from related parties	333	41
Other current assets	43	45
Assets classified as held for sale	1,850	1,882
Total current assets	16,986	21,038

Long-term investments	1,561	1,133
Property and equipment, net	661	681
Intangible assets, net	6,868	5,638
Deposit and prepayment for purchasing of software technology	1,003	1,024
Goodwill	4,305	4,396
Deferred tax assets-non current	1,392	1,550
Total Assets	$32,776	$35,460

Liabilities and Equity
Current liabilities:
Accounts payable *	$90	$95
Advances from customers *	800	1,313
Accrued payroll and other accruals *	592	685
Guarantee payment and prepayment from new investors	924	944
Taxes payable *	3,102	3,186
Other payables *	448	234
Liabilities classified as held for sale *	833	913
Total current liabilities	6,789	7,370

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2016	December 31, 2015
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	58	118
Long-term borrowing from a director	132	135
Total Liabilities	6,979	7,623

Commitments and contingencies	-	129

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 30,395,722 shares and 29,640,130 shares at June 30, 2016 and December 31, 2015, respectively)	30	30
Additional paid-in capital	27,645	26,510
Statutory reserves	2,607	2,607
Retained deficit	(6,561)	(3,870)
Accumulated other comprehensive income	1,607	2,056
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	25,328	27,333

Noncontrolling interests	469	375
Total equity	25,797	27,708

Total Liabilities and Equity	$32,776	$35,460

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$13,276	$14,835	$8,264	$9,174
From related parties	220	468	172	405
Total revenues	13,496	15,303	8,436	9,579
Cost of revenues	9,395	12,187	5,939	7,319
Gross profit	4,101	3,116	2,497	2,260

Operating expenses
Sales and marketing expenses	1,943	2,230	1,063	1,045
General and administrative expenses	3,538	3,139	1,832	1,894
Research and development expenses	1,016	1,063	590	573
Total operating expenses	6,497	6,432	3,485	3,512

Loss from operations	(2,396)	(3,316)	(988)	(1,252)

Other income (expenses)
Interest income	53	63	26	34
Interest expense	-	(34)	-	(17)
Other (expenses)/income	(13)	31	(1)	(1)
Total other income	40	60	25	16

Loss before income tax expense, equity method investments, noncontrolling interests and discontinued operation	(2,356)	(3,256)	(963)	(1,236)
Income tax (expense)/benefit	(152)	308	(180)	86
Loss before equity method investments, noncontrolling interests and discontinued operation	(2,508)	(2,948)	(1,143)	(1,150)
Share of income in equity investment affiliates	-	2	-	1
Loss from continuing operations	(2,508)	(2,946)	(1,143)	(1,149)
Loss from and on disposal of discontinued operation, net of income tax	(60)	(109)	(14)	(84)
Net loss	(2,568)	(3,055)	(1,157)	(1,233)
Net (income)/loss attributable to noncontrolling interests from continuing operations	(123)	58	(123)	24
Net loss attributable to ChinaNet Online Holdings, Inc.	$(2,691)	$(2,997)	$(1,280)	$(1,209)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(2,568)	$(3,055)	$(1,157)	$(1,233)
Foreign currency translation (loss)/gain	(478)	23	(590)	143
Comprehensive loss	$(3,046)	$(3,032)	$(1,747)	$(1,090)
Comprehensive (income)/loss attributable to noncontrolling interests	(94)	58	(111)	25
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(3,140)	$(2,974)	$(1,858)	$(1,065)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.09)	$(0.11)	$(0.04)	$(0.04)
Loss from discontinued operations per common share
Basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	28,376,797	26,572,856	28,396,797	26,776,650

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,568)	$(3,055)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	760	888
Share-based compensation expenses	1,135	956
Loss on disposal of fixed assets	21	-
Reverse of allowances for doubtful accounts	-	(77)
Share of income in equity investment affiliates	-	(2)
Loss on deconsolidation of VIEs	9	-
Deferred taxes	152	(328)
Changes in operating assets and liabilities
Accounts receivable	(771)	(1,619)
Other receivables	1,325	1,856
Prepayment and deposit to suppliers	612	1,236
Due from related parties	(25)	(56)
Other current assets	1	(75)
Accounts payable	(154)	(273)
Advances from customers	(388)	1,490
Accrued payroll and other accruals	(89)	26
Other payables	296	(8)
Taxes payable	86	(109)
Commitment and contingencies	(129)	-
Net cash provided by operating activities	273	850

Cash flows from investing activities
Payment for office equipment and leasehold improvement	(148)	(20)
Long-term investment in and advance to cost/equity method investees	(754)	(186)
Payment for purchasing of software technology	(1,991)	(1,958)
Proceeds from disposal of VIEs	28	-
Cash effect on deconsolidation of VIEs	(18)	-
Net cash used in investing activities	(2,883)	(2,164)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Repayment of short-term loan to noncontrolling interest of VIE	-	(82)
Guarantee payment and prepayment from new investors	-	1,000
Net cash provided by financing activities	-	918

Changes in cash and cash equivalents included in assets held for sale	55	-

Effect of exchange rate fluctuation on cash and cash equivalents	(72)	4

Net decrease in cash and cash equivalents	(2,627)	(392)

Cash and cash equivalents at beginning of the period	5,503	5,037
Cash and cash equivalents at end of the period	$2,876	$4,645

Supplemental disclosure of cash flow information

Income tax paid	$2	$134
Interest expense paid	$-	$34

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

As of June 30, 2016, the Company operated its business primarily in China through its PRC subsidiaries and PRC operating entities, or VIEs as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the Securities and Exchange Commission (the “2015 Form 10-K”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable interest entities

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,710	$4,942
Term deposit	3,197	3,265
Accounts receivable, net	3,136	2,492
Other receivables, net	435	1,712
Prepayment and deposit to suppliers	4,894	5,841
Due from related parties	317	24
Other current assets	9	27
Assets classified as held for sale	1,850	1,882
Total current assets	16,548	20,185

Long-term investments	196	1,113
Property and equipment, net	432	503
Intangible assets, net	4,900	5,630
Deposit and prepayment for purchasing of software technology	1,003	1,024
Goodwill	4,305	4,396
Deferred tax assets-non current	1,034	1,249
Total Assets	$28,418	$34,100

Liabilities
Current liabilities:
Accounts payable	$83	$88
Advances from customers	799	1,304
Accrued payroll and other accruals	280	309
Due to Control Group	11	11
Taxes payable	2,648	2,733
Other payables	122	67
Liabilities classified as held for sale	833	913
Total current liabilities	4,776	5,425

Deferred tax Liabilities-non current	58	118
Total Liabilities	$4,834	$5,543

Commitments and contingencies	-	129

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015
	US$(’000)	US$(’000)

Revenues	$13,387	$15,077
Cost of revenues	(9,314)	(12,187)
Total operating expenses	(4,094)	(4,862)
Loss from discontinued operations	(60)	(109)
Net loss before allocation to noncontrolling interests	(260)	(1,710)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,
	2016	2015
	US$(’000)	US$(’000)

Revenues	$8,348	$9,457
Cost of revenues	(5,859)	(7,319)
Total operating expenses	(2,211)	(2,659)
Loss from discontinued operations	(14)	(84)
Net income/(loss) before allocation to noncontrolling interests	75	(502)

3.	Summary of significant accounting policies

a)	Basis of presentation

The condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated interim financial information as of June 30, 2016 and for the six and three months ended June 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the 2015 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2016, its consolidated results of operations for the six and three months ended June 30, 2016 and 2015, and its consolidated cash flows for the six months ended June 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Principles of consolidation

The condensed consolidated interim financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Comparability due to discontinued operation

In the fourth fiscal quarter of 2015, the Company exited its brand management and sales channel building business segment, which qualified for presentation as a discontinued operation in accordance with ASC Topic 205. As a result, the results of operations of this business was reported in discontinued operation as a separate component in the Company’s condensed consolidated statements of operations and comprehensive loss for all periods presented. Certain accounts in the condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2015 and related notes have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2016	December 31, 2015

Balance sheet items, except for equity accounts	6.6312	6.4936

	Six Months Ended June 30,
	2016	2015

Items in the statements of operations and comprehensive loss, and statements of cash flows	6.5303	6.1288

	Three Months Ended June 30,
	2016	2015
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.5317	6.1203

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the six months ended June 30, 2016 and 2015, advertising expenses for the Company’s own brand building were approximately US$960,000 and US$1,220,000, respectively. For the three months ended June 30, 2016 and 2015, advertising expenses for the Company’s own brand building were approximately US$537,000 and US$572,000, respectively.

g)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2016 and 2015 were approximately US$1,016,000 and US$1,063,000, respectively. Expenses for research and development for the three months ended June 30, 2016 and 2015 were approximately US$590,000 and US$573,000, respectively.

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

Term deposit as of June 30, 2016 and December 31, 2015 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit matured on July 7, 2016 and was extended to July 7, 2017. The interest rate of the term deposit is 2.25% per annum.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Accounts receivable, net

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,081	5,619
Allowance for doubtful accounts	(2,875)	(3,070)
Accounts receivable, net	3,206	2,549

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2016 and December 31, 2015, the Company provided approximately US$2,875,000 and US$3,070,000 allowance for doubtful accounts, which were related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. For the six and three months ended June 30, 2016, no allowance for doubtful accounts was provided or reversed. For the six months ended June 30, 2015, approximately US$77,000 allowance for doubtful accounts was reversed. For the three months ended June 30, 2015, approximately US$143,000 allowance for doubtful accounts was provided. For the six months ended June 30, 2016, accounts receivable and the related allowance of approximately US$0.22 million and US$0.13 million, respectively, was decreased due to disposal of a VIE during the period.

6.	Other receivables, net

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Term deposit interest receivable	94	48
Staff advances for normal business purpose	68	243
TV advertisement deposit and prepayment receivable	-	1,157
Overdue deposits	956	1,130
Allowance for doubtful debts	(654)	(668)
Other receivables, net	464	1,910

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

For advertising resources purchase contracts signed by the Company with its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of June 30, 2016 and December 31, 2015, the Company provided approximately US$654,000 and US$668,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the six and three months ended June 30, 2016 and 2015, no allowance for doubtful accounts was provided or reversed.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Prepayments and deposit to suppliers

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet resources providers	860	622
Prepayments to internet resources providers	2,479	3,623
Deposits to other services providers	1,508	1,540
Other deposits and prepayments	170	58
	5,017	5,843

The Company purchases internet resources from large internet search engines and technical services from suppliers to attract more internet traffic to its advertising portals and provide value-added services to its clients.

Deposits to internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers. As of June 30, 2016 and December 31, 2015, deposit to internet resources providers primarily consisted of the contractual deposits paid for purchasing internet resources from two of the Company’s largest internet resources suppliers.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of revenues when the related services are provided.

Deposits to other service providers consisted of an approximately US$0.75 million deposit to an intermediary service provider, which the Company engaged to facilitate the Company to find, select and negotiate with its internet, TV or other media resource suppliers, and another approximately US$0.75 million deposit for an advisory contract related to finding buyers for liansuo.com and new investors for the Company. The contract with the intermediary service provider expired on April 30, 2016 and was extended to October 31, 2016. In accordance with the extended contract, the deposit will be refunded to the Company no later than December 31, 2016.

8.	Due from related parties

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	42	35
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	158	4
Guohua Shiji (Beijing) Communication Co., Ltd.	121	-
Beijing Saturday Education Technology Co., Ltd.	12	2
	333	41

Related parties of the Company represented direct or indirect unconsolidated investees of the Company or entities that are directly or indirectly owned by Mr. Handong Cheng or Mr. Xuanfu Liu, the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising and marketing services to these related parties in its normal course of business on the same terms as those provided to its unrelated clients. Due from related parties represented the outstanding receivables for the advertising and marketing services that the Company provided to these related parties as of each reporting date. As of June 30, 2016, due from related parties also included short-term working capital loans of RMB1.0 million (approximately US$0.15 million) and RMB0.8 million (approximately US$0.12 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company classified the assets and liabilities of the disposal group as held for sale as of each reporting date and presented separately in the asset and liability section, respectively. The assets and liabilities held by the disposal group are as follows:

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Assets classified as held for sale
Cash and cash equivalents	123	181
Accounts receivable, net	13	53
Other receivables, net	110	95
Advance to suppliers	461	366
Property and equipment, net	38	43
Deferred tax assets	210	298
Goodwill allocated to the disposal group(1)	895	914
Inter-co balances elimination(2)	-	(68)
Total assets classified as held for sale	1,850	1,882

Liabilities classified as held for sale
Accounts payable	2	154
Advance from customers	667	588
Accrued payroll and other accruals	40	50
Taxes payable	9	9
Other payables	115	364
Inter-co balances elimination(2)	-	(252)
Total liabilities classified as held for sale	833	913

(1)	Liansuo.com (the disposal group) is a portion of the Company’s internet advertising and data service reporting unit that constitutes a business. Goodwill allocated to the disposal group is calculated based on the relative fair value of liansuo.com and the remaining portion of the reporting unit that will be retained.

(2)	Inter-company balances are part of the disposal group’s assets or liabilities, but were eliminated in deriving the consolidated financial statements.

10.	Long-term investments

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Equity method investments:
Investment in equity method investees	741	778
Advance to equity method investees	79	80
Impairment on equity method investments	(820)	(838)
Total equity method investments	-	20

Cost method investments:
Investment in cost method investees	1,561	1,113

Total long-term investments	1,561	1,133

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Cost method investments

As of June 30, 2016, the Company beneficially owned a 19% equity interest in ChinaNet Chuang Tou and Guohua Shiji, respectively, a 15% equity interest in ChinaNet Korea and a 10% equity interest in Chuangshi Meiwei and Beijing Saturday, respectively. The Company accounts for these investments under cost method of accounting. The following table summarizes the movement of the investments in cost method investees for the six months ended June 30, 2016:

	ChinaNet Korea	Beijing Saturday	Chuangshi Meiwei	Guohua Shiji	ChinaNet Chuang Tou	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2015 (audited)	-	17	154	3	939	1,113
Investments during the year	8	-	-	26	437	471
Exchange translation adjustment	-	-	(3)	-	(20)	(23)
Balance as of June 30, 2016 (Unaudited)	8	17	151	29	1,356	1,561

11.	Property and equipment, net

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	374	382
Vehicles	798	839
Office equipment	1,490	1,376
Electronic devices	1,147	1,171
Property and equipment, cost	3,809	3,768
Less: accumulated depreciation	(2,987)	(2,922)
Less: impairment loss on abandoned fixed assets	(161)	(165)
Property and equipment, net	661	681

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses in the aggregate for the six months ended June 30, 2016 and 2015 were approximately US$137,000 and US$174,000, respectively. Depreciation expenses in the aggregate for the three months ended June 30, 2016 and 2015 were approximately US$64,000 and US$87,000, respectively.

12.	Intangible assets, net

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,457	1,488
Intangible assets subject to amortization:
Contract backlog	-	191
Customer relationship	2,009	3,340
Non-compete agreements	1,106	1,321
Software technologies	309	316
Cloud compute software technology	1,400	1,429
Intelligent marketing data service platform	4,869	4,973
Internet safety, information exchange security and data encryption software	1,960	-
Other computer software	106	108
Intangible assets, cost	13,216	13,166
Less: accumulated amortization	(4,386)	(4,845)
Less: accumulated impairment losses	(1,962)	(2,683)
Intangible assets, net	6,868	5,638

Amortization expenses in aggregate for the six months ended June 30, 2016 and 2015 were approximately US$623,000 and US$714,000, respectively. Amortization expenses in aggregate for the three months ended June 30, 2016 and 2015 were approximately US$312,000 and US$357,000, respectively.

Based on the current carrying value of the finite-lived intangible assets recorded, which weighted average remaining useful life was 7.13 years as of June 30, 2016, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$712,000 for the six months ended December 31, 2016, approximately US$952,000 for the year ended December 31, 2017 and approximately US$946,000 each year for the year ended December 31, 2018 through 2020.

For the six months ended June 30, 2016, intangible assets, the related accumulated amortization and accumulated impairment loss of approximately US$1.64 million, US$0.97 million and US$0.67 million, respectively, was decreased due to disposal of a VIE during the period.

13.	Deposit and prepayment for purchasing of software technology

In May 2015, the Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.4 million). As of June 30, 2016 and December 31, 2015, the Company had paid in the aggregate of RMB6.65 million (approximately US$1.0 million) in accordance with the payment schedule set forth in the contract. The Company is currently in test trials for this system. The transaction as contemplated under the contract is expected to be consummated in 2016.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2015 (audited)	4,396
Exchange translation adjustment	(91)
Balance as of June 30, 2016 (unaudited)	4,305

15.	Accrued payroll and other accruals

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	360	345
Accrued operating expenses	232	340
	592	685

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

As of June 30, 2016, the Company has received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$807,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$117,000 from Dongsys Innovation, respectively.

Due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the Ministry of Commerce of the PRC (the “MOFCOM”), the Company and its investors experienced difficulties in obtaining approval for the transactions from the MOFCOM. As a result, on May 12, 2016, the Company terminated the security purchase agreement with the two investors, respectively. The Company expects to refund the guarantee payment and prepayment to the investors before December 31, 2016. As agreed by the parties, if the Company fails to fully refund the amounts before December 31, 2016, the Company will bear a 12% annualized interest rate for the unpaid amounts and the amounts shall be refunded to the investors no later than December 31, 2017.

17.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the six and three months ended June 30, 2016, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the six and three months ended June 30, 2016 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

•	In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. During 2015, Business Opportunity Online reapplied for the qualification as a High and New Technology Enterprise. In November 2015, Business Opportunity Online received the formal certificate as a High and New Technology Enterprise, which enabled the entity to continue to enjoy the favorable statutory tax rate of 15% until November 2018. Therefore, for the six and three months ended June 30, 2016 and 2015, the applicable income tax rate of Business Opportunity Online was 15%.

•	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate which is 25% to 12.5% of its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was 25% for the six and three months ended June 30, 2016, and was 12.5% for the six and three months ended June 30, 2015.

•	The applicable income tax rate for other PRC operating entities of the Company was 25% for the six and three months ended June 30, 2016 and 2015.

•	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the six and three months ended June 30, 2016 and 2015, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiaries and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiaries and VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the six and three months ended June 30, 2016 and 2015, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of June 30, 2016 and December 31, 2015, taxes payable consists of:

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,258	1,272
Enterprise income tax payable	1,844	1,914
Total taxes payable	3,102	3,186

For the six months ended June 30, 2016, taxes payable of approximately US$0.10 million was decreased due to disposal of a VIE during the period.

For the six and three months ended June 30, 2016 and 2015, the Company’s income tax (expense)/benefit consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	-	(4)	-	(4)
Deferred-PRC	(152)	312	(180)	90
Income tax (expenses)/benefit	(152)	308	(180)	86

The Company’s deferred tax liabilities at June 30, 2016 and changes for the six months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2015 (audited)	118
Reversal during the period	(58)
Exchange translation adjustment	(2)
Balance as of June 30, 2016 (unaudited)	58

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions in previous years. Reversal for the six months ended June 30, 2016 of approximately US$58,000 was due to amortization of the acquired intangible assets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	8,437	7,921
Bad debts provision	913	932
Valuation allowance	(7,958)	(7,303)
Total deferred tax assets	1,392	1,550

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$16,061,000 and US$14,903,000 at June 30, 2016 and December 31, 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2036. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$16,312,000 and US$15,657,000 at June 30, 2016 and December 31, 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2021. The related deferred tax asset was calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$297,000 and US$96,000 valuation allowance for the six months ended June 30, 2016 and 2015, respectively, and recorded approximately US$137,000 and US$16,000 valuation allowance for the three months ended June 30, 2016 and 2015, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate. The Company also utilized approximately US$193,000 and US$158,000 deferred tax assets for the six and three months ended June 30, 2016, respectively.

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2016 and December 31, 2015, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$8.1 million and US$6.7 million, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2016 and December 31, 2015, there was approximately US$20.9 million and US$22.9 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.6 million and US$2.8 million of statutory reserve funds as of June 30, 2016 and December 31, 2015, respectively, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$8.1 million and US$6.7 million of restricted net assets as of June 30, 2016 and December 31, 2015, as discussed above.

20.	Related party transactions

Revenue from related parties:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	21	58	20	21
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	83	349	59	349
Beijing Saturday Education Technology Co., Ltd.	116	61	93	35
	220	468	172	405

21.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$298,000 and US$279,000 for the six months ended June 30, 2016 and 2015, respectively. The total amounts for such employee benefits were approximately US$144,000 and US$135,000 for the three months ended June 30, 2016 and 2015, respectively.

22.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and prepayments and deposits to suppliers. As of June 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, which management believes are of high credit quality.

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

Concentration of customers

There was no single customer who accounted for more than 10% of the Company’s revenues for the six or three months ended June 30, 2016.

For the six months ended June 30, 2015, two customers individually accounted for 17% and 14% of the Company’s revenues, respectively. For the three months ended June 30, 2015, one of the two customers individually accounted for 11% of the Company’s revenues. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the six or three months ended June 30, 2015.

As of June 30, 2016, two customers individually accounted for 22% and 22% of the Company’s accounts receivables, respectively. As of December 31, 2015, the same two customers individually accounted for 24% and 17% of the Company’s accounts receivables, respectively. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2016 or December 31, 2015.

Concentration of suppliers

For the six months ended June 30, 2016, two suppliers individually accounted for 60% and 12% of the Company’s cost of revenues, respectively. For the three months ended June 30, 2016, the same two suppliers individually accounted for 60% and 10% of the Company’s cost of revenues, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the six or three months ended June 30, 2016.

For the six months ended June 30, 2015, two suppliers individually accounted for 51% and 32% of the Company’s cost of revenues, respectively. For the three months ended June 30, 2015, the same two suppliers individually accounted for 28% and 48% of the Company’s cost of revenues, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the six or three months ended June 30, 2015.

23.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of June 30, 2016:

Office Rental
US$(’000)
(Unaudited)
Six months ending December 31,
-2016	276
Year ending December 31,
-2017	554
-2018	553
-2019	111
Total	$1,494

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Excluding rental expenses included in discontinued operation, for the six months ended June 30, 2016 and 2015, rental expenses under operating leases were approximately US$310,000 and US$210,000, respectively. For the three months ended June 30, 2016 and 2015, rental expenses under operating leases were approximately US$140,000 and US$105,000, respectively.

In May 2015, the Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.4 million). As of June 30, 2016, the Company had paid in the aggregate of RMB6.65 million (approximately US$1.0 million) in accordance with the payment schedule set forth in the contract. The transaction as contemplated under the contract is expected to be consummated in 2016 and the remaining unpaid contract amount is expected to be paid in 2016.

In accordance with the contract entered into between the Company and one of its largest internet resources suppliers, the Company agreed to purchase in the aggregate of RMB100 million (“the minimum consumption amount”) (approximately US$15.1 million) from this supplier for a one-year period commencing on June 13, 2015. In accordance with this contract, if the Company fails to meet the minimum consumption amount, the supplier is allowed to require the Company to retroactively compensate the supplier in cash the difference between the granted discount rate set forth based on the minimum consumption amount and any revised discount rate set forth based on further negotiation between the two parties, if the Company is able to achieve 50% of the minimum consumption amount. If the Company fails to achieve 50% of the minimum consumption amount, the Company is not eligible to enjoy any discount. The contract expired on June 12, 2016, based on the final agreed compensation plan between the two parties, the Company compensated the supplier of approximately US$0.13 million for failing to meet the minimum consumption amount, which equaled to the deposit withheld by the supplier upon entering into the original contract in June 2015.

Legal Proceedings

On October 26, 2015, Business Opportunity Online, one of the Company’s indirect wholly owned VIEs, filed a civil action against Beijing 58 Information Technology Co., Ltd. (“Beijing 58”) in the Chaoyang District People’s Court of Beijing. Business Opportunity Online is seeking a court order to establish that it owns a 17.5% equity interest in Beijing 58, one of the VIEs owned by 58.com Inc. On January 20, 2016, the Chaoyang District People’s Court of Beijing rendered its ruling that Business Opportunity Online did not own 17.5% equity interest in Beijing 58. On February 15, 2016, Business Opportunity Online appealed the decision in the Beijing Third Intermediate People’s Court. On May 30, 2016, the Beijing Third Intermediate People’s Court rendered its final ruling that Business Opportunity Online did not own 17.5% equity interest in Beijing 58.

24.	Discontinued operation

The Company exited its brand management and sales channel building business segment in the fourth fiscal quarter of 2015, operated by one of its VIEs, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, the Company disposed Quanzhou Zhi Lang to an unaffiliated third-party, the loss incurred from the disposal was also included in results of operations of discontinued operation, presented as a separate component in the condensed consolidated statements of operations and comprehensive loss for all periods presented. Major classes of line items constituting pre-tax net loss and net loss of the discontinued operation for the six and three months ended June 30, 2016 and 2015, respectively, are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	-	167	-	44
Cost of revenues	-	104	-	25
Total operating expenses	51	188	5	114
Not loss before income tax benefit	(51)	(125)	(5)	(95)
Income tax benefit	-	16	-	11
Loss from discontinued operation, net of income tax	(51)	(109)	(5)	(84)
Loss on disposal of discontinued operation, net of income tax	(9)	-	(9)	-
Loss from and on disposal of discontinued operation, net of income tax	(60)	(109)	(14)	(84)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2016 and 2015, depreciation and amortization expenses included in operating expenses of the discontinued operation were immaterial. There were no significant capital expenditures, operating or investing noncash items incurred in the discontinued operation for the six and three months ended June 30, 2016 or 2015.

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

Six Months Ended June 30, 2016 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenues	13,496	-	-		-	13,496
Cost of revenues	9,395		-		-	9,395
Total operating expenses	4,207	76	2,214	(1)	-	6,497
Depreciation and amortization expense included in total operating expenses	712	1	47		-	760
Operating loss	(106)	(76)	(2,214)		-	(2,396)

Expenditure for long-term assets	2,036	-	103		-	2,139

Net loss from continuing operations	(284)	(76)	(2,148)		-	(2,508)

Total assets – June 30, 2016	28,262	1,534	16,377	(2)	(13,397)	32,776
Total assets – December 31, 2015	33,727	3,148	17,362	(3)	(18,777)	35,460

(1)	Including approximately US$1,135,000 share-based compensation expenses.

(2)	Including approximately US$1,850,000 total assets classified as held for sale.

(3)	Including approximately US$182,000 total assets held by brand management and sale channel building segment and US$1,882,000 assets classified as held for sale.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2016 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	8,436	-	-	-	8,436
Cost of revenues	5,939	-	-	-	5,939
Total operating expenses	2,302	28	1,155 (1)	-	3,485
Depreciation and amortization expense included in total operating expenses	354	1	21	-	376
Operating income/(loss)	195	(28)	(1,155)	-	(988)

Expenditure for long-term assets	627	-	1	-	628

Net income/(loss) from continuing operations	8	(28)	(1,123)	-	(1,143)

(1)	Including approximately US$571,000 share-based compensation expenses.

Six Months Ended June 30, 2015 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	14,084	1,219	-	-	15,303
Cost of revenues	11,141	1,046	-	-	12,187
Total operating expenses	4,632	281	1,519 (1)	-	6,432
Depreciation and amortization expense included in total operating expenses	777	63	16		856
Operating loss	(1,689)	(108)	(1,519)	-	(3,316)

Expenditure for long-term assets	1,964	-	14	-	1,978

Net loss from continuing operations	(1,331)	(99)	(1,516)	-	(2,946)

(1)	Including approximately US$956,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2015 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	8,486	1,093	-	-	9,579
Cost of revenues	6,386	933	-	-	7,319
Total operating expenses	2,535	154	823 (1)	-	3,512
Depreciation and amortization expense included in total operating expenses	389	32	7	-	428
Operating (loss)/income	(435)	6	(823)	-	(1,252)

Expenditure for long-term assets	1,638	-	14	-	1,652

Net (loss)/income from continuing operations	(343)	15	(821)	-	(1,149)

(1)	Including approximately US$501,000 share-based compensation expenses.

26.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. from continuing operations (numerator for basic and diluted loss per share from continuing operations)	$(2,631)	$(2,888)	$(1,266)	$(1,125)

Net loss attributable to ChinaNet Online Holdings, Inc. from discontinued operation (numerator for basic and diluted loss per share from discontinued operation)	$(60)	$(109)	$(14)	$(84)

Weighted average number of common shares outstanding - Basic	28,376,797	26,572,856	28,396,797	26,776,650
Effect of diluted securities:
Unvested restricted common stocks	-	-	-	-
Common stock purchase options	-	-	-	-
Weighted average number of common shares outstanding -Diluted	28,376,797	26,572,856	28,396,797	26,776,650

Loss per share-Basic and diluted from continuing operations	$(0.09)	$(0.11)	$(0.04)	$(0.04)
Loss per share-Basic and diluted from discontinued operations	$-	$-	$-	$-

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2016, the diluted loss per share calculation for continuing and discontinued operations did not include options to purchase up to 2,088,040 shares of the Company’s common stock, because they were out of the money, and did not include 1,998,926 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the periods from both continuing and discontinued operations.

For the six and three months ended June 30, 2015, the diluted loss per share calculation for continuing and discontinued operations did not include 2,666,667 shares of unvested restricted common stock and exercisable in-the-money options to purchase up to 894,940 shares of the Company’s common stock, because their effect was anti-dilutive, as the Company incurred a loss for the periods from both continuing and discontinued operations.

27.	Share-based compensation expenses

The Company granted 100,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2016 and 2015. These shares were valued at US$1.20 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the service was US$30,000 for the six months ended June 30, 2016 and 2015, and US$15,000 for the three months ended June 30, 2016 and 2015.

The Company granted 350,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$1.57 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the six months ended June 30, 2016 and 2015 was approximately US$137,400 and US$45,800, respectively. Total compensation expense recognized for the three months ended June 30, 2016 and 2015 was approximately US$68,700 and US$45,800, respectively.

The Company granted 300,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014. These shares were valued at US$0.67 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the six and three months ended June 30, 2015 was approximately US$100,500 and US$50,250, respectively.

On December 30, 2014, the Company issued 4,200,000 shares of the Company’s restricted common stock to its executive officers, of which 1,533,333 restricted shares were vested upon issuance, 1,333,333 restricted shares were vested on December 30, 2015 and the remaining 1,333,334 restricted shares will be vested on December 30, 2016. The restricted stock was valued at $1.17 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized for the six months ended June 30, 2016 and 2015 was US$780,000. Total compensation expenses recognized for the three months ended June 30, 2016 and 2015 was US$390,000.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 665,592 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at $0.84 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares, total compensation expenses recognized for the six and three months ended June 30, 2016 was approximately US$88,200 and US$44,100, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees, in the aggregate, to purchase up to 1,193,100 shares of the Company’s restricted common stock at an exercise price of US$0.84 per share, of which 397,700 options was vested upon the date of grant, 397,700 options will be vested on September 14, 2016 and the remaining 397,700 options will be vested on September 14, 2017. These options were valuated at US$0.41-US$0.56 per option. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of the unvested part of options, total compensation expenses recognized for these options for the six and three months ended June 30, 2016 was approximately US$92,500 and US$46,250, respectively.

On April 1, 2016, the Company granted 40,000 shares of the Company’s restricted common stock in aggregate to two marketing service providers in exchange for their services to the Company for a 12-month period commencing on April 1, 2016. These shares were valued at US$0.69 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the six and three months ended June 30, 2016 was approximately US$6,900.

Options issued and outstanding at June 30, 2016 and their movements during the six months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2015 (audited)	2,088,040	5.04	$1.00	1,292,640	5.24	$1.09
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2016 (unaudited)	2,088,040	4.54	$1.00	1,292,640	4.75	$1.09

The aggregate unrecognized share-based compensation expenses as of June 30, 2016 and 2015 is approximately US$1,693,000 and US$2,890,000, respectively.

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

A. RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2016 AND 2015

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$13,276	$14,835	$8,264	$9,174
From related parties	220	468	172	405
Total revenues	13,496	15,303	8,436	9,579
Cost of revenues	9,395	12,187	5,939	7,319
Gross profit	4,101	3,116	2,497	2,260

Operating expenses
Sales and marketing expenses	1,943	2,230	1,063	1,045
General and administrative expenses	3,538	3,139	1,832	1,894
Research and development expenses	1,016	1,063	590	573
Total operating expenses	6,497	6,432	3,485	3,512

Loss from operations	(2,396)	(3,316)	(988)	(1,252)

Other income (expenses)
Interest income	53	63	26	34
Interest expense	-	(34)	-	(17)
Other (expenses)/income	(13)	31	(1)	(1)
Total other income	40	60	25	16

Loss before income tax expense, equity method investments, noncontrolling interests and discontinued operation	(2,356)	(3,256)	(963)	(1,236)
Income tax (expense)/benefit	(152)	308	(180)	86
Loss before equity method investments, noncontrolling interests and discontinued operation	(2,508)	(2,948)	(1,143)	(1,150)
Share of income in equity investment affiliates	-	2	-	1
Loss from continuing operations	(2,508)	(2,946)	(1,143)	(1,149)
Loss from and on disposal of discontinued operation, net of income tax	(60)	(109)	(14)	(84)
Net loss	(2,568)	(3,055)	(1,157)	(1,233)
Net (income)/loss attributable to noncontrolling interests from continuing operations	(123)	58	(123)	24
Net loss attributable to ChinaNet Online Holdings, Inc.	$(2,691)	$(2,997)	$(1,280)	$(1,209)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.09)	$(0.11)	$(0.04)	$(0.04)

Loss from discontinued operation per common share
Basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	28,376,797	26,572,856	28,396,797	26,776,650

Revenues

The following tables set forth a breakdown of our total revenues, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2016		2015
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement and data service	9,289	68.8%	$8,215	53.7%
-Technical services	21	0.2%	226	1.5%
-Search engine marketing service	4,186	31.0%	5,643	36.9%
Internet advertisement and related services	$13,496	100%	$14,084	92.0%
TV and Bank kiosk advertisement	-	-	1,219	8.0%
Total	$13,496	100%	$15,303	100%

	Three Months Ended June 30,
	2016		2015
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement and data service	$5,662	67.1%	$5,768	60.2%
-Technical services	-	-	122	1.3%
-Search engine marketing service	2,774	32.9%	2,596	27.1%
Internet advertisement and related services	$8,436	100%	$8,486	88.6%
TV and Bank kiosk advertisement	-	-	1,093	11.4%
Total	$8,436	100%	$9,579	100%

Total Revenues: Our total revenues decreased to US$13.5 million for the six months ended June 30, 2016 from US$15.3 million for the same period last year, which was primarily due to decrease in revenues from search engine marketing service and TV and bank kiosk advertising service during the period. For the three months ended June 30, 2016, our total revenues decreased to US$8.4 million, compared to US$9.6 million for the same period last year, which was primarily due to decrease in revenues from TV and bank kiosk advertising service during the period.

We derive the majority of our service revenues from the sale of advertising space on our internet portals and providing the related data service, sales of effective sales lead information, providing search engine marketing (“SEM”) service and other related value added technical support and services and content management services to unrelated third parties and to certain related parties. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the six and three months ended June 30, 2016 and 2015, our service revenues from related parties in the aggregate was less than 4.3% of the total revenues for each respective reporting period.

The tables below summarize the revenues, cost of revenues, gross profit and net (loss)/income generated from each of our VIEs and subsidiaries for the six and three months ended June 30, 2016 and 2015, respectively, with inter-company transactions eliminated:

For the six months ended June 30, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	109	-	109
Business Opportunity Online and subsidiaries	13,167	220	13,387
Beijing CNET Online and subsidiaries	-	-	-
Total revenues	13,276	220	13,496

For the three month ended June 30, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	88	-	88
Business Opportunity Online and subsidiaries	8,176	172	8,348
Beijing CNET Online and subsidiaries	-	-	-
Total revenues	8,264	172	8,436

For the six months ended June 30, 2016:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	81	28
Business Opportunity Online and subsidiaries	9,314	4,073
Beijing CNET Online and subsidiaries	-	-
Total	9,395	4,101

For the three months ended June 30, 2016:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	80	8
Business Opportunity Online and subsidiaries	5,859	2,489
Beijing CNET Online and subsidiaries	-	-
Total	5,939	2,497

For the six months ended June 30, 2016:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(1,151)
Business Opportunity Online and subsidiaries	(133)
Beijing CNET Online and subsidiaries	(66)
ChinaNet Online Holdings, Inc.	(1,158)
Total net loss from continuing operations before allocation to the noncontrolling interest	(2,508)
Loss from discontinued operations	(60)
Total net loss before allocation to the noncontrolling interest	(2,568)

For the three months ended June 30, 2016:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE and subsidiaries	(660)
Business Opportunity Online and subsidiaries	113
Beijing CNET Online and subsidiaries	(23)
ChinaNet Online Holdings, Inc.	(573)
Total net loss from continuing operations before allocation to the noncontrolling interest	(1,143)
Loss from discontinued operations	(14)
Total net loss before allocation to the noncontrolling interest	(1,157)

For the six months ended June 30, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	226	-	226
Business Opportunity Online and subsidiaries	14,470	468	14,938
Beijing CNET Online and subsidiaries	139	-	139
Total revenues	14,835	468	15,303

For the three months ended June 30, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	122	-	122
Business Opportunity Online and subsidiaries	8,982	405	9,387
Beijing CNET Online and subsidiaries	70	-	70
Total revenues	9,174	405	9,579

For the six months ended June 30, 2015:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	-	226
Business Opportunity Online and subsidiaries	12,182	2,756
Beijing CNET Online and subsidiaries	5	134
Total	12,187	3,116

For the three months ended June 30, 2015:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	-	122
Business Opportunity Online and subsidiaries	7,317	2,070
Beijing CNET Online and subsidiaries	2	68
Total	7,319	2,260

For the six months ended June 30, 2015:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(197)
Business Opportunity Online and subsidiaries	(1,550)
Beijing CNET Online and subsidiaries	(50)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(1,148)
Total net loss from continuing operations before allocation to the noncontrolling interest	(2,946)
Loss from discontinued operations	(109)
Total net loss before allocation to the noncontrolling interest	(3,055)

For the three months ended June 30, 2015:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(112)
Business Opportunity Online and subsidiaries	(391)
Beijing CNET Online and subsidiaries	(26)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(619)
Total net loss from continuing operations before allocation to the noncontrolling interest	(1,149)
Loss from discontinued operations	(84)
Total net loss before allocation to the noncontrolling interest	(1,233)

Management considers revenues generated from internet advertising and data service, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

•	Internet advertising and data service revenues for the six and three months ended June 30, 2016 increased to approximately US$9.29 million, compared to US$8.22 million for the same period in 2015, representing a 13% increase. For the three months ended June 30, 2016, Internet advertising and data service revenues decreased slightly to US$5.66 million from US$5.77 million for the same period in 2015. During 2015, we continued to place persistent effort in integrating and upgrading our internet advertising, marketing and data services to our SME clients. We optimized our online promotion tactics by conglomerating different products of a single large customer and relatively increasing input on segment and industry level online promotions to improve cost efficiency, which helped the Company and our clients achieve more accurate promotion and placement effects with acceptable costs, thereby increasing sales lead conversion rate and overall client satisfaction with our services. We also optimized our online promotion analysis and cost control system to provide more data and feedback to our users, which is especially helpful to our larger clients, and helpful to the Company to achieve a dynamic control on its internet resources costs. As a result, along with eliminating smaller and non-profitable clients, the number of larger customers served by us continued to increase. We will continue to invest in developing new service modules for our clients. We believe that launch of new services in future periods will help increase our market penetration in the SME segment, thereby continuing to increase our recurring revenues in the future.

•	Revenues generated from technical services offered by Rise King WFOE were US$0.02 million and US$nil for the six and three months ended June 30, 2016, respectively, compared to US$0.23 million and US$0.12 million for the same periods in 2015, respectively.

•	Revenue generated from search engine marketing services for the six and three months ended June 30, 2016 was approximately US$4.19 million and US$2.78 million, respectively, compared to US$5.64 million and US$2.60 million for the same periods in 2015, respectively. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. The decrease in this revenues for the six months ended June 30, 2016 was primarily due to the decrease in revenues generated during the first quarter of 2016, which was primarily due to the delay of finalizing the 2016 framework purchase contract with our key search engine suppliers during the period. As a result, it temporarily limited the supply of this service during the first quarter of 2016. Management believes this service will be an effective supplement to the internet advertising and data service provided to our clients, and will help increase the overall satisfaction with our services, thereby increasing recurring revenues and the number of clients in the future. Due to the relative low gross margin of this service as compares to the internet advertising and data service, management does not expect further expansion of this service in the future.

•	As discussed in our 2015 Form 10-K, we exited our bank kiosk advertisement business segment in the fourth fiscal quarter of 2015. We did not generate any TV advertisement revenues for the six and three months ended June 30, 2016, since we did not finalize any TV advertisement resources contracts with suppliers during the periods. For the six months ended June 30, 2015, our total revenues generated from TV and bank kiosk advertisement was approximately US$1.22 million, of which approximately US$1.08 million was generated from TV advertisement and US$0.14 million was generated from bank kiosk advertisement. For the three months ended June 30, 2015, our total revenues generated from TV and bank kiosk advertisement was approximately US$1.09 million, of which approximately US$1.02 million was generated form TV advertisement and US$0.07 million was generated from bank kiosk advertisement.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, marketing and data services and technical services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2016			2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement and data service	$9,289	$5,329	43%	$8,215	$5,662	31%
-Technical services	21	2	90%	226	-	100%
-Search engine marketing service	4,186	4,064	3%	5,643	5,479	3%
Internet advertisement and related services	$13,496	$9,395	30%	$14,084	$11,141	21%
TV and Bank kiosks advertisement	-	-	-	1,219	1,046	14%
Total	$13,496	$9,395	30%	$15,303	$12,187	20%

	Three Months Ended June 30,
	2016			2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement and data service	$5,662	$3,244	43%	$5,768	$3,864	33%
-Technical services	-	1	-	122	-	100%
-Search engine marketing service	2,774	2,694	3%	2,596	2,522	3%
Internet advertisement and related services	$8,436	$5,939	30%	$8,486	$6,386	25%
TV and Bank kiosks advertisement	-	-	-	1,093	933	15%
Total	$8,436	$5,939	30%	$9,579	$7,319	24%

Cost of revenues: Our total cost of revenues decreased to US$9.40 million for the six months ended June 30, 2016 from US$12.19 million for the same period in 2015, which was primarily due to the decrease in costs associated with TV advertisement and search engine marketing services. Our total cost of revenues decreased to US$5.94 million for the three months ended June 30, 2016 from US$7.32 million for the same period in 2015, which was primarily due to the decrease in costs associated with TV advertisement service. The decrease in cost of revenues for the periods were in line with the decrease in the related revenues as discussed above. Our cost of revenues related to our advertising, marketing and data services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search and other direct cost associated with providing services.

•	For internet advertising and data service, cost associated with obtaining internet resources was the largest component of our cost of revenues, accounting for over 80% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the six and three months ended June 30, 2016, our total cost of revenues for internet advertising and data service was approximately US$5.33 million and US$3.24 million, respectively, compared to US$5.66 million and US$3.86 million for the same periods last year, respectively. The gross margin for our internet advertising and data service revenues increased to 43% for both the six and three months ended June 30, 2016, compared to 31% and 33% for the six and three months ended June 30, 2015, respectively, which was primarily due to the measures we took to increase the cost efficiency and enhance the cost control, as discussed above.

•	Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed. Gross margin of this service for the six and three months ended June 30, 2016 and 2015 was approximately 3%.

Gross Profit

As a result of the foregoing, our gross profit was US$4.10 million and US$2.50 million, respectively, for the six and three months ended June 30, 2016, compared to US$3.12 million and US$2.26 million, respectively, for the six and three months ended June 30, 2015. Our overall gross margin increased to 30% for both the six and three months ended June 30, 2016, compared to 20% and 24% for the six and three months ended June 30, 2015, respectively.  We optimized our online promotion tactics, analysis and cost control system to improve cost efficiency and to provide more data and feedback to our users, which is especially helpful to our larger clients, and helpful to control our internet resources costs dynamically. As a result, gross margin of our internet advertising and data service business increased to 43% for both the six and three months ended June 30, 2016, as compared to 31% and 33% for the six and three months ended June 30, 2015, respectively, which was the prime reason for the increase in our gross profit and overall gross margin for the six and three months ended June 30, 2016, as compared to the same periods of last year.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

We exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, which qualified for presentation as a discontinued operation. The results of operation of this business was reported in discontinued operation as a separate component in the condensed consolidated statements of operations and comprehensive loss for all periods presented. As a result, operating expenses amounts in the condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2015 have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component.

	Six Months Ended June 30,
	2016		2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$13,496	100%	$15,303	100%
Gross Profit	4,101	30%	3,116	20%
Sales and marketing expenses	1,943	14%	2,230	15%
General and administrative expenses	3,538	26%	3,139	21%
Research and development expenses	1,016	8%	1,063	7%
Total operating expenses	$6,497	48%	$6,432	42%

	Three Months Ended June 30,
	2016		2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$8,436	100%	$9,579	100%
Gross Profit	2,497	30%	2,260	24%
Sales and marketing expenses	1,063	13%	1,045	11%
General and administrative expenses	1,832	22%	1,894	20%
Research and development expenses	590	7%	573	6%
Total operating expenses	$3,485	41%	$3,512	37%

Operating Expenses: Our total operating expenses increased slightly to US$6.50 million for the six months ended June 30, 2016 from US$6.43 million for the same period of 2015. For the three months ended June 30, 2016, our total operating expenses decreased slightly to US$3.49 million from US$3.51 million for the same period of 2015.

•	Sales and marketing expenses: Sales and marketing expenses decreased to US$1.94 million for the six months ended June 30, 2016 from US$2.23 million for the same period of 2015. For the three months ended June 30, 2016, sales and marketing expenses increased slightly to US$1.06 million from US$1.05 million for the same period of 2015. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the six months ended June 30, 2016, the decrease in our sales and marketing expenses was primarily due to the decrease in our brand marketing expenses of approximately US$0.26 million, which we spent through key search engines to promote our brand, websites and services. For the three months ended June 30, 2016, there was no significant fluctuation of the major sales and marketing expenses items, as compared with the same period in 2015.

•	General and administrative expenses: General and administrative expenses increased to US$3.54 million for the six months ended June 30, 2016 from US$3.14 million for the same period in 2015. For the three months ended June 30, 2016, general and administrative expenses decreased slightly to US$1.83 million from US$1.89 million for the same period of 2015. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization, professional service fees, maintenance, utilities and other office expenses. For the six months ended June 30, 2016, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in general administrative expenses, such as: professional service expenses, salary and benefit expenses, office rental and other general office expenses of approximately US$0.26 million; and (2) the net effect of increase in allowances for doubtful accounts, due to reversal of allowance for doubtful accounts of approximately US$0.14 million during the first six months of 2015 related to continuing operations. For the three months ended June 30, 2016, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in general administrative expenses, such as: professional service expenses, salary and benefit expenses, office rental and other general office expenses of approximately US$0.02 million; and (2) the net effect of decrease in allowances for doubtful accounts, due to provision of allowance for doubtful accounts of approximately US$0.08 million during the three months ended June 30, 2015 related to continuing operations, which resulted in a net decrease in general and administration expenses of US$0.06 million, as compared to the same period in 2015.

•	Research and development expenses: Research and development expenses were US$1.02 million and US$0.59 million for the six and three months ended June 30, 2016, respectively, compared to US$1.06 million and US$0.57 million for the six and three months ended June 30, 2015, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$2.40 million and US$3.32 million for the six months ended June 30, 2016 and 2015, respectively. We incurred a loss from operations of approximately US$0.99 million and US$1.25 million for the three months ended June 30, 2016 and 2015, respectively.

Interest income: For the six and three months ended June 30, 2016 and 2015, interest income we earned was primarily contributed from the approximately US$3 million of term deposit we placed in one of the major financial institutions in the PRC.

Interest expense: For the six and three months ended June 30, 2015, interest expense we paid were primarily related to the short-term bank loan we borrowed from a major financial institution in the PRC to supplement our short-term working capital needs, which matured in July 2015 with no further extension.

Loss before income tax expense, equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before income tax expense, equity method investment, noncontrolling interest and discontinued operation was approximately US$2.36 million and US$3.26 million for the six months ended June 30, 2016 and 2015, respectively. Our loss before income tax expense, equity method investment, noncontrolling interest and discontinued operation was approximately US$0.96 million and US$1.24 million for the three months ended June 30, 2016 and 2015, respectively.

Income Tax (expense)/benefit: We recognized a net deferred income tax expense of approximately US$0.15 million and US$0.18 million for the six and three months ended June 30, 2016, respectively. For the six and three months ended June 30, 2016, approximately US$0.06 million and US$0.03 million of our income tax benefit, respectively, was in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years; approximately US$0.07 million and US$0.04 million of our income tax benefit was in relation to the net operating loss incurred by our PRC operating VIEs for the period, respectively, which we consider likely to be able to utilized with respect to future earnings of the entities to which the operating losses relate; and we also incurred approximately US$0.28 million and US$0.25 million deferred income tax expense by utilizing deferred tax assets recognized in previous years due to earnings generated during the periods, respectively.

For the six and three months ended June 30, 2015, we recognized a net income tax benefit of approximately US$0.31 million and US$0.09 million, respectively. For the six and three months ended June 30, 2015, current income tax expense was both approximately US$0.004 million. For the six months ended June 30, 2015, our deferred income tax benefit was approximately US$0.31 million, of which approximately US$0.07 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years, and approximately US$0.24 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended June 30, 2015, our deferred income tax benefit was approximately US$0.09 million, of which approximately US$0.03 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years, and approximately US$0.06 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Loss before equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before equity method investment, noncontrolling interest and discontinued operation was approximately US$2.51 million and US$2.95 million for the six months ended June 30, 2016 and 2015, respectively. Our loss before equity method investment, noncontrolling interest and discontinued operation was approximately US$1.14 million and US$1.15 million for the three months ended June 30, 2016 and 2015, respectively.

Share of income in equity investment affiliates: For the six and three months ended June 30, 2016 and 2015, we beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the six and three months ended June 30, 2015, we recognized our pro-rata share of income in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.002 million and US$0.001 million, respectively. For the six and three months ended June 30, 2016, we did not recognize any pro-rata share of loss in these equity investment affiliates, because the amounts were immaterial.

Loss from continuing operations: As a result of the foregoing, we incurred a net loss from continuing operations of approximately US$2.51 million and US$2.95 million for the six months ended June 30, 2016 and 2015, respectively. We incurred a net loss from continuing operations of approximately US$1.14 million and US$1.15 million for the three months ended June 30, 2016 and 2015, respectively.

Loss from discontinued operation, net of income tax: We exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, operated by one of our VIEs, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, we disposed Quanzhou Zhi Lang to an unaffiliated third-party, the loss incurred from the disposal was also included in results of operations of discontinued operation, presented as a separate component in the condensed consolidated statements of operations and comprehensive loss for all periods presented. Major classes of line items constituting pre-tax net loss and net loss of the discontinued operation for the six and three months ended June 30, 2016 and 2015, respectively, are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	-	167	-	44
Cost of revenues	-	104	-	25
Total operating expenses	51	188	5	114
Not loss before income tax benefit	(51)	(125)	(5)	(95)
Income tax benefit	-	16	-	11
Loss from discontinued operation, net of income tax	(51)	(109)	(5)	(84)
Loss on disposal of discontinued operation, net of income tax	(9)	-	(9)	-
Loss from and on disposal of discontinued operation, net of income tax	(60)	(109)	(14)	(84)

Net loss: As a result of the foregoing, for the six months ended June 30, 2016 and 2015, we incurred a total net loss from continuing and discontinued operations of approximately US$2.57 million and US$3.06 million, respectively. For the three months ended June 30, 2016 and 2015, we incurred a total net loss from continuing and discontinued operations of approximately US$1.16 million and US$1.23 million, respectively.

Net (income)/loss attributable to noncontrolling interest from continuing operations: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the six and three months ended June 30, 2016, net income allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.12 million. For the six and three months ended June 30, 2015, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.06 million and US$0.02 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$2.69 million and US$3.00 million for the six months ended June 30, 2016 and 2015, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was US$1.28 million and US$1.21 million for the three months ended June 30, 2016 and 2015, respectively.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2016, we had cash and cash equivalents of approximately US$2.9 million. We also had approximately US$3.2 million of term deposit placed in one of the major financial institutions in China which will mature in July 2017.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	Amounts in thousands of US dollars

Net cash provided by operating activities	$273	$850
Net cash used in investing activities	(2,883)	(2,164)
Net cash provided by financing activities	-	918
Changes in cash and cash equivalents included in assets held for sale	55	-
Effect of foreign currency exchange rate changes on cash	(72)	4
Net decrease in cash and cash equivalents	$(2,627)	$(392)

Net cash provided by operating activities

For the six months ended June 30, 2016, our net cash provided by operating activities of approximately US$0.27 million were primarily attributable to:

(1)	net loss excluding approximately US$0.76 million of non-cash expenses of depreciation and amortizations; approximately US$1.14 million share-based compensation; approximately US$0.02 million of loss on disposal of fixed assets, approximately US$0.01 million loss on deconsolidation of VIE and approximately US$0.15 million of net deferred income tax expense of approximately US$0.49 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivable decreased by approximately US$1.33 million, primarily due to subsequent collection of TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	Prepayment to suppliers decreased by approximately US$0.61 million, primarily due to utilization of prepayments upon services delivered by suppliers;

-	Other payables increased by approximately US$0.29 million; and

-	taxes payable increased by approximately US$0.09 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$0.80 million;

-	advance from customers decreased by approximately US$0.39 million;

-	accounts payable decreased by approximately US$0.15 million;

-	accruals decreased by approximately US$0.09 million; and

-	contingent liability decreased by US$0.13 million.

For the six months ended June 30, 2015, our net cash provided by operating activities of approximately US$0.85 million were primarily attributable to:

(1)	net loss of US$3.05 million, adjusted by excluding an approximately US$0.33 million net deferred income tax benefit, an US$1.84 million non-cash expenses of depreciation, amortization, and share-based compensation and an US$0.08 million of reversal of bad debts provisions, yielded the non-cash items excluded net loss of approximately US$1.62 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivable decreased by approximately US$1.86 million, primarily due to the partial collection of the TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	prepayment and deposit to suppliers decreased by approximately US$1.24 million, primarily due to decrease in contractual deposit amount paid to internet resources providers in 2015 as compared to that in 2014;

-	advance from customers increased by approximately US$1.49 million and

-	accruals increased by approximately US$0.03 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$1.68 million;

-	accounts payable decreased by approximately US$0.27 million,

-	taxes payable decreased by approximately US$0.11 million and

-	other current assets increased by approximately US$0.08 million.

Net cash used in investing activities

For the six months ended June 30, 2016, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.15 million for the purchase of general office equipment and expenditures on leasehold improvements; (2) we paid approximately US$1.99 million to purchase software technology related to Internet operation safety, information exchange security and data encryption and management; (3) we lent two of our cost method investees an aggregate of approximately US$0.28 million of short-term working capital loans during the period; (4) we made additional investments to our investee companies of approximately US$0.47 million in aggregate during the period; (5) cash divested from deconsolidation of VIE of approximately US$0.02 million; and (6) proceeds from disposal of investee companies of approximately US$0.03 million. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.88 million for the six months ended June 30, 2016.

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

Net cash provided by financing activities

For the six months ended June 30, 2016, there was no cash provided by or used in financing activities.

For the six months ended June 30, 2015, our cash provided by financing activities included the following transactions: (1) we received approximately US$1.0 million guarantee payment and prepayment from two of our new investors in relation to the security purchase agreements entered into in May 2015; and (2) we repaid approximately US$0.08 million to the noncontrolling interest of one of our VIEs in relation to the working capital loan we borrow from the noncontrolling interest in previous year. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$0.92 million for the six months ended June 30, 2015.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2016 and December 31, 2015, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$8.1 million and US$6.7 million, respectively.

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

As of June 30, 2016 and December 31, 2015, there were approximately US$20.9 million and US$22.9 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.6 million and US$2.8 million of statutory reserve funds as of June 30, 2016 and December 31, 2015, respectively, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$8.1 million and US$6.7 million of restricted net assets as of June 30, 2016 and December 31, 2015, as discussed above.

C. OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 26, 2015, Business Opportunity Online, one of our indirect wholly owned VIEs, filed a civil action against Beijing 58 Information Technology Co., Ltd. (“Beijing 58”) in the Chaoyang District People’s Court of Beijing. Business Opportunity Online is seeking a court order to establish that it owns a 17.5% equity interest in Beijing 58, one of the VIEs owned by 58.com Inc. On January 20, 2016, the Chaoyang District People’s Court of Beijing rendered its ruling that Business Opportunity Online did not own 17.5% equity interest in Beijing 58. On February 15, 2016, Business Opportunity Online appealed the decision in the Beijing Third Intermediate People’s Court. On May 30, 2016, the Beijing Third Intermediate People’s Court rendered its final ruling that Business Opportunity Online did not own 17.5% equity interest in Beijing 58.

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 15, 2016	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

