Form 10-Q
period 2016-09-30
ChinaNet Online Holdings, Inc.
filed 2016-11-14
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016, the registrant had 12,158,542 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2016	December 31, 2015
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,246	$5,503
Term deposit	3,175	3,265
Accounts receivable, net	3,484	2,549
Other receivables, net	355	1,910
Prepayment and deposit to suppliers	6,844	5,843
Due from related parties	368	41
Other current assets	28	45
Assets classified as held for sale	1,764	1,882
Total current assets	17,264	21,038

Long-term investments	1,550	1,133
Property and equipment, net	511	681
Intangible assets, net	6,467	5,638
Deposit and prepayment for purchasing of software technology	996	1,024
Goodwill	4,275	4,396
Deferred tax assets-non current	1,365	1,550
Total Assets	$32,428	$35,460

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$449	$-
Accounts payable *	115	95
Advances from customers *	1,177	1,313
Accrued payroll and other accruals *	537	685
Guarantee payment and prepayment from new investors	918	944
Taxes payable *	3,068	3,186
Other payables *	517	234
Liabilities classified as held for sale *	710	913
Total current liabilities	7,491	7,370

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2016	December 31, 2015
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability-non current *	29	118
Long-term borrowing from a director	131	135
Total Liabilities	7,651	7,623

Commitments and contingencies	-	129

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 12,158,542 shares and 11,856,304 shares at September 30, 2016 and December 31, 2015, respectively)	12	12
Additional paid-in capital	28,246	26,528
Statutory reserves	2,607	2,607
Retained deficit	(8,033)	(3,870)
Accumulated other comprehensive income	1,457	2,056
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	24,289	27,333

Noncontrolling interests	488	375
Total equity	24,777	27,708

Total Liabilities and Equity	$32,428	$35,460

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

** Number of issued and outstanding shares and share amounts for all periods have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016 (Note 1).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$25,017	$23,114	$11,741	$8,279
From related parties	381	687	161	219
Total revenues	25,398	23,801	11,902	8,498
Cost of revenues	19,269	19,234	9,874	7,047
Gross profit	6,129	4,567	2,028	1,451

Operating expenses
Sales and marketing expenses	3,069	3,437	1,126	1,207
General and administrative expenses	5,290	5,346	1,752	2,207
Research and development expenses	1,530	1,658	514	595
Total operating expenses	9,889	10,441	3,392	4,009

Loss from operations	(3,760)	(5,874)	(1,364)	(2,558)

Other income (expenses)
Interest income	72	91	19	28
Interest expense	(4)	(46)	(4)	(12)
Other (expenses)/income	(112)	26	(99)	(5)
Total other (expenses)/income	(44)	71	(84)	11

Loss before income tax expense, equity method investments, noncontrolling interests and discontinued operation	(3,804)	(5,803)	(1,448)	(2,547)
Income tax (expense)/benefit	(155)	699	(3)	391
Loss before equity method investments, noncontrolling interests and discontinued operation	(3,959)	(5,104)	(1,451)	(2,156)
Share of losses in equity investment affiliates	-	(2)	-	(4)
Loss from continuing operations	(3,959)	(5,106)	(1,451)	(2,160)
Loss from and on disposal of discontinued operation, net of income tax	(60)	(204)	-	(95)
Net loss	(4,019)	(5,310)	(1,451)	(2,255)
Net (income)/loss attributable to noncontrolling interests from continuing operations	(144)	232	(21)	174
Net loss attributable to ChinaNet Online Holdings, Inc.	$(4,163)	$(5,078)	$(1,472)	$(2,081)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(4,019)	$(5,310)	$(1,451)	$(2,255)
Foreign currency translation loss	(630)	(1,127)	(152)	(1,150)
Comprehensive loss	$(4,649)	$(6,437)	$(1,603)	$(3,405)
Comprehensive (income)/loss attributable to noncontrolling interests	(113)	226	(19)	168
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(4,762)	$(6,211)	$(1,622)	$(3,237)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.36)	$(0.46)	$(0.13)	$(0.18)
Loss from discontinued operations per common share
Basic and diluted	$(0.01)	$(0.02)	$-	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	11,353,657	10,675,308	11,358,971	10,765,637

** Weighted average number of shares outstanding and per share amounts for all periods have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016 (Note 1).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,019)	$(5,310)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	1,170	1,321
Share-based compensation expenses	1,718	1,637
Loss on disposal of fixed assets/other long-term assets	117	63
Provision for allowances for doubtful accounts	-	106
Share of losses in equity investment affiliates	-	2
Loss on deconsolidation of VIEs	9	-
Deferred taxes	155	(723)
Changes in operating assets and liabilities
Accounts receivable	(1,196)	(1,766)
Other receivables	1,416	1,908
Prepayment and deposit to suppliers	(1,172)	2,099
Due from related parties	(24)	(33)
Other current assets	16	(32)
Accounts payable	(129)	(53)
Advances from customers	(109)	1,439
Accrued payroll and other accruals	(146)	81
Other payables	403	140
Taxes payable	66	(25)
Commitment and contingencies	(128)	419
Net cash (used in)/provided by operating activities	(1,853)	1,273

Cash flows from investing activities
Payment for office equipment and leasehold improvement	(150)	(310)
Long-term investment in and advance to cost/equity method investees	(787)	(185)
Payment for purchasing of software technology	(1,977)	(3,878)
Proceeds from disposal of VIEs	28	-
Cash effect on deconsolidation of VIEs	(18)	-
Net cash used in investing activities	(2,904)	(4,373)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from short-term bank loan	456	-
Repayment of short-term bank loan	-	(810)
Repayment of short-term loan to noncontrolling interest of VIE	-	(81)
Guarantee payment and prepayment from new investors	-	993
Net cash provided by financing activities	456	102

Changes in cash and cash equivalents included in assets held for sale	132	-

Effect of exchange rate fluctuation on cash and cash equivalents	(88)	(98)

Net decrease in cash and cash equivalents	(4,257)	(3,096)

Cash and cash equivalents at beginning of the period	5,503	5,037
Cash and cash equivalents at end of the period	$1,246	$1,941

Supplemental disclosure of cash flow information

Income tax paid	$2	$133
Interest expense paid	$4	$46

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

As of September 30, 2016, the Company operated its business primarily in China through its PRC subsidiaries and PRC operating entities, or VIEs as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the Securities and Exchange Commission (the “2015 Form 10-K”).

On August 18, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect a one-for-two and one-half (1 for 2.5) reverse stock split of the Company’s common stock (the “Common Stock”), which became effective on August 19, 2016 (the “Reverse Stock Split”). When the Reverse Stock Split became effective, each two and one-half shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the reverse stock split. Any fractional shares of Common Stock that would have otherwise resulted from the reverse stock split were rounded up to the nearest full share. The Reverse Stock Split did not change the par value of the Common Stock and had no effect on the number of authorized shares of Common Stock of the Company. As a result of the Reverse Stock Split, 30,395,722 shares of Common Stock that were issued and outstanding at August 19, 2016 was reduced to 12,158,542 shares of Common Stock (taking into account the rounding of fractional shares). All number of shares and per share data have been retroactively restated to reflect the 1 for 2.5 reverse stock split of the Company wherever applicable for all the periods presented.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Variable interest entities

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,134	$4,942
Term deposit	3,175	3,265
Accounts receivable, net	3,477	2,492
Other receivables, net	313	1,712
Prepayment and deposit to suppliers	6,750	5,841
Due from related parties	351	24
Other current assets	8	27
Assets classified as held for sale	1,764	1,882
Total current assets	16,972	20,185

Long-term investments	194	1,113
Property and equipment, net	301	503
Intangible assets, net	4,562	5,630
Deposit and prepayment for purchasing of software technology	996	1,024
Goodwill	4,275	4,396
Deferred tax assets-non current	1,003	1,249
Total Assets	$28,303	$34,100

Liabilities
Current liabilities:
Short-term bank loan	$449	$-
Accounts payable	99	88
Advances from customers	1,177	1,304
Accrued payroll and other accruals	260	309
Due to Control Group	10	11
Taxes payable	2,617	2,733
Other payables	181	67
Liabilities classified as held for sale	710	913
Total current liabilities	5,503	5,425

Deferred tax Liabilities-non current	29	118
Total Liabilities	$5,532	$5,543

Commitments and contingencies	-	129

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015
	US$(’000)	US$(’000)

Revenues	$25,289	$23,499
Cost of revenues	(19,186)	(19,234)
Total operating expenses	(6,384)	(7,821)
Loss from discontinued operations	(60)	(204)
Net loss before allocation to noncontrolling interests	(603)	(2,993)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,
	2016	2015
	US$(’000)	US$(’000)

Revenues	$11,902	$8,422
Cost of revenues	(9,872)	(7,047)
Total operating expenses	(2,290)	(2,959)
Loss from discontinued operations	-	(95)
Net loss before allocation to noncontrolling interests	(343)	(1,283)

3.	Summary of significant accounting policies

a)	Basis of presentation

The condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated interim financial information as of September 30, 2016 and for the nine and three months ended September 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the 2015 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2016, its consolidated results of operations for the nine and three months ended September 30, 2016 and 2015, and its consolidated cash flows for the nine months ended September 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Principles of consolidation

The condensed consolidated interim financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

c)	Comparability due to discontinued operation

In the fourth fiscal quarter of 2015, the Company exited its brand management and sales channel building business segment, which qualified for presentation as a discontinued operation in accordance with ASC Topic 205. As a result, the results of operations of this business was reported in discontinued operation as a separate component in the Company’s condensed consolidated statements of operations and comprehensive loss for all periods presented. Certain accounts in the condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2015 and related notes have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2016	December 31, 2015

Balance sheet items, except for equity accounts	6.6778	6.4936

	Nine Months Ended September 30,
	2016	2015

Items in the statements of operations and comprehensive loss, and statements of cash flows	6.5771	6.1738

	Three Months Ended September 30,
	2016	2015
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.6648	6.2576

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the nine months ended September 30, 2016 and 2015, advertising expenses for the Company’s own brand building were approximately US$1,684,000 and US$1,740,000, respectively. For the three months ended September 30, 2016 and 2015, advertising expenses for the Company’s own brand building were approximately US$724,000 and US$520,000, respectively.

g)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2016 and 2015 were approximately US$1,530,000 and US$1,658,000, respectively. Expenses for research and development for the three months ended September 30, 2016 and 2015 were approximately US$514,000 and US$595,000, respectively.

h)	Recent accounting standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Term deposit

Term deposit as of September 30, 2016 and December 31, 2015 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit matured on July 7, 2016 and was extended to July 7, 2017. The interest rate of the term deposit is 2.25% per annum.

5.	Accounts receivable, net

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,339	5,619
Allowance for doubtful accounts	(2,855)	(3,070)
Accounts receivable, net	3,484	2,549

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2016 and December 31, 2015, the Company provided approximately US$2,855,000 and US$3,070,000 allowance for doubtful accounts, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the nine and three months ended September 30, 2016, no allowance for doubtful accounts was provided or reversed. For the nine months ended September 30, 2015, the Company reversed approximately US$56,000 allowance for doubtful accounts. For the three months ended September 30, 2015, the Company provided approximately US$21,000 allowance for doubtful accounts. For the nine months ended September 30, 2016, accounts receivable and the related allowance decreased by approximately US$0.22 million and US$0.13 million, respectively, due to disposal of a VIE during the period.

6.	Other receivables, net

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Term deposit interest receivable	18	48
Staff advances for normal business purpose	37	243
TV advertisement deposit and prepayment receivable	-	1,157
Overdue deposits	949	1,130
Allowance for doubtful debts	(649)	(668)
Other receivables, net	355	1,910

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

For advertising resources purchase contracts signed by the Company with its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of September 30, 2016 and December 31, 2015, the Company provided approximately US$649,000 and US$668,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the nine and three months ended September 30, 2016, no allowance for doubtful accounts was provided or reversed. For the nine and three months ended September 30, 2015, approximately US$162,000 allowance for doubtful accounts was provided.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Prepayments and deposit to suppliers

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet resources providers	1,116	622
Prepayments to internet resources providers	4,108	3,623
Deposits to other services providers	1,497	1,540
Other deposits and prepayments	123	58
	6,844	5,843

The Company purchases internet resources from large internet search engines and technical services from suppliers to attract more internet traffic to its advertising portals and provide value-added services to its clients.

Deposits to internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers. As of September 30, 2016 and December 31, 2015, deposit to internet resources providers primarily consisted of the contractual deposits paid for purchasing internet resources from two of the Company’s largest internet resources suppliers.

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

8.	Due from related parties

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	33	35
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	157	4
Guohua Shiji (Beijing) Communication Co., Ltd.	178	-
Beijing Saturday Education Technology Co., Ltd.	-	2
	368	41

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Related parties of the Company represented direct or indirect unconsolidated investees of the Company or entities that are directly or indirectly owned by Mr. Handong Cheng or Mr. Xuanfu Liu, the owners of the Company’s PRC VIEs, Business Opportunities Online and Beijing CNET Online before the Offshore Restructuring. The Company provides advertising and marketing services to these related parties in its normal course of business on the same terms as those provided to its unrelated clients. Due from related parties represented the outstanding receivables for the advertising and marketing services that the Company provided to these related parties as of each reporting date. As of September 30, 2016, due from related parties also included short-term working capital loans of RMB1.0 million (approximately US$0.15 million) and RMB1.05 million (approximately US$0.16 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year.

9.	Assets and liabilities classified as held for sale

In the fourth fiscal quarter of 2015, the Company committed to a plan to sell one of its internet advertising operating VIEs, Beijing Chuang Fu Tian Xia, also known as liansuo.com., which did not qualify for presentation as a discontinued operation, as it was not considered a significant portion of the Company’s internet advertising and data service business segment. The Company expects to consummate the transaction before March 31, 2017 and does not expect to have any continued involvement with the entity after the disposal date.

The Company classified the assets and liabilities of the disposal group as held for sale as of each reporting date and presented separately in the asset and liability section, respectively. The assets and liabilities held by the disposal group are as follows:

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Assets classified as held for sale
Cash and cash equivalents	46	181
Accounts receivable, net	136	53
Other receivables, net	116	95
Advance to suppliers	348	366
Property and equipment, net	35	43
Deferred tax assets	194	298
Goodwill allocated to the disposal group(1)	889	914
Inter-co balances elimination(2)	-	(68)
Total assets classified as held for sale	1,764	1,882

Liabilities classified as held for sale
Accounts payable	-	154
Advance from customers	550	588
Accrued payroll and other accruals	37	50
Taxes payable	-	9
Other payables	123	364
Inter-co balances elimination(2)	-	(252)
Total liabilities classified as held for sale	710	913

(1)	Liansuo.com (the disposal group) is a portion of the Company’s internet advertising and data service reporting unit that constitutes a business. Goodwill allocated to the disposal group is calculated based on the relative fair value of liansuo.com and the remaining portion of the reporting unit that will be retained.

(2)	Inter-company balances are part of the disposal group’s assets or liabilities, but were eliminated in deriving the consolidated financial statements.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Long-term investments

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Equity method investments:
Investment in equity method investees	737	778
Advance to equity method investees	78	80
Impairment on equity method investments	(815)	(838)
Total equity method investments	-	20

Cost method investments:
Investment in cost method investees	1,550	1,113

Total long-term investments	1,550	1,133

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

In 2015, the Company co-incorporated ChinaNet Korea with three unaffiliated individuals and obtained 40% of the equity interest in ChinaNet Korea. During the first fiscal quarter of 2016, the Company and other investors of ChinaNet Korea deregistered the entity and re-incorporated it with new investors involved. The Company invested US$7,500 and obtained 15% of the equity interest in ChinaNet Korea through the re-incorporation, which is now accounted for under cost method of accounting (See table below). ChinaNet Korea has not conducted any business activities.

Cost method investments

As of September 30, 2016, the Company beneficially owned a 19% equity interest in ChinaNet Chuang Tou and Guohua Shiji, respectively, a 15% equity interest in ChinaNet Korea and a 10% equity interest in Chuangshi Meiwei and Beijing Saturday, respectively. The Company accounts for these investments under cost method of accounting. The following table summarizes the movement of the investments in cost method investees for the nine months ended September 30, 2016:

	ChinaNet Korea	Beijing Saturday	Chuangshi Meiwei	Guohua Shiji	ChinaNet Chuang Tou	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2015 (audited)	-	17	154	3	939	1,113
Investments during the year	8	-	-	26	434	468
Exchange translation adjustment	-	-	(4)	-	(27)	(31)
Balance as of September 30, 2016 (Unaudited)	8	17	150	29	1,346	1,550

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Property and equipment, net

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	234	382
Vehicles	749	839
Office equipment	1,478	1,376
Electronic devices	1,139	1,171
Property and equipment, cost	3,600	3,768
Less: accumulated depreciation	(2,929)	(2,922)
Less: impairment loss on abandoned fixed assets	(160)	(165)
Property and equipment, net	511	681

Depreciation expenses in the aggregate for the nine months ended September 30, 2016 and 2015 were approximately US$193,000 and US$258,000, respectively. Depreciation expenses in the aggregate for the three months ended September 30, 2016 and 2015 were approximately US$56,000 and US$84,000, respectively.

12.	Intangible assets, net

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,446	1,488
Intangible assets subject to amortization:
Contract backlog	-	191
Customer relationship	1,995	3,340
Non-compete agreements	1,098	1,321
Software technologies	307	316
Cloud compute software technology	1,390	1,429
Intelligent marketing data service platform	4,835	4,973
Internet safety, information exchange security and data encryption software	1,947	-
Other computer software	106	108
Intangible assets, cost	13,124	13,166
Less: accumulated amortization	(4,709)	(4,845)
Less: accumulated impairment losses	(1,948)	(2,683)
Intangible assets, net	6,467	5,638

Amortization expenses in aggregate for the nine months ended September 30, 2016 and 2015 were approximately US$977,000 and US$1,063,000, respectively. Amortization expenses in aggregate for the three months ended September 30, 2016 and 2015 were approximately US$354,000 and US$349,000, respectively.

Based on the current carrying value of the finite-lived intangible assets recorded, which weighted average remaining useful life was 7.01 years as of September 30, 2016, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$353,000 for the three months ended December 31, 2016, approximately US$945,000 for the year ended December 31, 2017 and approximately US$940,000 each year for the year ended December 31, 2018 through 2020.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2016, intangible assets, the related accumulated amortization and accumulated impairment loss decreased by approximately US$1.63 million, US$0.97 million and US$0.66 million, respectively, due to disposal of a VIE during the period.

13.	Deposit and prepayment for purchasing of software technology

In May 2015, the Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.4 million). As of September 30, 2016 and December 31, 2015, the Company had paid in the aggregate of RMB6.65 million (approximately US$1.0 million) in accordance with the payment schedule set forth in the contract. The Company is currently in test trials for this system. The transaction as contemplated under the contract is expected to be consummated in 2016.

14.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2015 (audited)	4,396
Exchange translation adjustment	(121)
Balance as of September 30, 2016 (unaudited)	4,275

15.	Short-term bank loan

Short-term bank loan as of September 30, 2016 represented a short-term bank loan of RMB3 million (approximately US$0.45 million) borrowed by one of the Company’s VIEs from a major financial institution in China, under a bank credit facility of RMB5 million (approximately US$0.75 million), to supplement its short-term working capital needs. The short-term bank loan will mature on July 18, 2017. The interest rate of the short-term bank loan is 5.22% per annum, which is 20% over the benchmark rate of the People’s Bank of China (the “PBOC”).

16.	Accrued payroll and other accruals

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	325	345
Accrued operating expenses	212	340
	537	685

17.	Guarantee payment and prepayment from new investors

In May 2015, the Company entered into Securities Purchase Agreements with Beijing Jinrun Fangzhou Science & Technology Co, Ltd. (“Jinrun Fangzhou”) and Dongsys Innovation (Beijing) Technology Development Co., Ltd. (“Dongsys Innovation”), public companies listed on the National Equities Exchange and Quotations of the PRC (the “NEEQ”), respectively, pursuant to which these companies agreed to purchase a certain number of shares of common stock of the Company. The Company had received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$802,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$116,000 from Dongsys Innovation, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the Ministry of Commerce of the PRC (the “MOFCOM”), the Company and its investors experienced difficulties in obtaining approval for the transactions from the MOFCOM. As a result, on May 12, 2016, the Company terminated the security purchase agreements with the two investors, respectively. As agreed by the parties, if the Company fails to fully refund the amounts before December 31, 2016, beginning on January 1, 2017, the Company will bear a 12% annualized interest rate for the unpaid amounts and the amounts shall be refunded to the investors no later than December 31, 2017.

18.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the nine and three months ended September 30, 2016, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the nine and three months ended September 30, 2016 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	In July 2012, Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise under the current EIT law, and was approved by the local tax authorities of Beijing, the PRC, to be entitled to a favorable statutory tax rate of 15% until December 31, 2014. During 2015, Business Opportunity Online reapplied for the qualification as a High and New Technology Enterprise. In November 2015, Business Opportunity Online received the formal certificate as a High and New Technology Enterprise, which enabled the entity to continue to enjoy the favorable statutory tax rate of 15% until November 2018. Therefore, for the nine and three months ended September 30, 2016 and 2015, the applicable income tax rate of Business Opportunity Online was 15%.

●	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate from 25% to 12.5% for its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was 25% for the nine and three months ended September 30, 2016, and was 12.5% for the nine and three months ended September 30, 2015.

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for the nine and three months ended September 30, 2016 and 2015.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the nine and three months ended September 30, 2016 and 2015, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiaries and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiaries and VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the nine and three months ended September 30, 2016 and 2015, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of September 30, 2016 and December 31, 2015, taxes payable consists of:

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,237	1,272
Enterprise income tax payable	1,831	1,914
Total taxes payable	3,068	3,186

For the nine months ended September 30, 2016, taxes payable of approximately US$0.10 million was decreased due to disposal of a VIE during the period.

For the nine and three months ended September 30, 2016 and 2015, the Company’s income tax (expense)/benefit consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	-	(2)	-	2
Deferred-PRC	(155)	701	(3)	389
Income tax (expenses)/benefit	(155)	699	(3)	391

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax liabilities at September 30, 2016 and changes for the nine months then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2015 (audited)	118
Reversal during the period	(86)
Exchange translation adjustment	(3)
Balance as of September 30, 2016 (unaudited)	29

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions in previous years. Reversal for the nine months ended September 30, 2016 of approximately US$86,000 was due to amortization of the acquired intangible assets.

The Company’s deferred tax assets at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	8,781	7,921
Bad debts provision	906	932
Valuation allowance	(8,322)	(7,303)
Total deferred tax assets	1,365	1,550

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiary and VIEs) were approximately US$16,725,000 and US$14,903,000 at September 30, 2016 and December 31, 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2036. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision, amortization of intangible assets acquired from business combinations and non-deductible expenses) incurred by the Company’s PRC subsidiary and VIEs were approximately US$17,008,000 and US$15,657,000 at September 30, 2016 and December 31, 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2021. The related deferred tax asset was calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$446,000 and US$148,000 net valuation allowance for the nine months ended September 30, 2016 and 2015, respectively, and recorded approximately US$149,000 and US$52,000 net valuation allowance for the three months ended September 30, 2016 and 2015, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate. The Company also utilized approximately US$267,000 and US$74,000 deferred tax assets for the nine and three months ended September 30, 2016, respectively.

Full valuation allowance to bad debts provision related deferred tax assets were recorded because it is considered more likely than not that this portion of deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiary and VIEs operate in.

The Company’s deferred tax assets and deferred tax liabilities were attributable to different tax-paying components of the entity, which were under different tax jurisdictions. Therefore, in accordance with ASC Topic 740 “Income taxes”, the non-current portion of deferred tax assets and deferred tax liabilities were presented separately in the Company’s balance sheets.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2016 and December 31, 2015, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$8.1 million and US$6.7 million, respectively.

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

As of September 30, 2016 and December 31, 2015, there was approximately US$19.9 million and US$22.9 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.6 million and US$2.8 million of statutory reserve funds as of September 30, 2016 and December 31, 2015, respectively, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$8.1 million and US$6.7 million of restricted net assets as of September 30, 2016 and December 31, 2015, as discussed above.

21.	Related party transactions

Revenue from related parties:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	31	85	10	27
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	146	351	63	2
Beijing Saturday Education Technology Co., Ltd.	204	251	88	190
	381	687	161	219

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$456,000 and US$467,000 for the nine months ended September 30, 2016 and 2015, respectively. The total amounts for such employee benefits were approximately US$158,000 and US$188,000 for the three months ended September 30, 2016 and 2015, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and prepayments and deposits to suppliers. As of September 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, which management believes are of high credit quality. For accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivables is significantly reduced. For prepayments and deposits to suppliers, as of September 30, 2016 and December 31, 2015, majority of the prepayments and deposits to suppliers were paid for purchase services from two of the largest search engine companies in the PRC, which management believes are of high credit quality.

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

Concentration of customers

For the three months ended September 30, 2016, two customers individually accounted for 14% and 12% of the Company’s revenues. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the nine or three months ended September 30, 2016.

For the nine months ended September 30, 2015, two customers individually accounted for 15% and 13% of the Company’s revenues, respectively. For the three months ended September 30, 2015, one of the two customers individually accounted for 11% of the Company’s revenues. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the nine or three months ended September 30, 2015.

As of September 30, 2016, two customers individually accounted for 29% and 14% of the Company’s accounts receivables, respectively. As of December 31, 2015, the same two customers individually accounted for 17% and 24% of the Company’s accounts receivables, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2016 or December 31, 2015.

Concentration of suppliers

For the nine months ended September 30, 2016, two suppliers individually accounted for 28% and 37% of the Company’s cost of revenues, respectively. For the three months ended September 30, 2016, the same two suppliers individually accounted for 52% and 16% of the Company’s cost of revenues, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the nine or three months ended September 30, 2016.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2015, two suppliers individually accounted for 43% and 39% of the Company’s cost of revenues, respectively. For the three months ended September 30, 2015, the same two suppliers individually accounted for 31% and 50% of the Company’s cost of revenues, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the nine or three months ended September 30, 2015.

24.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of September 30, 2016:

Office Rental
US$(’000)
(Unaudited)
Three months ending December 31,
-2016	137
Year ending December 31,
-2017	550
-2018	549
-2019	111
Total	$1,347

Excluding rental expenses included in discontinued operation, for the nine months ended September 30, 2016 and 2015, rental expenses under operating leases were approximately US$447,000 and US$319,000, respectively. For the three months ended September 30, 2016 and 2015, rental expenses under operating leases were approximately US$137,000 and US$109,000, respectively.

In May 2015, the Company entered into a contract to purchase software products related to cloud video management system from an unrelated third party with a total contract amount of RMB9.5 million (approximately US$1.4 million). As of September 30, 2016, the Company had paid in the aggregate of RMB6.65 million (approximately US$1.0 million) in accordance with the payment schedule set forth in the contract. The transaction as contemplated under the contract is expected to be consummated in 2016 and the remaining unpaid contract amount is expected to be paid in 2016.

In accordance with the contract entered into between the Company and one of its largest internet resources suppliers, the Company agreed to purchase in the aggregate of RMB100 million (“the minimum consumption amount”) (approximately US$15.1 million) from this supplier for a one-year period commencing on June 13, 2015. In accordance with this contract, if the Company fails to meet the minimum consumption amount, the supplier is allowed to require the Company to retroactively compensate the supplier in cash the difference between the granted discount rate set forth based on the minimum consumption amount and any revised discount rate set forth based on further negotiation between the two parties, if the Company is able to achieve 50% of the minimum consumption amount. If the Company fails to achieve 50% of the minimum consumption amount, the Company is not eligible to enjoy any discount. The contract expired on June 12, 2016, based on the final agreed compensation plan between the two parties, the Company compensated the supplier approximately US$0.13 million for failing to meet the minimum consumption amount, which equaled to the deposit withheld by the supplier upon entering into the original contract in June 2015.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

25.	Discontinued operation

The Company exited its brand management and sales channel building business segment in the fourth fiscal quarter of 2015, operated by one of its VIEs, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, the Company disposed Quanzhou Zhi Lang to an unaffiliated third-party, the loss incurred from the disposal was also included in results of operations of discontinued operation, presented as a separate component in the condensed consolidated statements of operations and comprehensive loss for all periods presented. Major classes of line items constituting pre-tax net loss and net loss of the discontinued operation for the nine and three months ended September 30, 2016 and 2015, respectively, are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	-	212	-	45
Cost of revenues	-	122	-	18
Total operating expenses	51	314	-	126
Not loss before income tax benefit	(51)	(224)	-	(99)
Income tax benefit	-	20	-	4
Loss from discontinued operation, net of income tax	(51)	(204)	-	(95)
Loss on disposal of discontinued operation, net of income tax	(9)	-	-	-
Loss from and on disposal of discontinued operation, net of income tax	(60)	(204)	-	(95)

For the nine and three months ended September 30, 2016 and 2015, depreciation and amortization expenses included in operating expenses of the discontinued operation were immaterial. There were no significant capital expenditures, operating or investing noncash items incurred in the discontinued operation for the nine and three months ended September 30, 2016 or 2015.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2016 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others		Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenues	25,398	-	-		-	25,398
Cost of revenues	19,269		-		-	19,269
Total operating expenses	6,625	106	3,158	(1)	-	9,889
Depreciation and amortization expense included in total operating expenses	1,079	15	76		-	1,170
Operating loss	(496)	(106)	(3,158)		-	(3,760)

Expenditure for long-term assets	2,036	-	103		-	2,139

Net loss from continuing operations	(758)	(105)	(3,096)		-	(3,959)

Total assets – September 30, 2016	28,206	973	16,045	(2)	(12,796)	32,428
Total assets – December 31, 2015	33,727	3,148	17,362	(3)	(18,777)	35,460

(1)	Including approximately US$1,718,000 share-based compensation expenses.

(2)	Including approximately US$1,764,000 total assets classified as held for sale.

(3)	Including approximately US$182,000 total assets held by brand management and sale channel building segment and US$1,882,000 assets classified as held for sale.

Three Months Ended September 30, 2016 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	11,902	-	-	-	11,902
Cost of revenues	9,874	-	-	-	9,874
Total operating expenses	2,418	30	944 (1)	-	3,392
Depreciation and amortization expense included in total operating expenses	367	14	29	-	410
Operating loss	(390)	(30)	(944)	-	(1,364)

Expenditure for long-term assets	-	-	-	-	-

Net loss from continuing operations	(474)	(29)	(948)	-	(1,451)

(1)	Including approximately US$583,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2015 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	22,540	1,261	-	-	23,801
Cost of revenues	18,171	1,063	-	-	19,234
Total operating expenses	7,570	322	2,549 (1)	-	10,441
Depreciation and amortization expense included in total operating expenses	1,152	92	29		1,273
Operating loss	(3,201)	(124)	(2,549)	-	(5,874)

Expenditure for long-term assets	4,036	-	152	-	4,188

Net loss from continuing operations	(2,458)	(98)	(2,550)	-	(5,106)

(1)	Including approximately US$1,637,000 share-based compensation expenses.

Three Months Ended September 30, 2015 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	8,456	42	-	-	8,498
Cost of revenues	7,030	17	-	-	7,047
Total operating expenses	2,938	41	1,030 (1)	-	4,009
Depreciation and amortization expense included in total operating expenses	375	29	13	-	417
Operating loss	(1,512)	(16)	(1,030)	-	(2,558)

Expenditure for long-term assets	2,072	-	138	-	2,210

Net (loss)/income from continuing operations	(1,127)	1	(1,034)	-	(2,160)

(1)	Including approximately US$681,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

27.	Loss per share

Basic and diluted loss per share (retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016) for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. from continuing operations (numerator for basic and diluted loss per share from continuing operations)	$(4,103)	$(4,874)	$(1,472)	$(1,986)

Net loss attributable to ChinaNet Online Holdings, Inc. from discontinued operation (numerator for basic and diluted loss per share from discontinued operation)	$(60)	$(204)	$-	$(95)

Weighted average number of common shares outstanding - Basic	11,353,657	10,675,308	11,358,971	10,765,637
Effect of diluted securities:
Unvested restricted common stocks	-	-	-	-
Common stock purchase options	-	-	-	-
Weighted average number of common shares outstanding -Diluted	11,353,657	10,675,308	11,358,971	10,765,637

Loss per share-Basic and diluted from continuing operations	$(0.36)	$(0.46)	$(0.13)	$(0.18)
Loss per share-Basic and diluted from discontinued operations	$(0.01)	$(0.02)	$-	$(0.01)

For the nine and three months ended September 30, 2016, the diluted loss per share calculation for continuing and discontinued operations did not include options to purchase up to 835,216 shares of the Company’s common stock, because they were out of the money, and did not include 799,571 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the periods from both continuing and discontinued operations.

For the nine and three months ended September 30, 2015, the diluted loss per share calculation for continuing and discontinued operations did not include 1,066,667 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the periods from both continuing and discontinued operations. For the nine and three months ended September 30, 2015, the diluted loss per share calculation for continuing and discontinued operations also did not include exercisable in-the-money options to purchase up to 290,949 shares and 159,080 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the periods from both continuing and discontinued operations.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

**The number of unvested restricted common stocks and common stock purchase options discussed in the above paragraphs for all period presented have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

28.	Share-based compensation expenses

The Company granted 40,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2016 and 2015. These shares were valued at US$3.00 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the service was US$45,000 for the nine months ended September 30, 2016 and 2015, and US$15,000 for the three months ended September 30, 2016 and 2015.

The Company granted 140,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$3.93 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the nine months ended September 30, 2016 and 2015 was approximately US$206,100 and US$114,500, respectively. Total compensation expense recognized for the three months ended September 30, 2016 and 2015 was approximately US$68,700.

The Company granted 120,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014. These shares were valued at US$1.68 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the nine and three months ended September 30, 2015 was approximately US$117,250 and US$16,750, respectively.

On December 30, 2014, the Company issued 1,680,000 shares of the Company’s restricted common stock to its executive officers, of which 613,334 restricted shares were vested upon issuance, 533,333 restricted shares were vested on December 30, 2015 and the remaining 533,333 restricted shares will be vested on December 30, 2016. The restricted stock was valued at $2.93 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized for the nine months ended September 30, 2016 and 2015 was US$1,170,000. Total compensation expenses recognized for the three months ended September 30, 2016 and 2015 was US$390,000.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 266,238 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at $2.10 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares, total compensation expenses recognized for the nine and three months ended September 30, 2016 was approximately US$132,790 and US$44,600, respectively. Total compensation expenses recognized for these shares for the nine and three months ended September 30, 2015 was approximately US$8,240.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees, in the aggregate, to purchase up to 477,240 shares of the Company’s restricted common stock at an exercise price of US$2.10 per share, of which 159,080 options were vested upon the date of grant, 159,080 options were vested on September 14, 2016 and the remaining 159,080 options will be vested on September 14, 2017. These options were valuated at US$1.03-US$1.39 per option. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of the unvested part of options, total compensation expenses recognized for these options for the nine and three months ended September 30, 2016 was approximately US$149,970 and US$57,480, respectively. Total compensation expenses recognized for these options for the nine and three months ended September 30, 2015 was approximately US$182,460.

On April 1, 2016, the Company granted 16,000 shares of the Company’s restricted common stock in aggregate to two marketing service providers in exchange for their services to the Company for a 12-month period commencing on April 1, 2016. These shares were valued at US$1.73 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the nine and three months ended September 30, 2016 was approximately US$13,800 and US$6,900, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options issued and outstanding at September 30, 2016 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2015 (audited)	835,216	5.04	$2.49	517,056	5.24	$2.73
Granted/Vested	-			159,080	3.95	$2.10
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2016 (unaudited)	835,216	4.29	$2.49	676,136	4.37	$2.59

The aggregate unrecognized share-based compensation expenses as of September 30, 2016 and 2015 is approximately US$1,111,000 and US$3,306,000, respectively.

**The number of restricted common stocks, common stock purchase options and the related stock price discussed in the above paragraphs and tables for all period presented have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

29.	Subsequent event

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

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our integrated service platform, primarily including Omni-channel precision advertising and marketing system, CloundX and data analysis management system. Our Omni-channel precision advertising and marketing system, primarily consists of digital advertising and marketing portals, include internet and mobile, and our other non-digital advertising units, such as TV. We provide and monitor varieties of advertising and marketing campaigns through this service system which generates effective sales leads through the combination of the Internet, mobile, content and others, including TV and schemes, we also provide search engine marketing services through this system to maximize market exposure and effectiveness for our clients. Our data analysis management system is an information and data analysis portal for SMEs or entrepreneurs who plans to start their own business, helping them for a higher survival and faster deal closing rate. It is built to further expand our service and data-link to assist our clients in developing their sales both online and offline, so that the overall service platform can create a traceable looped online to offline (O2O) ecosystem for our clients in their ground sales expansion throughout the cities in the PRC. During the past two years, we have been developing our SMEs intelligent operation and marketing data service applications, which consists of several online cloud technology based advertising and marketing, lead management, elite store management, client membership management and other administrative operational management tools specifically designed for small business in China to match their simplicity. We are intending to use these applications to create social community-based consumption ecosystem, by deploying our Big Data technologies and analyze both online and offline businesses’ operational and customers’ consumption data to help the SMEs improve their marketing efficiency and sales effectiveness with their target customers.

On August 18, 2016, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to effect a one-for-two and one-half (1 for 2.5) reverse stock split of the Company’s common stock (the “Common Stock”), which became effective on August 19, 2016 (the “Reverse Stock Split”). When the Reverse Stock Split became effective, each two and one-half shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the reverse stock split. Any fractional shares of Common Stock that would have otherwise resulted from the reverse stock split were rounded up to the nearest full share. The Reverse Stock Split did not change the par value of the Common Stock and had no effect on the number of authorized shares of Common Stock of the Company. As a result of the Reverse Stock Split, 30,395,722 shares of Common Stock that were issued and outstanding at August 19, 2016 was reduced to 12,158,542 shares of Common Stock (taking into account the rounding of fractional shares). All number of shares and per share data have been retroactively restated to reflect the 1 for 2.5 reverse stock split of the Company wherever applicable for all the periods presented.

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

A.       RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$25,017	$23,114	$11,741	$8,279
From related parties	381	687	161	219
Total revenues	25,398	23,801	11,902	8,498
Cost of revenues	19,269	19,234	9,874	7,047
Gross profit	6,129	4,567	2,028	1,451

Operating expenses
Sales and marketing expenses	3,069	3,437	1,126	1,207
General and administrative expenses	5,290	5,346	1,752	2,207
Research and development expenses	1,530	1,658	514	595
Total operating expenses	9,889	10,441	3,392	4,009

Loss from operations	(3,760)	(5,874)	(1,364)	(2,558)

Other income (expenses)
Interest income	72	91	19	28
Interest expense	(4)	(46)	(4)	(12)
Other (expenses)/income	(112)	26	(99)	(5)
Total other (expenses)/income	(44)	71	(84)	11

Loss before income tax expense, equity method investments, noncontrolling interests and discontinued operation	(3,804)	(5,803)	(1,448)	(2,547)
Income tax (expense)/benefit	(155)	699	(3)	391
Loss before equity method investments, noncontrolling interests and discontinued operation	(3,959)	(5,104)	(1,451)	(2,156)
Share of losses in equity investment affiliates	-	(2)	-	(4)
Loss from continuing operations	(3,959)	(5,106)	(1,451)	(2,160)
Loss from and on disposal of discontinued operation, net of income tax	(60)	(204)	-	(95)
Net loss	(4,019)	(5,310)	(1,451)	(2,255)
Net (income)/loss attributable to noncontrolling interests from continuing operations	(144)	232	(21)	174
Net loss attributable to ChinaNet Online Holdings, Inc.	$(4,163)	$(5,078)	$(1,472)	$(2,081)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.36)	$(0.46)	$(0.13)	$(0.18)

Loss from discontinued operation per common share
Basic and diluted	$(0.01)	$(0.02)	$-	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	11,353,657	10,675,308	11,358,971	10,765,637

** Weighted average number of shares outstanding and per share amounts for all periods have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016 (Note 1).

Revenues

The following tables set forth a breakdown of our total revenues, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2016		2015
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement and data service	13,676	53.8%	$13,706	57.6%
-Technical services	21	0.1%	301	1.3%
-Search engine marketing service	11,701	46.1%	8,533	35.8%
Internet advertisement and related services	$25,398	100%	$22,540	94.7%
TV and Bank kiosk advertisement	-	-	1,261	5.3%
Total	$25,389	100%	$23,801	100%

	Three Months Ended September 30,
	2016		2015
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertisement and data service	$4,387	36.9%	$5,491	64.6%
-Technical services	-	-	75	0.9%
-Search engine marketing service	7,515	63.1%	2,890	34.0%
Internet advertisement and related services	$11,902	100%	$8,456	99.5%
TV and Bank kiosk advertisement	-	-	42	0.5%
Total	$11,902	100%	$8,498	100%

Total Revenues: Our total revenues increased to US$25.4 million and US$11.9 million, respectively, for the nine and three months ended September 30, 2016 from US$23.8 million and US$8.5 million, respectively, for the same period last year, which was primarily due to increase in revenues from search engine marketing service during the periods.

We derive the majority of our service revenues from the sale of advertising space on our internet portals and providing the related data service, sales of effective sales lead information, providing search engine marketing (“SEM”) service and other related value added technical support and services and content management services to unrelated third parties and to certain related parties. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the nine and three months ended September 30, 2016 and 2015, our service revenues from related parties in the aggregate was less than 3% of the total revenues for each respective reporting period.

The tables below summarize the revenues, cost of revenues, gross profit/(loss) and net (loss)/income generated from each of our VIEs and subsidiaries for the nine and three months ended September 30, 2016 and 2015, respectively, with inter-company transactions eliminated:

For the nine months ended September 30, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	109	-	109
Business Opportunity Online and subsidiaries	24,908	381	25,289
Beijing CNET Online and subsidiaries	-	-	-
Total revenues	25,017	381	25,398

For the three month ended September 30, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	-	-	-
Business Opportunity Online and subsidiaries	11,741	161	11,902
Beijing CNET Online and subsidiaries	-	-	-
Total revenues	11,741	161	11,902

For the nine months ended September 30, 2016:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	83	26
Business Opportunity Online and subsidiaries	19,186	6,103
Beijing CNET Online and subsidiaries	-	-
Total	19,269	6,129

For the three months ended September 30, 2016:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit/(Loss)
	($’000)	($’000)

Rise King WFOE and subsidiaries	2	(2)
Business Opportunity Online and subsidiaries	9,872	2,030
Beijing CNET Online and subsidiaries	-	-
Total	9,874	2,028

For the nine months ended September 30, 2016:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(1,595)
Business Opportunity Online and subsidiaries	(437)
Beijing CNET Online and subsidiaries	(105)
ChinaNet Online Holdings, Inc.	(1,822)
Total net loss from continuing operations before allocation to the noncontrolling interest	(3,959)
Loss from discontinued operations	(60)
Total net loss before allocation to the noncontrolling interest	(4,019)

For the three months ended September 30, 2016:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(444)
Business Opportunity Online and subsidiaries	(304)
Beijing CNET Online and subsidiaries	(39)
ChinaNet Online Holdings, Inc.	(664)
Total net loss from continuing operations before allocation to the noncontrolling interest	(1,451)
Loss from discontinued operations	-
Total net loss before allocation to the noncontrolling interest	(1,451)

For the nine months ended September 30, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	301	-	301
Business Opportunity Online and subsidiaries	22,653	687	23,340
Beijing CNET Online and subsidiaries	160	-	160
Total revenues	23,114	687	23,801

For the three months ended September 30, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	75	-	75
Business Opportunity Online and subsidiaries	8,183	219	8,402
Beijing CNET Online and subsidiaries	21	-	21
Total revenues	8,279	219	8,498

For the nine months ended September 30, 2015:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	-	301
Business Opportunity Online and subsidiaries	19,228	4,112
Beijing CNET Online and subsidiaries	6	154
Total	19,234	4,567

For the three months ended September 30, 2015:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	-	75
Business Opportunity Online and subsidiaries	7,046	1,356
Beijing CNET Online and subsidiaries	1	20
Total	7,047	1,451

For the nine months ended September 30, 2015:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(381)
Business Opportunity Online and subsidiaries	(2,773)
Beijing CNET Online and subsidiaries	(15)
Shanghai Jing Yang	(1)
ChinaNet Online Holdings, Inc.	(1,936)
Total net loss from continuing operations before allocation to the noncontrolling interest	(5,106)
Loss from discontinued operations	(204)
Total net loss before allocation to the noncontrolling interest	(5,310)

For the three months ended September 30, 2015:

Name of subsidiary or VIE	Net Loss/(Profit)
($’000)

Rise King WFOE and subsidiaries	(184)
Business Opportunity Online and subsidiaries	(1,223)
Beijing CNET Online and subsidiaries	35
Shanghai Jing Yang	-
ChinaNet Online Holdings, Inc.	(788)
Total net loss from continuing operations before allocation to the noncontrolling interest	(2,160)
Loss from discontinued operations	(95)
Total net loss before allocation to the noncontrolling interest	(2,255)

Management considers revenues generated from internet advertising and data service, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●	Internet advertising and data service revenues was approximately US$13.7 million for both the nine months ended September 30, 2016 and 2015. For the three months ended September 30, 2016, Internet advertising and data service revenues decreased to US$4.39 million from US$5.49 million for the same period in 2015. We believe that the temporary decrease in our internet advertising and data service revenues during the third quarter of 2016 reflected our strategy to further upgrading our internet advertising, marketing and data services to our larger SME clients and eliminating smaller and non-profitable clients. During 2016, we optimized our online promotion analysis and cost control system to provide more data and feedback to our users, which is especially helpful to our larger clients, we also optimized our online promotion tactics to improve cost efficiency, which helped the Company and our clients achieve more accurate promotion and placement effects with acceptable costs, thereby increasing sales lead conversion rate and overall client satisfaction with our services. As a result, along with eliminating smaller and non-profitable clients, the number of larger customers served by us continued to increase, we believe that upgrading existing services and launching new services will help increase our market penetration in the SME segment, thereby continuing to increase our recurring revenues in future periods.

●	Revenues generated from technical services offered by Rise King WFOE were US$0.02 million and US$nil for the nine and three months ended September 30, 2016, respectively, compared to US$0.30 million and US$0.08 million for the same periods in 2015, respectively.

●	Revenue generated from search engine marketing services for the nine and three months ended September 30, 2016 was approximately US$11.7 million and US$7.5 million, respectively, compared to US$8.5 million and US$2.9 million for the same periods in 2015, respectively. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. Management believes this service will be an effective supplement to the internet advertising and data service provided to our clients, and will help increase the overall satisfaction with our services, thereby increasing recurring revenues and the number of clients in the future.

●	As discussed in our 2015 Form 10-K, we exited our bank kiosk advertisement business segment in the fourth fiscal quarter of 2015. We did not generate any TV advertisement revenues for the nine and three months ended September 30, 2016, since we did not finalize any TV advertisement resources contracts with suppliers during the periods. For the nine months ended September 30, 2015, our total revenues generated from TV and bank kiosk advertisement was approximately US$1.26 million, of which approximately US$1.10 million was generated from TV advertisement and US$0.16 million was generated from bank kiosk advertisement. For the three months ended September 30, 2015, our total revenues generated from TV and bank kiosk advertisement was approximately US$0.04 million, of which approximately US$0.02 million was generated form TV advertisement and US$0.02 million was generated from bank kiosk advertisement.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, marketing and data services and technical services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Nine Months Ended September 30,
	2016			2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement and data service	$13,676	$7,863	43%	$13,706	$9,468	31%
-Contingent internet resources cost accrued	-	-	-	-	419	-
-Technical services	21	4	81%	301	-	100%
-Search engine marketing service	11,701	11,402	2.6%	8,533	8,284	3%
Internet advertisement and related services	$25,398	$19,269	24%	$22,540	$18,171	19%
TV and Bank kiosks advertisement	-	-	-	1,261	1,063	16%
Total	$25,398	$19,269	24%	$23,801	$19,234	19%

	Three Months Ended September 30,
	2016			2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertisement and data service	$4,387	$2,534	42%	$5,491	$3,806	31%
-Contingent internet resources cost accrued	-	-	-	-	419	-
-Technical services	-	2	-	75	-	100%
-Search engine marketing service	7,515	7,338	2.4%	2,890	2,805	3%
Internet advertisement and related services	$11,902	$9,874	17%	$8,456	$7,030	17%
TV and Bank kiosks advertisement	-	-	-	42	17	60%
Total	$11,902	$9,874	17%	$8,498	$7,047	17%

Cost of revenues: Our total cost of revenues increased to US$19.3 million and US$9.9 million, respectively, for the nine and three months ended September 30, 2016, compared to US$19.2 million and US$7.0 million, respectively, for the same period in 2015. The increase in our total cost of revenues for both periods were primarily due to the increase in costs associated with providing search engine marketing service during the periods, which was in line with the increase in the related revenues as discussed above, and the increase in our search engine marketing cost of revenues for the nine and three months ended September 30, 2016 was partially offset by the decrease in cost of revenues associated with providing internet advertisement and data service, due to the improvement in gross margin of this business in 2016. Our cost of revenues related to our advertising, marketing and data services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search and other direct cost associated with providing services.

●	For internet advertising and data service, cost associated with obtaining internet resources was the largest component of our cost of revenues, accounting for over 80% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the nine and three months ended September 30, 2016, our total cost of revenues for internet advertising and data service was approximately US$7.86 million and US$2.53 million, respectively, compared to US$9.47 million and US$3.81 million for the same periods last year, respectively. For the nine and three months ended September 30, 2015, we also accrued an approximately US$0.41 million contingent additional internet resources cost that might be charged by our supplier due to not meeting the minimum consumption amount requirement set forth in the purchase contract, which amount was subsequently reduced to US$0.13 million based on the final agreement reached between the two parties. During 2016, we continued developing our precision advertising and marketing system, CloudX and optimized our digital marketing tactics by conglomerating different products of a single large customer and relatively increasing our classified segment and industry level marketing scheme to improve cost efficiency, which helped us and our clients achieve lead results and effects with acceptable or lower costs. As a result, excluding the contingent additional cost accrued for the nine and three months ended September 30, 2015, the gross margin for our internet advertising and data service revenues increased to 43% and 42% for the nine and three months ended September 30, 2016, respectively, compared to 31% for both the nine and three months ended September 30, 2015.

●	Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed, which is normally 2%-3%. Gross margin of this service for the nine and three months ended September 30, 2016 and 2015 was approximately 2.4%-3%.

Gross Profit

As a result of the foregoing, our gross profit increased to US$6.13 million and US$2.03 million, respectively, for the nine and three months ended September 30, 2016, from US$4.57 million and US$1.45 million, respectively, for the nine and three months ended September 30, 2015. Our overall gross margin increased to 24% for the nine months ended September 30, 2016, compared to 19% for the same period last year, which was primarily due to the improvement in gross margin of our internet advertising and data service business, which was 43% for the nine months ended September 30, 2016, compared to 31% for the same period last year. For the three months ended September 30, 2016, gross margin of our internet advertising and data service business also improved significantly to 42% from 31% for the same period last year. However, due to the increase in relative lower margin revenues from search engine marketing services during the period, which constituted approximately 63% of the total revenues during the period, compared to 34% of the total revenues for the same period last year, our overall gross margin was 17% for both the three months ended September 30, 2016 and 2015.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

We exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, which qualified for presentation as a discontinued operation. The results of operation of this business was reported in discontinued operation as a separate component in the condensed consolidated statements of operations and comprehensive loss for all periods presented. As a result, operating expenses amounts in the condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2015 have been retrospectively adjusted to reflect the effect of reclassification of results of operations reported in discontinued operation as a separate component.

	Nine Months Ended September 30,
	2016		2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$25,398	100%	$23,801	100%
Gross Profit	6,129	24%	4,567	19%
Sales and marketing expenses	3,069	12%	3,437	14%
General and administrative expenses	5,290	21%	5,346	23%
Research and development expenses	1,530	6%	1,658	7%
Total operating expenses	$9,889	39%	$10,441	44%

	Three Months Ended September 30,
	2016		2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$11,902	100%	$8,498	100%
Gross Profit	2,028	17%	1,451	17%
Sales and marketing expenses	1,126	9%	1,207	14%
General and administrative expenses	1,752	15%	2,207	26%
Research and development expenses	514	4%	595	7%
Total operating expenses	$3,392	28%	$4,009	47%

Operating Expenses: Our total operating expenses decreased to US$9.89 million for the nine months ended September 30, 2016 from US$10.44 million for the same period of 2015. For the three months ended September 30, 2016, our total operating expenses decreased to US$3.39 million from US$4.01 million for the same period of 2015.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$3.07 million for the nine months ended September 30, 2016 from US$3.44 million for the same period of 2015. For the three months ended September 30, 2016, sales and marketing expenses decreased to US$1.13 million from US$1.21 million for the same period of 2015. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the nine and three months ended September 30, 2016, the decrease in our sales and marketing expenses was primarily due to the decrease in server hosting expenses and other general office expenses of our sales department as compared with the same periods last year.

●	General and administrative expenses: General and administrative expenses decreased to US$5.29 million for the nine months ended September 30, 2016 from US$5.35 million for the same period in 2015. For the three months ended September 30, 2016, general and administrative expenses decreased to US$1.75 million from US$2.21 million for the same period of 2015. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization, professional service fees, maintenance, utilities and other office expenses. For the nine months ended September 30, 2016, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses, office rental and other general office expenses of approximately US$0.09 million; and (2) the net effect of increase in allowances for doubtful accounts, due to reversal of allowance for doubtful accounts of approximately US$0.03 million during the first nine months of 2015 related to continuing operations. For the three months ended September 30, 2016, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses, office rental and other general office expenses of approximately US$0.35 million; and (2) the net effect of decrease in allowances for doubtful accounts, due to provision of allowance for doubtful accounts of approximately US$0.11 million during the three months ended September 30, 2015 related to continuing operations, which resulted in a net decrease in general and administration expenses of US$0.46 million, as compared to the same period in 2015.

●	Research and development expenses: Research and development expenses were US$1.53 million and US$0.51 million for the nine and three months ended September 30, 2016, respectively, compared to US$1.66 million and US$0.60 million for the nine and three months ended September 30, 2015, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$3.76 million and US$5.87 million for the nine months ended September 30, 2016 and 2015, respectively. We incurred a loss from operations of approximately US$1.36 million and US$2.56 million for the three months ended September 30, 2016 and 2015, respectively.

Interest income: For the nine and three months ended September 30, 2016 and 2015, interest income we earned was primarily contributed from the approximately US$3 million of term deposit we placed in one of the major financial institutions in the PRC.

Interest expense: For the nine and three months ended September 30, 2016 and 2015, interest expense we paid were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs.

Loss before income tax expense, equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before income tax expense, equity method investment, noncontrolling interest and discontinued operation was approximately US$3.80 million and US$5.80 million for the nine months ended September 30, 2016 and 2015, respectively. Our loss before income tax expense, equity method investment, noncontrolling interest and discontinued operation was approximately US$1.45 million and US$2.55 million for the three months ended September 30, 2016 and 2015, respectively.

Income Tax (expense)/benefit: We recognized a net deferred income tax expense of approximately US$0.16 million and US$0.003 million for the nine and three months ended September 30, 2016, respectively. For the nine and three months ended September 30, 2016, approximately US$0.09 million and US$0.03 million of our income tax benefit, respectively, was in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years; approximately US$0.07 million and US$nil of our income tax benefit was in relation to the net operating loss incurred by our PRC operating VIEs for the period, respectively, which we consider likely to be able to utilized with respect to future earnings of the entities to which the operating losses relate; and we also incurred approximately US$0.31 million and US$0.033 million deferred income tax expense by utilizing deferred tax assets recognized in previous years due to earnings generated during the periods, respectively.

For the nine and three months ended September 30, 2015, we recognized a net income tax benefit of approximately US$0.70 million and US$0.39 million, respectively. For the nine months ended September 30, 2015, current income tax expense was approximately US$0.002 million. For the three months ended September 30, 2015, we reversed approximately US$0.002 million current income tax expenses accrued in previous quarter due to decrease in pre-tax income during the period. For the nine months ended September 30, 2015, our deferred income tax benefit was approximately US$0.70 million, of which approximately US$0.10 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years, and approximately US$0.60 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended September 30, 2015, our deferred income tax benefit was approximately US$0.39 million, of which approximately US$0.03 million was in relation to the amortization expenses of the intangible assets identified in the acquisition transactions consummated in previous years, and approximately US$0.36 million was in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Loss before equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before equity method investment, noncontrolling interest and discontinued operation was approximately US$3.96 million and US$5.10 million for the nine months ended September 30, 2016 and 2015, respectively. Our loss before equity method investment, noncontrolling interest and discontinued operation was approximately US$1.45 million and US$2.16 million for the three months ended September 30, 2016 and 2015, respectively.

Share of income in equity investment affiliates: For the nine and three months ended September 30, 2016 and 2015, we beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, for the nine and three months ended September 30, 2015, we recognized our pro-rata share of losses in Shenzhen Mingshan and Zhao Shang Ke Hubei of approximately US$0.002 million and US$0.004 million, respectively. For the nine and three months ended September 30, 2016, we did not recognize any pro-rata share of loss in these equity investment affiliates, because the amounts were immaterial.

Loss from continuing operations: As a result of the foregoing, we incurred a net loss from continuing operations of approximately US$3.96 million and US$5.11 million for the nine months ended September 30, 2016 and 2015, respectively. We incurred a net loss from continuing operations of approximately US$1.45 million and US$2.16 million for the three months ended September 30, 2016 and 2015, respectively.

Loss from discontinued operation, net of income tax: We exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, operated by one of our VIEs, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, we disposed Quanzhou Zhi Lang to an unaffiliated third-party, the loss incurred from the disposal was also included in results of operations of discontinued operation, presented as a separate component in the condensed consolidated statements of operations and comprehensive loss for all periods presented. Major classes of line items constituting pre-tax net loss and net loss of the discontinued operation for the nine and three months ended September 30, 2016 and 2015, respectively, are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	-	212	-	45
Cost of revenues	-	122	-	18
Total operating expenses	51	314	-	126
Not loss before income tax benefit	(51)	(224)	-	(99)
Income tax benefit	-	20	-	4
Loss from discontinued operation, net of income tax	(51)	(204)	-	(95)
Loss on disposal of discontinued operation, net of income tax	(9)	-	-	-
Loss from and on disposal of discontinued operation, net of income tax	(60)	(204)	-	(95)

Net loss: As a result of the foregoing, for the nine months ended September 30, 2016 and 2015, we incurred a total net loss from continuing and discontinued operations of approximately US$4.02 million and US$5.31 million, respectively. For the three months ended September 30, 2016 and 2015, we incurred a total net loss from continuing and discontinued operations of approximately US$1.45 million and US$2.26 million, respectively.

Net (income)/loss attributable to noncontrolling interest from continuing operations: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the nine and three months ended September 30, 2016, net income allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.14 million and US$0.02 million, respectively. For the nine and three months ended September 30, 2015, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.23 million and US$0.17 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$4.16 million and US$5.08 million for the nine months ended September 30, 2016 and 2015, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was US$1.47 million and US$2.08 million for the three months ended September 30, 2016 and 2015, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2016, we had cash and cash equivalents of approximately US$1.2 million. We also had approximately US$3.2 million of term deposit placed in one of the major financial institutions in China which will mature in July 2017.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	$(1,853)	$1,273
Net cash used in investing activities	(2,904)	(4,373)
Net cash provided by financing activities	456	102
Changes in cash and cash equivalents included in assets held for sale	132	-
Effect of foreign currency exchange rate changes on cash	(88)	(98)
Net decrease in cash and cash equivalents	$(4,257)	$(3,096)

Net cash (used in)/provided by operating activities

For the nine months ended September 30, 2016, our net cash used in operating activities of approximately US$1.85 million were primarily attributable to:

(1)	net loss excluding approximately US$1.17 million of non-cash expenses of depreciation and amortizations; approximately US$1.72 million share-based compensation; approximately US$0.12 million of loss on disposal of fixed assets, approximately US$0.01 million loss on deconsolidation of VIE and approximately US$0.16 million of net deferred income tax expense of approximately US$0.85 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivable decreased by approximately US$1.42 million, primarily due to subsequent collection of TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	other current assets decreased by approximately US$0.02 million;

-	other payables increased by approximately US$0.40 million; and

-	taxes payable increased by approximately US$0.07 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$1.22 million;

-	deposit and prepayment to suppliers increased by approximately US$1.17 million;

-	advance from customers decreased by approximately US$0.11 million;

-	accounts payable decreased by approximately US$0.13 million;

-	accruals decreased by approximately US$0.15 million; and

-	contingent liability decreased by US$0.13 million.

For the nine months ended September 30, 2015, our net cash provided by operating activities of approximately US$1.27 million were primarily attributable to:

(1)	net loss of US$5.31 million, adjusted by excluding an approximately US$0.72 million net deferred income tax benefit, a US$1.31 million non-cash expenses of depreciation, amortization, a US$1.64 million share-based compensation expenses and a US$0.17 million allowance for doubtful accounts and written-off other long-term assets, yielded the non-cash items excluded net loss of approximately US$2.91 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivable decreased by approximately US$1.91 million, primarily due to the partial collection of the TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	prepayment and deposit to suppliers decreased by approximately US$2.10 million, primarily due to decrease in contractual deposit amount paid to internet resources providers in 2015 as compared to that in 2014;

-	advance from customers increased by approximately US$1.44 million;

-	accruals and other payables increased by approximately US$0.22 million; and

-	we recognized an approximately US$0.42 million contingent liabilities related to possible additional internet resources cost that might be charged by the supplier due to the fact that more likely than not we may not able to meet the minimum consumption amount requirement set forth in the purchase contract.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$1.80 million;

-	accounts payable decreased by approximately US$0.05 million,

-	taxes payable decreased by approximately US$0.03 million and

-	other current assets increased by approximately US$0.03 million.

Net cash used in investing activities

For the nine months ended September 30, 2016, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.15 million for the purchase of general office equipment and expenditures on leasehold improvements; (2) we paid approximately US$1.98 million to purchase software technology related to Internet operation safety, information exchange security and data encryption and management; (3) we lent two of our cost method investees an aggregate of approximately US$0.31 million of short-term working capital loans during the period; (4) we made additional investments to our investee companies of approximately US$0.47 million in aggregate during the period; (5) cash divested from deconsolidation of VIE of approximately US$0.02 million; and (6) proceeds from disposal of investee companies of approximately US$0.03 million. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.90 million for the nine months ended September 30, 2016.

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

Net cash provided by financing activities

For the nine months ended September 30, 2016, we borrowed approximately US$0.46 million short-term bank loan from one of the major commercial banks in the PRC, which was recorded as cash provided by financing activities during the period.

For the nine months ended September 30, 2015, our cash provided by financing activities included the following transactions: (1) we received approximately US$0.99 million guarantee payment and prepayment from two of our new investors in relation to the security purchase agreements entered into in May 2015; (2) we repaid approximately US$0.08 million to the noncontrolling interest of one of our VIEs in relation to the working capital loan we borrow from the noncontrolling interest in previous year; and (3) we repaid our short-term bank loan of approximately US$0.81 million that matured in September 2015. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$0.10 million for the nine months ended September 30, 2015.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of September 30, 2016 and December 31, 2015, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$8.1 million and US$6.7 million, respectively.

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

As of September 30, 2016 and December 31, 2015, there were approximately US$19.9 million and US$22.9 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.6 million and US$2.8 million of statutory reserve funds as of September 30, 2016 and December 31, 2015, respectively, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$8.1 million and US$6.7 million of restricted net assets as of September 30, 2016 and December 31, 2015, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 14, 2016	By:	/s/ Handong Cheng

Name: Handong Cheng
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

