Form 10-K
period 2016-12-31
ChinaNet Online Holdings, Inc.
filed 2017-03-31
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

COMMISSION FILE NO. 001-34647

CHINANET ONLINE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 3 Min Zhuang Road, Building 6,
Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC

(Address of principal executive offices)

+86-10-6084-6616

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
Yes ☐   No ☒

The aggregate market value of the 7,437,508 shares of common equity stock held by non-affiliates of the Registrant was approximately $10,263,761 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.38 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of March 31, 2017 was 12,265,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

TABLE OF CONTENTS

PART I	2

ITEM 1	BUSINESS	2

ITEM 1A.	RISK FACTORS	21

ITEM 1B.	UNRESOLVED STAFF COMMENTS	34

ITEM 2	PROPERTIES	34

ITEM 3	LEGAL PROCEEDINGS	35

ITEM 4	MINE SAFETY DISCLOSURES	35

PART II.	35

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	35

ITEM 6	SELECTED FINANCIAL DATA	36

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	58

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	58

ITEM 9A.	CONTROLS AND PROCEDURES	58

ITEM 9B.	OTHER INFORMATION	59

PART III.	59

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	59

ITEM 11	EXECUTIVE COMPENSATION	60

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	60

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	60

ITEM 14	PRINCIPAL ACCOUNTANT FEE AND SERVICES	60

PART IV.	60

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	60

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

We are a holding company that conducts our primary businesses through our PRC subsidiaries and operating entities (the “VIEs”). We primarily operate a one-stop services for our clients on our integrated service platform, primarily including Omni-channel precision advertising and marketing system, CloundX and data analysis management system. Our Omni-channel precision advertising and marketing system, primarily consists of digital advertising and marketing portals, include internet and mobile, and our other non-digital advertising units, such as TV. We provide and monitor varieties of advertising and marketing campaigns through this service system which generates effective sales leads through the combination of the Internet, mobile, content and others, including TV and schemes, we also provide search engine marketing services through this system to maximize market exposure and effectiveness for our clients. Our data analysis management system is an information and data analysis portal for small and medium-sized enterprises (“SMEs”) or entrepreneurs who plan to start their own business, helping them for a higher survival and faster deal closing rate. It is built to further expand our service and data-link to assist our clients in developing their sales both online and offline, so that the overall service platform can create a traceable looped online to offline (O2O) ecosystem for our clients in their ground sales expansion throughout the cities in the PRC. During the past few years, we have been developing our SMEs intelligent operation and marketing data service applications, which consists of several online cloud technology based advertising and marketing, lead management, elite store management, client membership management and other administrative operational management tools specifically designed for small business in China to match their simplicity. We are intending to use these applications to create social community-based consumption ecosystem, by deploying our Big Data technologies and analyze both online and offline businesses’ operational and customers’ consumption data to help the SMEs improve their marketing efficiency and sales effectiveness with their target customers.

We derive our revenue principally by:

●	selling internet advertising space on our web portals and providing related data service and other value-added services to our clients through the internet advertising management systems and platforms developed and managed by us;

●	selling effective sales lead information;

●	providing search engine marketing services to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches; and

●	selling advertising time slots on our television shows.

In the fourth quarter of 2015, in order to concentrate all resources on our core business, which is internet advertising, online to offline (O2O) sales channel expansion, precision marketing and the related data services, we decided to exit our bank kiosk advertising and brand management and sales channel building services. As a result, loss incurred from our brand management and sales channel building services business segment, including loss on disposal the VIE that operated the business in June 2016, was reported as losses from discontinued operations as a separate component in our statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015, respectively. We did not consider the exit of our bank kiosk advertising business qualified for presentation as a discontinued operation, as it was not a strategic shift that had (or would have) a major effect on our operations and financial results.

Excluding revenues generated and net loss incurred from discontinued operations for the years ended December 31, 2016 and 2015, we generated total revenues of US$34.8 million for the year ended December 31, 2016, compared with US$32.3 million in 2015, and incurred a net loss from continuing operations (before allocation to the noncontrolling interest shareholders) of US$6.3 million, compared with a net loss from continuing operations (before allocation to the noncontrolling interest shareholders) of US$7.7 million in 2015. Excluding approximately US$1.9 million and US$1.8 million of share-based compensation expenses recognized in relation to the restricted common stock and common stock purchase options granted to our management, employees and directors in September 2015 and December 2014, our adjusted net loss from continuing operations (before allocation to the noncontrolling interest shareholders) was US$4.4 million and US$5.9 million, respectively, for the years ended December 31, 2016 and 2015, respectively. Loss from discontinued operations (i.e. brand management and sale channel building channel business segment) was approximately US$0.06 million and US$1.47 million for the years ended December 31, 2016 and 2015, respectively.

In the fourth quarter of 2015, we also committed to a plan to sell our internet advertising and marketing business operated under www.liansuo.com (“liansuo.com”), which is primarily aimed to serve larger SMEs through membership fees, in exchange for cash, to continue the expansion of our core business as discussed above. As a result, the assets and liabilities of the disposal group (i.e. liansuo.com) were classified as held for sale as of December 31, 2015. We did not consider the proposed disposal of liansuo.com qualified for presentation as a discontinued operation, as it was not a strategic shift that had (or would have) a major effect on our operations and financial results. We reassessed the status of our disposal group and concluded that the disposal group no longer met all the criteria for the classification as held for sale in accordance with ASC Topic 360 during the fourth quarter of 2016. Therefore, we reclassified the assets and liabilities related to the disposal group as held and used as of December 31, 2016. We terminated our plan to sell liansuo.com in February 2017.

Our Corporate History, Subsidiaries, Variable Interest Entities (VIEs) and Equity Investment Affiliates

As of December 31, 2016, our corporate structure is set forth below:

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

On March 30, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang. On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise price of $1.00 per share to Mr. Yang Li. As a result of this exercise, Mr. Cheng, Mr. Liu and Mr. Zhang became the shareholders of Rise King BVI. As of March 30, 2017, through Rise King BVI, Mr. Cheng, Mr. Liu and Mr. Zhang collectively hold 24% of the issued and outstanding shares of our common stock.

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

Our VIEs, VIEs’ subsidiaries and other investment affiliates

As discussed above, through Rise King WFOE we beneficially own two VIEs: Business Opportunities Online and Beijing CNET Online.

As of December 31, 2016, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries: Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”), Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) and Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”). Business Opportunity Online also beneficially owns 51% equity interest in Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Except Hubei CNET and Sheng Tian Hubei, which are currently dormant, the rest subsidiaries of Business Opportunity Online are all engaged in providing internet advertising, O2O precision marketing and related data service and other value-added services to the SMEs.

As of December 31, 2016, Business Opportunities Online also beneficially owns 23.18%, 25.5% and 19% equity interest in Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”), Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”) and Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”), respectively. Guohua Shiji is primarily engaged in providing internet and information technical services. The business of Shenzhen Mingshan and Zhao Shang Ke Hubei are currently dormant.

As of December 31, 2016, Beijing CNET Online beneficially owns 10% equity interest in Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”), which is primarily engaged in children’s playground operation management and franchise business and 10% equity interest in Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd. (“Chuangshi Meiwei”), which is primarily engaged in franchise investment consulting and management business. The business of Chuangshi Meiwei is currently dormant. Beijing CNET Online also beneficially owns 51% equity interest in Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”), primarily engaged in providing bank kiosks advertising services, which business we had exited in late 2015.

As of December 31, 2016, we also control two wholly-owned investment holding companies, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), and ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online PRC”). ChinaNet Investment BVI co-incorporated ChinaNet Online Holdings Korea (“ChinaNet Korea”) with four unaffiliated individuals and beneficially own 15% equity interest in ChinaNet Korea. The business of ChinaNet Koran is currently dormant. ChinaNet Online PRC co-incorporated ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) with two unaffiliated individuals and beneficially own 19% equity interest in ChinaNet Chuang Tou.

Industry and Market Overview

Overview of the Advertising Market in China

According to Carat, an Aegis Media company in 2016, the global advertising market will reach US$570 billion in 2017, a stable year-over-year growth of approximately 4%. China’s ad market is slowing in step with its economy, however, China still remains one of the key drivers of global growth. China’s ad spending grew by 5%-6% in 2016 and is expected to maintain this growth rate in future years.

The growth of China’s advertising market is driven by a number of factors, including the sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in terms of gross domestic product (“GDP”), which amounted to US$10.7 trillion in 2016. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB33,616 in 2016, adjusted by the price factors, the actual increase was 5.6%.

Overview of the Internet Advertising Industry

According to Zenith in 2016, the internet is still the fastest growing medium, and mobile internet is by some distance the main driver of global advertising spending growth, driven by the rapid spread of devices, innovations in advertising technology and improvements in user experiences. Zenith forecasts mobile will overtake desktop to become the primary internet advertising medium in 2017, advertisers across the world will spend US$99.3 billion on mobile internet advertising in 2017, compared with US$97.4 on desktop internet advertising. Zenith also forecasts that mobile devices will account for 75% of global internet use in 2017, the mobile proportion of internet use has increased rapidly, from 40% in 2012 to 68% in 2016, and will reach 79% by 2018.

Within China, the internet advertising market grew by 19% to approximately RMB255.2 billion (approximately US$38.4 billion) in 2016, according to Enfodesk (February 2017). This growth is expected to stem primarily from a higher internet penetration rate of just 53.2% by the end of 2016. (The 39th China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”), January 2017), the use of search engine, rich media and video and game embedded advertisements. According to the 39th CNNIC report, as of December 2016, the mobile internet user reached 695 million people, an over 10% year-over-year increase for three consecutive years.

According to iResearch Consulting Group (April 2016), China online advertising revenue reached RMB209.4 billion Yuan (approximately US$30 billion) in 2015 and is estimated to hit RMB280.8 billion Yuan (approximately US$40.5 billion) in 2016, up 34.1% year-over-year. Its growth is forecasted to remain stable in the next few years. China’s mobile advertising revenue reached RMB90.1 billion Yuan (approximately US$13 billion) in 2015 and it’s estimated to hit RMB156.6 billion Yuan (approximately US$22.6 billion) in 2016, jumping 73.7% year-over-year. China’s mobile advertising revenue is expected to top 300 billion Yuan by 2018. As the sector matures, its growth will also stabilize in the few years to come. The latest data from iResearch show that mobile advertising will account for an increasing share of online advertising revenue in the following few years, which is projected to approach 80% by 2018.

The diagram below depicts the Market Scale of China Online & Mobile Advertising from 2012 to 2018:

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

Our Principal Products and Services

Internet Advertising, Precision Marketing and Related Value Added Services

Founded in 2003, 28.com is a leading Internet portal for information relating to small business opportunities in China, which is one of the earliest entrants in this sector. Besides 28.com, we also have Internet advertising portals including liansuo.com, zhifuwang.cn, wp28.com, which in the aggregate enable our customers to invest in their online advertising and marketing campaign through multi-channel to maximize market exposure and effectiveness. In the past few years, we further developed and upgraded the system and tools of our website portals, including customer user interface, and integrated our mobile function and cloud-based search engine marketing and optimization in preparation for mobile search marketing and mobile search optimization.

Our internet advertising, precision marketing and related value added services provide advertisers with tools to build sales channels directly in the form of franchisees, sales agents, distributors, and/or resellers, and have the following features which enable them to be attractive to the advertisers:

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

We typically charge our clients a fixed monthly or annual membership fee for the internet advertising services and the related value added services that we provide. For search engine marketing service, we charge our clients a certain percentage of service fee based on the related direct cost consumed for providing this service. A certain group of our clients also purchase effective sales lead information collected by our online advertising system. Separately, we charge a fixed fee, which varies for different business types, for each effective sales lead information delivered to clients. As of December 31, 2016, we have approximately 850 clients, which was basically flat with the number of clients we served as of December 31, 2015, who used our internet advertising and marketing services. During 2016, we continued to place a persistent effort in integrating and upgrading our internet advertising and marketing services to our SME clients. we optimized our online promotion analysis and cost control system to provide more data and feedback to our users, which is especially helpful to our larger clients, we also optimized our online promotion tactics to improve cost efficiency, which helped our clients achieve more accurate promotion and placement effects with acceptable costs, thereby increasing sales lead conversion rate and overall client satisfaction with our services. As a result, along with eliminating smaller and non-profitable clients, revenues contributed by larger customers served by us continued to increase. For the year ended December 31, 2016, the gross profit margin of our internet advertising service (excluding search engine marketing service) further improved to 43% from 34% and 26% for the years ended December 31, 2015 and 2014, respectively. We also continued to invest in developing new services for our clients. We believe that the launch of new services in future periods will help to increase our market penetration in the SME segment, thereby increasing our recurring revenues in the future. We achieved approximately US$34.8 million and US$31.0 million of internet advertising and the related value added services net revenue for the years ended December 31, 2016 and 2015, respectively. The overall gross profit margin of this business segment decreased slightly to 22% for the year ended December 31, 2016 from 24% for the year ended December 31, 2015, due to a higher proportion of revenues from search engine marketing service with relatively lower gross margin generated in 2016.

Along with the rapid development of Cloud technology and Big Data technology, Big Data collection and analysis based precision marketing and online to offline (O2O) sales channel expansion has become the new trend of the industry. During the past few years, we integrated various resources and developed our SMEs intelligent operation and marketing data service applications, which consists of several online cloud technology based sales, client membership management and other administrative operational management tools specifically designed for small business in China to match their simplicity. We intend to use these applications to create a community-based consumption ecosystem, deploy our Big Data collection technologies, analyze offline businesses’ operational data and customers’ consumption data and provide data storage, analysis and exchange services to our SMEs clients to help them manage their business operations and sales channel and customers expansion. We are currently in test trials for these applications and expect to officially launch part of these services in 2017.

Television Advertising

As part of our advertising and marketing services, we produced and distributed television shows that were comprised of advertisements similar to infomercials. Our clients paid us for advertising spots, production and editorial coverage. The shows produced by our TV unit are distributed during airtime purchased from provincial satellite television stations. Due to the rapid development of Internet and mobile advertising and the further restriction on content, air time and duration of these infomercials imposed by the State Administration of Press, Publication, Radio, Film and Television of the PRC in recent years, the demands of our TV advertising service decreased accordingly. We did not generate any TV advertising revenue in 2016, as we did not finalize any advertising resources contracts with suppliers during the year. Our revenues generated from this segment was approximately US$1.1 million in 2015. We will continue to monitor our clients’ needs of this service. In consideration of the sustained and steady development of Internet advertising and the rapid development in mobile advertising, we expect future revenues contributed from this segment will be insignificant.

Our Competitive Strengths

Over our fourteen-year operating history, we believe that we have built a strong track record of significant competitive strengths. We believe that these competitive strengths include:

Innovative Operations

•	Client-based innovation. Our advertising, marketing and data services are intended to be a one-stop shop for advertising and marketing solutions to our clients. These services are based on the needs of our existing clients. All of our value-added services, including lead generation and capture, online messaging and consulting, search engine marketing and optimization, mini-site hosting, content management, marketing and operational management tools and related data services, simplify the business process for our clients by allowing them to effectively allocate their resources and budget for various advertising and marketing tools and channels.

•	Target market innovation and expansion of audience base. We believe that by offering a multichannel communication platform, we enable SMEs to reach a wide range of consumers with complementary and mutually reinforcing advertising and marketing campaigns. We are better able to attract business owners who want to reach targeted consumer groups through a number of different advertising channels in different venues and regions, and at different times of the day.

Strong Technological Advantages

•	Advanced campaign tracking, monitoring & data collection and analysis tools. We have deployed advanced tracking, search engine optimization, resource scheduling and content management and ad campaign management tools to achieve effective and efficient advertising effects. We have also deployed cloud technology and Big Data collection and analysis technology into our intelligent operation and marketing data service applications to provide effective and efficient precision marketing and O2O sales channel expansion services to our clients.

•	Valuable intellectual property. We have twenty-four copyright certificates in connection with the advertising business, most of which were developed by our research and development team.

•	Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over fifteen years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting our business and he has successfully grown our business to become a leader in online media marketing and advertising services. George Chu, our Chief Operating Officer, has diversified and international industry experience that will help us to scale to the next level. Zhige Zhang, our Chief Financial Officer has over fifteen years’ experience in software development and Internet ad technology. In February 2015, we appointed Mr. Ken Wu as our Chief Information Officer, who will responsible for our Information Technology (IT) strategy, services and operations. With in-depth knowledge in a number of technological fields, such as computer science, software engineering and information systems, Mr. Wu will also help our efforts to integrate the Internet into both our long-term strategy and immediate business plans.

First Mover Advantages

We have over ten years of operations as a vertically integrated ad portal and ad agency. We have fourteen years of experience as an Internet advertising agency. We commenced our Internet advertising services business in 2003 and were among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable national network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge, experience and data in this segment of the advertising industry to be able to maintain a strong market share position. We are also the first company that is providing O2O (online-to-offline) sales channel expansion services in China to small business.

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

Monetizing the existing customer base through the addition of cloud technology based mobile services and management tools

Due to the overall decline of Chinese economy in recent years, the competitive market pressure within the local life services industry has increased. Under these circumstances, more and more traditional offline services providers started to use the Internet to market and promote their products and services. Using social media and tools, like WeChat, to promote brands and maintain customer relationships has become an important adverting and marketing tool for all offline business. With the advent to mobile Internet era, we intend to launch integrated cloud technology based mobile services, intelligent marketing management tools and/or solutions to our existing clients in 2017. These tools include, among other things, elite point of sales (POS), inventory supply chain management, office automation (OA) and customer relationship management (CRM) and related data collection, storage and analysis solutions. These services are intended to increase our recurring revenues and enhance the loyalty and service satisfaction of our clients. Throughout the next few years, we intend to increase the depth of these types of services through partnerships and/or through mergers and acquisitions.

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

Gradually grow to comprehensive one on one digital advertising and marketing services provider with a total solution for the B2b2c ecosystem through Big Data Collecting and Analysis System

We intend to launch more value-added services to our existing and potential clients, including cloud technology based mobile services, intelligent marketing management tools and/or solutions in 2017 to enable our clients to experience multi-channel, management systems and data collection and analysis based advertising and marketing services. We expect that launching these services will increase our recurring revenues and service satisfaction from clients. Most importantly, it will enable us to build our Big Data collection and analysis system, which is intended to collect all relevant information from clients, franchisers and entrepreneurs to form effective and reliable research reports to be further utilized by our clients to physically expand their business and client base offline.

Sales and Marketing

For the year ended December 31, 2016, we derived all of our revenues from our Internet advertising and the provision of related technical services, compared with 96% for the year ended December 31, 2015.

The following table sets forth a breakdown of our revenue from Internet advertising and related technical services, by industry, for the year ended December 31, 2016:

Industry	Percentage of total revenue
Food and Beverage	51%
Women Accessories	2%
Footwear, Apparel and Garments	6%
Home Goods and Construction Materials	6%
Environmental Protection Equipment	3%
Cosmetic and Health Care	7%
Education Network	3%
E-Commerce Platform	14%
Others	8%
Total	100%

We employ experienced advertising sales people. We provide in-house education and training to our sales people to ensure that they provide our current and prospective clients with comprehensive information about our services, the benefits of using our advertising, marketing and data services and relevant information regarding the advertising industry. We also market our advertising services from time to time by placing advertisements on television and other well-known portals in China, participating in domestic and international franchise exhibitions in China and other countries and acting as a sponsor to third-party programming, as well as to our own shows.

We believe our clients derive substantial value from our ability to provide advertising, marketing and data services targeted at specific segments of consumer markets. Market research is an important part of evaluating the effectiveness and value of our business to our clients. We conduct market research, consumer surveys, demographic analysis and other advertising industry research for internal use to evaluate new and existing advertising and marketing channels. We also purchase or commission studies containing relevant market data from reputable third-party market research firms when necessary. We typically consult such studies to assist us in evaluating the effectiveness of our network to our advertisers. A number of these studies contain research on the numbers and socio-economic and demographic profiles of the people who visit our network.

Suppliers

Our suppliers are major search engines, other internet gateways and regional television stations. Among these suppliers, for the year ended December 31, 2016, resources purchased from two of the largest search engines in China counted for approximately both 39% of our internet resource cost, respectively, compared with 43% and 37% in 2015, respectively. For television, we did not finalize any advertising resources contracts with suppliers in 2016. We have one regional television stations which supplied us with television airtime in 2015.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce costs and the time to deploy, configure, maintain, support and manage computer servers and systems. Whether we continue to further deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through our portal website and intelligent operation and marketing data service applications to enhance ease of use by both operators and clients. We focus on enhancing related software systems enabling us to track and monitor advertiser demands and the related data collection and analysis. With the introduction of cloud-computing based technology, we will continue to integrate this technology into our online marketing management tool services through self-development and also by entering into alliances, partnerships, and/or mergers and acquisitions. In the next few years, we intend to move our research and development efforts to mobile-based application system and data collection and analysis tools more aggressively.

Intellectual Property

As of December 31, 2016, we had twenty-four software copyright certificates issued by the State Copyright Office of the PRC (“SCO”), including, but not limited to, software systems covering monitoring and management platforms on internet advertising effects, analysis systems on internet traffic statistics and internet user behavior, analysis systems on log-based visit hotspot and browsing trails and analysis systems on search engine marketing.

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

Government Regulation

The PRC government imposes extensive controls and regulations over the media industry, including on internet, television, radio, newspapers, magazines, advertising, media content production, and the market research industry. This section summarizes the principal PRC regulations that are relevant to our lines of business.

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

Employees

As of December 31, 2016, we had 260 full-time employees, 35 of whom are in sales and marketing, 117 of whom are in operations and support, 45 of whom are in management and administration and 63 of whom are in technology support and R&D.

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

The Chinese economy is starting to slow after years of blistering growth with increasing housing price and inflation, which has impacted overall consumer spending power. With lower consumption, small businesses or so-called small and medium enterprises, have less incentive to spend more on their advertising as they look to slow down their expansion plans. The global and Chinese economy slowdown has caused the tightening in the credit markets, lower levels of liquidity, higher default and bankruptcy rates for small businesses, lower consumer and business spending, and lower consumer net worth, in China and other parts of the world. These global economic uncertainties and the slowdown of the Chinese economy have had, and may continue to have, a negative effect on the market price of our business, the volatility of which has increased as a result of the disruption in the financial markets. It may also impair our ability to borrow funds or enter into other financial arrangements, if and when additional founds become necessary for our operations. We believe many of our advertisers have also been affected by the current economic slowdown in China. Current or potential advertisers may no longer be in business, may be unable to continue to purchase advertising, or further reduce their spending. All of which would lead to reduced demand for our advertising and data services, reduced gross margins, and increased delays of payments of accounts receivable or defaults of payments. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given our fixed costs associated with our operations. Therefore, the global uncertainties and the downward trend of the Chinese economy could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

We operate in a fast-evolving industry, which may make it difficult to evaluate our business and prospects.

We began our Internet advertising service via 28.com in 2003, our Internet advertising and data service platforms are primarily targeting SME clients. The SME market in China is still in its early stages and is rapidly developing. Accordingly, the early stage of development of the markets in which we operate makes it difficult to evaluate the viability and sustainability of our business and its acceptance by advertisers and clients. We cannot assure you that we will be profitable every year. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our Internet advertising and data service platforms.

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

We operate in the advertising and data service industry, which is particularly sensitive to changes in economic conditions and advertising trends.

Advertising and data service spending by our clients is particularly sensitive to changes in general economic conditions. For example, advertising and data service expenditures typically decrease during periods of economic downturn. Advertisers may reduce the amount of money they spend to advertise and obtain precision marketing data and data analysis on/from our advertising and data service platforms for a number of reasons, including:

•	a general decline in economic conditions;

•	a decline in economic conditions in the particular cities where we conduct business;

•	a decision to shift advertising and marketing expenditures to other available less expensive advertising media; and

•	a decline in advertising and marketing spending in general.

A decrease in the demand for advertising media in general, and for our advertising and marketing services in particular, would materially and adversely affect our ability to generate revenues, and have a material adverse effect on our financial condition and results of operations.

We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

Increased competition could reduce our profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources, and may successfully mimic and adopt our business models. Moreover, increased competition will provide advertisers with a wider range of media and advertising and marketing service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

We have been expanding our operations and plan to continue to expand in China. To meet the demand of advertisers for broader coverage, we must continue to expand our platforms and expanding the capacity and enhancing the technology advantages of our internet advertising portals. The continued growth of our business has resulted in, and will continue to result in, substantial demand on our management, operational and other resources. In particular, the management of our growth will require, among other things:

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

Our operations are substantially conducted through our PRC Operating Entities, or VIEs, and through our contractual agreements with each of our PRC Operating Entities in China. PRC regulations require any foreign entities that invest in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Since December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China. We do not currently directly operate an advertising business outside of China and cannot qualify under PRC regulations any earlier than two or three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period of time. Our PRC Operating Entities hold the requisite licenses to provide advertising services in China. Our PRC Operating Entities directly operate our advertising network. We have been and are expected to continue to be dependent on these PRC Operating Entities to operate our advertising business for the foreseeable future. We have entered into Contractual Agreements with the PRC Operating Entities, pursuant to which we, through Rise King WFOE, provide technical support and consulting services to the PRC Operating Entities. In addition, we have entered into agreements with our PRC Operating Entities and each of their shareholders which provide us with the substantial ability to control these affiliates.

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

On August 8, 2006, the Ministry of Commerce (the “MOC”), joined by the China Securities Regulatory Commission (the “CSRC”), State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration of Industry and Commerce (the “SAIC”), and SAFE, jointly promulgated a rule entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006.  This regulation, among other things, has certain provisions that require special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the regulation does not expressly provide that approval from the CSRC is required for the offshore listing of the SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

It is not clear whether the provisions in the regulation regarding the offshore listing and trading of the securities of a SPV applies to an offshore company such as us which owns controlling contractual interest in the PRC Operating Entities. We believe that the M&A Rules and the CSRC approval are not required in the context of the share exchange under our transaction because (i) such share exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) we are not a SPV formed or controlled by PRC companies or PRC individuals; and (iii) we are owned or substantively controlled by foreigners.  However, we cannot be certain that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the transactions effected by the share exchange circumvented the M&A rules, the PRC Securities Law and other rules and notices.

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

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of March 30, 2017, the closing trade price of our Common Stock was $1.12 per share. As of March 30, 2017, we had approximately 650 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.97 per share and a high price of $5.65 per share (Stock prices have been retroactively restated to reflect the 1 for 2.5 reverse stock split, which was effective on August 19, 2016).

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

We currently have common stock purchase options outstanding to purchase up to 835,216 shares of our Common Stock in the aggregate issued to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options ranges from $2.10 to $3.08 per share, of which 80,000 shares of the common stock purchase options will expire on December 29, 2019, 277,976 shares of common stock purchase options will expire on November 29, 2021, and the remaining 477,240 shares of common stock purchase options will expire on September 14, 2020. Exercise of these options may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these options remain outstanding may be adversely affected by the existence of these options as well.

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

On September 8, 2015, we received a letter from NASDAQ. NASDAQ indicated in its letter that, based upon the closing bid price for the last 30 consecutive business days, we no longer met the requirement set forth in Listing Rule 5550, which requires listed securities to maintain a minimum bid price of $1.0 per share. According to the Listing Rule 5810, we had a period of 180 calendar days from the date of the letter, or until March 7, 2016, to regain compliance. On March 8, 2016, we received a letter from NASDAQ, which indicated that we had not regained compliance with the minimum $1.0 bid price per share requirement. However, NASDAQ determined that we were eligible for an additional 180 calendar day period, or until September 6, 2016, to regain compliance. On August 18, 2016, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to effect a one-for-two and one-half (1 for 2.5) reverse stock split of our common stock (the “Common Stock”), which became effective on August 19, 2016 (the “Reverse Stock Split”). On September 2, 2016, we received a letter from the NASDAQ notifying us that Nasdaq had determined that for 10 consecutive business days, from August 19, 2016 to September 1, 2016, the closing bid price of our Common Stock had been at $1.00 per share or greater. Accordingly, we regained compliance with Listing Rule and this matter was closed.

Although we have regained compliance with NASDAQ Listing Rules, as discussed above, we cannot assure you we will meet all applicable continued listing requirements to be listed on NASDAQ in the future. If NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

The properties listed in Items 1, 2 and 3 above are our principal executive offices and are used by all of our business segments. The property listed in Items 4 is the office for our operating VIEs in Xiaogan, Hubei province, and is primarily used by our internet advertising and data service business segment.

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

Our Common Stock has been listed on the Nasdaq Capital Market under the symbol “CNET” since October 29, 2013. Prior to that time, from September 14, 2010 through October 28, 2013, our Common Stock was listed on Nasdaq Global Market under the symbol “CNET”. Prior to that time, from March 4, 2010 through September 13, 2010, our Common Stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that time, our Common Stock was quoted on the OTC Bulletin Board (“OTCBB “) under the trading symbol “EMZG”, until August 14, 2009, when our ticker symbol was change to “CHNT”.

On August 18, 2016, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to effect a one-for-two and one-half (1 for 2.5) reverse stock split of the Company’s Common Stock, which became effective on August 19, 2016. When the Reverse Stock Split became effective, each two and one-half shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the reverse stock split. Any fractional shares of Common Stock that would have otherwise resulted from the reverse stock split were rounded up to the nearest full share. The Reverse Stock Split did not change the par value of the Common Stock and had no effect on the number of authorized shares of Common Stock of the Company.

The last reported price for our Common Stock on the Nasdaq Capital Market on March 30, 2017 was $1.12 per share.

The following table shows the high and low closing sale prices for our Common Stock reported by the Nasdaq Capital Market for the two years ended December 31, 2016 and subsequent periods.

Year	Period	High	Low
2015	First Quarter	$5.65	$3.00

	Second Quarter	$4.33	$3.08

	Third Quarter	$3.28	$1.93

	Fourth Quarter	$2.50	$2.00

2016	First Quarter	$2.08	$1.60

	Second Quarter	$1.75	$1.18

	Third Quarter	$2.08	$1.38

	Fourth Quarter	$1.71	$0.97

2017	First Quarter (through March 30, 2017)	$1.33	$1.02

* High and low closing sale prices have been retroactively restated to reflect the 1 for 2.5 reverse stock split, which was effective on August 19, 2016, as described above.

Holders

As of March 30, 2017, there were approximately 650 record holders of our Common Stock.

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

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2016, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

On June 26, 2009, our company entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) China Net Online Media Group Limited, a company organized under the laws of British Virgin Islands (“China Net BVI”), (ii) China Net BVI’s shareholders, who together owned shares constituting 100% of the issued and outstanding ordinary shares of China Net BVI (the “China Net BVI Shares”) and (iii) G. Edward Hancock, our principal stockholder at such time. Pursuant to the terms of the Exchange Agreement, the China Net BVI Shareholders transferred to us all of the China Net BVI Shares in exchange for the issuance of 13,790,800 shares (the “Exchange Shares”) in the aggregate of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became our wholly owned subsidiary and we are now a holding company which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, precision marketing, online to offline (O2O) sales channel expansion and the related data services to SMEs and entrepreneurial management and networking services for entrepreneurs in China.

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

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our integrated service platform, primarily including Omni-channel precision advertising and marketing system, CloundX and data analysis management system. Our Omni-channel precision advertising and marketing system, primarily consists of digital advertising and marketing portals, include internet and mobile, and our other non-digital advertising units, such as TV. We provide and monitor varieties of advertising and marketing campaigns through this service system which generates effective sales leads through the combination of the Internet, mobile, content and others, including TV and schemes, we also provide search engine marketing services through this system to maximize market exposure and effectiveness for our clients. Our data analysis management system is an information and data analysis portal for SMEs or entrepreneurs who plans to start their own business, helping them for a higher survival and faster deal closing rate. It is built to further expand our service and data-link to assist our clients in developing their sales both online and offline, so that the overall service platform can create a traceable looped online to offline (O2O) ecosystem for our clients in their ground sales expansion throughout the cities in the PRC. During the past few years, we have been developing our SMEs intelligent operation and marketing data service applications, which consists of several online cloud technology based advertising and marketing, lead management, elite store management, client membership management and other administrative operational management tools specifically designed for small business in China to match their simplicity. We are intending to use these applications to create social community-based consumption ecosystem, by deploying our Big Data technologies and analyze both online and offline businesses’ operational and customers’ consumption data to help the SMEs improve their marketing efficiency and sales effectiveness with their target customers.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2016	2015
Balance sheet items, except for equity accounts	6.9370	6.4936

	Year Ended December 31,
	2016	2015
Items in the statements of income and comprehensive income, and statements of cash flows	6.6423	6.2284

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

As discussed before, in the fourth quarter of 2015, we committed to a plan to sell liansuo.com, which was a portion of our internet advertising and data service reporting unit that constitutes a business. In accordance with ASC Topic 350: “Intangibles-Goodwill and Others” Subtopic 20-40, goodwill associated with that business unit should be included in the carrying amount of the business to determine the gain or loss on disposal. In accordance with ASC 350-20-40-3 through ASC 350-20-40-7, we first allocated approximately US$914,000 goodwill associated with our internet advertising and data service reporting unit to the carrying value of lianso.com based on the relative fair value of lianso.com and the portion of this reporting unit that would be retained, and then performed goodwill impairment test for goodwill remaining in the portion of the reporting unit to be retained using its adjusted carrying value.

We reassessed the status of our disposal group classified as held for sale, basis on which, we concluded that our disposal group no longer met all the criteria for the classification as held for sale during the fourth quarter of 2016. Therefore, we reclassified the assets and liabilities related to the disposal group as held and used and measured it at the lower of its carrying value and fair value in accordance with ASC 360. Based on a valuation to the disposal group using income approach, as the fair value of the disposal group exceeded its carrying amount, including goodwill allocated to the disposal group at the date of the reclassification, the disposal group was reclassified to held and used at its carrying value, including the goodwill amount previously allocated to the disposal group.

Long-term assets to be disposed of

In accordance with ASC Topic 360, for a long-lived asset to be disposed of other than by sale, we continue to classified it as held and used until it is disposed of.  When a long-lived asset ceases to be used, the carrying amount of the asset is written down to its salvage value, if any.

In accordance with ASC Topic 360, we classify for a long-lived asset or disposal group to be sold as held for sale in the period in which all six criteria are met: (1) a plan to sell the asset (disposal group) has been committed to by management, who have the authority to approve the action; (2) the asset (disposal group) can be sold in its current condition; (3) an active plan has been initiated to find a buyer; (4) it is probable that the asset (disposal group) will be sold and the sale will be completed within one year and will qualify as a complete sale; (5) the sales price is reasonable relative to the asset’s current fair value and the entity is actively marketing the asset (disposal group); and (6) it is unlikely that the plan to sell the asset will be withdraw or changed significantly.

We measure a long-lived asset or disposal group classified as held for sale at the lower of its carrying amount or fair value less cost to sell.

We presented assets and liabilities of a disposal group classified as held for sale (but not qualifying for presentation as a discontinued operation) separately in the asset and liability section, respectively, of the balance sheets of the period in which assets and liabilities are classified and disclosed the major classes of assets and liabilities classified as held for sale and other required detailed disclosures in the related note to the financial statements.

If at any time, the criteria as discussed above are no longer met, we reclassify a long-lived asset or disposal group previously classified as held for sale to held and used, and measures the long-lived asset or disposal group to be reclassified at the lower of its carrying value and fair value in accordance with ASC 360.

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

We measure our intangible assets and goodwill at fair value on a nonrecurring basis and they are recorded at fair value only when impairment is recognized. The fair value of intangible assets was determined using income approach or cost approach, and the fair value of goodwill was determined using income approach by utilizing significant level 3 unobservable internally-developed inputs within the fair value hierarchy. The following table presents the quantitative information of the significant unobservable internally-developed inputs utilized in our level 3 fair value measurement:

	Valuation technique(s)	Unobservable inputs	Ranges

As of December 31, 2016

Intangible assets	Multi-period Excess Earning/Replacement Cost	Remaining useful life	1-9.5 years
		Discount rate	20%
		Contributory asset charge	12.9%-24%

Goodwill/ Disposal group	Discounted Cash Flow	Base projection period	5 years
		Discount rate	20%
		Terminal growth rate	3.5%

As of December 31, 2015

Intangible assets	Multi-period Excess Earning	Remaining useful life	1-7 years
		Discount rate	23%
		Decline in EBIT without non-compete agreement	10%
		Annual customer attrition rate	15%
		Contributory asset charge	12.4%-28%

Goodwill/ Disposal group	Discounted Cash Flow	Base projection period	5 years
		Discount rate	24.4%-26.2%
		Terminal growth rate	3.5%

Revenue recognition

Our revenue recognition policies are in compliance with ASC Topic 605. In accordance with ASC Topic 605, revenues are recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales include revenues from selling advertising time purchased from TV stations, internet advertising space on our website portals and effective sales lead information collected, providing online advertising, marketing and other related value added services. Advertising contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, we provide advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration in specified locations on the sites and for agreed periods; and/or place the advertisements onto our purchased advertisement time during specific TV programs for agreed periods. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Value added services are provided based on two types of contracts: (i) fixed price and (ii) fixed price with minimum performance threshold. For contracts with fixed price term, revenue is recognized when the engaged service was provided and accepted by clients. For fixed price contracts with minimum performance threshold, revenue is recognized when the specified performance criteria are met. Revenue from search engine marketing services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium. We recognize the revenue on a gross basis, as we believe that we act as the primary obligor of this transaction, which is considered the most important factor for a gross revenue recognition in accordance with ASC Topic 605, subtopic 45. Revenues from selling effective sales lead information is recognized based on fixed price per sales lead when information is delivered and accepted by clients. Based upon our credit assessments of our clients prior to entering into contracts, we determine if collectability is reasonably assured. In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from clients, only after services have been provided and all other criteria for revenue recognition have been met.

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

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. We did not have any interest and penalties associated with tax positions for the years ended December 31, 2016 and 2015 and did not have any significant unrecognized uncertain tax positions as of December 31, 2016 and 2015.

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

i). We were incorporated in the State of Nevada. Under the current laws of Nevada, we are not subject to state corporate income tax. We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the year ended December 31, 2016, or any prior periods. We do not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the year ended December 31, 2016, or any prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

•	In November 2015, Business Opportunity Online was re-approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the favorable statutory tax rate of 15% until November 2018. Therefore, for the years ended December 31, 2016 and 2015, the applicable income tax rate of Business Opportunity Online was 15%.

•	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate from 25% to 12.5% for its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was 25% for the year ended December 31, 2016, and was 12.5% for the year ended December 31, 2015.

•	The applicable income tax rate for the rest of our PRC operating entities was 25% for the years ended December 31, 2016 and 2015.

•	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the years ended December 31, 2016 and 2015, all of the preferential income tax treatments enjoyed by our PRC subsidiaries and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where our respective PRC subsidiaries and VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of us. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2.	Turnover taxes and the relevant surcharges

Service revenues provided by our PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2016 and 2015, our service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction our PRC operating subsidiaries and VIE operate in.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (as amended in June 2016, by ASU No. 2016-12, “Revenue-Narrow-Scope Improvements and Practical Expedients”, and in December 2016, by ASU No. 2016-20, “Technical Correction and Improvements to Topic 606, Revenue from Contracts with Customers”). ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, this ASU supersedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of this ASU requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. In March and April 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, respectively. The amendments in these two ASUs do not change the core principle of the guidance in Topic 606. The amendments in these two ASUs clarify the implementation guidance on principal versus agent considerations, and the identifying performance obligations and the licensing implementation guidance, respectively. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the amendments in ASU No. 2014-09 and the amendments in other related ASUs that affected the guidance in ASU 2014-09 should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments. Based on our preliminary evaluation, we do not currently expect the adoption of these amendments to have a material impact on our consolidated financial position and results of operations. We have not yet selected a transition approach. We expect to complete our assessment of the effect of adopting these amendments by the end of 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments. Based on our preliminary evaluation, we expect to start recognize lease assets and lease liabilities for our operating leases on our statements of financial position as of the end of the first fiscal quarter of 2019 and its comparative period presented. We expect no material impact on our results of operations or cash flows in the periods after adoption. We expect to complete our assessment of the effect of adopting ASU No. 2016-02 by the end of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact on our consolidated cash flows classification and presentation upon adopting these amendments.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact on our consolidated cash flows classification and presentation upon adopting these amendments.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this ASU narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this ASU to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Others (Topic 350)-Simplify the Test for Goodwill Impairment”. To simplify the subsequent measurement of goodwill, the amendments in this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this ASU on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this ASU. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.	RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year Ended December 31,
	2016	2015
	US$	US$
Revenues
From unrelated parties	$34,300	$31,522
From related parties	450	743
	34,750	32,265
Cost of revenues	26,999	24,655
Gross profit	7,751	7,610

Operating expenses
Sales and marketing expenses	4,074	4,586
General and administrative expenses	7,670	7,498
Research and development expenses	1,996	2,164
Gain on disposal of VIEs	-	(20)
Impairment on long-term investments	159	874
Goodwill impairment and impairment on fixed assets and intangible assets	-	1,824
	13,899	16,926

Loss from operations	(6,148)	(9,316)

Other income (expenses)
Interest income	90	117
Interest expense	(13)	(47)
Other (expenses)/income	(112)	34
	(35)	104
Loss before income tax benefit, equity method investments, noncontrolling interests and discontinued operation	(6,183)	(9,212)
Income tax (expense)/benefit	(102)	1,496
Loss before equity method investments, noncontrolling interests and discontinued operation	(6,285)	(7,716)
Share of losses in equity investment affiliates	-	(2)
Net loss from continuing operations	(6,285)	(7,718)
Loss from and on disposal of discontinued operation, net of income tax	(59)	(1,465)
Net loss	(6,344)	(9,183)
Net (income)/loss attributable to noncontrolling interests from continuing operations	(148)	91
Net loss attributable to ChinaNet Online Holdings, Inc.	$(6,492)	$(9,092)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.57)	$(0.71)
Loss from discontinued operations per common share
Basic and diluted	$(0.01)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	11,357,907	10,706,521

** Weighted average number of shares outstanding and per share amounts for all periods have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

REVENUES

The following tables set forth a breakdown of our total revenues, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2016		2015
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$17,017	49.0%	$19,569	60.7%
-Technical and other services	107	0.3%	363	1.1%
-Search engine marketing service	17,626	50.7%	11,083	34.3%
Internet advertising and related services	34,750	100%	31,015	96.1%
TV and Bank kiosk advertising	-	-	1,250	3.9%
Total	$34,750	100%	$32,265	100%

Total Revenues: Excluding revenue generated from discontinued operation for the year ended December 31, 2015, our total revenues increased to US$34.8 million for the year ended December 31, 2016 from US$32.3 million for the year ended December 31, 2015, which represents an approximately 8% increase. The increase in our total revenues for the year ended December 31, 2016 was primarily due to the increase in revenues from search engine marketing service during the year.

We derive the majority of our advertising and data service revenues from the sale of advertising space on our internet portals, sales of effective sales lead information, providing search engine marketing (“SEM”) service and other related value added services, and content management services to unrelated third parties and to certain related parties. Our advertising, marketing and data services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the years ended December 31, 2016 and 2015, our service revenues from related parties in the aggregate was less than 2.5% of the total revenues for each respective reporting period.

The tables below summarize the revenues, cost of revenues, gross profit and net loss generated from each of our VIEs and subsidiaries for the years ended December 31, 2016 and 2015, respectively, with inter-company transactions eliminated:

For the year ended December 31, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiary	107	-	107
Business Opportunity Online and subsidiaries	34,193	450	34,643
Beijing CNET Online and subsidiaries	-	-	-
Total revenue	34,300	450	34,750

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiary	83	24
Business Opportunity Online and subsidiaries	26,916	7,727
Beijing CNET Online and subsidiaries	-	-
Total	26,999	7,751

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiary	(2,068)
Business Opportunity Online and subsidiaries	(1,132)
Beijing CNET Online and subsidiaries	(436)
ChinaNet Online Holdings, Inc. and subsidiaries	(2,649)
Total net loss from continuing operations before allocation to the noncontrolling interest	(6,285)
Quanzhou Zhiliang (loss from discontinued operation)	(59)
Total net loss before allocation to the noncontrolling interest	(6,344)

For the year ended December 31, 2015:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiary	363	-	363
Business Opportunity Online and subsidiaries	31,000	743	31,743
Beijing CNET Online and subsidiaries	159	-	159
Total revenue	31,522	743	32,265

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiary	-	363
Business Opportunity Online and subsidiaries	24,649	7,094
Beijing CNET Online and subsidiaries	6	153
Total	24,655	7,610

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiary	(425)
Business Opportunity Online and subsidiaries	(4,441)
Beijing CNET Online and subsidiaries	(110)
ChinaNet Online Holdings, Inc. and subsidiaries	(2,742)
Total net loss from continuing operations before allocation to the noncontrolling interest	(7,718)
Quanzhou Zhiliang (loss from discontinued operation)	(1,465)
Total net loss before allocation to the noncontrolling interest	(9,183)

Management considers revenues generated from internet advertising and data service, SEM services and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

•	Internet advertising revenues for the year ended December 31, 2016 were approximately US$17.0 million, compared with US$19.6 million for the same period in 2015. We believe that the temporary decrease in our internet advertising and data service revenues during the year reflected our strategy to further upgrading our internet advertising, marketing and data services to our larger SME clients and eliminating smaller and non-profitable clients. During 2016, we optimized our online promotion analysis and cost control system to provide more data and feedback to our users, which is especially helpful to our larger clients, we also optimized our online promotion tactics to improve cost efficiency, which helped the Company and our clients achieve more accurate promotion and placement effects with acceptable costs, thereby increasing sales lead conversion rate and overall client satisfaction with our services. As a result, along with eliminating smaller and non-profitable clients, revenues contributed by larger customers served by us continued to increase, we believe that upgrading existing services and launching new services will help increase our market penetration in the SME segment, thereby continuing to increase our recurring revenues in future periods.

•	Revenues generated from technical and other services offered by Rise King WFOE and its subsidiary were US$0.11 million and US$0.36 million for the years ended December 31, 2016 and 2015, respectively, which was insignificant for both the years ended December 31, 2016 and 2015.

•	Revenue generated from search engine marketing service for the year ended December 31, 2016 and 2015 was approximately US$17.6 million and US$11.1 million, respectively. This enhanced third-party search engine marketing service is designed to help our clients select the most effective key words and to prioritize the ranking of the anticipated search engine results on selected key words in order to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches. Management believes this service will be an effective supplement to the internet advertising and data service provided to our clients, and will help increase the overall satisfaction with our services, thereby increasing recurring revenues and the number of clients in the future.

•	To focus all resources on our core business, we exited our bank kiosk advertising business segment in the fourth fiscal quarter of 2015. We did not generate any TV advertising revenues for the year ended December 31, 2016, since we did not finalize any TV advertising resources contracts with suppliers during the period. For the year ended December 31, 2015, total revenues generated from our TV and bank kiosk advertising business was US$1.25 million, of which approximately US$1.09 million was generated from TV advertising business and US$0.16 million was generated from bank kiosk advertising business.

Cost of Revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising services, marketing services and other value added services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2016			2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$17,017	9,719	43%	$19,569	12,855	34%
-Technical and other services	107	83	22%	363	-	100%
-Search engine marketing service	17,626	17,197	2.4%	11,083	10,760	3%
Internet advertising and related services	34,750	26,999	22%	31,015	23,615	24%
TV and Bank kiosks advertising	-	-	-	1,250	1,040	17%
Total	$34,750	$26,999	22%	$32,265	$24,655	24%

Cost of revenues: Excluding cost of revenues incurred by discontinued operation for the year ended December 31, 2015, our total cost of revenues increased to US$27.0 million for the year ended December 31, 2016 from US$24.7 million for the same period in 2015. Our cost of revenues related to our advertising, marketing and data services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, costs of TV advertising time purchased from TV stations and other direct costs associated with providing services. The increase in our total cost of revenues for the year ended December 31, 2016 was primarily due to increase in costs associated with providing search engine marketing service during the period, which was in line with the increase in the related revenues as discussed above, and the increase in our search engine marketing cost of revenues for the year ended December 31, 2016 was partially offset by the decrease in cost of revenues associated with providing internet advertising and data service, due to the improvement in gross margin of this business in 2016.

•	For internet advertising and data service, cost associated with obtaining internet resources was the largest component of our cost of revenues, accounting for over 80% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). The purchase of these internet resources in large volumes allowed us to negotiate discounts with our suppliers. For the years ended December 31, 2016 and 2015, our total cost of revenues for internet advertising and data service was US$9.7 million and US$12.9 million, respectively. During 2016, we continued developing our precision advertising and marketing system, CloudX and optimized our digital marketing tactics by conglomerating different products of a single large customer and relatively increasing our classified segment and industry level marketing scheme to improve cost efficiency, which helped us and our clients achieve lead results and effects with acceptable or lower costs. As a result, the gross margin rate for our internet advertising and data service revenues increased to 43% for the year ended December 31, 2016, compared with 34% for the year ended December 31, 2015.

•	Costs for search engine marketing services were direct internet resource costs consumed for search engine marketing services provided to clients as described above. We normally charge our clients service fees for this service as a certain percentage of the related direct cost consumed, which is normally 2%-3%. Gross margin rate of this service for the year ended December 31, 2016 and 2015 was 2.4% and 3%, respectively.

•	To focus all resources on our core business, we exited our bank kiosk advertising business segment in the fourth fiscal quarter of 2015. We did not incur any TV advertising cost of revenues for the year ended December 31, 2016, since we did not finalize any TV advertising resources contracts with suppliers during the period. For the year ended December 31, 2015, total cost of revenues of our TV and bank kiosk advertising business was US$1.04 million, of which US$1.03 million was associated with providing TV advertising service and US$0.01 million was associated with providing bank kiosk advertising service.

Gross Profit

As a result of the foregoing, our gross profit was US$7.8 million and US$7.6 million for the years ended December 31, 2016 and 2015, respectively. Our overall gross margin rate decreased slightly to 22% for the year ended December 31, 2016, from 24% for the year ended December 31, 2015. The slightly decrease in our overall gross margin rate was a direct result of the increase of revenues from the relative low margin search engine marketing service for the year ended December 31, 2016, compared with that in the same period last year, which constituted approximately 50.7% of our total revenues, compared with 34.3% of the total revenues in the same period last year.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, gain or loss on deconsolidation of VIEs and impairment losses on long-term assets and goodwill. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Year ended December 31,
	2016		2015
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$34,750	100%	$32,265	100%
Gross Profit	7,751	22%	7,610	24%
Sales and marketing expenses	4,074	12%	4,586	14%
General and administrative expenses	7,670	22%	7,498	23%
Research and development expenses	1,996	6%	2,164	7%
Gain on deconsolidation of VIEs	-	-	(20)	-
Impairment on equity method investments	159	-	874	3%
Goodwill impairment and impairment on fixed assets and intangible assets	-	-	1,824	5%
Total operating expenses	13,899	40%	16,926	52%

Operating Expenses:   Our operating expenses was US$13.9 million and US$16.9 million for the years ended December 31, 2016 and 2015, respectively.

•	Sales and marketing expenses: For the year ended December 31, 2016, our sales and marketing expenses decreased to US$4.07 million from US$4.59 million for the same period of 2015. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, website server hosting and broadband leasing expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the year ended December 31, 2016, the decrease in our sales and marketing expenses was primarily due to the decrease in server hosting expenses and other general office expenses of our sales department as compared with the same period last year.

•	General and administrative expenses: General and administrative expenses increased to US$7.67 million for the year ended December 31, 2016 from US$7.50 million for the same period in 2015. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the year ended December 31, 2016, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: staff salary and benefit, professional service expenses, depreciation and amortization expenses and general office expenses of approximately US$0.45 million, due to cost reduction plan executed by management; (2) the increase in rental expense of approximately US$0.20 million due to a new office rend during the year until November 2016; and (3) the net effect of increase allowances for doubtful accounts of approximately US$0.42 million, due to provision of allowance of approximately US$0.37 million in 2016 and reverse of allowance of approximately US$0.05 million related to continuing operations in 2015.

•	Research and development expenses: Research and development expenses were US$2.0 million and US$2.2 million for the years ended December 31, 2016 and 2015, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. We will continue our research and development efforts in expanding, optimizing and enhancing the technology of our portal website, upgrading and integrating our advertising, data service and internet management software in future years.

•	Gain on disposal of VIEs: For the year ended December 31, 2015, we recognized a gain of approximately US$0.02 million in relation to deconsolidation of a former VIE.

•	Impairment on long-term investments: Based on the facts of the significant decline in level of business activities, insufficient amount of working capital and the lack of commitment from majority shareholders, we recognized approximately US$0.16 million and US$0.87 million of impairment loss, respectively, against our long-term investments in two of our cost method investee companies, ChinaNet Korea and Chuangshi Meiwei for the year ended December 31, 2016, and our long-term investments in and advances to two of our equity method investee companies, Shenzhen Mingshan and Zhao Shang Ke Hubei, for the year ended December 31, 2015.

•	Goodwill impairment and impairment on fixed assets and intangible assets: For the year ended December 31, 2015, we recognized approximately US$0.17 million impairment loss on bank kiosk equipment and US$1.55 million impairment loss on a domain name, which had ceased to be used as of December 31, 2015. For the year ended December 31, 2015, we also recorded approximately US$0.1 million impairment loss associated with non-compete agreement of our internet advertising and data service reporting unit. For the year ended December 31, 2016, we did not record any impairment loss associated with intangible assets or goodwill.

Loss from operations: As a result of the foregoing, our loss from operations was approximately US$6.15 million and US$9.32 million for the years ended December 31, 2016 and 2015, respectively.

Interest income: For the years ended December 31, 2016 and 2015, interest income earned was primarily contributed from the approximately US$3 million of term deposit we placed in a major financial institution in the PRC.

Interest expense: For the years ended December 31, 2016 and 2015, interests expenses we paid were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs during the periods, respectively.

Loss before income tax benefit, equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before income tax benefit, equity method investment, noncontrolling interest and discontinued operation was approximately US$6.18 million and US$9.21 million for the years ended December 31, 2016 and 2015, respectively.

Income tax (expense)/benefit: We recognized a net deferred income tax expense of approximately US0.10 million for the year ended December 31, 2016 and a net income tax benefit of approximately US$1.50 million for the year ended December 31, 2015, respectively. For the year ended December 31, 2016, net deferred income tax expense of approximately US$0.10 million included: approximately US$0.12 million of deferred tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years; and net off by approximately US$0.22 million of net deferred tax expense recognized by utilizing the deferred tax assets previously recognized due to earnings generated by our operating VIEs during the year. For the year ended December 31, 2015, net income tax benefit included: (1) current income tax expense of approximately US$0.004 million; and (2) deferred income tax benefit of approximately US$1.50 million. For the year ended December 31, 2015, (1) deferred income tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years was approximately US$0.14 million; (2) deferred income tax benefit recognized for provision of impairment losses on intangible assets and equity method investments was approximately US$0.63 million; and (3) approximately US$0.73 million net deferred income tax benefit recognized in relation to a portion of the net operating losses carry forward incurred by our PRC operating VIEs, which we consider likely to be able to be utilized with respect to future earnings of the entities to which the operating losses relate.

Loss before equity method investments, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before equity method investment, noncontrolling interest and discontinued operation was approximately US$6.29 million and US$7.72 million for the years ended December 31, 2016 and 2015, respectively.

Share of losses in equity investment affiliates: For the years ended December 31, 2016 and 2015, we beneficially own 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. Accordingly, we recognized our pro-rata share of losses in Shenzhen Mingshan of approximately US$0.002 million for the year ended December 31, 2015. For the year ended December 31, 2016, we did not recognize any pro-rata share of loss in these equity investment affiliates, because their businesses were dormant (as discussed above) and the amounts were immaterial.

Net loss from continuing operations: As a result of the foregoing, we incurred a net loss of US$6.29 million and US$7.72 million for the years ended December 31, 2016 and 2015, respectively.

Loss from and on disposal of discontinued operation, net of income tax: We exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, operated by one of our VIEs, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, we disposed Quanzhou Zhi Lang to an unaffiliated third-party, the loss incurred from the disposal was also included in results of operations from discontinued operation, presented as a separate component in the condensed consolidated statements of operations and comprehensive loss for all periods presented. Major classes of line items constituting pre-tax net loss and net loss from the discontinued operation for the years ended December 31, 2016 and 2015, respectively, are as follows:

	Year Ended December 31,
	2016	2015
	US$(’000)	US$(’000)

Revenues	-	272
Cost of revenues	-	149
Total operating expenses	50	359
Impairment on intangible assets	-	169
Impairment on goodwill	-	1,117
Net loss before income tax benefit	(50)	(1,522)
Income tax benefit	-	57
Loss from discontinued operation, net of income tax	(50)	(1,465)
Loss on disposal of discontinued operation, net of income tax	(9)	-
Loss from and on disposal of discontinued operation, net of income tax	(59)	(1,465)

Net loss: As a result of the foregoing, for the years ended December 31, 2016 and 2015, we incurred a total net loss from continuing and discontinued operations of approximately US$6.34 million and US$9.18 million, respectively.

Income/loss attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the year ended December 31, 2016, net income allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.15 million. For the year ended December 31, 2015, net loss allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.09 million.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net income/loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$6.49 million and US$9.09 million for the years ended December 31, 2016 and 2015, respectively.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2016, we had cash and cash equivalents of approximately US$3.0 million and we also have approximately US$3.1 million of term deposit placed in one of the major financial institutes in China which will mature in July 2017.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended December 31,
	2016	2015
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	$(563)	$5,732
Net cash used in investing activities	(2,576)	(4,627)
Net cash provided by/(used in) financing activities	753	(131)
Change in cash and cash equivalents included in assets classified as held for sale	177	(189)
Effect of foreign currency exchange rate changes on cash	(259)	(319)
Net (decrease)/increase in cash and cash equivalents	$(2,468)	$466

Net cash (used in)/provided by operating activities:

For the year ended December 31, 2016, our net cash used in operating activities of approximately US$0.56 million were primarily attributable to:

(1)	Net loss excluding approximately US$1.57 million of non-cash expenses of depreciation and amortizations; approximately US$2.31 million share-based compensation; approximately US$0.37 million of provision for doubtful accounts; approximately US$0.16 million impairment loss on long-term investments; approximately US$0.10 million of net deferred income tax expense and approximately US$0.12 million loss on disposal of fixed assets and a VIE, of approximately US$1.71 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	other receivable decreased by approximately US$1.53 million, primarily due to subsequent collection of TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	prepayment and deposit to suppliers decreased by approximately US$1.11 million, primarily due to decrease in contractual deposit amount paid to internet resources providers and other service providers in 2016 as compared with that in 2015;

-	other current assets decreased by approximately US$0.04 million;

-	other payable increased by approximately US$0.41 million; and

-	taxes payable increased by approximately US$0.02 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising and data services provided increased by approximately US$1.31 million;

-	accounts payable decreased by approximately US$0.14 million;

-	advance from customers decreased by approximately US$0.36 million;

-	accruals decreased by approximately US$0.02 and

-	contingent liability decreased by US$0.13 million.

For the year ended December 31, 2015, our net cash provided by operating activities of approximately US$5.73 million were primarily attributable to:

(1)	net loss excluding approximately US$1.77 million of non-cash expenses of depreciation, amortizations; approximately US$2.26 million share-based compensation; approximately US$0.09 million of provision for doubtful accounts; approximately US$1.56 million of net deferred income tax benefit and approximately US$3.98 million impairment loss on goodwill, intangibles, fixed assets and equity investments, approximately US$0.02 million gain on deconsolidation of VIE, of approximately US$2.60 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	other receivables decreased by approximately US$6.37 million, which was primarily due to subsequent collection of TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	prepayment and deposit to suppliers decreased by approximately US$1.48 million, primarily due to decrease in contractual deposit amount paid to internet resources providers in 2015 as compared with that in 2014;

-	advance from customers increased by approximately US$1.15 million;

-	other current assets decreased, other current liabilities increased by approximately US$0.28 million in the aggregate; and

-	we recognized an approximately US$0.14 million contingent liabilities related to possible additional internet resources cost that might be incurred due to the fact that more likely than not we may not able to meet the minimum consumption amount requirement set forth in a purchase contract.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$0.57 million; and

-	accounts payable decreased by approximately US$0.51 million.

Net cash used in investing activities:

For the year ended December 31, 2016, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.15 million for the purchase of general office equipment and expenditures on leasehold improvements; (2) we paid approximately US$1.97 million to purchasing software technology related to Internet operation safety, information exchange security and data encryption; (3) we made additional investments to our investee companies of approximately US$0.47 million in aggregate during the period; (4) cash divested from deconsolidation of a VIE of approximately US$0.02 million; and (5) proceeds from disposal of investee companies of approximately US$0.03 million. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.58 million for the year ended December 31, 2016.

For the year ended December 31, 2015, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.36 million for the purchase of general office equipment and expenditures on leasehold improvements; (2) we paid approximately US$2.78 million to settle the remaining balance related to the purchasing of software technology, which transaction consummated in December 2014 and US$1.10 million for purchasing of software products related to cloud video management system and other general office software; (3) we received approximately US$0.77 million prepayment refund related to a software development contract terminated in November 2015; and (4) we made investments of approximately US$1.16 million in the aggregate to our cost/equity method investees during the year. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$4.63 million for the year ended December 31, 2015.

Net cash provided by/(used in) financing activities:

For the year ended December 31, 2016, we borrowed approximately US$0.75 million (RMB 5.0 million) short-term bank loan from one of the major commercial banks in the PRC, which was recorded as cash provided by financing activities during the period.

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

As a result of these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2016 and 2015, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets, was approximately US$7.8 million and US$6.7 million, respectively.

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

As of December 31, 2016 and 2015, there were approximately US$17.6 million and US$22.9 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiaries and VIEs in Renminbi included in our consolidated net assets, aside from US$2.5 and US$2.8 million statutory reserve funds as of December 31, 2016 and 2015, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiaries’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.8 million and US$6.7 million restricted net assets as of December 31, 2016 and 2015, respectively, as discussed above.

C.	Off-Balance Sheet Arrangements

None.

D.	Disclosure of Contractual Obligations

The following table sets forth our company’s operating lease commitment as of December 31, 2016:

Office Rental
US$(’000)
Year ending December 31,
-2017	529
-2018	528
-2019	110
1,167

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of December 31, 2016. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2016, and determined it to be effective.

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

PART IV.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statement’s Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

2.1	Share Exchange Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc., G. Edward Hancock, China Net Online Media Group Limited, and the shareholders of China Net Online Media Group Limited.(1)

2.2	Agreement and Plan of Merger (2)

3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)

3.2	Certificate of Amendment to Articles of Incorporation (14)

3.3	Articles of Merger. (2)

3.4	By-laws. (4)

4.1*	2011 Omnibus Securities and Incentive Plan (9)

4.2*	ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan. (13)

10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)

10.2	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.3	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.4	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.(1)

10.5	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.6	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.7	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.8	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.9	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.10	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.11	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.12	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.13	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.14	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.15	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.16	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.17	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.18	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.19	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.20	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.21	Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited and Handong Cheng, Xuanfu Liu and Li Sun. (1)

10.22	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Handong Cheng. (1)

10.23	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Xuanfu Liu. (1)

10.24	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Li Sun. (1)

10.25	Internet Banking Experiencing All-in-One Engine Strategic Cooperation Agreement, dated August 7, 2008, by and between Henan Branch of China Construction Bank and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)

10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)

10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)

10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)

10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)

10.33*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)

10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)

10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)

10.36	Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.37	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.38	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.39	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.40	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.41	Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.42	Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.43	Equity Transfer Agreement, dated as of December 15, 2011, Among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihang, Wei Yanmin and Soo Yi Lian Mei Network Technology (Beijing) Co. Ltd. (10)

10.44	English Translation of the Equity Transfer Agreement by and among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihong and Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., dated September 10, 2012. (11)

10.45	Securities Purchase Agreement, dated May 5, 2015. (7)

10.46	Lock-Up Agreement, dated May 5, 2015. (7)

10.47	Securities Purchase Agreement, dated May 26, 2015. (12)

10.48	Lock-Up Agreement, dated May 26, 2015. (12)

14	Code of Ethics (6)

21.1	Subsidiaries of the Registrant +

23.1	Consent of Marcum Bernstein & Pinchuk LLP +

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith

* Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on May 11, 2011.

(9)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 16, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on September 11, 2012.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 7, 2015.

(12)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 28, 2015.

(13)	Incorporated by reference herein to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2015.

(14)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on August 18, 2016.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: March 31, 2017	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2017	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2017	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: March 31, 2017	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: March 31, 2017	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: March 31, 2017	By:	/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Director

Dated: March 31, 2017	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

CHINANET ONLINE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of ChinaNet Online Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChinaNet Online Holdings, Inc., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

Beijing, China
March 31, 2017

BEIJING OFFICE • Unit 2419-2422 • Kerry Center South Tower • 1 Guang Hua Road • Chaoyang District, Beijing • 100020

Phone 8610.8518.7992 • Fax 8610.8518.7993 • www.marcumbp.com

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2016	2015
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$3,035	$5,503
Term deposit	3,056	3,265
Accounts receivable, net	3,322	2,549
Other receivables, net	89	1,910
Prepayment and deposit to suppliers	4,754	5,843
Due from related parties, net	213	41
Other current assets	6	45
Assets classified as held for sale	-	1,882
Total current assets	14,475	21,038

Long-term investments	1,340	1,133
Property and equipment, net	471	681
Intangible assets, net	7,264	5,638
Prepayment for purchasing of software technology	-	1,024
Goodwill	4,970	4,396
Deferred tax assets-non current	1,522	1,550
Total Assets	30,042	35,460

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$721	$-
Accounts payable *	102	95
Advances from customers *	1,420	1,313
Accrued payroll and other accruals *	685	685
Guarantee payment and prepayment from investors	884	944
Payable for purchasing of software technology *	411	-
Taxes payable *	2,910	3,186
Other payables *	487	234
Liabilities classified as held for sale *	-	913
Total current liabilities	7,620	7,370

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2016	2015
	(US $)	(US $)
Long-term liabilities:
Deferred tax liability-non current *	-	118
Long-term borrowing from a director	126	135
Total Liabilities	7,746	7,623

Commitments and contingencies	-	129

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 12,158,542 shares and 11,856,304 shares at December 31, 2016 and 2015, respectively)	12	12
Additional paid-in capital	29,285	26,528
Statutory reserves	2,607	2,607
Retained deficit	(10,362)	(3,870)
Accumulated other comprehensive income	700	2,056
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	22,242	27,333

Noncontrolling interests	54	375
Total equity	22,296	27,708

Total Liabilities and Equity	$30,042	$35,460

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

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015
	(US $)	(US $)

Revenues
From unrelated parties	$34,300	$31,522
From related parties	450	743
Total revenues	34,750	32,265
Cost of revenues	26,999	24,655
Gross profit	7,751	7,610

Operating expenses
Sales and marketing expenses	4,074	4,586
General and administrative expenses	7,670	7,498
Research and development expenses	1,996	2,164
Gain on deconsolidation of VIEs	-	(20)
Impairment on long-term investments	159	874
Goodwill impairment and impairment on fixed assets and intangible assets	-	1,824
Total operating expenses	13,899	16,926

Loss from operations	(6,148)	(9,316)

Other income/(expenses)
Interest income	90	117
Interest expense	(13)	(47)
Other (expenses)/income	(112)	34
Total other (expense)/income	(35)	104
Loss before income tax benefit, equity method investments, noncontrolling interests and discontinued operation	(6,183)	(9,212)
Income tax (expense)/benefit	(102)	1,496
Loss before equity method investments, noncontrolling interests and discontinued operation	(6,285)	(7,716)
Share of losses in equity investment affiliates	-	(2)
Loss from continuing operation	(6,285)	(7,718)
Loss from and on disposal of discontinued operation, net of income tax	(59)	(1,465)
Net loss	(6,344)	(9,183)
Net (income)/loss attributable to noncontrolling interests from continuing operations	(148)	91
Net loss attributable to ChinaNet Online Holdings, Inc.	$(6,492)	$(9,092)

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2016	2015
	(US $)	(US $)

Net loss	$(6,344)	$(9,183)
Foreign currency translation loss	(1,377)	(1,594)
Comprehensive Loss	$(7,721)	$(10,777)
Comprehensive (income)/loss attributable to noncontrolling interests	(127)	116
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(7,848)	$(10,661)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.57)	$(0.71)
Loss from discontinued operations per common share
Basic and diluted	$(0.01)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	11,357,907	10,706,521

** Weighted average number of shares outstanding and per share amounts for all periods have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016 (Note 1).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(6,344)	$(9,183)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	1,572	1,768
Share-based compensation expenses	2,309	2,256
Provision for allowances for doubtful accounts	368	88
Share of losses in equity investment affiliates	-	2
Goodwill impairment and impairment on fixed assets and intangible assets	-	3,110
Impairment on long-term investments	159	874
Loss/(gain) on deconsolidation of VIEs	9	(20)
Loss on disposal of fixed assets/other long-term assets	116	63
Deferred taxes	102	(1,558)
Changes in operating assets and liabilities
Accounts receivable	(975)	(580)
Other receivables	1,527	6,369
Prepayment and deposit to suppliers	1,106	1,476
Due from related parties	(336)	7
Other current assets	38	13
Accounts payable	(137)	(509)
Advances from customers	(362)	1,152
Accrued payroll and other accruals	(21)	173
Other payables	413	37
Taxes payable	19	59
Commitment and contingencies	(126)	135
Net cash (used in)/provided by operating activities	(563)	5,732

Cash flows from investing activities
Payment for office equipment and leasehold improvement	(148)	(356)
Payment for purchasing of software technology	(1,969)	(3,880)
Refund of prepayment for software development contract terminated	-	772
Long-term investment in cost/equity method investees	(470)	(1,163)
Proceeds from disposal of VIEs	28	-
Cash effect on deconsolidation of a VIE	(17)	-
Net cash used in investing activities	(2,576)	(4,627)

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2016	2015
	(US $)	(US $)

Cash flows from financing activities
Proceeds from short-term bank loan	753	-
Repayment of short-term bank loan	-	(803)
Repayment of short-term loan to noncontrolling interest of VIE	-	(312)
Guarantee payment and prepayment from new investors	-	984
Net cash provided by/(used in) financing activities	753	(131)

Change in cash and cash equivalents included in assets classified as held for sale	177	(189)

Effect of exchange rate fluctuation on cash and cash equivalents	(259)	(319)

Net (decrease)/increase in cash and cash equivalents	(2,468)	466

Cash and cash equivalents at beginning of the year	5,503	5,037
Cash and cash equivalents at end of the year	$3,035	$5,503

Supplemental disclosure of cash flow information

Income taxes paid	$2	$131
Interest expense paid	$13	$47

Non-cash transactions:

Payable for purchasing of software technologies	$411	$-
Due to noncontrolling interest of VIE converted to paid-in capital of the VIE	$-	$315

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

Total equity

	Common stock		Additional paid-in capital	Statutory reserves	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, December 31, 2014	11,612,304	12	24,720	2,607	5,222	3,625	(277)	35,909
Restricted shares issued for services	244,000	-	414	-	-	-	-	414
Share-based compensation related to unvested shares granted to employees	-	-	53					53
Share-based compensation related to common stock purchase options issued to employees and directors	-	-	229	-	-	-	-	229
Share-based compensation related to restricted shares issued to management	-	-	1,560	-	-	-	-	1,560
Due to noncontrolling interest of VIE converted to paid-in capital of the VIE	-	-	-	-	-	-	320	320
Goodwill allocated to disposal group attributable to noncontrolling interest	-	-	(448)	-	-	-	448	-
Net loss for the year	-	-	-	-	(9,092)	-	(91)	(9,183)
Foreign currency translation adjustment	-	-	-	-	-	(1,569)	(25)	(1,594)
Balance, December 31, 2015	11,856,304	12	26,528	2,607	(3,870)	2,056	375	27,708

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In thousands, except for number of shares)

Total equity (Continued)

	Common stock		Additional paid-in capital	Statutory reserves	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Restricted shares issued for services	36,000	-	371	-	-	-	-	371
Share-based compensation related to unvested shares issued to employees	266,238	-	177	-	-	-	-	177
Share-based compensation expenses related to common stock purchase options issued to employees and directors	-	-	201	-	-	-	-	201
Share-based compensation expenses related to restricted common stock issued to management	-	-	1,560	-	-	-	-	1,560
Reverse of goodwill allocated to disposal group attributable to noncontrolling interest	-	-	448	-	-	-	(448)	-
Net loss for the year	-	-	-	-	(6,492)	-	148	(6,344)
Foreign currency translation adjustment	-	-	-	-	-	(1,356)	(21)	(1,377)
Balance, December 31, 2016	12,158,542	12	29,285	2,607	(10,362)	700	54	22,296

** Number of shares and share amounts for all periods have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016 (Note 1).

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

As of December 31, 2016, the Company’s VIE, Beijing CNET Online is a 51% shareholder of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”), a 10% stockholder of Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd. (“Chuangshi Meiwei”) and a 10% shareholder of Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”). The Company’s VIE, Business Opportunity Online is a 51% shareholder of Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), a 19% shareholder of Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”), the sole shareholder of Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), the sole shareholder of Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), the sole shareholder of Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), the sole shareholder of Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) and a 23.18% shareholder of Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Business Opportunity Online Hubei is the sole shareholder of Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), the sole shareholder of Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”) and a 25.5% shareholder of Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”).

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As of December 31, 2016, the Company also controls two wholly-owned investment holding companies, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), and ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online PRC”). ChinaNet Investment BVI co-incorporated ChinaNet Online Holdings Korea (“ChinaNet Korea”) with four unaffiliated individuals and beneficially own 15% equity interest in ChinaNet Korea. ChinaNet Online PRC co-incorporated ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) with two unaffiliated individuals and beneficially own 19% equity interest in ChinaNet Chuang Tou.

The Company operated its business primarily in China through its PRC subsidiaries and PRC operating entities, or VIEs as discussed above.

On August 18, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect a one-for-two and one-half (1 for 2.5) reverse stock split of the Company’s common stock (the “Common Stock”), which became effective on August 19, 2016 (the “Reverse Stock Split”). When the Reverse Stock Split became effective, each two and one-half shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the reverse stock split. Any fractional shares of Common Stock that would have otherwise resulted from the reverse stock split were rounded up to the nearest full share. The Reverse Stock Split did not change the par value of the Common Stock and had no effect on the number of authorized shares of Common Stock of the Company. As a result of the Reverse Stock Split, 30,395,722 shares of Common Stock that were issued and outstanding at August 19, 2016 was reduced to 12,158,542 shares of Common Stock (taking into account the rounding of fractional shares). All number of shares, share amounts and per share data have been retroactively restated to reflect the 1 for 2.5 reverse stock split of the Company wherever applicable for all the periods presented.

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

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of December 31, 2016 and 2015, respectively:

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$2,915	$4,942
Term deposit	3,056	3,265
Accounts receivable, net	3,315	2,492
Other receivables, net	71	1,712
Prepayment and deposit to suppliers	4,710	5,841
Due from related parties, net	197	24
Other current assets	-	27
Assets classified as held for sale(1)	-	1,882
Total current assets	14,264	20,185

Long-term investments	43	1,113
Property and equipment, net	286	503
Intangible assets, net	5,468	5,630
Prepayment for purchasing of software technology	-	1,024
Goodwill	4,970	4,396
Deferred tax assets-non current	1,241	1,249
Total Assets	$26,272	$34,100

Liabilities
Current liabilities:
Short-term bank loan	$721	$-
Accounts payable	83	88
Advances from customers	1,388	1,304
Accrued payroll and other accruals	256	309
Due to Control Group	10	11
Payable for purchasing of software technology	411	-
Taxes payable	2,480	2,733
Other payables	162	67
Liabilities classified as held for sale (1)	-	913
Total current liabilities	5,511	5,425

Deferred tax Liabilities-non current	-	118
Total Liabilities	$5,511	$5,543

Commitments and contingencies	-	129

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015
	US$(’000)	US$(’000)

Revenues	$34,643	$31,902
Cost of revenues	26,916	24,655
Total operating expenses (including impairment and other losses of long-lived assets and goodwill, impairment loss on long-term investments and gain on deconsolidation of VIEs)	9,167	13,387
Loss from discontinued operations (2)	59	1,465
Net loss before allocation to noncontrolling interests	1,627	6,016

(1)	In the fourth quarter of 2015, in order to obtain sufficient working capital to continue the expansion of the Company’s core business, which is Internet advertising, precision marketing and the related technical and data services, the Company decided to sell its 51% equity interest in Beijing Chuang Fu Tia Xia, one of the Company’s operating VIEs, which is primarily engaged in providing Internet advertising and marketing services through one of the Company’s advertising portal, www.liansuo.com (“liansuo.com”). At the time when the Company committed a plan to sell liansuo.com, the Company did not consider the sale of liansuo.com is a strategic shift that had (or would have) a major effect on the Company’s operations and financial results, as it was not a significant portion of the Company’s Internet advertising and data service business segment, therefore, not qualifying for presentation as a discontinued operation. As a result, in accordance with ASC Topic 360: “Property, Plant and Equipment”, the Company classified the assets and liabilities related to the disposal group as held for sale in the consolidated balance sheet as of December 31, 2015, but did not included its results of operations in discontinued operations. For financial reporting purpose, the Company reassesses the status of its assets and liabilities classified as held for sale on a quarterly basis in accordance with ASC Topic 360-10-45-9, basis on which, the Company concluded that its disposal group no longer met all the criteria for the classification as held for sale during the fourth quarter of 2016. Therefore, the Company reclassified the assets and liabilities related to the disposal group as held and used in accordance with ASC 360-10-35-44. The Company terminated its plan to sell liansuo.com in February 2017, subsequently.

(2)	To focus all the Company’s resources on its core business as described above, in the fourth quarter of 2015, the Company decided to exit its bank kiosk advertising and offline brand management and sales channel building business segments. The Company does not consider the exit from its bank kiosk advertising business qualifying for presentation as a discontinued operation, as its effect on the Company’s operations and financial results was and would be insignificant. Therefore, in accordance with ASC Topic 205: “Presentation of Financial Statements”, only the results of operations of brand management and sales channel building were reported in discontinued operations as a separate component in the consolidated statements of operations and comprehensive loss for all periods presented.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

3.	Summary of significant accounting policies

a)	Basis of presentation

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

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2016	2015
Balance sheet items, except for equity accounts	6.9370	6.4936

	Year Ended December 31,
	2016	2015
Items in the statements of income and comprehensive income, and statements of cash flows	6.6423	6.2284

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

f)	Term deposits

Term deposits consist of bank deposits with an original maturity of between three to twelve months.

g)	Accounts receivable, other receivables, and due from related parties, net

Accounts receivable, other receivables and due from related parties are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, other receivables and due from related parties. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. For the years ended December 31, 2016 and 2015, the Company recorded in the aggregate of approximately US$0.37 million and US$0.09 million of allowances for doubtful accounts against its accounts receivable, other receivables and due from related parties.

h)	Long-term Investments

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

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Cost method investments

Investee companies that are not consolidated, and over which the Company does not exercise significant influence, are accounted for under the cost method of accounting in accordance with ASC Topic 325 subtopic 20: “Investments-Other: Cost Method Investments”. The Company generally owns less than 20% interest in the voting securities of the cost method investee companies. Under the cost method of accounting, the Company records the cost method investments at cost in the caption “Long-term investments” in the Company’s consolidated balance sheets, and only adjusts for other-than-temporary declines in fair value of investee companies and distributions of earnings from investee companies.

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

For the years ended December 31, 2016 and 2015, the Company recorded approximately US$0.16 million and US$0.87 million of impairment loss associated with its long-term investments, respectively.

i)	Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Leasehold improvements (years)		3
Vehicles (years)		5
Office equipment (years)	3	-	5
Electronic devices (years)		5

Depreciation expenses are included in selling expenses, general and administrative expenses and research and development expenses. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life.

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

Purchased software and software platform is initially recorded at cost and amortized on a straight-line basis over the estimated useful economic life of 2 to 10 years.

Intangible assets other than goodwill acquired through various acquisitions are amortized on a straight-line basis over their expected useful economic lives.

Customer Relationship (years)	5	-	9
Non-Compete Agreement (years)	5	-	6
Software Technologies (years)		5

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The Company accounted for website development costs in accordance with ASC Topic 350-50, which requires that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. ASC Topic 350-50 also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred. For the years ended December 31, 2016 and 2015, the Company did not capitalize any such cost, as the amount was considered immaterial.

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

For the year ended December 31, 2015, excluding loss recognized for intangible assets that ceased to be used as discussed in Note 3(m), the Company recorded approximately US$101,000 impairment loss associated with non-compete agreement of its internet advertising and data service reporting unit. For the year ended December 31, 2016, the Company did not recognize any further impairment loss associated with its intangible assets.

For the year ended December 31, 2015, the Company also recorded approximately US$169,000 impairment loss in its results of operations from discontinued operation, which related to intangible assets of the Company’s brand management and sales channel building reporting unit. See Note 3 (p) and Note 12 for detailed disclosures about the impaired intangible assets and the related valuation technique(s) and inputs used in the fair value measurement for these intangible assets.

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

As discussed in Note 2, the Company exited its brand management and sales channel building business in the fourth quarter of 2015, which qualified for presentation as a discontinued operation. As a result, the Company provided full impairment provision for goodwill associated with this reporting unit as of December 31, 2015, and recorded approximately US$1,117,000 impairment loss in its results of operations from discontinued operation for the year ended December 31, 2015.

As of December 31, 2016, the Company’s goodwill is attributable to its internet advertising and data service reporting unit. The Company performed its annual test on goodwill impairment (excluding goodwill allocated to the disposal group as discussed below separately) for this reporting unit on December 31, 2016 and 2015, respectively. See Note 3 (p) and Note 14 for detailed disclosures about the impairment of goodwill and the related valuation technique(s) and inputs used in the fair value measurement for the Company’s goodwill.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As also discussed in Note 2, in the fourth quarter of 2015, the Company committed to a plan to sell liansuo.com, which is a portion of the Company’s internet advertising and data service reporting unit that constitutes a business. In accordance with ASC Topic 350: “Intangibles-Goodwill and Others” Subtopic 20-40, goodwill associated with that business unit shall be included in the carrying amount of the business to determine the gain or loss on disposal. In accordance with ASC 350-20-40-3 through ASC 350-20-40-7, the Company first allocated approximately US$914,000 goodwill associated with its internet advertising and data service reporting unit to the carrying value of lianso.com based on the relative fair value of lianso.com and the portion of this reporting unit that would be retained, and then performed goodwill impairment test for goodwill remaining in the portion of the reporting unit to be retained using its adjusted carrying value.

The Company reassesses the status of its disposal group classified as held for sale, basis on which, the Company concluded that its disposal group no longer met all the criteria for the classification as held for sale during the fourth quarter of 2016. Therefore, the Company reclassified the assets and liabilities related to the disposal group as held and used and measured it at the lower of its carrying value and fair value in accordance with ASC 360. As discussed in Note 3(m), as the fair value of the disposal group exceeded its carrying amount, including goodwill allocated to the disposal group at the date of the reclassification, the disposal group was reclassified to held and used at its carrying value, including the goodwill amount previously allocated to the disposal group.

For the years ended December 31, 2016 and 2015, the Company did not record any impairment loss associated with its goodwill.

m)	Long-term assets to be disposed of

In accordance with ASC Topic 360, for a long-lived asset to be disposed of other than by sale, the Company continues to classified it as held and used until it is disposed of.  When a long-lived asset ceases to be used, the carrying amount of the asset is written down to its salvage value, if any.

For the year ended December 31, 2015, the Company recorded approximately US$172,000 and US$1,551,000 loss associated with fixed assets and intangible assets, respectively, that ceased to be used during the year.

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

The Company presented assets and liabilities of a disposal group classified as held for sale (but not qualifying for presentation as a discontinued operation) separately in the asset and liability section, respectively, of the balance sheets of the period in which assets and liabilities are classified and disclosed the major classes of assets and liabilities classified as held for sale and other required detailed disclosures in the related note to the financial statements (Note 9).

The Company measures a long-lived asset or disposal group classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Long-lived assets classified as held for sale are not depreciated or amortized. The Company did not recognize any expected loss associated with the disposal group classified as held for sale for the year ended December 31, 2015, as the fair value of the disposal group less cost to sell exceeded the carrying amount of the disposal group including goodwill allocated to the disposal group.

If at any time, the criteria as discussed above are no longer met, the Company reclassifies a long-lived asset or disposal group previously classified as held for sale to held and used, and measures the long-lived asset or disposal group to be reclassified at the lower of its carrying value and fair value in accordance with ASC 360. The Company did not recognize any loss associated with the disposal group reclassified to held and used for the year ended December 31, 2016, as the fair value of the disposal group exceeded its carrying amount, including goodwill allocated to the disposal group when it was classified as held for sale.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

For the year ended December 31, 2016, the Company recognized approximately US$0.01 million loss on disposal of a former VIE, which was included in its loss from discontinued operation. For the year ended December 31, 2015, the Company recognized US$0.02 million gain on disposal of a former VIE from continuing operation.

o)	Noncontrolling interest

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

p)	Fair value

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepayment and deposits, due from related parties, accounts payable, advances from customers, payable for purchasing of software technology, accruals and other payables. The carrying values of these financial instruments approximate fair values due to their short maturities.

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

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The Company’s intangible assets and goodwill are measured at fair value on a nonrecurring basis and they are recorded at fair value only when impairment is recognized.

The fair value of intangible assets was determined using income approach or cost approach, and the fair value of goodwill was determined using income approach. The following table summarizes the quantitative information about the Company’s Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

	Valuation technique(s)	Unobservable inputs	Ranges

As of December 31, 2016
Intangible assets	Multi-period Excess Earning/Replacement Cost	Remaining useful life (years)	1	-	9.5
		Discount rate		20%
		Contributory asset charge	12.9%	-	24%

Goodwill/ Disposal group	Discounted Cash Flow	Base projection period (years)		5
		Discount rate		20%
		Terminal growth rate		3.5%

As of December 31, 2015
Intangible assets	Multi-period Excess Earning	Remaining useful life (years)	1	-	7
		Discount rate		23.0%
		Contributory asset charge	12.4%	-	28%
		Decline in EBIT without non-compete agreement		10%
		Annual customer attrition rate		15%

Goodwill/ Disposal group	Discounted Cash Flow	Base projection period (years)		5
		Discount rate		23.0%
		Terminal growth rate		3.5%

q)	Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition”. In accordance with ASC Topic 605, revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Sales include revenues from selling advertising time purchased from TV stations, internet advertising space on the Company’s website portals and effective sales lead information collected, providing online advertising, precision marketing, data service and other related value added services. Advertising contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration in specified locations on the sites and for agreed periods; and/or places the advertisements onto purchased advertisement time during specific TV programs for agreed periods. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Value added services are provided based on two types of contracts: (i) fixed price and (ii) fixed price with minimum performance threshold. For contracts with fixed price term, revenue is recognized when the engaged service was provided and accepted by clients. For fixed price contracts with minimum performance threshold, revenue is recognized when the specified performance criteria are met. Revenue from search engine marketing services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium. The Company recognizes the revenue on a gross basis, as the Company believes that it acts as the primary obligor of this transaction, which is considered the most important factor for a gross revenue recognition in accordance with ASC Topic 605, subtopic 45. Revenue from selling effective sales lead information is recognized based on fixed price per sales lead when information is delivered and accepted by clients. Based upon the Company’s credit assessments of its clients prior to entering into contracts, the Company determines if collectability is reasonably assured. In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from clients, only after services have been provided and all other criteria for revenue recognition have been met.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

r)	Cost of revenues

Cost of revenues primarily includes the cost of media advertising time, internet advertising related resources and other technical services purchased from third parties and other direct cost associated with providing services.

s)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statement of operations and comprehensive loss. For the years ended December 31, 2016 and 2015, advertising expenses for the Company’s own brand building were approximately US$2,360,000 and US$2,353,000, respectively.

t)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2016 and 2015 were approximately US$1,996,000 and US$2,164,000, respectively.

u)	Income taxes

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

v)	Uncertain tax positions

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. The tax returns of the Company’s PRC subsidiaries and VIEs are subject to examination by the relevant tax authorities. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2016 and 2015 and did not have any significant unrecognized uncertain tax positions as of December 31, 2016 and 2015, respectively.

w)	Share-based Compensation

The Company accounted for share-based compensation to employees in accordance with ASC Topic 718 “Compensation-Stock Compensation” which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued, net of an estimated forfeiture rate, if applicable, and therefore only recognizes compensation expenses for those equity instruments expected to vest over the requisite service period, or vesting period. Forfeitures are estimated at the time of grant and revised in the subsequent periods if actual forfeitures differ from those estimates. Cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Share-based compensation expenses were recorded in sales and marketing expenses, general and administrative expenses and research and development expenses.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

y)	Earnings (loss) per share

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

z)	Discontinued operations

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

For any component classified as held for sale or disposed by sale or other than by sale that qualifying for presentation as a discontinued operation in the period, the Company adopted ASC Topic 205-20-45-3 and reported the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the statement where net income (loss) is reported for current and all prior periods presented.

aa)	Commitments and contingencies

The Company has adopted ASC Topic 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an assets had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

bb)	Recent accounting pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (as amended in June 2016, by ASU No. 2016-12, “Revenue-Narrow-Scope Improvements and Practical Expedients”, and in December 2016, by ASU No. 2016-20, “Technical Correction and Improvements to Topic 606, Revenue from Contracts with Customers”). ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, this ASU supersedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of this ASU requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. In March and April 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, respectively. The amendments in these two ASUs do not change the core principle of the guidance in Topic 606. The amendments in these two ASUs clarify the implementation guidance on principal versus agent considerations, and the identifying performance obligations and the licensing implementation guidance, respectively. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the amendments in ASU No. 2014-09 and the amendments in other related ASUs that affected the guidance in ASU 2014-09 should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company does not currently expect the adoption of these amendments to have a material impact on its consolidated financial position and results of operations. The Company has not yet selected a transition approach. The Company expects to complete its assessment of the effect of adopting these amendments by the end of 2017.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company expects to start recognize lease assets and lease liabilities for its operating leases on its statements of financial position as of the end of its first fiscal quarter of 2019 and its comparative period presented. The Company expects no material impact on its results of operations or cash flows in the periods after adoption. The Company expects to complete its assessment of the effect of adopting ASU No. 2016-02 by the end of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact on its consolidated cash flows classification and presentation upon adopting these amendments.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact on its consolidated cash flows classification and presentation upon adopting these amendments.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this ASU narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this ASU to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Others (Topic 350)-Simplify the Test for Goodwill Impairment”. To simplify the subsequent measurement of goodwill, the amendments in this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this ASU on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this ASU. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Term deposit

Term deposit as of December 31, 2016 and December 31, 2015 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit as of December 31, 2015 matured on July 7, 2016 and was extended to July 7, 2017. The interest rate of the term deposit is 2.25% per annum.

5.	Accounts receivable, net

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)

Accounts receivable	6,034	5,619
Allowance for doubtful debts	(2,712)	(3,070)
Accounts receivable, net	3,322	2,549

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2016 and 2015, the Company provided approximately US$2,712,000 and US$3,070,000 allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the year ended December 31, 2016, approximately US$38,000 allowance for doubtful accounts was reversed. For the year ended December 31, 2015, approximately US$233,000 allowance for doubtful accounts was provided.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the year ended December 31, 2016, accounts receivable and the related allowance for doubtful debts decreased by approximately US$0.21 million and US$0.13 million, respectively, due to disposal of Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”) in 2016 (Note 26).

6.	Other receivables, net

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)

Term deposit interest receivable	34	48
Staff advances for normal business purpose	55	243
TV advertisement deposit and prepayment receivable	-	1,157
Overdue deposits	870	1,130
Allowance for doubtful debts	(870)	(668)
Other receivables, net	89	1,910

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

For advertising resources purchase contracts signed by the Company with its resources providers, the Company was required to make deposits, which were either applied to the contract amounts that were needed to be paid with the consent of the counterparty or to be refunded to the Company of the remaining balance upon expiration of the cooperation. Overdue deposits represented the portion of the contractual deposits, which related advertising resources purchase contracts had been completed as of each of the reporting dates with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of December 31, 2016 and 2015, the Company provided approximately US$870,000 and US$668,000 allowance for doubtful accounts, respectively, which was related to the deposits of its internet advertising and TV advertising business segment. For the year ended December 31, 2016, approximately US$256,000 allowance for doubtful accounts was provided. For the year ended December 31, 2015, approximately US$145,000 allowance for doubtful accounts was reversed due to collection of a portion of the overdue deposit.

7.	Prepayments and deposit to suppliers

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)

Deposits to internet resources providers	1,074	622
Prepayments to internet resources providers	2,874	3,623
Deposits to other service providers	721	1,540
Other deposits and prepayments	85	58
	4,754	5,843

The Company purchases internet resources from large internet search engines and technical services from suppliers to attract more internet traffic to its advertising portals and provide value-added services to its clients.

Deposits to internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers. As of December 31, 2016 and 2015, deposit to internet resources providers primarily consisted of the contractual deposits paid for purchasing internet resources from two of the Company’s largest internet resources suppliers.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of revenues when the related services are provided.

As of December 31, 2015, deposits to other service providers consisted of an approximately US$0.75 million deposit to an intermediary service provider, which the Company engaged to facilitate the Company to find, select and negotiate with its internet, TV or other media resource suppliers, and another approximately US$0.75 million deposit for an advisory contract related to finding buyers for liansuo.com and new investors for the Company. The contract with the intermediary service provider expired on October 31, 2016 and the related deposit was refunded to the Company in December 2016. Deposit related to the advisory contract for finding new investors for the Company will expire on December 31, 2017.

8.	Due from related parties, net

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	31	35
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	150	4
Guohua Shiji (Beijing) Communication Co., Ltd.	175	-
Beijing Saturday Education Technology Co., Ltd.	1	2
	357	41
Allowance for doubtful debts	(144)	-
Due from related parties, net	213	41

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies. The Company provides advertising, marketing and data services to these related parties in its normal course of business on the same terms as those provided to its unrelated clients. Due from related parties represented the outstanding receivables for the advertising, marketing and data services that the Company provided to these related parties as of each reporting date. As of December 31, 2016, due from related parties also included short-term working capital loans of RMB1.0 million (approximately US$0.14 million) and RMB1.2 million (approximately US$0.17 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year.

Based on the assessment of the collectability, the Company recorded approximately US$150,000 and US$nil allowance for doubtful accounts against its amounts due from related parties for the years ended December 31, 2016 and 2015, respectively. Allowance provided for the year ended December 31, 2016 was related to the working capital loan lent to Chuangshi Meiwei, as a result of the unfavorable facts related to the business status of this related party, as discussed in Note 10.

9.	Assets and liabilities classified as held for sale

As discussed in Note 2, in the fourth quarter of 2015, the Company committed to a plan to sell one of its internet advertising operating VIEs, Beijing Chuang Fu Tian Xia, also known as liansuo.com., in exchange for cash to continue the expansion of its core business, which did not qualify for presentation as a discontinued operation in accordance with ASC Topic 205, as it is not considered a significant portion of the Company’s internet advertising and data service business segment. The Company classified the assets and liabilities of the disposal group as held for sale as of December 31, 2015 and presented separately in the asset and liability section, respectively, in accordance with ASC Topic 360. The assets and liabilities held by the disposal group after allocation of an approximately US$914,000 of goodwill from the internet advertising and data service reporting unit based on the relative fair value of the disposal group and the remaining portion of the reporting unit that would be retained are as follows:

As of December 31, 2015
US$(’000)
Assets classified as held for sale
Cash and cash equivalents	181
Accounts receivable, net	53
Other receivables, net	95
Advance to suppliers	366
Property and equipment, net	43
Deferred tax assets	298
Goodwill allocated to the disposal group	914
Inter-co balances elimination (1)	(68)
Total assets classified as held for sale	1,882

Liabilities classified as held for sale
Accounts payable	154
Advance from customers	588
Accrued payroll and other accruals	50
Taxes payable	9
Other payables	364
Inter-co balances elimination (1)	(252)
Total liabilities classified as held for sale	913

(1)	Inter-company balances are part of the disposal group’s assets or liabilities, but were eliminated in deriving the consolidated financial statements.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The Company reassessed the status of its disposal group and concluded that its disposal group no longer met all the criteria for the classification as held for sale in accordance with ASC Topic 360 during the fourth quarter of 2016. Therefore, the Company reclassified the assets and liabilities related to the disposal group as held and used as of December 31, 2016. The Company terminated its plan to sell liansuo.com in February 2017, subsequently.

10.	Long-term investments

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)
Equity method investments:
Investment in equity method investees	709	778
Advance to equity method investees	75	80
Impairment on equity method investments	(784)	(838)
Total equity method investments	-	20
Cost method investments:
Investment in cost method investees	1,492	1,113
Impairment on cost method investments	(152)	-
Total long-term investments	1,340	1,133

Equity method investments

As of December 31, 2016 and 2015, the Company beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these companies under equity method of accounting. Based on the facts of the significant decline in level of business activities from 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant and the possibility of the business recovery is remote. As a result, the Company reduced the carrying value of these investments to zero as of December 31, 2015.

In 2015, the Company co-incorporated ChinaNet Korea with three unaffiliated individuals and obtained 40% of the equity interest in ChinaNet Korea. During the first fiscal quarter of 2016, the Company and other investors of ChinaNet Korea deregistered the entity and re-incorporated it with a new investor involved. The Company invested US$7,500 and obtained 15% of the equity interest in ChinaNet Korea through the re-incorporation, which is now accounted for under cost method of accounting (See table below).

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Cost method investments

As of December 31, 2016, the Company beneficially owned a 19% equity interest in ChinaNet Chuang Tou and Guohua Shiji, respectively, and a 10% equity interest in Chuangshi Meiwei and Beijing Saturday, respectively. The Company accounts for its investments in these companies under cost method of accounting. The following table summarizes the movement of the investments in cost method investees for the two years then ended December 31, 2016:

	ChinaNet Korea	Beijing Saturday	Chuangshi Meiwei	Guohua Shiji	ChinaNet Chuang Tou	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2014	-	18	-	-	-	18
Investment during the year	-	-	154	3	939	1,096
Exchange translation adjustment	-	(1)	-	-	-	(1)
Balance as of December 31, 2015	-	17	154	3	939	1,113
Investment during the year	8	-	-	25	418	451
Impairment on cost method investments	(8)	-	(144)	-	-	(152)
Exchange translation adjustment	-	(1)	(10)	(1)	(60)	(72)
Balance as of December 31, 2016	-	16	-	27	1,297	1,340

The Company invested in ChinaNet Korea and Chuangshi Meiwei to provide franchise consulting services for Korean food and beverage brands introduced to China. As the business plan of these two companies were not implemented smoothly and based on the facts of the significant decline in level of business activities, insufficient amount of working capital and the lack of commitment from majority shareholders, the possibility of the business recovery of these two companies is remote. As a result, the Company reduced the carrying value of these investments to zero as of December 31, 2016, with an approximately US$0.16 million other-than temporary impairment loss recorded for the year ended December 31, 2016.

The Company assessed the fair value of its remaining cost method investments and determined no additional other-than temporary impairment exist as of December 31 2016, or 2015.

11.	Property and equipment, net

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)

Leasehold improvement	317	382
Vehicles	763	839
Office equipment	1,371	1,376
Electronic devices	1,096	1,171
Property and equipment, cost	3,547	3,768
Less: accumulated depreciation	(2,922)	(2,922)
Less: impairment loss on abandoned fixed assets	(154)	(165)
Property and equipment, net	471	681

Depreciation expenses in the aggregate for the years ended December 31, 2016 and 2015 were approximately US$248,000 and US$355,000, respectively.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As discussed in Note 2, the Company exited its bank kiosk advertising business segment, which did not qualify for presentation as a discontinued operation. As a result, the Company reduced the carrying value of its bank kiosk equipment to zero, with a loss of approximately US$172,000 recorded and included in loss from continuing operations for the year ended December 31, 2015, as the equipment was ceased to be used and its salvage value was immaterial.

12.	Intangible assets, net

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,393	1,488
Intangible assets subject to amortization:
Contract backlog	-	191
Customer relationship	1,920	3,340
Non-compete agreements	1,057	1,321
Software technologies	295	316
Cloud compute software technology	1,338	1,429
Intelligent marketing data service platform	4,655	4,973
Internet safety, information exchange security and data encryption software	1,874	-
Cloud video management system	1,369	-
Other computer software	113	108
Intangible assets, cost	14,014	13,166
Less: accumulated amortization	(4,875)	(4,845)
Less: accumulated impairment losses	(1,875)	(2,683)
Intangible assets, net	7,264	5,638

Amortization expenses in aggregate for the years ended December 31, 2016 and 2015 were approximately US$1,324,000 and US$1,413,000, respectively.

For the year ended December 31, 2016, intangible assets, the related accumulated amortization and accumulated impairment loss decreased by approximately US$1.57 million, US$0.93 million and US$0.64 million, respectively, due to disposal of Quanzhou Zhi Lang during the year (Note 26).

As discussed in Note 2, in the fourth quarter of 2015, the Company exited its brand management and sales channel building business segment, as a result, the Company reduced the remaining carrying value of customer relationship of this business segment to zero, with a loss of approximately US$169,000 recorded in loss from discontinued operation for the year ended December 31, 2015.

As part of the internet advertising, marketing and data services restructuring, the Company ceased to use its domain name, www.sooe.cn acquired in 2011, which was primarily designed to serve smaller and home office clients. The Company would concentrate its resources and focus on providing comprehensive, integrated and in-depth services to more matured and well-established SME clients. As a result, the Company reduced the remaining carrying value of the domain name to zero, with a loss of approximately US$1,551,000 recorded and included in loss from continuing operations for the year ended December 31, 2015.

As discussed in Note 3 (p), the Company performed an impairment analysis on its intangible assets as of December 31, 2016 and 2015, respectively. The fair value of intangible assets was determined using Multi-period Excess Earning Method (the “MPEEM method”) and Replacement Cost Method. As an application of income approach, the MPEEM method is a widely-used valuation method. It determines the fair value of the asset as the present value of the cash flows attributable to it. As the asset will generally earn cash flows through interaction with other tangible and intangible assets, the contributions to cash flows of those other assets must be removed. Those assets are referred to as contributory assets which are defined as all assets that are utilized in the realization of expected future cash flows for the target asset (See Note 3 (p) for significant unobservable internally-developed inputs used in the fair value measurement).

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the years ended December 31, 2015 the Company provided approximately US$101,000 impairment losses associated with non-compete agreements of its internet advertising and data service business segment. For the year ended December 31, 2016, the Company did not recognize any further impairment loss associated with its intangible assets.

Based on the net carrying value of the finite-lived intangible assets recorded, which weighted average remaining useful life was 6.53 years as of December 31, 2016, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$1,192,000 for the year ended December 31, 2017 and approximately US$1,178,000 each year for the year ended December 31, 2018 through 2021.

13.	Prepayment for purchasing of software technology

As of December 31, 2015, the prepayment of US$1.02 million was made for purchasing a cloud video management system from an unaffiliated third party, which system has been transferred to intangible assets account during the fourth quarter of 2016 upon completion of the test trials.

14.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2014	6,772
Goodwill impairment losses for the year	(1,071)
Goodwill allocated to disposal group classified as held for sale	(914)
Exchange translation adjustment	(391)
Balance as of December 31, 2015	4,396
Goodwill adjustment due to reclassify disposal group to held and used	914
Exchange translation adjustment	(340)
Balance as of December 31, 2016	4,970

The Company’s goodwill arose from various business combinations consummated in 2011. The Company’s goodwill was attributable to its internet advertising and data service reporting unit and brand management and sales channel building reporting unit.

As discussed in Note 2, the Company exited its brand management and sales channel building business segment, as a result, the Company provided full impairment provision against the remaining carrying value of goodwill attributable to this reporting unit, with a loss of approximately US$1,117,000 recorded in loss from discontinued operation for the year ended December 31, 2015.

As of December 31, 2015, as discussed in Note 3(l), based on the relative fair value of liansuo.com, the disposal group classified as held for sale during the period and the portion of the internet advertising and data service reporting unit that would be retained, the Company first allocated approximately US$941,000 carrying value of goodwill attributable to its internet advertising and data service reporting unit to the disposal group. The Company then performed annual impairment test on goodwill remaining in the portion of the reporting unit to be retained using its adjusted carrying amount in accordance with ASC Topic 350 “Intangibles-Goodwill and Others”.

As of December 31, 2016, as discussed in Note 3(l), the disposal group no longer met all criteria for the classification as held for sale, the Company then reclassified the disposal group to held and used. Accordingly, the previously allocated goodwill amount to the disposal group was also reclassified to the goodwill account at its carrying value, as the fair value of the disposal group exceeded its carrying value.

The fair value of reporting units was determined using the income approach by a discounted cash flow analysis. The discounted cash flow method is premised on the concept that the value is based on the present value of all future cash flows by applying an appropriate discount rate. The future benefits generating cash flows consist of current income distributions, appreciation in the asset, or a combination of both. In essence, this valuation method requires a forecast to be made of cash flow, going out far enough into the future until an assumed stabilization occurs for the assets being appraised. This methodology assumes that the forecasted income/cash flow will not necessarily be stable in the near term but will stabilize in the future (See Note 3 (p) for significant unobservable internally-developed inputs used in the fair value measurement).

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the years ended December 31, 2016 and 2015, the Company did not record any impairment loss associated with its goodwill.

15.	Short-term bank loan

Short-term bank loan as of December 31, 2016 represented short-term bank loans of RMB5.0 million (approximately US$0.72 million), in the aggregate, borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs, of which RMB3.0 million (approximately US$0.43 million) will mature on July 18, 2017, the remaining RMB 2.0 million (approximately US$0.29 million) will mature on October 30, 2017. The interest rate of these short-term bank loan is 5.22% per annum, which is 20% over the benchmark rate of the People’s Bank of China (the “PBOC”).

16.	Accrued payroll and other accruals

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	319	345
Accrued operating expenses	366	340
	685	685

17.	Payable for purchasing of software technology

Payable for purchasing of software technology as of December 31, 2016 represented the outstanding payment balance for purchasing of the cloud video management system, which transaction consummated in the fourth quarter of 2016. The Company expects to settle the balance with the counter party within 2017.

18.	Guarantee payment and prepayment from investors

In May 2015, the Company entered into securities purchase agreements with Beijing Jinrun Fangzhou Science & Technology Co, Ltd. (“Jinrun Fangzhou”) and Dongsys Innovation (Beijing) Technology Development Co., Ltd. (“Dongsys Innovation”), public companies listed on the National Equities Exchange and Quotations of the PRC (the “NEEQ”), respectively, pursuant to which these companies agreed to purchase a certain number of shares of common stock of the Company. The Company had received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$772,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$112,000 from Dongsys Innovation, respectively.

Due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the Ministry of Commerce of the PRC (the “MOFCOM”), the Company and its investors experienced difficulties in obtaining approval for the transactions from the MOFCOM. As a result, on May 12, 2016, the Company terminated the security purchase agreements with the two investors, respectively. The Company did not make any repayment to these investors afterwards during 2016. As agreed by the parties, beginning on January 1, 2017, the Company will bear a 12% annualized interest rate for the unpaid amounts and the amounts shall be refunded to the investors no later than December 31, 2017. The Company expects to settle the balances with the two investors within 2017.

19.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2016, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2016 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	In November 2015, Business Opportunity Online was re-approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the favorable statutory tax rate of 15% until November 2018. Therefore, for the years ended December 31, 2016 and 2015, the applicable income tax rate of Business Opportunity Online was 15%.

●	Business Opportunity Online Hubei was approved by the related PRC governmental authorities to be qualified as a software company and was approved by the local tax authorities of Xiaogan City, Hubei province, the PRC, to be entitled to a EIT exemption for fiscal 2012 and a 50% reduction of its applicable EIT rate from 25% to 12.5% for its taxable income for the succeeding three years through fiscal 2015, as its first profitable year was determined as fiscal 2011 instead of fiscal 2012 in August 2013 by the local tax authorities of Xiaogan City, Hubei province. Therefore, the applicable income tax rate for Business Opportunity Online Hubei was 25% for the year ended December 31, 2016, and was 12.5% for the year ended December 31, 2015.

●	The applicable income tax rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2016 and 2015.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the years ended December 31, 2016 and 2015, all of the preferential income tax treatments enjoyed by the Company’s PRC subsidiaries and VIEs were based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where the Company’s respective PRC subsidiaries and VIEs operate in. Business Opportunity Online and Business Opportunity Online Hubei were most affected by these preferential income tax treatments within the structure of the Company. The preferential income tax treatments are subject to change in accordance with the PRC government economic development policies and regulations. These preferential income tax treatments are primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of theses preferential income tax treatments are subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2016 and 2015, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As of December 31, 2016, and 2015, taxes payable consists of:

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	1,147	1,272
Enterprise income tax payable	1,763	1,914
Taxes payable	2,910	3,186

For the year ended December 31, 2016, taxes payable of approximately US$0.10 million was decreased due to disposal of Quanzhou Zhi Lang during the year (Note 26).

A reconciliation of the income tax (expense)/benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax (expense)/benefit is as follows:

	Year Ended December 31,
	2016	2015
	US$(’000)	US$(’000)

Pre-tax loss	(6,183)	(9,212)
U.S. federal rate	35%	35%
Income tax benefit computed at U.S. federal rate	2,164	3,224
Reconciling items:
Rate differential for domestic earnings	(354)	(647)
Preferential tax treatments and tax holiday effects	(158)	(16)
Valuation allowance on deferred tax assets	(1,667)	(1,057)
Others	(87)	(8)
Effective income tax (expense)/benefit	(102)	1,496

For the years ended December 31, 2016 and 2015, the Company’s income tax (expense)/benefit consisted of:

	Year Ended December 31,
	2016	2015
	US$(’000)	US$(’000)

Current-PRC	-	(4)
Deferred-PRC	(102)	1,500
Income tax (expense)/benefit	(102)	1,496

The Company’s deferred tax liabilities at December 31, 2016 and changes for the two years then ended were as follows:

Amount
US$(’000)

Balance as of December 31, 2014	964
Reversal during the year	(790)
Exchange translation adjustment	(56)
Balance as of December 31, 2015	118
Reversal during the year	(110)
Exchange translation adjustment	(8)
Balance as of December 31, 2016	-

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Deferred tax liabilities arose on the recognition of the identifiable intangible assets acquired from acquisition transactions and deconsolidation of subsidiaries consummated in previous years. Reversal for the years ended December 31, 2016 and 2015 of approximately US$116,000 and approximately US$152,000, respectively, were due to amortization of the acquired intangible assets. Reversal of approximately US$nil and US$672,000 for the years ended December 31, 2016 and 2015, respectively, was related to losses recognized for impairment on intangible assets and equity method investments.

The Company’s deferred tax assets at December 31, 2016 and December 31, 2015 were as follows:

	As of December 31,
	2016	2015
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	9,345	7,921
Bad debts provision	931	932
Valuation allowance	(8,754)	(7,303)
Total deferred tax assets	1,522	1,550

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiaries and VIEs) were approximately US$17,544,000 and US$14,903,000 at December 31, 2016 and 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2036. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiaries and VIEs were approximately US$17,939,000 and US$15,657,000 at December 31, 2016 and 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2021. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$628,000 and US$52,000 net valuation allowance for the years ended December 31, 2016 and 2015, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate. The Company also utilized approximately US$269,000 and US$nil previously recognized deferred tax assets for the year ended December 31, 2016 and 2015, respectively, due to earnings generated during the periods.

Full valuation allowance to bad debts provision related deferred tax assets were recorded because it is considered more likely than not that this portion of deferred tax assets will not be realized through bad debts verification by the local tax authorities where the PRC subsidiaries and VIEs operate in.

The Company’s deferred tax assets and deferred tax liabilities were attributable to different tax-paying components of the entity, which were under different tax jurisdictions. Therefore, in accordance with ASC Topic 740 “Income taxes”, the deferred tax assets and deferred tax liabilities were presented separately in the Company’s balance sheets.

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities (See Note 3 (v) for the related provisions in accordance with the PRC Tax Administration and Collection Law).

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2016 and 2015, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, was approximately US$7.8 million and US$6.7 million, respectively.

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

As of December 31, 2016 and 2015, there was approximately US$17.6 million and US$22.9 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiaries and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.5 million and US$2.8 million statutory reserve funds as of December 31, 2016 and 2015, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiaries’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.8 million and US$6.7 million restricted net assets as of December 31, 2016 and 2015, respectively, as discussed above.

22.	Related party transactions

Revenue from related parties:

	Year Ended December 31,
	2016	2015
	US$(’000)	US$(’000)

-Beijing Saturday Education Technology Co., Ltd.	240	298
-Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	170	346
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	36	99
-Guohua Shiji (Beijing) Communication Co., Ltd.	4	-
	450	743

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies. The Company provides advertising, marketing and data services to these related parties in its normal course of business on the same terms as those provided to its unrelated clients.

23.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$595,000 and US$650,000 for the years ended December 31, 2016 and 2015, respectively.

24.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, term deposit, accounts receivable and prepayments and deposits to suppliers. As of December 31, 2016 and 2015, substantially all of the Company’s cash and cash equivalents and term deposit were held by major financial institutions located in Mainland China, which management believes are of high credit quality. For accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivables is significantly reduced. For prepayments and deposits to suppliers, as of December 31, 2016 and 2015, majority of the prepayments and deposits to suppliers were paid for purchase services from two of the largest search engine companies in the PRC, which management believes are of high credit quality.

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

Concentration of customers

Excluding revenues generated from discontinued operation, for the year ended December 31, 2015, two customers individually accounted for both 12% of the Company’s revenues, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the years ended December 31, 2016 or 2015.

As of December 31, 2016, two customers individually accounted for 22% and 14% of the Company’s accounts receivable, respectively. As of December 31, 2015, the same two customers individually accounted for 17% and 24% of the Company’s accounts receivable, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2016 or 2015.

Concentration of suppliers

For the year ended December 31, 2016, two suppliers accounted for both 39% of the Company’s cost of revenues, respectively. Excluding cost of revenues incurred by discontinued operation, for the year ended December 31, 2015, the same two suppliers accounted for 43% and 37% of the Company’s cost of revenues, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the years ended December 31, 2016 or 2015.

25.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of December 31, 2016:

Office Rental
US$(’000)
Year ending December 31,
-2017	529
-2018	528
-2019	110
Total	1,167

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Excluding rental expenses included in discontinued operation, for the years ended December 31, 2016 and 2015, rental expenses under operating leases were approximately US$580,000 and US$377,000, respectively.

In accordance with the contract entered into between the Company and one of its largest internet resources suppliers, the Company agreed to purchase in the aggregate of RMB100 million (“the minimum consumption amount”) (approximately US$14.4 million) from this supplier for a one-year period commencing on June 13, 2015. In accordance with this contract, if the Company failed to meet the minimum consumption amount, the supplier was allowed to require the Company to retroactively compensate the supplier in cash the difference between the granted discount rate set forth based on the minimum consumption amount and any revised discount rate set forth based on further negotiation between the two parties, if the Company was able to achieve 50% of the minimum consumption amount. If the Company failed to achieve 50% of the minimum consumption amount, the Company was not eligible to enjoy any discount. As of December 31, 2015, the Company believed that it could not achieve the minimum consumption amount. The Company then estimated its loss from loss contingencies based on the negotiation between the supplier at that time and concluded that more likely than not, the Company would only be charged for approximately US$0.13 million as compensation for not achieving the original minimum consumption amount, which equaled to the deposit withheld by this supplier upon entering into the original contract. The contract expired on June 12, 2016, based on the final agreed compensation plan between the two parties, the Company compensated the supplier approximately US$0.13 million for failing to meet the minimum consumption amount.

26.	Discontinued operation

As discussed in Note 2, in the fourth quarter of 2015, the Company exited its brand management and sales channel building business segment, operated by one of its VIEs, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, the Company disposed Quanzhou Zhi Lang to an unaffiliated third-party, the loss incurred from the disposal was also included in results of operations from discontinued operation during the period. Major classes of line items constituting pre-tax net loss and net loss of the discontinued operation for the years ended December 31, 2016 and 2015, respectively, are as follows:

	Year Ended December 31,
	2016	2015
	US$(’000)	US$(’000)

Revenues	-	272
Cost of revenues	-	149
Total operating expenses	50	359
Impairment on intangible assets	-	169
Impairment on goodwill	-	1,117
Net loss before income tax benefit	(50)	(1,522)
Income tax benefit	-	57
Loss from discontinued operation, net of income tax	(50)	(1,465)
Loss on disposal of discontinued operation, net of income tax	(9)	-
Net loss	(59)	(1,465)

For the years ended December 31, 2016 and 2015, depreciation and amortization expenses included in operating expenses of the discontinued operation was approximately US$nil and US$63,000, respectively. There were no significant capital expenditures, operating or investing noncash items incurred in the discontinued operation for the years ended December 31, 2016 or 2015.

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

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the year ended December 31, 2016

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	34,750	-	-	-	34,750
Cost of revenues	26,999	-	-	-	26,999
Total operating expenses	8,777	468	4,654 (1)	-	13,899
Impairment on long-term investments included in total operating expenses	-	-	159	-	159
Depreciation and amortization expense included in total operating expenses	1,470	2	100	-	1,572
Operating loss	(1,026)	(468)	(4,654)	-	(6,148)

Expenditure for long-term assets	2,003	-	114	-	2,117

Net loss from continuing operations	(1,154)	(468)	(4,663)	-	(6,285)

Total assets – December 31, 2016	29,520	348	11,882	(11,708)	30,042

(1)	Including approximately US$2,309,000 share-based compensation expenses.

For the year ended December 31, 2015

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	31,015	1,250	-	-	32,265
Cost of revenues	23,615	1,040	-	-	24,655
Total operating expenses	11,545	1,057	4,324 (1)	-	16,926
Gain on disposal of a VIE included in total operating expenses	-	-	(20)	-	(20)
Goodwill impairment and impairment on fixed assets and intangible assets included in total operating expenses	1,652	172	-	-	1,824
Impairment on long-term investments included in total operating expenses	-	-	874	-	874
Depreciation and amortization expense included in total operating expenses	1,539	121	45	-	1,705
Operating loss	(4,145)	(847)	(4,324)	-	(9,316)

Expenditure for long-term assets	3,308	-	156	-	3,464

Net loss from continuing operations	(2,769)	(849)	(4,100)	-	(7,718)

Total assets – December 31, 2015	33,727	3,148	17,362 (2)	(18,777)	35,460

(1) Including approximately US$2,256,000 share-based compensation expenses.

(2) Including approximately US$182,000 total assets held by brand management and sale channel building segment and US$1,882,000 assets classified as held for sale.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

28.	Loss per share

Basic and diluted loss per share for each of the periods presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2016	2015
	US$(’000)	US$(’000)

Net loss attributable to ChinaNet Online Holdings, Inc. from continuing operations (numerator for basic and diluted loss per share from continuing operations)	$(6,433)	$(7,627)

Net loss attributable to ChinaNet Online Holdings, Inc. from discontinued operation (numerator for basic and diluted loss per share from discontinued operation)	(59)	(1,465)

Weighted average number of common shares outstanding – Basic and diluted	11,357,907	10,706,521

Loss per share -Basic and diluted from continuing operations	$(0.57)	$(0.71)
Loss per share -Basic and diluted from discontinued operation	$(0.01)	$(0.14)

For the year ended December 31, 2016, the diluted loss per share calculation for continuing and discontinued operations did not include options to purchase up to 835,216 shares of the Company’s common stock, because they were out of the money, and did not include a weighted average number of 796,657 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the year from both continuing and discontinued operations.

For the year ended December 31, 2015, the diluted loss per share calculation for continuing and discontinued operations did not include a weighted average number of 1,063,744 shares of unvested restricted common stock and a weighted average number of exercisable in-the-money options to purchase up to 225,023 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the year from both continuing and discontinued operations.

** Weighted average number of shares outstanding and per share amounts, number of unvested restricted common stocks and common stock purchase options discussed in the above tables and paragraphs for all period presented have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

29.	Share-based compensation expenses

The Company granted 40,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2016 and 2015. These shares were valued at US$3.00 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the service was US$60,000 for the years ended December 31, 2016 and 2015, respectively.

The Company granted 140,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$3.93 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the years ended December 31, 2016 and 2015 was approximately US$276,000 and US$183,000, respectively.

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

On December 30, 2014, the Company issued 1,680,000 shares of the Company’s restricted common stock to its executive officers, of which 613,334 restricted shares were vested upon issuance, 533,333 restricted shares were vested on December 30, 2015 and the remaining 533,333 restricted shares were vested on December 30, 2016. The restricted stock was valued at US$2.93 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized was US$1,560,000 for the years ended December 31, 2016 and 2015, respectively.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 266,238 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at US$2.10 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares, total compensation expenses recognized for the years ended December 31, 2016 and 2015 was approximately US$177,000 and US$53,000, respectively.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees, in the aggregate, to purchase up to 477,240 shares of the Company’s restricted common stock at an exercise price of US$2.10 per share, of which 159,080 options were vested upon the date of grant, 159,080 options were vested on September 14, 2016 and the remaining 159,080 options will be vested on September 14, 2017. These options were valuated at US$1.03-US$1.39 per option. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of the unvested part of options, total compensation expenses recognized for these options for the years ended December 31, 2016 and 2015 was approximately US$201,000 and US$229,000, respectively.

The Company granted 120,000 shares of the Company’s restricted common stock to a technical service provider in exchange for its services to the Company for a 12-month period commencing on August 1, 2014. These shares were valued at US$1.68 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2015 was approximately US$117,000.

On October 9, 2015, the Company granted 24,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services provided to the Company. These shares were valued at US$2.25 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2015 was approximately US$54,000.

On April 1, 2016, the Company granted 16,000 shares of the Company’s restricted common stock in aggregate to two marketing service providers in exchange for their services to the Company for a 12-month period commencing on April 1, 2016. These shares were valued at US$1.73 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2016 was approximately US$21,000.

On November 14, 2016, the Company granted 12,000 shares of the Company’s restricted common stock to a financial advisory service provider as compensation for its services provided, which shares were subsequently issued in March 2017. These shares were valued at US$1.20 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2016 was approximately US$14,000.

The Company estimated the fair value of the options granted under its 2015 Omnibus Securities and Incentive Plan on September 14, 2015 using the Binomial option-pricing model based on the following assumptions:

Applicable stock price		$2.10
Exercise multiple	2	-	2.5
Tenor (years)		5.00
Risk-free interest rate		1.563%
Dividend yield		-
Expected volatility		98.63%
Exercise price of the option		$2.10
Value per option	$1.03	-	$1.39

CHINANET ONLINE HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Applicable stock price is based on the closing bid price of the Company’s common stock on the grant date, after adjustment for the restricted shares granted on the grant date. Exercise multiple is used as the estimated ratio of fair value of stock over the exercise price as at the time the option is exercised. Tenor is the contract life of the option. Yield-to-maturities in continuous compounding of the United States Government Bonds with the time-to-maturities same as the expected tenor of the options are adopted as the risk-free rate. Annualized historical stock price volatility of the Company from an appropriate index as at the respective grant date is deemed to be appropriate to serve as the expected volatility of the stock price of the Company and is assumed to be constant and prevailing. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. Exercise price of the option is the contractual exercise price of the option.

Options issued and outstanding at December 31, 2016 and their movements for the two years then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2014	357,976	6.48	$3.02	357,976	6.48	$3.02
Granted/Vested	477,240	5	$2.10	159,080	5	$2.10
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2015	835,216	5.04	$2.49	517,056	5.24	$2.73
Granted/Vested	-			159,080	3.70	$2.10
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2016	835,216	4.04	$2.49	676,136	4.11	$2.59

The aggregate unrecognized share-based compensation expenses as of December 31, 2016 and 2015 is approximately US$544,000 and US$2,741,000, respectively.

**The number of restricted common stocks, common stock purchase options and the related stock price discussed in the above paragraphs and tables for all period presented have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

30.	Subsequent event

In January 2017, the Company granted and issued 75,000 shares of the Company’s restricted common stock to its investor relations services provider in exchange for its services for the year ended December 31, 2017.

In February 2017, the Company granted and issued 20,000 shares of the Company’s restricted common stock to one of its independent directors as compensation for his services provided to the Company.

In March 2017, the Company issued 12,000 shares of the Company’s restricted common stock, which was granted on November 14, 2016, as discussed in Note 29.