Form 10-Q
period 2017-06-30
ChinaNet Online Holdings, Inc.
filed 2017-08-14
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2017, the registrant had 12,340,542 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2017	December 31, 2016
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,816	$3,035
Term deposit	3,129	3,056
Accounts receivable, net	5,091	3,322
Prepayment and deposit to suppliers	4,693	4,754
Due from related parties, net	229	213
Other current assets	183	95
Total current assets	15,141	14,475

Long-term investments	1,373	1,340
Property and equipment, net	382	471
Intangible assets, net	6,823	7,264
Goodwill	5,090	4,970
Deferred tax assets	1,444	1,522
Total Assets	$30,253	$30,042

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$738	$721
Accounts payable *	130	102
Advances from customers *	2,519	1,420
Accrued payroll and other accruals *	467	685
Due to new investors related to terminated security purchase agreements	905	884
Payable for purchasing of software technology *	421	411
Taxes payable *	3,019	2,910
Other payables *	675	487
Total current liabilities	8,874	7,620

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2017	December 31, 2016
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	129	126
Total Liabilities	9,003	7,746

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 12,265,542 shares and 12,158,542 shares at June 30, 2017 and December 31, 2016, respectively)	12	12
Additional paid-in capital	29,633	29,285
Statutory reserves	2,607	2,607
Accumulated deficit	(12,238)	(10,362)
Accumulated other comprehensive income	1,167	700
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	21,181	22,242

Noncontrolling interests	69	54
Total equity	21,250	22,296

Total Liabilities and Equity	$30,253	$30,042

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$17,662	$13,276	$10,417	$8,264
From related parties	102	220	83	172
Total revenues	17,764	13,496	10,500	8,436
Cost of revenues	14,792	9,395	8,800	5,939
Gross profit	2,972	4,101	1,700	2,497

Operating expenses
Sales and marketing expenses	1,659	1,943	825	1,063
General and administrative expenses	2,084	3,538	992	1,832
Research and development expenses	700	1,016	305	590
Total operating expenses	4,443	6,497	2,122	3,485

Loss from operations	(1,471)	(2,396)	(422)	(988)

Other income (expenses)
Interest income	37	53	18	26
Interest expense	(73)	-	(37)	-
Other expenses	(206)	(13)	(203)	(1)
Total other (expenses)/income	(242)	40	(222)	25

Loss before income tax expense, noncontrolling interests and discontinued operation	(1,713)	(2,356)	(644)	(963)
Income tax expense	(113)	(152)	(113)	(180)
Loss from continuing operations	(1,826)	(2,508)	(757)	(1,143)
Loss from and on disposal of discontinued operation, net of income tax	-	(60)	-	(14)
Net loss	(1,826)	(2,568)	(757)	(1,157)
Net income attributable to noncontrolling interests from continuing operations	(50)	(123)	(32)	(123)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(1,876)	$(2,691)	$(789)	$(1,280)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,826)	$(2,568)	$(757)	$(1,157)
Foreign currency translation gain/(loss)	432	(478)	326	(590)
Comprehensive loss	$(1,394)	$(3,046)	$(431)	$(1,747)
Comprehensive income attributable to noncontrolling interests	(15)	(94)	(34)	(111)
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(1,409)	$(3,140)	$(465)	$(1,858)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.16)	$(0.23)	$(0.07)	$(0.11)
Loss from discontinued operations per common share
Basic and diluted	$-	$(0.01)	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	11,990,950	11,350,971	11,999,304	11,358,971

** Weighted average number of shares outstanding and per share amounts for the six and three months ended June 30, 2016 have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,826)	$(2,568)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	707	760
Share-based compensation expenses	348	1,135
Loss on disposal of fixed assets	-	21
Reverse of allowances for doubtful accounts	(29)	-
Loss on deconsolidation of VIEs	-	9
Deferred taxes	113	152
Changes in operating assets and liabilities
Accounts receivable	(1,666)	(771)
Other receivables	(19)	1,325
Prepayment and deposit to suppliers	173	612
Due from related parties	(10)	(25)
Other current assets	(37)	1
Accounts payable	24	(154)
Advances from customers	1,050	(388)
Accrued payroll and other accruals	(225)	(89)
Other payables	86	296
Taxes payable	38	86
Commitment and contingencies	-	(129)
Net cash (used in)/provided by operating activities	(1,273)	273

Cash flows from investing activities
Payment for office equipment and leasehold improvement	(2)	(148)
Long-term investment in and advance to cost/equity method investees	-	(754)
Payment for purchasing of software technology	-	(1,991)
Proceeds from disposal of VIEs	-	28
Cash effect on deconsolidation of VIEs	-	(18)
Net cash used in investing activities	(2)	(2,883)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities

Net cash provided by/(used in) financing activities	-	-

Changes in cash and cash equivalents included in assets classified as held for sale	-	55

Effect of exchange rate fluctuation on cash and cash equivalents	56	(72)

Net decrease in cash and cash equivalents	(1,219)	(2,627)

Cash and cash equivalents at beginning of the period	3,035	5,503
Cash and cash equivalents at end of the period	$1,816	$2,876

Supplemental disclosure of cash flow information

Income tax paid	$-	$2
Interest expense paid	$19	$-

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

As of June 30, 2017, the Company operated its business primarily in China through its PRC subsidiaries and operating entities, or Variable Interest Entities (“VIEs”) as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the Securities and Exchange Commission (the “2016 Form 10-K”).

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,740	$2,915
Term deposit	3,129	3,056
Accounts receivable, net	5,084	3,315
Prepayment and deposit to suppliers	4,607	4,710
Due from related parties, net	212	197
Other current assets	121	71
Total current assets	14,893	14,264

Long-term investments	44	43
Property and equipment, net	227	286
Intangible assets, net	5,087	5,468
Goodwill	5,090	4,970
Deferred tax assets	1,156	1,241
Total Assets	$26,497	$26,272

Liabilities
Current liabilities:
Short-term bank loan	$738	$721
Accounts payable	125	83
Advances from customers	2,519	1,388
Accrued payroll and other accruals	183	256
Due to Control Group	10	10
Payable for purchasing of software technology	421	411
Taxes payable	2,578	2,480
Other payables	206	162
Total current liabilities	6,780	5,511

Total Liabilities	$6,780	$5,511

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016
	US$(’000)	US$(’000)

Revenues	$17,733	$13,387
Cost of revenues	(14,792)	(9,314)
Total operating expenses	(3,159)	(4,094)
Loss from discontinued operations	-	(60)
Net loss before allocation to noncontrolling interests	(516)	(260)

	Three Months Ended June 30,
	2017	2016
	US$(’000)	US$(’000)

Revenues	$10,469	$8,348
Cost of revenues	(8,800)	(5,859)
Total operating expenses	(1,526)	(2,211)
Loss from discontinued operations	-	(14)
Net (loss)/income before allocation to noncontrolling interests	(163)	75

3.	Summary of significant accounting policies

a)	Basis of presentation

The condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated interim financial information as of June 30, 2017 and for the six and three months ended June 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the 2016 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2017, its consolidated results of operations for the six and three months ended June 30, 2017 and 2016, and its consolidated cash flows for the six months ended June 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2017	December 31, 2016

Balance sheet items, except for equity accounts	6.7744	6.9370

	Six Months Ended June 30,
	2017	2016

Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8697	6.5303

	Three Months Ended June 30,
	2017	2016
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8536	6.5317

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the six months ended June 30, 2017 and 2016, advertising expenses for the Company’s own brand building were approximately US$1,103,000 and US$960,000, respectively. For the three months ended June 30, 2017 and 2016, advertising expenses for the Company’s own brand building were approximately US$593,000 and US$537,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2017 and 2016 were approximately US$700,000 and US$1,016,000, respectively. Expenses for research and development for the three months ended June 30, 2017 and 2016 were approximately US$305,000 and US$590,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Term deposit

Term deposit as of June 30, 2017 and December 31, 2016 represented the amount of cash placed as a term deposit by one of the Company’s operating VIEs in a major financial institution in China, which management believes is of high credit quality. The term deposit matured on July 7, 2017. The interest rate of the term deposit was 2.25% per annum.

5.	Accounts receivable, net

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	7,868	6,034
Allowance for doubtful accounts	(2,777)	(2,712)
Accounts receivable, net	5,091	3,322

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2017 and December 31, 2016, the Company provided approximately US$2,777,000 and US$2,712,000 allowance for doubtful accounts, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment. The Company evaluates its accounts receivables with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions.

6.	Prepayments and deposit to suppliers

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet resources providers	952	1,074
Prepayments to internet resources providers	2,878	2,874
Deposits to other services providers	738	721
Other deposits and prepayments	125	85
	4,693	4,754

The Company purchases internet resources from large internet search engines and technical services from suppliers to attract more internet traffic to its advertising portals and provide value-added services to its clients.

Deposits to internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers. As of June 30, 2017 and December 31, 2016, deposit to internet resources providers primarily consisted of the contractual deposits paid for purchasing internet resources from two of the Company’s largest internet resources suppliers.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of revenues when the related services are provided. As of June 30, 2017 and December 31, 2016, prepayments to internet resources providers primarily consisted of advance payments paid for purchasing internet resources from two of the Company’s largest internet resources suppliers.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2017 and December 31, 2016, deposits to other service provider represented the deposit for an advisory contract related to finding new investors for the Company, which will expire on December 31, 2017.

7.	Due from related parties, net

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	33	31
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	153	150
ChinaNet Chuang Tou (Shenzhen) Co., Ltd.	13	-
GuohuaShiji (Beijing) Communication Co., Ltd.	178	175
Beijing Saturday Education Technology Co., Ltd.	-	1
	377	357
Allowance for doubtful debts	(148)	(144)
Due from related parties, net	229	213

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies. As of June 30, 2017 and December 31, 2016, due from related parties primarily included short-term working capital loans of RMB1.0 million (approximately US$0.15 million) and RMB1.2 million (approximately US$0.18 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are lent to supplement the short-term operational needs of these related parties to assist certain of their business developing projects. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year. Based on the assessment of the collectability, the Company provided approximately US$148,000 and US$144,000 allowance for doubtful accounts against its amounts due from related parties as of June 30, 2017 and December 31, 2016, respectively, which was related to the working capital loan lent to Chuangshi Meiwei.

8.	Long-term investments

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)

Equity method investments:
Investment in equity method investees	726	709
Advance to equity method investees	77	75
Impairment on equity method investments	(803)	(784)
Total equity method investments	-	-

Cost method investments:
Investment in cost method investees	1,528	1,492
Impairment on cost method investments	(155)	(152)
Total cost method investments	1,373	1,340

Total long-term investments	1,373	1,340

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Equity method investments

As of June 30, 2017, the Company beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these companies under equity method of accounting. Based on the facts of the significant decline in level of business activities from 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant and the possibility of the business recovery is remote. As a result, the Company reduced the carrying value of these investments to zero as of the end of 2015.

Cost method investments

As of June 30, 2017, the Company beneficially owned a 19% equity interest in ChinaNet Chuang Tou and Guohua Shiji, respectively, a 10% equity interest in Chuangshi Meiwei and Beijing Saturday, respectively, and a 15% equity interest in ChinaNet Korea. The Company accounts for its investments in these companies under cost method of accounting. As the business plan of ChinaNet Korea and Chuangshi Meiwei were not implemented smoothly and based on the facts of the significant decline in level of business activities, insufficient amount of working capital and the lack of commitment from majority shareholders, the possibility of the business recovery of these two companies is remote. As a result, the Company reduced the carrying value of these investments to zero as of the end of 2016. The following table summarizes the movement of the investments in cost method investees for the six months ended June 30, 2017:

	Beijing Saturday	Guohua Shiji	ChinaNet Chuang Tou	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2016	16	27	1,297	1,340
Exchange translation adjustment	1	1	31	33
Balance as of June 30, 2017 (Unaudited)	17	28	1,328	1,373

9.	Property and equipment, net

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	325	317
Vehicles	781	763
Office equipment	1,405	1,371
Electronic devices	1,122	1,096
Property and equipment, cost	3,633	3,547
Less: accumulated depreciation	(3,093)	(2,922)
Less: impairment loss on abandoned fixed assets	(158)	(154)
Property and equipment, net	382	471

Depreciation expenses in the aggregate for the six months ended June 30, 2017 and 2016 were approximately US$100,000 and US$137,000, respectively. Depreciation expenses in the aggregate for the three months ended June 30, 2017 and 2016 were approximately US$49,000 and US$64,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Intangible assets, net

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,426	1,393
Intangible assets subject to amortization:
Customer relationship	1,966	1,920
Non-compete agreements	1,082	1,057
Software technologies	303	295
Cloud compute software technology	1,370	1,338
Intelligent marketing data service platform	4,766	4,655
Internet safety, information exchange security and data encryption software	1,919	1,874
Cloud video management system	1,402	1,369
Other computer software	116	113
Intangible assets, cost	14,350	14,014
Less: accumulated amortization	(5,607)	(4,875)
Less: accumulated impairment losses	(1,920)	(1,875)
Intangible assets, net	6,823	7,264

Amortization expenses in aggregate for the six months ended June 30, 2017 and 2016 were approximately US$607,000 and US$623,000, respectively. Amortization expenses in aggregate for the three months ended June 30, 2017 and 2016 were approximately US$304,000 and US$312,000, respectively.

Based on the current carrying value of the finite-lived intangible assets recorded, which weighted average remaining useful life was 6.08 years as of June 30, 2017, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$606,000 for the six months ending December 31, 2017, approximately US$1,207,000 each year for the years ending December 31, 2018 through 2020, and approximately US$1,137,000 for the year ending December 31, 2021.

11.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2016	4,970
Exchange translation adjustment	120
Balance as of June 30, 2017 (unaudited)	5,090

12.	Short-term bank loan

Short-term bank loan as of June 30, 2017 and December 31, 2016 represented short-term bank loans of RMB5.0 million (approximately US$0.7 million), in the aggregate, borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs, of which RMB3.0 million (approximately US$0.4 million) matured and was repaid on July 18, 2017, the remaining RMB 2.0 million (approximately US$0.3 million) will mature on October 30, 2017. The interest rate of these short-term bank loan is 5.22% per annum, which is 20% over the benchmark rate of the People’s Bank of China (the “PBOC”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Accrued payroll and other accruals

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	243	319
Accrued operating expenses	224	366
	467	685

14.	Due to new investors related to terminated security purchase agreements

In May 2015, the Company entered into securities purchase agreements with Beijing Jinrun Fangzhou Science & Technology Co, Ltd. (“Jinrun Fangzhou”) and Dongsys Innovation (Beijing) Technology Development Co., Ltd. (“Dongsys Innovation”), public companies listed on the National Equities Exchange and Quotations of the PRC (the “NEEQ”), respectively, pursuant to which these companies agreed to purchase a certain number of shares of common stock of the Company. The Company had received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$790,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$115,000 from Dongsys Innovation, respectively.

Due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the Ministry of Commerce of the PRC (the “MOFCOM”), the Company and its investors experienced difficulties in obtaining approval for the transactions from the MOFCOM. As a result, on May 12, 2016, the Company terminated the security purchase agreements with the two investors, respectively. The Company did not make any repayment to these investors afterwards during 2016 and the first half year of 2017. As agreed by the parties, beginning on January 1, 2017, the Company will bear a 12% annualized interest rate for the unpaid amounts and the amounts shall be refunded to the investors no later than December 31, 2017. The Company expects to settle the balances with the two investors within 2017. Interest expense for the unpaid amounts accrued for the six and three months ended June 30, 2017 was approximately US$0.05 million and US$0.02 million, which has been recorded in other payables account.

15.	Payable for purchasing of software technology

Payable for purchasing of software technology as of June 30, 2017 and December 31, 2016 represented the remaining outstanding payment balance of approximately RMB2.85 million (approximately US$0.4 million) for purchasing of software technology, which transaction consummated in the fourth fiscal quarter of 2016. The Company expects to settle the balance with the counter party within 2017.

16.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the six and three months ended June 30, 2017, or any prior periods. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the six and three months ended June 30, 2017 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	In November 2015, Business Opportunity Online was re-approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the favorable statutory tax rate of 15% until November 2018. Therefore, for the six and three months ended June 30, 2017 and 2016, the applicable income tax rate of Business Opportunity Online was 15%.

●	The applicable income tax rate for other PRC subsidiaries and operating entities of the Company was 25% for the six and three months ended June 30, 2017 and 2016.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the six and three months ended June 30, 2017 and 2016, the preferential income tax treatment enjoyed by the Company’s PRC VIE, Business Opportunity Online was based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where Business Opportunity Online operates in. The preferential income tax treatment is subject to change in accordance with the PRC government economic development policies and regulations. The preferential income tax treatment is primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of the preferential income tax treatment is subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the six and three months ended June 30, 2017 and 2016, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of June 30, 2017 and December 31, 2016, taxes payable consists of:

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,187	1,147
Enterprise income tax payable	1,832	1,763
Total taxes payable	3,019	2,910

For the six and three months ended June 30, 2017 and 2016, the Company’s income tax expense consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	-	-	-	-
Deferred-PRC	(113)	(152)	(113)	(180)
Income tax expenses	(113)	(152)	(113)	(180)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	9,944	9,345
Bad debts provision	946	931
Valuation allowance	(9,446)	(8,754)
Total deferred tax assets	1,444	1,522

The net operating losses carried forward incurred by the Company (excluding its PRC operating subsidiaries and VIEs) were approximately US$17,905,000 and US$17,544,000 at June 30, 2017 and December 31, 2016, respectively, which loss is applicable to the Company’s U.S. income tax return and carry forwards gradually expire over time, the last of which expires in 2037. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

The net operating losses carried forward (excluding bad debts provision and non-deductible expenses) incurred by the Company’s PRC subsidiaries and VIEs were approximately US$19,314,000 and US$17,939,000 at June 30, 2017 and December 31, 2016, respectively, which loss is applicable to the Company’s PRC income tax return and carry forwards gradually expire over time, the last of which expires in 2022. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$503,000 and US$297,000 net valuation allowance for the six months ended June 30, 2017 and 2016, respectively, and approximately US$270,000 and US$137,000 net valuation allowance for the three months ended June 30, 2017 and 2016, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate. The Company also utilized approximately US$111,000 and US$193,000 previously recognized deferred tax assets for the six months ended June 30, 2017 and 2016, respectively, and approximately US$99,000 and US$158,000 previously recognized deferred tax assets for the three months ended June 30, 2017 and 2016, respectively, due to earnings generated during the respective periods.

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2017 and December 31, 2016, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIEs that are included in the Company’s consolidated net assets, was approximately US$7.9 million and US$7.8 million, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2017 and December 31, 2016, there was approximately US$16.4 million and US$17.6 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.6 million and US$2.5 million of statutory reserve funds as of June 30, 2017 and December 31, 2016, respectively, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$7.9 million and US$7.8 million of restricted net assets as of June 30, 2017 and December 31, 2016, as discussed above.

19.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$226,000 and US$298,000 for the six months ended June 30, 2017 and 2016, respectively. The total amounts for such employee benefits were approximately US$97,000 and US$144,000 for the three months ended June 30, 2017 and 2016, respectively.

20.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, term deposit and accounts receivable. As of June 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents and term deposit were held by major financial institutions located in Mainland China, which management believes are of high credit quality. For accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivables is significantly reduced.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

For the six months ended June 30, 2017, one customer individually accounted for 21% of the Company’s revenues. For the three months ended June 30, 2017, the same one customer individually accounted for 21% of the Company’s revenues. Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s revenues for the six or three months ended June 30, 2017.

There was no single customer who accounted for more than 10% of the Company’s revenues for the six or three months ended June 30, 2016.

As of June 30, 2017, three customers individually accounted for 28%, 17% and 11% of the Company’s accounts receivables, respectively. As of December 31, 2016, two customers individually accounted for 22% and 14% of the Company’s accounts receivable, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2017 or December 31, 2016.

Concentration of suppliers

For the six months ended June 30, 2017, two suppliers individually accounted for 75% and 16% of the Company’s cost of revenues, respectively. For the three months ended June 30, 2017, the same two suppliers individually accounted for 81% and 11% of the Company’s cost of revenues, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the six or three months ended June 30, 2017.

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

The following table sets forth the Company’s operating lease commitment as of June 30, 2017:

Office Rental
US$(’000)
(Unaudited)
Six months ending December 31,
-2017	218
Year ending December 31,
-2018	436
-2019	109
Total	$763

For the six months ended June 30, 2017 and 2016, rental expenses under operating leases were approximately US$191,000 and US$310,000, respectively. For the three months ended June 30, 2017 and 2016, rental expenses under operating leases were approximately US$93,000 and US$140,000, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2017 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	17,764	-	-	-	17,764
Cost of revenues	14,792		-	-	14,792
Total operating expenses	3,182	56	1,205 (1)	-	4,443
Depreciation and amortization expense included in total operating expenses	658	1	48	-	707
Operating loss	(210)	(56)	(1,205)	-	(1,471)

Expenditure for long-term assets	-	-	2	-	2

Net loss from continuing operations	(563)	(56)	(1,207)	-	(1,826)

Total assets – June 30, 2017	29,781	300	11,383	(11,211)	30,253
Total assets – December 31, 2016	29,520	348	11,882	(11,708)	30,042

(1)	Including approximately US$348,000 share-based compensation expenses.

Three Months Ended June 30, 2017 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	10,500	-	-	-	10,500
Cost of revenues	8,800	-	-	-	8,800
Total operating expenses	1,621	28	473 (1)	-	2,122
Depreciation and amortization expense included in total operating expenses	329	1	23	-	353
Operating income/(loss)	79	(28)	(473)	-	(422)

Expenditure for long-term assets	-	-	2	-	2

Net loss from continuing operations	(254)	(28)	(475)	-	(757)

(1)	Including approximately US$137,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2016 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	13,496	-	-	-	13,496
Cost of revenues	9,395		-	-	9,395
Total operating expenses	4,207	76	2,214 (1)	-	6,497
Depreciation and amortization expense included in total operating expenses	712	1	47	-	760
Operating loss	(106)	(76)	(2,214)	-	(2,396)

Expenditure for long-term assets	2,036	-	103	-	2,139
Net loss from continuing operations	(284)	(76)	(2,148)	-	(2,508)

(1)	Including approximately US$1,135,000 share-based compensation expenses.

Three Months Ended June 30, 2016 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	8,436	-	-	-	8,436
Cost of revenues	5,939	-	-	-	5,939
Total operating expenses	2,302	28	1,155 (1)	-	3,485
Depreciation and amortization expense included in total operating expenses	354	1	21	-	376
Operating income/(loss)	195	(28)	(1,155)	-	(988)

Expenditure for long-term assets	627	-	1	-	628

Net income/(loss) from continuing operations	8	(28)	(1,123)	-	(1,143)

(1)	Including approximately US$571,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. from continuing operations (numerator for basic and diluted loss per share from continuing operations)	$(1,876)	$(2,631)	$(789)	$(1,266)

Net loss attributable to ChinaNet Online Holdings, Inc. from discontinued operation (numerator for basic and diluted loss per share from discontinued operation)	$-	$(60)	$-	$(14)

Weighted average number of common shares outstanding – Basic and diluted	11,990,950	11,350,971	11,999,304	11,358,971

Loss per share-Basic and diluted from continuing operations	$(0.16)	$(0.23)	$(0.07)	$(0.11)
Loss per share-Basic and diluted from discontinued operations	$-	$(0.01)	$-	$-

For the six and three months ended June 30, 2017, the diluted loss per share calculation for continuing operations did not include options to purchase up to 835,216 shares of the Company’s common stock, because they were out of the money, and did not include 266,238 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the period from continuing operations.

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

** Weighted average number of shares outstanding and per share amounts, number of unvested restricted common stocks and common stock purchase options discussed in the above tables and paragraphs for the six and three months ended June 30, 2016 have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24.	Share-based compensation expenses

The Company granted 75,000 and 20,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the year ended December 31, 2017 and 2016, respectively. These shares were valued at US$1.02 and US$3.00 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed, respectively. Total compensation expense recognized for the service was US$38,250 and US$30,000 for the six months ended June 30, 2017 and 2016, respectively. Total compensation expense recognized for the service was US$19,125 and US$15,000 for the three months ended June 30, 2017 and 2016, respectively.

In February 2017, the Company granted 20,000 shares of the Company’s restricted common stock to one of its independent directors in exchange for his services provided to the Company. These shares were valued at US$1.12 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the six and three months ended June 30, 2017 was US$22,400 and US$nil, respectively.

On April 1, 2016, the Company granted 16,000 shares of the Company’s restricted common stock in aggregate to two marketing service providers in exchange for their services to the Company for a 12-month period commencing on April 1, 2016. These shares were valued at US$1.73 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the six and three months ended June 30, 2017 and 2016 was approximately US$6,900, respectively.

The Company granted 140,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$3.93 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the six months ended June 30, 2017 and 2016 was approximately US$91,580 and US$137,380, respectively. Total compensation expense recognized for the three months ended June 30, 2017 and 2016 was approximately US$22,900 and US$68,690, respectively.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 266,238 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at US$2.10 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares. Total compensation expenses recognized for the six months ended June 30, 2017 and 2016 was approximately US$87,720 and US$88,200 respectively. Total compensation expenses recognized for the three months ended June 30, 2017 and 2016 was approximately US$44,100, respectively.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees, in the aggregate, to purchase up to 477,240 shares of the Company’s restricted common stock at an exercise price of US$2.10 per share, of which 159,080 options vested upon the date of grant, 159,080 options vested on September 14, 2016 and the remaining 159,080 options will be vested on September 14, 2017. These options were valuated at US$1.03-US$1.39 per option. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of the unvested part of options. Total compensation expenses recognized for these options for the six months ended June 30, 2017 and 2016 was approximately US$101,940 and US$92,490, respectively. Total compensation expenses recognized for these options for the three months ended June 30, 2017 and 2016 was approximately US$51,250 and US$46,250, respectively.

On December 30, 2014, the Company issued 1,680,000 shares of the Company’s restricted common stock to its executive officers, of which 613,334 restricted shares vested upon issuance, 533,333 restricted shares vested on December 30, 2015 and the remaining 533,333 restricted shares vested on December 30, 2016. The restricted stock was valued at $2.93 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized for the six and three months ended June 30, 2016 was US$780,000 and US$390,000, respectively.

**The number of restricted common stocks, common stock purchase options and the related stock price discussed in the above paragraphs, which related transactions occurred before August 19, 2016, have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options issued and outstanding at June 30, 2017 and their movements during the six months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2016	835,216	4.04	$2.49	676,136	4.11	$2.59
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2017 (unaudited)	835,216	3.54	$2.49	676,136	3.62	$2.59

The aggregate unrecognized share-based compensation expenses as of June 30, 2017 and 2016 is approximately US$294,000 and US$1,693,000, respectively.

25.	Subsequent event

In July 2017, the Company granted and issued 75,000 shares of the Company’s restricted common stock in the aggregate to two of its consulting services providers in exchange for their services for a 12-month period commencing on July 1, 2017.

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

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our integrated service platform, primarily including omni-channel precision advertising and marketing system platform, CloudX, and its data analysis management system. Our omni-channel precision advertising and marketing system platform consists primarily of all major digital advertising and marketing portals, include internet and mobile, and our other non-digital advertising units, such as TV and paper ads. We provide and monitor varieties of advertising and marketing campaigns through CloudX and generates effective sales leads through the combination effects of the Internet, mobile, content and others, including TV and offline medias. We also provide search engine marketing and data services through CloudX to maximize market exposure and effectiveness for our clients. Our data analysis management system is an information and data analysis portal for SMEs or entrepreneurs who plans to start their own business, helping them for a higher survival and faster deal closing rate. It is built based on the cores of CloudX to further expand our service and data-link to assist our clients in developing their sales both online and offline, which establishes a traceable and looped online to offline (O2O) ecosystem for our clients in their ground sales expansion throughout the cities in the PRC. During the past few years, we have been cooperating with third parties to develop our SMEs intelligent operation and marketing data service platform and applications, which consists of several online cloud technology based tools on digital advertising and marketing, sales lead management, elite store management, client membership management and other administrative operational management tools. These are specifically designed for small business in China to match their simplicity. We are intending to utilize these applications to create a social community-based consumption ecosystem, sustained by our in-process developing Big Data and artificial intelligent technologies, and analyzing data from operation, prediction and prescription which lead the SMEs improving their marketing efficiency with better return on investment (ROI) and sales effectiveness with their target customers.

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

A.       RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2017 AND 2016

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$17,662	$13,276	$10,417	$8,264
From related parties	102	220	83	172
Total revenues	17,764	13,496	10,500	8,436
Cost of revenues	14,792	9,395	8,800	5,939
Gross profit	2,972	4,101	1,700	2,497

Operating expenses
Sales and marketing expenses	1,659	1,943	825	1,063
General and administrative expenses	2,084	3,538	992	1,832
Research and development expenses	700	1,016	305	590
Total operating expenses	4,443	6,497	2,122	3,485

Loss from operations	(1,471)	(2,396)	(422)	(988)

Other income (expenses)
Interest income	37	53	18	26
Interest expense	(73)	-	(37)	-
Other expenses	(206)	(13)	(203)	(1)
Total other (expenses)/income	(242)	40	(222)	25

Loss before income tax expense, noncontrolling interests and discontinued operation	(1,713)	(2,356)	(644)	(963)
Income tax expense	(113)	(152)	(113)	(180)
Loss from continuing operations	(1,826)	(2,508)	(757)	(1,143)
Loss from and on disposal of discontinued operation, net of income tax	-	(60)	-	(14)
Net loss	(1,826)	(2,568)	(757)	(1,157)
Net income attributable to noncontrolling interests from continuing operations	(50)	(123)	(32)	(123)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(1,876)	$(2,691)	$(789)	$(1,280)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.16)	$(0.23)	$(0.07)	$(0.11)

Loss from discontinued operation per common share
Basic and diluted	$-	$(0.01)	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	11,990,950	11,350,971	11,999,304	11,358,971

** Weighted average number of shares outstanding and per share amounts for the six and three months ended June 30, 2016 have been retroactively restated to reflect the Company’s 1 for 2.5 reverse stock split, which was effective on August 19, 2016.

Revenues

The following tables set forth a breakdown of our total revenues, divided into three segments for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2017		2016
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$4,746	26.7%	$9,289	68.8%
-Search engine marketing and data service	12,987	73.1%	4,186	31.0%
-Technical services	31	0.2%	21	0.2%
Internet advertising and related data service	$17,764	100%	$13,496	100%

	Three Months Ended June 30,
	2017		2016
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$2,454	23.4%	$5,662	67.1%
-Search engine marketing and data service	8,015	76.3%	2,774	32.9%
-Technical services	31	0.3%	-	-
Internet advertising and related data service	$10,500	100%	$8,436	100%

Total Revenues: Our total revenues increased to US$17.8 million and US$10.5 million for the six and three months ended June 30, 2017, respectively, from US$13.5 million and US$8.4 million for the same periods last year, respectively, which was primarily due to the increase in revenues from search engine marketing and data service during the periods.

We derive the majority of our internet advertising and related data service revenues from the sales of effective sales leads and advertising space from our internet portals, sales of omni-channel and search engine marketing and data service and other related value added services, including content management services, to unrelated third parties and to certain related parties. Our internet advertising and related data services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the six and three months ended June 30, 2017 and 2016, our service revenues from related parties in the aggregate was less than 2% of the total revenues for each respective reporting period.

The tables below summarize the revenues, cost of revenues, gross profit and net (loss)/income generated from each of our subsidiaries and VIEs for the six and three months ended June 30, 2017 and 2016, respectively, with inter-company transactions eliminated:

For the six months ended June 30, 2017:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	31	-	31
Business Opportunity Online and subsidiaries	17,631	102	17,733
Total revenues	17,662	102	17,764

For the three months ended June 30, 2017:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	31	-	31
Business Opportunity Online and subsidiaries	10,386	83	10,469
Total revenues	10,417	83	10,500

For the six months ended June 30, 2017:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	-	31
Business Opportunity Online and subsidiaries	14,792	2,941
Total	14,792	2,972

For the three months ended June 30, 2017:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	-	31
Business Opportunity Online and subsidiaries	8,800	1,669
Total	8,800	1,700

For the six months ended June 30, 2017:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(949)
Business Opportunity Online and subsidiaries	(470)
Beijing CNET Online and subsidiaries	(46)
ChinaNet Online Holdings, Inc.	(361)
Total net loss from continuing operations before allocation to the noncontrolling interest	(1,826)
Loss from discontinued operations	-
Total net loss before allocation to the noncontrolling interest	(1,826)

For the three months ended June 30, 2017:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(448)
Business Opportunity Online and subsidiaries	(144)
Beijing CNET Online and subsidiaries	(18)
ChinaNet Online Holdings, Inc.	(147)
Total net loss from continuing operations before allocation to the noncontrolling interest	(757)
Loss from discontinued operations	-
Total net loss before allocation to the noncontrolling interest	(757)

For the six months ended June 30, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	109	-	109
Business Opportunity Online and subsidiaries	13,167	220	13,387
Total revenues	13,276	220	13,496

For the three months ended June 30, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiaries	88	-	88
Business Opportunity Online and subsidiaries	8,176	172	8,348
Total revenues	8,264	172	8,436

For the six months ended June 30, 2016:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	81	28
Business Opportunity Online and subsidiaries	9,314	4,073
Total	9,395	4,101

For the three months ended June 30, 2016:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiaries	80	8
Business Opportunity Online and subsidiaries	5,859	2,489
Total	5,939	2,497

For the six months ended June 30, 2016:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(1,151)
Business Opportunity Online and subsidiaries	(133)
Beijing CNET Online and subsidiaries	(66)
ChinaNet Online Holdings, Inc.	(1,158)
Total net loss from continuing operations before allocation to the noncontrolling interest	(2,508)
Loss from discontinued operations	(60)
Total net loss before allocation to the noncontrolling interest	(2,568)

For the three months ended June 30, 2016:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE and subsidiaries	(660)
Business Opportunity Online and subsidiaries	113
Beijing CNET Online and subsidiaries	(23)
ChinaNet Online Holdings, Inc.	(573)
Total net loss from continuing operations before allocation to the noncontrolling interest	(1,143)
Loss from discontinued operations	(14)
Total net loss before allocation to the noncontrolling interest	(1,157)

Management considers revenues generated from internet advertising and data service, search engine marketing and data service and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●	Internet advertising and data service revenues for the six and three months ended June 30, 2017 decreased to approximately US$4.75 million and US$2.45 million, respectively, compared with US$9.29 million and US$5.66 million for the same periods in 2016, respectively. The decrease in our internet advertising and data service revenues during the period responded our strategy to further upgrading our internet advertising, omni-channel marketing and data services to our larger SME clients and eliminating smaller and non-profitable clients, and due to the overall economy slowdown in China, which resulted in lower consumer and business spending, our clients continued tightening their advertising and marketing investment budget on omni-channel advertising and marketing, and focused more on singular ad. cheaper advertising channel, e.g. search engine marketing and data service. The decrease in our internet advertising and data service revenues is considered temporary during our business transition and technology development. During the past few years, we have optimized our internet marketing analytics and cost control system to provide more accurate result and more spontaneous feedback to our clients, which is especially helpful to our larger clients, we also optimized our online promotion tactics to improve cost efficiency, which lead to the foundation of the framework of CloudX. The process of developing self-learning mechanism for our internet marketing tactics have helped the Company and our clients achieved more accurate advertising and marketing results with more acceptable and lower costs, and have led to increasing sales lead conversion rate. The technical improvement and potential advertising and marketing technology breakthrough will further help increasing our market penetration in the SME segment and potentially expand our customer segments, thereby continuing to increase our recurring revenues in future periods.

●	Revenue generated from search engine marketing and data services for the six and three months ended June 30, 2017 increased to approximately US$12.99 million and US$8.02 million, respectively, compared with US$4.19 million and US$2.77 million for the same periods in 2016, respectively. This enhanced third-party search engine marketing and data service is to help our clients select and prioritize effective key words from analyzed keywords database for different search engines, combinations of key-words or combinations of sentences to achieve higher sales lead conversion rate with CloudX on both mobile and PC searches. As discussed in the above paragraph, due to the overall economy slowdown in China, our clients also tightened their advertising and marketing investment budget and turn to choose more economic and singular marketing channel with more direct feedback and results, e.g. search engine marketing and data service etc. Therefore, there was a significant increase in search engine market and data service during the six and three months ended June 30, 2017, compared with the same periods last year.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, marketing and data services and technical services. The following table sets forth our cost of revenues, divided into three segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Six Months Ended June 30,
	2017			2016
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$4,746	$2,573	46%	$9,289	$5,329	43%
-Search engine marketing and data service	12,987	12,219	6%	4,186	4,064	3%
-Technical services	31	-	100%	21	2	90%
Internet advertising and related data services	$17,764	$14,792	17%	$13,496	$9,395	30%

	Three Months Ended June 30,
	2017			2016
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$2,454	$1,395	43%	$5,662	$3,244	43%
-Search engine marketing and data service	8,015	7,405	8%	2,774	2,694	3%
-Technical services	31	-	100%	-	1	-
Internet advertising and related data services	$10,500	$8,800	16%	$8,436	$5,939	30%

Cost of revenues: Our total cost of revenues increased to US$14.79 million and US$8.8 million for the six and three months ended June 30, 2017, respectively, from US$9.40 million and US$5.94 million for the same periods in 2016, respectively, which was primarily due to the increase in costs associated with search engine marketing and data service and was in line with the increase in the related revenues as discussed above. Our cost of revenues related to our advertising, marketing and data services primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search and other direct cost associated with providing services.

●	For internet advertising and data service, cost associated with obtaining internet resources was the largest component of our cost of revenues, accounting for over 80% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines, internet portals and mobile portals in China, for example, Baidu, Qihu 360, Sohu (Sogou), WeChat, Toutiao and others. The purchase of these internet resources in large amounts allowed us to negotiate discounts with our suppliers. For the six and three months ended June 30, 2017, our total cost of revenues for internet advertising and data service was US$2.57 million and US$1.40 million, respectively, compared with US$5.33 million and US$3.24 million for the same periods last year, respectively. The decrease in our total cost of revenues associated with internet advertising and data service was in line with the decrease in internet advertising and data service revenues as discussed in the above section. During the past few years, we continued developing our precision advertising and marketing system, CloudX, which optimized our digital marketing tactics by conglomerating different marketing channel for a single large customer and relatively increasing our classified segment and industry level marketing scheme with improved cost efficiency. These helped us and our clients achieve better lead results and effects with more acceptable and lower costs, and better ROI. Despite of temporarily decreasing in revenue, the gross margin rate for our internet advertising and data service remained at the level of 46% and 43% for the six and three months ended June 30, 2017, respectively, compared with 43% for the six and three months ended June 30, 2016.

●	Costs for search engine marketing and data service was direct internet resource costs consumed for search engine marketing and data service provided to clients as described above. We normally charge our clients a service fee for this service on the certain percentage of the related direct cost consumed. Due to further implementation of the CloudX system in this service, which optimized our internet advertising and marketing tactics and improved the cost efficiency in providing search engine marketing and data service, i.e. less cost consumed for the similar results or ROI achieved. As a result, we successfully increased our gross margin rate for this service to 6% and 8% for the six and three months ended June 30, 2017, respectively, compared with 3% for the same periods last year.

Gross Profit

As a result of the foregoing, our gross profit was US$2.97 million and US$1.70 million, respectively, for the six and three months ended June 30, 2017, compared with US$4.10 million and US$2.50 million, respectively, for the six and three months ended June 30, 2016. Our overall gross margin decreased to 17% and 16% for the six and three months ended June 30, 2017, respectively, compared with 30% for the six and three months ended June 30, 2016. The decrease in our overall gross margin rate was a direct result of the increase in revenues from the relative lower margin search engine marketing and data service for the six and three months ended June 30, 2017, compared with that in the same periods last year, which constituted approximately 73.1% and 76.3% of our total revenues for the six and three months ended June 30, 2017, respectively, compared with 31.0% and 32.9% of the total revenues in the same periods last year, respectively.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2017		2016
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$17,764	100%	$13,496	100%
Gross Profit	2,972	17%	4,101	30%
Sales and marketing expenses	1,659	9%	1,943	14%
General and administrative expenses	2,084	12%	3,538	26%
Research and development expenses	700	4%	1,016	8%
Total operating expenses	$4,443	25%	$6,497	48%

	Three Months Ended June 30,
	2017		2016
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$10,500	100%	$8,436	100%
Gross Profit	1,700	16%	2,497	30%
Sales and marketing expenses	825	8%	1,063	13%
General and administrative expenses	992	9%	1,832	22%
Research and development expenses	305	3%	590	7%
Total operating expenses	$2,122	20%	$3,485	41%

Operating Expenses: Our total operating expenses decreased to US$4.44 million for the six months ended June 30, 2017 from US$6.50 million for the same period of 2016. For the three months ended June 30, 2017, our total operating expenses decreased to US$2.12 million from US$3.49 million for the same period of 2016.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$1.66 million for the six months ended June 30, 2017 from US$1.94 million for the same period of 2016. For the three months ended June 30, 2017, sales and marketing expenses decreased to US$0.83 million from US$1.06 million for the same period of 2016. Our sales and marketing expenses primarily consist of advertising expenses for brand development paid to different media outlets for the promotion and marketing of our internet advertising portals and services, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the six months ended June 30, 2017, the change in our sales and marketing expenses was primarily due to the following reasons: (1) the increase in advertising expenses for brand development of approximately US$0.14 million; and (2) the decrease in staff salaries and benefit and other general expenses of our sales department of approximately US$0.43 million, due to the cost reduction plan executed by management and decrease in headcount in our sales department. For the three months ended June 30, 2017, the reasons for the change in our sales and marketing expenses were similar to those for the six months ended June 30, 2017, as discussed above.

●	General and administrative expenses: General and administrative expenses decreased to US$2.08 million for the six months ended June 30, 2017 from US$3.54 million for the same period in 2016. For the three months ended June 30, 2017, general and administrative expenses decreased to US$0.99 million from US$1.83 million for the same period of 2016. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization, professional service fees, maintenance, utilities and other office expenses. For the six months ended June 30, 2017, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses and other general office expenses of approximately US$0.52 million, due to cost reduction plan executed by management; (2) the decrease in rental expenses of approximately US$0.12 million, due to less office space rented during the six months ended June 30, 2017, compared with the same period in 2016; and (3) the decrease in share-based compensation expenses of approximately US$0.81 million, primarily related to restricted shares awarded to management in 2014, which had been fully vested by the end of 2016. For the three months ended June 30, 2017, the reasons for the change in our general and administrative expenses were similar to those for the six months ended June 30, 2017, as discussed above.

●	Research and development expenses: Research and development expenses were US$0.70 million and US$0.31 million for the six and three months ended June 30, 2017, respectively, compared with US$1.02 million and US$0.59 million for the six and three months ended June 30, 2016, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The decrease in research and development expenses for the six and three months ended June 30, 2017, compared with the same periods last year, were primarily due to the decrease in headcount of our research and development department and the cost reduction plan executed by management.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$1.47 million and US$2.40 million for the six months ended June 30, 2017 and 2016, respectively. We incurred a loss from operations of approximately US$0.42 million and US$0.99 million for the three months ended June 30, 2017 and 2016, respectively.

Interest income: For the six and three months ended June 30, 2017 and 2016, interest income we earned was primarily contributed from the approximately US$3 million of term deposit we placed in one of the major financial institutions in the PRC.

Interest expense: For the six and three months ended June 30, 2017, interest expense incurred were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs and amounts due from new investors related to terminated security purchase agreements as discussed in Note 14.

Loss before income tax expense, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before income tax expense, noncontrolling interest and discontinued operation was approximately US$1.71 million and US$2.36 million for the six months ended June 30, 2017 and 2016, respectively. Our loss before income tax expense, noncontrolling interest and discontinued operation was approximately US$0.64 million and US$0.96 million for the three months ended June 30, 2017 and 2016, respectively.

Income Tax expense: We recognized a net deferred income tax expense of approximately US$0.11 million for the six and three months ended June 30, 2017, which was primarily related to utilizing deferred tax assets recognized in previous years due to earnings generated during the periods.

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

Loss from continuing operations: As a result of the foregoing, we incurred a net loss from continuing operations of approximately US$1.83 million and US$2.51 million for the six months ended June 30, 2017 and 2016, respectively. We incurred a net loss from continuing operations of approximately US$0.76 million and US$1.14 million for the three months ended June 30, 2017 and 2016, respectively.

Loss from and on disposal of discontinued operation, net of income tax: We exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, operated by a former VIE of ours, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, we disposed Quanzhou Zhi Lang to an unaffiliated third-party. The results of operations of discontinued operation (including loss on disposal of the discontinued operation) was presented as a separate component in the condensed consolidated statements of operations and comprehensive loss, which was approximately US$0.06 million and US$0.01 million for the six and three months ended June 30, 2016, respectively.

Net loss: As a result of the foregoing, for the six months ended June 30, 2017 and 2016, we incurred a total net loss from continuing and discontinued operations of approximately US$1.83 million and US$2.57 million, respectively. For the three months ended June 30, 2017 and 2016, we incurred a total net loss from continuing and discontinued operations of approximately US$0.76 million and US$1.16 million, respectively.

Net income attributable to noncontrolling interest from continuing operations: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the six months ended June 30, 2017 and 2016, net income allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.05 million and US$0.12 million, respectively. For the three months ended June 30, 2017 and 2016, net income allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.03 million and US$0.12 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net income attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$1.88 million and US$2.69 million for the six months ended June 30, 2017 and 2016, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was US$0.79 million and US$1.28 million for the three months ended June 30, 2017 and 2016, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2017, we had cash and cash equivalents of approximately US$1.8 million. We also had approximately US$3.1 million of term deposit placed in one of the major financial institutions in China which matured in early July 2017.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to internet resource and technical services providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in software technologies to enhance the functionality of the management tools for providing our advertising, marketing and data services and to secure the safety of our general network, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from operating activities we generated. Our existing cash is adequate to fund operations for the next twelve months from the filing of this quarterly report.

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2017
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	$(1,273)	$273
Net cash used in investing activities	(2)	(2,883)
Net cash provided by/(used in) financing activities	-	-
Changes in cash and cash equivalents included in assets classified as held for sale	-	55
Effect of foreign currency exchange rate changes on cash	56	(72)
Net decrease in cash and cash equivalents	$(1,219)	$(2,627)

Net cash (used in)/provided by operating activities

For the six months ended June 30, 2017, our net cash used in operating activities of approximately US$1.27 million were primarily attributable to:

(1)	net loss excluding approximately US$0.71 million of non-cash expenses of depreciation and amortizations; approximately US$0.35 million share-based compensation; approximately US$0.03 million reversal of allowance for doubtful accounts and approximately US$0.11 million deferred income tax expense, of approximately US$0.69 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers decreased by approximately US$0.17 million, primarily due to refund of the deposits related to contracts expired during the period;

-	advance from customers increased by approximately US$1.05 million, primarily due to increase in advanced payments received from customers related to search engine marketing and data service; and

-	accounts payable, other payables and taxes payable in the aggregate increased by approximately US$0.15 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties increased by approximately US$1.68 million, primarily due to increase in search engine marketing and data service revenues during the period;

-	accruals decreased by approximately US$0.23 million, primarily due to settlement of the professional services fees during the period; and

-	other current assets increased by approximately US$0.06 million.

For the six months ended June 30, 2016, our net cash provided by operating activities of approximately US$0.27 million were primarily attributable to:

(1)	net loss excluding approximately US$0.76 million of non-cash expenses of depreciation and amortizations; approximately US$1.14 million share-based compensation; approximately US$0.02 million of loss on disposal of fixed assets, approximately US$0.01 million loss on deconsolidation of VIE and approximately US$0.15 million of net deferred income tax expense of approximately US$0.49 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other receivable decreased by approximately US$1.33 million, primarily due to subsequent collection of TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	Prepayment to suppliers decreased by approximately US$0.61 million, primarily due to utilization of prepayments upon services delivered by suppliers;

-	Other payables increased by approximately US$0.29 million; and

-	taxes payable increased by approximately US$0.09 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$0.80 million;

-	advance from customers decreased by approximately US$0.39 million;

-	accounts payable decreased by approximately US$0.15 million;

-	accruals decreased by approximately US$0.09 million; and

-	contingent liability decreased by US$0.13 million.

Net cash used in investing activities

For the six months ended June 30, 2017, we spent approximately US$0.002 million for the purchase of general office equipment.

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

Net cash provided by/(used in) financing activities

For the six months ended June 30, 2017 and 2016, there was no cash provided by or used in financing activities.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2017 and December 31, 2016, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$7.9 million and US$7.8 million, respectively.

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

As of June 30, 2017 and December 31, 2016, there were approximately US$16.4 million and US$17.6 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.6 million and US$2.5 million of statutory reserve funds as of June 30, 2017 and December 31, 2016, respectively, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$7.9 million and US$7.8 million of restricted net assets as of June 30, 2017 and December 31, 2016, respectively, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 14, 2017	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

