Form 10-K
period 2017-12-31
ChinaNet Online Holdings, Inc.
filed 2018-04-16
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a “smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the 7,691,481 shares of common equity stock held by non-affiliates of the Registrant was approximately $9,537,436 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.24 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 13, 2018 was 16,132,543.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

We derive our revenue principally by:

•	providing search engine marketing services to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches;

•	selling internet advertising space on our web portals and providing related data service and other value-added services to our clients through the internet advertising management systems and platforms developed and managed by us;

•	selling effective sales lead information; and

•	selling advertising time slots on our television shows.

We generated total revenues of US$46.6 million for the year ended December 31, 2017, compared with US$34.8 million in 2016. Excluding net loss incurred from the discontinued operation, i.e. our brand management and sale channel building business segment, which was terminated in the fourth quarter of 2015, of approximately US$0.06 million for the year ended December 31, 2016, we incurred a net loss (before allocation to the noncontrolling interest shareholders) of US$10.0 million for the year ended December 31, 2017, compared with a net loss (before allocation to the noncontrolling interest shareholders) of US$6.3 million in 2016.

In January 2018, we announced our strategic partnership with Wuxi Jingtum Network Technology ("Jingtum”), the credible blockchain ecology builder and announced the expansion into the blockchain industry and the related technology. This strategic partnership between Jingtum and us is focused on blockchain technology to build a credible, fair and transparent platform for business opportunities and transactions. We will aim to develop credible, traceable, and highly secured blockchain applications for the large demand from the SMEs. We believe that the application of blockchain in the field of business development and marketing can help SMEs to build a new business ecosystem based on algorithmic trust. With the introduction of blockchain technology, the platform-centric services in the past will gradually shift towards decentralization, solving trust issues in business cooperation and services and enhancing user vitality and stickiness. We will also gradually shift from information services to transaction services for business opportunities to create a multi-industry cross-chain value-based internet sharing entity.

Our Corporate History, Subsidiaries, Variable Interest Entities (VIEs) and Equity Investment Affiliates

As of December 31, 2017, our corporate structure is set forth below:

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

The Foreign Investment Industrial Guidance Catalogue jointly issued by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission in 2007, which latest amendment became effective on July 28, 2017, classified various industries/business into three different categories: (i) encouraged for foreign investment, (ii) restricted to foreign investment and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed to be industries/business permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership.

The business of the PRC Operating Entities falls under the class of a business that provides Internet content or information services, a type of value-added telecommunication services, for which restrictions upon foreign ownership apply. The latest Foreign Investment Industrial Guidance Catalogue, which became effective in July 2017, retains the restrictions on foreign ownership related to value-added telecommunication services. As a result, Rise King WFOE is not allowed to do the business the PRC Operating Entities companies are currently pursuing. Advertising business is open to foreign investment but used to require that the foreign investors of a WFOE should have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“SAIC”) on August 22, 2008, which was repealed in June 29, 2015. Rise King WFOE was not allowed to engage in the advertising business because its shareholder, China Net HK, did not meet such requirements. In order to control the business and operations of the PRC Operating Entities, and consolidate the financial results of the two companies in a manner that does not violate the related PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Entities. The Contractual Agreements allow us, through Rise King WFOE, to, among other things, secure significant rights to influence the two companies’ business operations, policies and management, approve all matters requiring shareholder approval, and receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They have also entered into an option agreement with Rise King WFOE which provides that at such time as when the related restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content or information services in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

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

On March 30, 2011, Ms. Li Sun transferred the Option Shares held by her to Mr. Zhang. On March 30, 2011, pursuant to the terms of the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang exercised their rights to acquire the Option Shares. Due to the fact that the China Net BVI Companies had achieved the performance targets set forth in the Share Transfer Agreement, each of Mr. Cheng, Mr. Liu and Mr. Zhang paid an exercise price of $1.00 per share to Mr. Yang Li. As a result of this exercise, Mr. Cheng, Mr. Liu and Mr. Zhang became the shareholders of Rise King BVI. As of April 12, 2018, through Rise King BVI, Mr. Cheng, Mr. Liu and Mr. Zhang collectively hold 18% of the issued and outstanding shares of our common stock.

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

Our VIEs, VIEs’ subsidiaries and other investment affiliates

As discussed above, through Rise King WFOE we beneficially own two VIEs: Business Opportunities Online and Beijing CNET Online. Business Opportunities Online is primarily engaged in providing internet advertising, O2O precision marketing and related data service to the SMEs. Beijing CNET Online is primarily engaged in providing TV advertising services to the SMEs.

As of December 31, 2017, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries: Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”), Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) and Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”). Business Opportunity Online also beneficially owns 51% equity interest in Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”). Except Hubei CNET, Sheng Tian Hubei and Chuang Shi Xin Qi, which are currently dormant, the rest subsidiaries of Business Opportunity Online are all engaged in providing internet advertising, O2O precision marketing and related data service and other value-added services to the SMEs.

As of December 31, 2017, Business Opportunities Online also beneficially owns 23.18%, 25.5% and 19% equity interest in Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”), Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”) and Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”), respectively. Guohua Shiji is primarily engaged in providing internet and information technical services. The business of Shenzhen Mingshan and Zhao Shang Ke Hubei are currently dormant.

As of December 31, 2017, Beijing CNET Online beneficially owns 10% equity interest in Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”), which is primarily engaged in children’s playground operation management and franchise business and 10% equity interest in Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd. (“Chuangshi Meiwei”), which is primarily engaged in franchise investment consulting and management business. The business of Beijing Saturday and Chuangshi Meiwei are currently dormant. Beijing CNET Online also beneficially owns 51% equity interest in Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”), primarily engaged in providing bank kiosks advertising services, which business we had exited in late 2015.

As of December 31, 2017, we also control two wholly-owned investment holding companies, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), and ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online PRC”). ChinaNet Online PRC co-incorporated ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) with two unaffiliated individuals and beneficially own 19% equity interest in ChinaNet Chuang Tou. ChinaNet Investment BVI co-incorporated ChinaNet Online Holdings Korea (“ChinaNet Korea”) with four unaffiliated individuals and beneficially own 15% equity interest in ChinaNet Korea. The business of ChinaNet Koran is currently dormant.

Recent development

We consummated a registered direct offering of 2,150,001 shares of common stock of the Company to three institutional investors at a purchase price of $5.15 per share. As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 645,000 shares of common stock of the Company at an exercise price of $6.60 per share. The warrants have a term of 30 months from the date of issuance. The closing took place on January 17, 2018 and we received gross proceeds of approximately $11.1 million.

Industry and Market Overview

Overview of the Advertising Market in China

According to Dentsu Aegis Network in January 2018, the global advertising market will reach US$589.5 billion in 2018 as growth accelerates to 3.6%, up from 3.1% in 2017. China’s advertising market is slowing in step with its economy, however, still remains one of the key drivers of global growth. China is projected to account for 22.8% of the total growth of global advertising spending in 2018, which amounts to approximately US$4.6 billion. Dentsu Aegis Network also forecasts that China’s advertising spending will grow by 5.4% in 2018 and is expected to reach US$89.6 billion, or 15.2% of the global advertising market in the year. In 2019, driven by digital media and outdoor media, China's advertising spending is expected to grow another 5.3%.

The growth of China’s advertising market is driven by a number of factors, including the sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in terms of gross domestic product (“GDP”), which amounted to US$12.3 trillion in 2017. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB36,396 in 2017, adjusted by the price factors, the actual increase was 6.5%.

Overview of the Internet Advertising Industry

According to Dentsu Aegis Network, digital media channels continue to disrupt advertising spending in 2018:

•	Digital media channels will continue to power advertising spending growth, growing globally by 12.6% in 2018, versus 15% in 2017, to reach US$220.3 billion.

•	Mobile will go from strength to strength, reaching US$121.1 billion having overtaken desktop as a share of total digital spend in 2017.

•	Digital overtakes TV, digital advertising spending will account for 38.3% share of total advertising spending, TV 35.5%.

Within China, the internet advertising market growth is expected to stem primarily from a higher internet penetration rate of just 55.8% by the end of 2017. (The 41st China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”), January 2018), the use of search engine, rich media and video and game embedded advertisements. According to the 41st CNNIC report, as of December 2017, the mobile internet user reached 753 million people, which accounted for 97.5% of the total internet users, as compared with 95.1% as of December 2016.

According to iResearch Consulting Group (January 2018), China online advertising revenue reached RMB290.2 billion Yuan (approximately US$44 billion) in 2016 and is estimated to hit RMB382.9 billion Yuan (approximately US$58.6 billion) in 2017, up 31.9% year-over-year. Its growth is forecasted to slow in step with its economy in the next few years. China’s mobile advertising revenue reached RMB175.02 billion Yuan (approximately US$26.3 billion) in 2016 and it’s estimated to hit RMB264.88 billion Yuan (approximately US$40.5 billion) in 2017, jumping 51.3% year-over-year. China’s mobile advertising revenue is expected to top 485 billion Yuan by 2019. As the sector matures, its growth will also stabilize in the few years to come. The latest data from iResearch show that mobile advertising will account for an increasing share of online advertising revenue in the following few years, which is projected to approach 80% by 2019.

The diagram below depicts the Market Scale of China’s Online Advertising from 2013 to 2020:

High Demand for the Internet Advertising from SMEs and O2O Business in China

We believe that the Internet advertising market in China also has significant potential for future growth due to high demand from the rapid development of SMEs and O2O business.

The development of the SME market is still in its early stages in China and since their sales channels and distribution networks are still underdeveloped, they are driven to search for new participants by utilizing Internet advertising and precision marketing. The SMEs tend to be smaller, less-developed brands primarily focused on restaurants, garments, building materials, home appliances, and entertainment with low start-up costs. The Chinese government has promulgated a series of laws and regulations to protect and promote the development of SMEs which appeals to entrepreneurs looking to benefit from the central government’s support of increased domestic demand. SMEs are now responsible for about 60% of China’s industrial output and employment of approximately 80% of the urban Chinese workforce. SMEs are creating new urban jobs, and they are the main destination for new graduates entering the workforce and workers laid-off from state-owned enterprises (SOEs) that re-enter the workforce.

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

Our Principal Products and Services

Internet Advertising, Precision Marketing and Related Data and Value-added Services

Founded in 2003, 28.com is a leading Internet portal for information relating to small business opportunities in China, which is one of the earliest entrants in this sector. Besides 28.com, we also have Internet advertising portals including liansuo.com etc., which in the aggregate enable our customers to invest in their online advertising and marketing campaign through multi-channel to maximize market exposure and effectiveness. In the past few years, we further developed and upgraded the system and tools of our website portals, including customer user interface, and integrated our mobile function and cloud-based search engine marketing and optimization in preparation for mobile search marketing and mobile search optimization.

Our internet advertising, precision marketing and related data and value-added services provide advertisers with tools to build sales channels directly in the form of franchisees, sales agents, distributors, and/or resellers, and have the following features which enable them to be attractive to the advertisers:

•	Allowing potential entrepreneurs interested in inexpensive franchise and other business ventures to find in-depth details about these businesses in various industries and business categories, with real-time and online assistance through an instant messenger;

•	Providing one-stop integrated internet marketing and advertising services for SMEs by offering customized services such as design, website and mini-site setup, and advertisement placement on various communication channels through intelligent based promotion systems;

•	Generating effective sales leads information; and

•	Bundling with advanced traffic generation techniques, search-engine optimization and marketing and other internet advertising management tools to assist our clients with monitoring, analyzing and managing their advertising and data collected on our web portal.

We typically charge our clients a fixed monthly or annual membership fee for the internet advertising services and the related data and value-added services that we provide. For search engine marketing service, we charge our clients a certain percentage as service fee based on the related direct cost consumed for providing this service. A certain group of our clients also purchase effective sales lead information collected by our online advertising system. Separately, we charge a fixed fee, which varies for different business types, for each effective sales lead information delivered to clients. As of December 31, 2017, we have approximately 800 clients who used our internet advertising, marketing and data services. During 2017, we continued to place a persistent effort in integrating and upgrading our internet advertising, marketing and data services to our SME clients. we optimized our online promotion analysis and cost control system to provide more data and feedback to our users, which is especially helpful to our larger clients, we also optimized our online promotion tactics to improve cost efficiency, which helped our clients achieve more accurate promotion and placement effects with acceptable costs, thereby increasing sales lead conversion rate and overall client satisfaction with our services. We also continued to invest in developing new services for our clients. We believe that the launch of new services in future periods will help to increase our market penetration in the SME segment, thereby increasing our recurring revenues in the future. We achieved approximately US$46.3 million and US$34.8 million of internet advertising, marketing and the related data and value-added services net revenue for the years ended December 31, 2017 and 2016, respectively. The overall gross profit margin of this business segment decreased to 10% for the year ended December 31, 2017 from 22% for the year ended December 31, 2016, due to a higher proportion of revenues from search engine marketing service with relatively lower gross margin generated in 2017.

Television Advertising

As part of our advertising and marketing services, we produced and distributed television shows that were comprised of advertisements similar to infomercials. Our clients paid us for advertising spots, production and editorial coverage. The shows produced by our TV unit are distributed during airtime purchased from provincial satellite television stations. Due to the rapid development of Internet and mobile advertising and the further restriction on content, air time and duration of these infomercials imposed by the State Administration of Press, Publication, Radio, Film and Television of the PRC in recent years, the demands of our TV advertising service decreased accordingly. For the year ended December 31, 2017, we recognized approximately US$0.34 million TV advertising revenues. We did not generate any TV advertising revenue in 2016. We will continue to monitor our clients’ needs of this service. In consideration of the sustained and steady development of Internet advertising and the rapid development in mobile advertising, we expect future revenues contributed from this segment will be insignificant.

Our Competitive Strengths

Over our fifteen-year operating history, we believe that we have built a strong track record of significant competitive strengths. We believe that these competitive strengths include:

Innovative Operations

•	Client-based innovation. Our advertising, marketing and data services are intended to be a one-stop shop for advertising and marketing solutions to our clients. These services are based on the needs of our existing clients. All of our value-added services, including lead generation and capture, online messaging and consulting, search engine marketing and optimization, mini-site hosting, content management, marketing and operational management tools and related data services, simplify the business process for our clients by allowing them to effectively allocate their resources and budget for various advertising and marketing tools and channels.

•	Target market innovation and expansion of audience base. We believe that by offering a multichannel communication platform, we enable SMEs to reach a wide range of consumers with complementary and mutually reinforcing advertising and marketing campaigns. We are better able to attract business owners who want to reach targeted consumer groups through a number of different advertising channels in different venues and regions, and at different times of the day.

Strong Technological Advantages

•	Advanced campaign tracking, monitoring & data collection and analysis tools. We have deployed advanced tracking, search engine optimization, resource scheduling and content management and ad campaign management tools to achieve effective and efficient advertising effects. We have also deployed cloud technology and Big Data collection and analysis technology into our intelligent operation and marketing data service applications to provide effective and efficient precision marketing and O2O sales channel expansion services to our clients.

•	Valuable intellectual property. We have twenty-four copyright certificates in connection with the online advertising, marketing and data service business, most of which were developed by our research and development team.

•	Experienced management team. We have an experienced management team. In particular, Handong Cheng, our founder, chairman and chief executive officer has over fifteen years’ experience in management. He demonstrated his entrepreneurship and business leadership by starting our business and he has successfully grown our business to become a leader in online media marketing and advertising services. George Chu, our Chief Operating Officer, has diversified and international industry experience that will help us to scale to the next level. Zhige Zhang, our Chief Financial Officer has over fifteen years’ experience in software development and Internet ad technology.

First Mover Advantages

We have over twelve years of operations as a vertically integrated ad portal and ad agency. We have fifteen years of experience as an Internet advertising agency. We commenced our Internet advertising services business in 2003 and were among the first companies in China to create a site and a business focused on Internet advertising. We rapidly established a sizeable national network, secured a significant market share and enhanced awareness of our brand. Our early entry into the market has also enabled us to accumulate a significant amount of knowledge, experience and data in this segment of the advertising industry to be able to maintain a strong market share position. We are also the first company that is providing O2O (online-to-offline) sales channel expansion services in China to small business.

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

Monetizing the existing customer base through the addition of cloud technology based mobile services and management tools

Due to the overall decline of Chinese economy in recent years, the competitive market pressure within the local life services industry has increased. Under these circumstances, more and more traditional offline services providers started to use the Internet to market and promote their products and services. Using social media and tools, like WeChat, to promote brands and maintain customer relationships has become an important adverting and marketing tool for all offline business. With the advent to mobile Internet era, we intend to launch integrated cloud technology based mobile services, intelligent marketing management tools and/or solutions to our existing clients. These tools include, among other things, elite point of sales (POS), inventory supply chain management, office automation (OA) and customer relationship management (CRM) and related data collection, storage and analysis solutions. These services are intended to increase our recurring revenues and enhance the loyalty and service satisfaction of our clients.

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

Gradually grow to comprehensive one on one digital advertising and marketing services provider with a total solution for the B2b2c ecosystem through Big Data Collecting and Analysis System

We intend to launch more value-added services to our existing and potential clients, including cloud technology based mobile services, intelligent marketing management tools and/or solutions to enable our clients to experience multi-channel, management systems and data collection and analysis based advertising and marketing services. We expect that launching these services will increase our recurring revenues and service satisfaction from clients. Most importantly, it will enable us to build our Big Data collection and analysis system, which is intended to collect all relevant information from clients, franchisers and entrepreneurs to form effective and reliable research reports to be further utilized by our clients to physically expand their business and client base offline.

Sales and Marketing

For the year ended December 31, 2017, we derived 99.3% of total net revenues from our Internet advertising and the provision of related data services, compared with 100% for the year ended December 31, 2016.

The following table sets forth a breakdown of our revenue from Internet advertising and related technical services, by industry, for the year ended December 31, 2017:

Industry	Percentage of total revenue
Food and Beverage	51.2%
Women Accessories	0.4%
Footwear, Apparel and Garments	2.1%
Home Goods and Construction Materials	19.6%
Environmental Protection Equipment	12.8%
Cosmetic and Health Care	1.0%
Education Network	3.0%
Others	9.9%
Total	100%

We employ experienced advertising sales people. We provide in-house education and training to our sales people to ensure that they provide our current and prospective clients with comprehensive information about our services, the benefits of using our advertising, marketing and data services and relevant information regarding the advertising industry. We also market our advertising services from time to time by placing advertisements on television and other well-known portals in China, participating in domestic and international franchise exhibitions in China and other countries and acting as a sponsor to third-party programming and shows.

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

Suppliers

Our suppliers are major search engines, other internet gateways and regional television stations. Among these suppliers, for the year ended December 31, 2017, resources purchased from two of the largest search engines in China counted for approximately 64% and 26% of our internet resource cost, respectively, compared with both 39% for the year ended December 31, 2016, respectively. For television, we had one provincial satellite television station which supplied us with television airtime in 2017. We did not finalize any advertising resources contracts with suppliers in 2016.

Research and Development

We intend to continue to optimize our Standard Operating Environment (the “SOE”) technology in order to reduce costs and the time to deploy, configure, maintain, support and manage computer servers and systems. Whether we continue to further deploy newer technology will depend upon cost and network security. We also continue to develop proprietary software and systems in connection with the operation of and provision of services through our portal websites, mobile advertising applications and intelligent operation and marketing data service applications to enhance ease of use by both operators and clients. We focus on enhancing related software systems enabling us to track and monitor advertiser demands and the related data collection and analysis. With the introduction of cloud-compute technology, we will continue to integrate this technology into our online marketing management tool services through self-development and also by entering into alliances, partnerships, and/or mergers and acquisitions. In the next few years, we intend to move our research and development efforts to mobile-based application system and data collection and analysis tools more aggressively.

In accordance with our strategic layout, we target to expand into blockchain industry and the related technology in 2018, as a result, we will invest in the research and development activities in this area to utilize the blockchain technology and develop related applications for the large demand from the SMEs.

Intellectual Property

As of December 31, 2017, we had twenty-four software copyright certificates issued by the State Copyright Office of the PRC (“SCO”), including, but not limited to, software systems covering monitoring and management platforms on internet advertising effects, analysis systems on internet traffic statistics and internet user behavior, analysis systems on log-based visit hotspot and browsing trails, analysis systems on search engine marketing, mobile advertising platform and cloud-compute technology.

With this intellectual property, we can continue to provide value-added services that are in demand by our clients and can track end users and process and analyze data collected to help our clients assess and adjust their marketing strategies and enhance the effectiveness and efficiency of their advertisements placed through our multi-channel advertising and marketing service platforms on both PC and mobile devices.

We plan to continue increasing expenditures to enhance the safety of our hardware and server which we depend on to support our network and manage and monitor programs on the network. We also plan to continue increasing investment in research and development as we continue to expand, optimize and enhance the technologies of our portal websites and mobile advertising platform, upgrade our advertising and internet management software and the related data analysis and cloud-compute technologies.

Competition

We compete with other internet advertising companies for business opportunities in China, including companies that operate Internet advertising portals, such as u88.cn, 3158.com and 78.cn. We compete for clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboards, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, magazines and radio.

Government Regulation

The PRC government imposes extensive controls and regulations over the media industry, including on internet, television, radio, newspapers, magazines, advertising, media content production, and the market research industry. This section summarizes the principal PRC regulations that are relevant to our lines of business.

Regulations on the Value-added Telecommunication Services and Advertising Industry in China

Foreign Investments in Value-added Telecommunication Services

The Foreign Investment Industrial Guidance Catalogue restricts foreign investments in value-added telecommunication services, including providing Internet information services (“ICP”). In accordance with the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (“FITE Regulations”), which were issued by the State Council of the PRC on December 11, 2001, became effective on January 1, 2002 and was subsequently amended on September 10, 2008 and February 6, 2016, respectively. The FITE Regulations stipulate that foreign invested telecommunications enterprises in the PRC (“FITEs”) must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on the FITE’s operations. On June 30, 2016, the MIIT issued an Announcement of the Ministry of Industry and Information Technology (the “MIIT”) on Issues concerning the Provision of Telecommunication Services in the Mainland by Service Providers from Hong Kong and Macao, which provides that investors from Hong Kong and Macau may hold more than 50% of the equity in FITEs engaging in certain specified categories of value-added telecommunications services.

For a FITE to acquire any equity interest in a value-added telecommunications business in China, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating a track record and experience in operating a value-added telecommunications business overseas. FITEs that meet these requirements must obtain approvals from the MIIT and the MOFCOM or their authorized local counterparts, which retain considerable discretion in granting approvals.

On July 13, 2006, the Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services (the “MIIT Notice”), which reiterates certain provisions of the FITE Regulations, was issued. Under the MIIT Notice, if a FITE intends to invest in a PRC value-added telecommunications business, the FITE must be established and must apply for a telecommunications business license applicable to the business. Under the MIIT Notice, a domestic company that holds a license for the provision of Internet content services, or an ICP license, is considered to be a type of value-added telecommunications business in China, and is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China. Trademarks and domain names that are used in the provision of Internet content services must be owned by the ICP license holder or its shareholders. On November 27, 2017, the MIIT promulgated the Notice Regulating the Use of Domain Names in the Provision of Internet-based Information Services, or the Domain Names Notice, which became effective on January 1, 2018. Under the Domain Names Notice, a domain name used by a provider of Internet-based information services must be registered and owned by the provider or, if the provider is an entity, by a shareholder or senior management of the provider.

Foreign Investments in Advertising

In accordance with the Administrative Provision on Foreign Investment in the Advertising Industry, jointly promulgated by the SAIC and MOFCOM on August 22, 2008 and became effective on October 1, 2008, foreign investors can invest in PRC advertising companies either through wholly owned enterprises or joint ventures with Chinese parties. However, the foreign investor must have at least three years of direct operations outside China in the advertising industry as its core business. This requirement was reduced to two years if foreign investment in the advertising company is in the form of a joint venture. The Administrative Provision on Foreign Investment in the Advertising Industry was subsequently repealed by the SAIC and MOFCOM on June 29, 2015.

In consideration of the above discussed restrictions on foreign investments in ICP and advertising business, our whole-owned subsidiary in China, Rise King WFOE, is ineligible to apply for the required licenses for providing Internet information services and was ineligible to apply for the required licenses for providing advertising services in China before June 29, 2015. Our ICP business and advertising business are operated by Business Opportunity Online and Beijing CNET Online in China. We have been, and are expected to continue to be, dependent on these companies to operate our ICP business and advertising business. We do not have any equity interest in our PRC Operating Entities, but Rise King WFOE, receives the economic benefits of the same through the Contractual Arrangements.

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

Business License and permits for ICP and Advertising Companies

All PRC legal entities may commence operations only upon obtaining a business license from the relevant local branch of the SAIC.

On October 27, 1994, the Tenth Session of the Standing Committee of the Eighth National People’s Congress adopted the Advertising Law, which became effective on February 1, 1995, and was subsequently amended on April 24, 2015 by the Fourteenth Session of the Standing Committee of the Twelfth National People’s Congress, which adopted the Revised Advertising Law. The Revised Advertising Law became effective on September 1, 2015. According to the Revised Advertising Law and its various implementing rules, companies engaging in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes within its scope the operation of an advertising business. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. We have obtained such a business license from the local branches of the SAIC as required by existing PRC regulations. We do not expect to encounter any difficulties in maintaining the business license. However, if we seriously violate the relevant advertising laws and regulations, the SAIC or its local branches may revoke our business licenses.

On September 25, 2000, the State Council issued the Measures for the Administration of Internet Information Services (“ICP Measures”). Under the ICP Measures, entities that provide information to online users on the Internet, or ICPs, are obliged to obtain an operating permit from the “MIIT or its local branch. ICP permits are subject to annual inspection. Our PRC operating VIEs engaged in ICP business have obtained their respective ICP permits and comply with the annual inspection and other related provisions. We do not expect to encounter any difficulties in maintaining the ICP operating permits. However, if we seriously violate the relevant ICP laws and regulations, the SAIC or its local branches may revoke our permits.

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

Regulation on Intellectual Property

Regulation on Trademark

The Trademark Law of the PRC was adopted at the 24th meeting of the Standing Committee of the Fifth National People’s Congress on August 23, 1982 and amended on February 22, 1993, October 27, 2001 and August 30, 2013, respectively. The Trademark Law sets out the guidelines on administration of trademarks and protection of the exclusive rights of trademark owners. In order to enjoy an exclusive right to use a trademark, one must register the trademark with the Trademark Bureau of the SAIC and obtain a registration certificate.

Regulation on Patents

The Patent Law of the PRC was adopted at the 4th Meeting of the Standing Committee of the Sixth National People’s Congress on March 12, 1984 and subsequently amended in 1992 and 2000 and 2008. The Patent Law extends protection to three kinds of patents: invention patents, utility patents and design patents. According to the Implementing Regulations of the Patent Law, promulgated by the State Council of the PRC on June 15, 2001, and subsequently amended in December 28, 2002 and January 9, 2010, respectively, an invention patent refers to a new technical solution relating to a product, a process or improvement. When compared to existing technology, an invention patent has prominent substantive features and represents notable progress. A utility patent refers to any new technical solution relating to the shape, the structure, or their combination, of a product. Utility patents are granted for products only, not processes. A design patent (or industrial design) refers to any new design of the shape, pattern or color of a product or their combinations, which creates an aesthetic feeling and are suitable for industrial application. Inventors or designers must register with the State Intellectual Property Office to obtain patent protection. The term of protection is twenty years for invention patents and ten years for utility patents and design patents. Unauthorized use of patent constitutes an infringement and the patent holders are entitled to claims of damages, including royalties, to the extent reasonable, and lost profits.

Regulation on Copyright

The Copyright Law of the PRC was adopted at the 15th Meeting of the Standing Committee of the Seventh National People’s Congress on September 7, 1990 and amended on October 27, 2001and February 26, 2010, respectively. Unlike patent and trademark protection, copyrighted works do not require registration for protection in China. However, copyright owners may wish to voluntarily register with China’s National Copyright Administration to establish evidence of ownership in the event enforcement actions become necessary. Consent from the copyright owners and payment of royalties are required for the use of copyrighted works. Copyrights of movies or other audio or video works usually expire fifty years after their first publication. The amended Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. The amended Copyright Law also requires registration of the pledge of a copyright.

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

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by PRC operating subsidiaries and VIEs include the Company Law of the PRC (1993), as amended in 2013, the Foreign Investment Enterprise Law (1986), as amended in 2016, and the Foreign Investment Enterprise Law Implementation Rules (1990), as amended in 2014. Under these laws and regulations, PRC subsidiaries and VIEs, including wholly owned foreign enterprises, or WFOEs, and domestic companies in China, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, its PRC significant subsidiaries and VIEs, including WFOEs and domestic companies, are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the cumulative amount of such reserve reaches 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Tax

On March 16, 2007, the Fifth Session of the Tenth National People’s Congress of PRC passed the Enterprise Income Tax Law of the People’s Republic of China, or EIT Law, which became effective on January 1, 2008 and was subsequently amended on February 24, 2017. On November 28, 2007, the State Council at the 197th Executive Meeting passed the Regulation on the Implementation of the Income Tax Law of the People’s Republic of China, which became effective on January 1, 2008. The EIT Law adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and revoked the existing tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises.

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

Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, including CSRC, MOC, SAT, SASAC, SAIC and SAFE, jointly promulgated the M&A Rules, which became effective on September 8, 2006, and was subsequently amended on June 22, 2009, to regulate foreign investment in PRC domestic enterprises. The M&A Rules provide that the MOC must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exist: (i) the transaction involves an important industry in China; (ii) the transaction may affect national “economic security”; or (iii) the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China. The M&A Rules also contain a provision requiring offshore SPVs formed for the purpose of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and procedures for obtaining any required approval from the CSRC.

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

Employees

As of December 31, 2017, we had 128 full-time employees, 29 of whom are in sales and marketing, 61 of whom are in operations and support, 30 of whom are in management and administration and 8 of whom are in technology support and R&D.

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

Corporation Information

Our principal executive offices are located at No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC. Our telephone number at this address is (86 10) 60846616 and our fax number is (86 10) 88857816. For more information, see www.chinanet-online.com.

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

Our planed blockchain project is at an early stage and the PRC laws and regulations may have a potential effect.

We are planning to promote a project based on the blockchain technology to develop our company’s business and we may establish the separate legal structure to initiate an ICO out of the PRC. The laws and regulations governing the blockchain in China are developing and evolving and subject to changes.

The PRC government adopts a positive attitude to the blockchain technology and it has been mentioned several times in the national strategy reports. However, for the initial coin offering (the “ICO”) which may appear in the most blockchain projects, the PRC government authorities have strictly prohibited the initial coin offering (the “ICO”) and any similar activities within the PRC by issuing the Announcement of the People's Bank of China, the Office of the Central Leading Group for Cyberspace Affairs, the Ministry of Industry and Information Technology and Other Departments on Preventing the Financing Risks of Initial Coin Offerings (the “Announcement”) on September 4, 2017.

The Internet Finance Association of China also issued a series of notices to remind the potential risks of ICO and the cryptocurrency trading to the PRC residents, including the Risk Warning on Guarding against the "Virtual Currency" such as Bitcoin on September 13, 2017, Risk Warning on Guarding against the Disguised Initial Coin Offering Activities on January 12,2018 and Risk Warning on Guarding against the Offshore Initial Coin Offering Activities and the Cryptocurrency Trading on January 26, 2018.

Although our ICO structure will be set up out of the PRC, given we are a PRC based company, the PRC government may still have jurisdiction over the project and it may require us to suspend the ICO if the PRC government deems there are huge potential risks to the PRC residents.

If our practice is deemed to violate any PRC law or regulations, the project would be materially and adversely affected. Given its short operating history and the continuing changing of the regulation regime and the government policy of this area in the PRC, our ability to generate substantial revenue from the blockchain technology remains unproven. It may be difficult for you to evaluate its performance and prospects.

Risks Relating to Regulation of Our Business and to Our Structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

Our operations are substantially conducted through our PRC Operating Entities, or VIEs, and through our contractual agreements with each of our PRC Operating Entities in China. PRC regulations restrict foreign investments in value-added telecommunication services, including providing Internet information services (“ICP”) and used to have restrictions on foreign investments in advertising business, which was lifted on June 29, 2015. In consideration of the restrictions on foreign investments in ICP and advertising business, our whole-owned subsidiary in China, Rise King WFOE, is ineligible to apply for the required licenses for providing Internet information services and was ineligible to apply for the required licenses for providing advertising services in China before June 29, 2015. Our PRC Operating Entities hold the requisite licenses and permits to provide Internet information services and advertising services in China. We have been and are expected to continue to be dependent on these PRC Operating Entities to operate our ICP and advertising business for the foreseeable future. We have entered into Contractual Agreements with the PRC Operating Entities, pursuant to which we, through Rise King WFOE, provide technical support and consulting services to the PRC Operating Entities. In addition, we have entered into agreements with our PRC Operating Entities and each of their shareholders which provide us with the substantial ability to control these affiliates.

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

If we or our existing or future PRC Operating Entities are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates ICP and advertising companies, would have broad discretion in dealing with such violations, including:

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

We rely on contractual arrangements with our PRC Operating Entities and their shareholders to operate our ICP and advertising business. These contractual arrangements may not be as effective in providing us with control over the PRC Operating Entities as direct ownership. If we had direct ownership of the PRC Operating Entities, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of those companies, which in turn could affect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if the PRC Operating Entities or any of their subsidiaries and shareholders fail to perform its or their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against the PRC Operating Entities if they do not perform their obligations under its contracts with us or if any of the PRC citizens who hold the equity interest in the PRC Operating Entities do not cooperate with any such actions.

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

On August 8, 2006, the Ministry of Commerce (the “MOC”), joined by the China Securities Regulatory Commission (the “CSRC”), State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration of Industry and Commerce (the “SAIC”), and SAFE, jointly promulgated a rule entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006 and was subsequently amended on June 22, 2009.  This regulation, among other things, has certain provisions that require special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the regulation does not expressly provide that approval from the CSRC is required for the offshore listing of the SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

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

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect our business and results of operations.

The Standing Committee of the National People’s Congress enacted the Labor Contract Law in 2008, and amended it on December 28, 2012. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. Under the Labor Contract Law, an employer is obligated to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have an unlimited term. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In addition, PRC governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law.

Under the PRC Social Insurance Law and the Administrative Measures on Housing Fund, employees are required to participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance, maternity insurance and housing funds and employers are required, together with their employees or separately, to pay the social insurance premiums and housing funds for their employees.

These laws designed to enhance labor protection tend to increase our labor costs. In addition, as the interpretation and implementation of these regulations are still evolving, our employment practices may not be at all times be deemed in compliance with the regulations. As a result, we could be subject to penalties or incur significant liabilities in connection with labor disputes or investigations, which could have a material adverse effect on our results of operations and financial condition.

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

On March 16, 2007, the National People’s Congress of the PRC passed the revised Enterprise Income Tax Law (or EIT Law), which took effect on of January 1, 2008 and was subsequently amended on February 24, 2017. The EIT Law imposes a unified income tax rate of 25% on all companies established in China. Under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25%.

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

The non-U.S. activities of our non-U.S. subsidiaries and VIEs may be subject to U.S. taxation.

Substantially all of our operating subsidiaries and VIEs are based in China and are subject to income tax in the PRC. These China-based subsidiaries and VIEs conduct substantially all of our operations, and generate all of our income in China. ChinaNet Online Holdings, Inc. is a Nevada corporation and is subject to income tax in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

The U.S. Tax Reform also includes provisions for a new tax on global intangible low-taxed income (“GILTI”) effective for tax years of non-U.S. corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of CFCs, subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

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

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 12, 2018, the closing trade price of our Common Stock was $2.56 per share. As of April 12, 2018, we had approximately 600 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.92 per share and a high price of $2.08 per share.

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

The outstanding options and warrants may adversely affect us in the future and cause dilution to existing stockholders.

We currently have common stock purchase options outstanding to purchase up to 835,216 shares of our Common Stock in the aggregate issued to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options ranges from $2.10 to $3.08 per share, of which 80,000 shares of the common stock purchase options will expire on December 29, 2019, 277,976 shares of common stock purchase options will expire on November 29, 2021, and the remaining 477,240 shares of common stock purchase options will expire on September 14, 2020. We also have warrants outstanding to purchase up to 645,000 shares of our Common Stock. These warrants have a term of 2.5 years (or 30 months) starting from January 17, 2018 with an exercise price of $6.60 per share, subject to adjustment in certain circumstances. Exercise of these options and warrants may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these options and warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these options and warrants remain outstanding may be adversely affected by the existence of these options and warrants as well.

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

The last reported price for our Common Stock on the Nasdaq Capital Market on April 12, 2018 was $2.56 per share.

The following table shows the high and low closing sale prices for our Common Stock reported by the Nasdaq Capital Market for the two years ended December 31, 2017 and subsequent periods.

Year	Period	High	Low
2016	First Quarter	$2.08	$1.60

	Second Quarter	$1.75	$1.18

	Third Quarter	$2.08	$1.38

	Fourth Quarter	$1.71	$0.97

2017	First Quarter	$1.33	$1.02

	Second Quarter	$1.38	$1.09

	Third Quarter	$1.17	$0.92

	Fourth Quarter	$1.37	$1.00

2018	First Quarter	$9.34	$1.12

	Second Quarter (through April 12, 2018)	$2.65	$1.66

* High and low closing sale prices have been retroactively restated to reflect the 1 for 2.5 reverse stock split, which was effective on August 19, 2016, as described above.

Holders

As of April 12, 2018, there were approximately 600 record holders of our Common Stock.

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

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2017, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and used to restrict foreign ownership of business entities engaging in the advertising business, which was subsequently lifted in June 2015. To satisfy PRC laws and regulations, we conduct certain business in the PRC through our Variable Interest Entities (“VIEs”). Through a series of contractual agreements (the “Contractual Agreements” or “VIE Agreements”) between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”) and its common individual owners (the “PRC Shareholders” or the “Control Group”), we, through Rise King WFOE, secure significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They also entered into an option agreement with Rise King WFOE which provides that at such time as when the restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2017	2016
Balance sheet items, except for equity accounts	6.5342	6.9370

	Year Ended December 31,
	2017	2016
Items in the statements of income and comprehensive income, and statements of cash flows	6.7518	6.6423

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

In the fourth quarter of 2015, we committed to a plan to sell liansuo.com, which was a portion of our internet advertising and data service reporting unit that constitutes a business. In accordance with ASC Topic 350: “Intangibles-Goodwill and Others” Subtopic 20-40, goodwill associated with that business unit should be included in the carrying amount of the business to determine the gain or loss on disposal. In accordance with ASC 350-20-40-3 through ASC 350-20-40-7, we first allocated approximately US$914,000 goodwill associated with our internet advertising and data service reporting unit to the carrying value of lianso.com based on the relative fair value of lianso.com and the portion of this reporting unit that would be retained. In the fourth quarter of 2016, we reassessed the status of our disposal group classified as held for sale, basis on which, we concluded that our disposal group no longer met all the criteria for the classification as held for sale. Therefore, we reclassified the assets and liabilities related to the disposal group as held and used and measured it at the lower of its carrying value and fair value in accordance with ASC 360. As the fair value of the disposal group exceeded its carrying amount, including goodwill allocated to the disposal group at the date of the reclassification, the disposal group was reclassified to held and used at its carrying value, including the goodwill amount previously allocated to the disposal group.

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

	Valuation technique(s)	Unobservable inputs	Ranges

As of December 31, 2017

Intangible assets	Multi-period Excess Earning/Replacement Cost	Remaining useful life Discount rate Contributory asset charge	3.25-8.5 years 24% 15.9%-24%

Goodwill	Discounted Cash Flow	Base projection period Discount rate Terminal growth rate	5 years 20% 3.50%

As of December 31, 2016

Intangible assets	Multi-period Excess Earning/Replacement Cost	Remaining useful life Discount rate Contributory asset charge	1-9.5 years 24% 12.9%-24%

Goodwill/Disposal group	Discounted Cash Flow	Base projection period Discount rate Terminal growth rate	5 years 20% 3.50%

Remaining useful life was determined based on the remaining estimated useful life of the assets being valued. Contributory asset charges were determined based on the nature (risk) and liquidity of the respective contributory asset. Base projection period adopted by us was commonly used in the market practice. Terminal growth rate was determined based on the estimated long-term GDP growth rate of China. Discount rate for goodwill/disposal group was determined based on the appropriate Weighted Average Cost of Capital (WACC) should be adopted by us to estimate the fair value of goodwill/disposal group, and the discount rate adopted for intangible assets represented 4% premium on WACC in consideration of higher risk associated with intangible assets.

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

We adopt ASC Topic 740-10-25-5 through 740-10-25-7 and 740-10-25-13, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. We did not have any interest and penalties associated with tax positions for the years ended December 31, 2017 and 2016 and did not have any significant unrecognized uncertain tax positions as of December 31, 2017 and 2016.

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

i). a. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“TCJA” or the “Act”) (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and imposing a one-time mandatory tax on previously deferred foreign earnings.

i). b. We were incorporated in the State of Nevada. Under the current laws of Nevada, we are not subject to state corporate income tax. We became a holding company and do not conduct any substantial operations of our own after the Share Exchange. No provision for federal corporate income tax has been made in our financial statements as no assessable profits for the year ended December 31, 2017, or any prior periods. Before enactment of the Act, we did not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries and VIEs because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability. Please see additional discussion regarding the assessment of the income tax effect of the Act in item i). d. below.

i). c. On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

i). d. As of December 31, 2017, we have conducted a preliminary assessment of our income tax effects of the Act, based on which, we concluded that no incremental income tax expense of the one-time mandatory tax on our previously deferred foreign earnings would be charged for the year ended December 31, 2017, as we had sufficient U.S. net operating losses carryforwards and foreign tax credits available to offset the resulting incremental taxable income related to the deferred foreign earnings. Based upon the preliminary assessment of its one-time transition income tax effects of the Act and other information currently available, we remeasured our U.S. deferred tax assets accordingly. However, we did not have sufficient information currently to perform a comprehensive analysis on the historical operating results of each of our PRC subsidiaries to complete our assessment of the U.S. deferred tax assets that would have been utilized and or are expected to be utilizable under the Act. In summary, we have not completed our accounting for the tax effects of enactment of the Act and is still analyzing certain aspects of the Act and is refining its calculations, which could potentially affect the measurement of the balances or potentially give rise to new deferred tax amounts. The estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to federal tax changes. In addition, further regulatory guidance related to the Act is expected to be issued in 2018 which may result in changes to our estimates. Additional analysis of the law and the impact to us will be performed and any impact will be finalized no later than the fourth quarter of 2018.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”).  Under the current laws of the BVI, we are not subject to tax on income or capital gains.  Additionally, upon payments of dividends by China Net BVI to us, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in our financial statements as no assessable profits for the year ended December 31, 2017, or any prior periods. Additionally, upon payments of dividends by China Net HK to its sole shareholder, China Net BVI, no Hong Kong withholding tax will be imposed.

iv). Our PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).  The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

•	In November 2015, Business Opportunity Online was re-approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the preferential income tax rate of 15% until November 2018. Therefore, for the years ended December 31, 2017 and 2016, the applicable income tax rate of Business Opportunity Online was 15%.

•	The applicable income tax rate for the rest of our PRC operating entities was 25% for the years ended December 31, 2017 and 2016.

•	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the years ended December 31, 2017 and 2016, the preferential income tax treatment enjoyed by the Company’s PRC VIE, Business Opportunity Online was based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where Business Opportunity Online operates in. The preferential income tax treatment is subject to change in accordance with the PRC government economic development policies and regulations. The preferential income tax treatment is primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of the preferential income tax treatment is subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2.	Turnover taxes and the relevant surcharges

Service revenues provided by our PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2017 and 2016, our service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction our PRC operating subsidiaries and VIE operate in.

Recent Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (as further amended or clarified by other related ASUs issued subsequently in 2015, 2016 and 2017). ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, this ASU supersedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of this ASU requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the amendments in ASU No. 2014-09 and the amendments in other related ASUs that affected the guidance in ASU 2014-09 should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have adopted this standard on January 1, 2018 using the modified retrospective approach, in which case the cumulative effect of applying the standard, if any, would be recognized at the date of initial application. We also estimate there will not be a material impact to the beginning balance of our retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments. Based on our preliminary evaluation, we expect to start recognizing lease assets and lease liabilities for our operating leases on our statements of financial position as of the end of the first fiscal quarter of 2019 and the comparative period presented. We expect no material impact on our results of operations or cash flows in the periods after adoption. We expect to complete our assessment of the effect of adopting ASU No. 2016-02 by the end of 2018.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this ASU narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this ASU to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. Based on our evaluation, we do not expect the adoption of these amendments to have a material impact on our consolidated financial position and results of operations.

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

In February 2018, the FASB issued ASU 2018-02: “Income Statement—Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.       RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year Ended December 31,
	2017	2016
	US$	US$
Revenues
From unrelated parties	$46,598	$34,300
From related parties	35	450
	46,633	34,750
Cost of revenues	42,020	26,999
Gross profit	4,613	7,751

Operating expenses
Sales and marketing expenses	2,734	4,074
General and administrative expenses	7,464	7,670
Research and development expenses	1,261	1,996
Impairment on long-term investments	44	159
Impairment on intangible assets	2,552	-
	14,055	13,899

Loss from operations	(9,442)	(6,148)

Other income (expenses)
Interest income	40	90
Interest expense	(147)	(13)
Other expenses	(211)	(112)
	(318)	(35)
Loss before income tax expense, noncontrolling interests and discontinued operation	(9,760)	(6,183)
Income tax expense	(251)	(102)
Net loss from continuing operations	(10,011)	(6,285)
Loss from and on disposal of discontinued operation, net of income tax	-	(59)
Net loss	(10,011)	(6,344)
Net income attributable to noncontrolling interests from continuing operations	(114)	(148)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(10,125)	$(6,492)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.84)	$(0.57)
Loss from discontinued operations per common share
Basic and diluted	$-	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	12,116,783	11,357,907

REVENUES

The following tables set forth a breakdown of our total revenues, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2017		2016
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$8,879	19.1%	$17,017	49.0%
-Search engine marketing and data service	37,355	80.1%	17,626	50.7%
-Technical and other services	57	0.1%	107	0.3%
Internet advertising and related data services	46,291	99.3%	34,750	100%
TV advertising service	342	0.7%	-	-
Total	$46,633	100%	$34,750	100%

Total Revenues: Our total revenues increased to US$46.6 million for the year ended December 31, 2017 from US$34.8 million for the year ended December 31, 2016, which was primarily due to increase in revenues from search engine marketing and data service during the year.

We derive the majority of our internet advertising and related data service revenues from the sales of effective sales leads and advertising space from our internet portals, sales of omni-channel and search engine marketing and data service and other related value added services to unrelated third parties and to certain related parties. Our internet advertising and related data services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the years ended December 31, 2017 and 2016, our service revenues from related parties in the aggregate was less than 1.3% of the total revenues for each respective reporting period.

The tables below summarize the revenues, cost of revenues, gross profit and net loss generated from each of our VIEs and subsidiaries for the years ended December 31, 2017 and 2016, respectively, with inter-company transactions eliminated:

For the year ended December 31, 2017

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiary	57	-	57
Business Opportunity Online and subsidiaries	46,199	35	46,234
Beijing CNET Online and subsidiaries	342	-	342
Total revenue	46,598	35	46,633

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiary	1	56
Business Opportunity Online and subsidiaries	41,746	4,488
Beijing CNET Online and subsidiaries	273	69
Total	42,020	4,613

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiary	(1,614)
Business Opportunity Online and subsidiaries	(5,841)
Beijing CNET Online and subsidiaries	(37)
ChinaNet Online Holdings, Inc. and subsidiaries	(2,519)
Total net loss before allocation to the noncontrolling interest	(10,011)

For the year ended December 31, 2016:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Rise King WFOE and subsidiary	107	-	107
Business Opportunity Online and subsidiaries	34,193	450	34,643
Beijing CNET Online and subsidiaries	-	-	-
Total revenue	34,300	450	34,750

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Rise King WFOE and subsidiary	83	24
Business Opportunity Online and subsidiaries	26,916	7,727
Beijing CNET Online and subsidiaries	-	-
Total	26,999	7,751

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiary	(2,068)
Business Opportunity Online and subsidiaries	(1,132)
Beijing CNET Online and subsidiaries	(436)
ChinaNet Online Holdings, Inc. and subsidiaries	(2,649)
Total net loss from continuing operations before allocation to the noncontrolling interest	(6,285)
Quanzhou Zhiliang (loss from discontinued operation)	(59)
Total net loss before allocation to the noncontrolling interest	(6,344)

Management considers revenues generated from internet advertising and data service, search engine marketing and data service and other related technical services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

•	Internet advertising revenues for the year ended December 31, 2017 were approximately US$8.9 million, compared with US$17.0 million for the same period in 2016. The decrease in our internet advertising and data service revenues during the year was primarily due to that the overall economy slowdown in China, which resulted in lower consumer and business spending, our clients continued tightening their advertising and marketing investment budget on omni-channel advertising and marketing, and focused more on singular ad, cheaper advertising channel, e.g. search engine marketing and data service. The decrease in our internet advertising and data service revenues is considered temporary during our business transition and technology development. During the past few years, we have optimized our internet marketing analytics and cost control system to provide more accurate result and more spontaneous feedback to our clients, which is especially helpful to our larger clients, we also optimized our online promotion tactics to improve cost efficiency, which lead to the foundation of the framework of CloudX. The process of developing self-learning mechanism for our internet marketing tactics have helped the Company and our clients achieved more accurate advertising and marketing results with more acceptable and lower costs, and have led to increasing sales lead conversion rate. The technical improvement and potential advertising and marketing technology breakthrough will further help increasing our market penetration in the SME segment and potentially expand our customer segments, thereby continuing to increase our recurring revenues in future periods.

•	Revenues generated from technical and other services offered by Rise King WFOE and its subsidiary were US$0.06 million and US$0.11 million for the years ended December 31, 2017 and 2016, respectively, which was insignificant for both the years ended December 31, 2017 and 2016.

•	Revenue generated from search engine marketing service for the year ended December 31, 2017 and 2016 was approximately US$37.4 million and US$17.6 million, respectively. This enhanced third-party search engine marketing and data service is to help our clients select and prioritize effective key words from analyzed keywords database for different search engines, combinations of key-words or combinations of sentences to achieve higher sales lead conversion rate on both mobile and PC searches. As discussed in the above paragraph, due to the overall economy slowdown in China, our clients also tightened their advertising and marketing investment budget and turn to choose more economic and singular marketing channel with more direct feedback and results, e.g. search engine marketing and data service etc. Therefore, there was a significant increase in search engine market and data service during the year ended December 31, 2017, compared with the same period last year.

•	Revenue from TV advertising service was approximately US$0.34 million for the year ended December 31, 2017. We generate this revenue from cooperation with one of the provincial satellite TV station to promote our client’s business information through broadcast. We did not generate any TV advertising service revenue for the year ended December 31, 2016.

Cost of Revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, marketing and related data services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Year ended December 31,
	2017			2016
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$8,879	5,810	35%	$17,017	$9,719	43%
-Search engine marketing and data service	37,355	35,936	4%	17,626	17,197	2%
-Technical and other services	57	1	98%	107	83	22%
Internet advertising and related data services	46,291	41,747	10%	34,750	26,999	22%
TV advertising service	342	273	20%	-	-	-
Total	$46,633	$42,020	10%	$34,750	$26,999	22%

Cost of revenues: our total cost of revenues increased to US$42.0 million for the year ended December 31, 2017 from US$27.0 million for the same period in 2016. Our cost of revenues primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, costs of TV advertising time purchased and other direct costs associated with providing services. The increase in our total cost of revenues for the year ended December 31, 2017 was primarily due to the increase in costs associated with providing search engine marketing and data service and was in line with the increase in the related revenues as discussed above.

•	For internet advertising and data service, cost associated with obtaining internet resources was the largest component of our cost of revenues, accounting for over 80% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines, internet portals and mobile portals in China, for example, Baidu, Qihu 360, Sohu (Sogou), WeChat, Toutiao and others. The purchase of these internet resources in large amounts allowed us to negotiate discounts with our suppliers. For the year ended December 31, 2017, our total cost of revenues for internet advertising and data service was US$5.81 million, compared with US$9.72 million for the year ended December 31, 2016. The decrease in our total cost of revenues associated with internet advertising and data service was in line with the decrease in internet advertising and data service revenues as discussed in the above section. The gross margin rate for our internet advertising and data service was 35% and 43% for the year ended December 31, 2017 and 2016, respectively. The decrease in gross margin rate for the year ended December 31, 2017 was primarily due to the overall tightening of advertising and marketing investment budget by our customers, which resulted in a more aggressive investment by us to ensure the advertising effect and maintain the customer satisfaction.

•	Costs for search engine marketing and data service was direct internet resource costs consumed for search engine marketing and data service provided to clients as described above. We normally charge our clients a service fee for this service on the certain percentage of the related direct cost consumed. Due to further optimization of our internet advertising and marketing tactics and improved the cost efficiency in providing search engine marketing and data service, i.e. less cost consumed for the similar results or ROI achieved. As a result, our gross margin rate for this service improved to 4% for the year ended December 31, 2017, compared with 2% for the year ended December 31, 2016.

Gross Profit

As a result of the foregoing, our gross profit was US$4.61 million for the year ended December 31, 2017, compared with US$7.75 million for the year ended December 31, 2016. Our overall gross margin decreased to 10% for the year ended December 31, 2017, compared with 22% for the year ended December 31, 2016. The decrease in our overall gross margin rate was a direct result of the increase in revenues from the relative lower margin search engine marketing and data service for the year ended December 31, 2017, compared with that in last year, which constituted approximately 80% of our total revenues for the year ended December 31, 2017, compared with 51% of the total revenues last year.

Operating Expenses and Net Loss

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses and impairment losses on long-term investments and intangible assets. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Year ended December 31,
	2017		2016
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$46,633	100%	$34,750	100%
Gross Profit	4,613	10%	7,751	22%
Sales and marketing expenses	2,734	6%	4,074	12%
General and administrative expenses	7,464	16%	7,670	22%
Research and development expenses	1,261	3%	1,996	6%
Impairment on long-term investments	44	-	159	-
Impairment on intangible assets	2,552	5%	-	-
Total operating expenses	14,055	30%	13,899	40%

Operating Expenses:   Our operating expenses was US$14.1 million and US$13.9 million for the years ended December 31, 2017 and 2016, respectively.

•	Sales and marketing expenses: For the year ended December 31, 2017, our sales and marketing expenses decreased to US$2.73 million from US$4.07 million for the same period of 2016. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the year ended December 31, 2017, the change in our sales and marketing expenses was primarily due to the following reasons: (1) the decrease in advertising expenses for brand development of approximately US$0.64 million; and (2) the decrease in staff salaries and benefit and other general expenses of our sales department of approximately US$0.70 million, due to the cost reduction plan executed by management and decrease in headcount in our sales department.

•	General and administrative expenses: General and administrative expenses decreased slightly to US$7.46 million for the year ended December 31, 2017 from US$7.67 million for the same period in 2016. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the year ended December 31, 2017, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: staff salary and benefit, professional service expenses and general office expenses of approximately US$1.13 million, due to cost reduction plan executed by management and decrease in headcount in administrative supporting departments; (2) the decrease in rental expense of approximately US$0.17 million due to less office space rented during 2017, compared with the same period in 2016; and (3) the increase allowances for doubtful accounts of approximately US$1.09 million.

•	Research and development expenses: Research and development expenses were US$1.3 million and US$2.0 million for the years ended December 31, 2017 and 2016, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The decrease in research and development expenses for the year ended December 31, 2017, compared with that in last year, were primarily due to the decrease in headcount of our research and development department and the cost reduction plan executed by management.

•	Impairment on long-term investments: Based on the facts of the significant decline in level of business activities, continued operating losses incurrence, insufficient amount of working capital and the lack of commitment from majority shareholders, we recognized approximately US$0.04 million and US$0.16 million of impairment loss, respectively, against our long-term investments in two of our cost method investee companies, Guohua Shiji and Beijing Saturday for the year ended December 31, 2017, and two of our cost method investee companies, ChinaNet Korea and Chuangshi Meiwei for the year ended December 31, 2016.

•	Impairment on intangible assets: For the year ended December 31, 2017, we recognized approximately US$2.55 million impairment loss associated with intangible assets of our internet advertising and data service segment, due to insufficient estimated future cash flows expected to be generated by these assets. For the year ended December 31, 2016, we did not record any impairment loss associated with intangible assets.

Loss from operations: As a result of the foregoing, our loss from operations was approximately US$9.44 million and US$6.15 million for the years ended December 31, 2017 and 2016, respectively.

Interest income: For the years ended December 31, 2017 and 2016, interest income earned was primarily contributed from the approximately US$3 million of term deposit we placed in a major financial institution in the PRC, which matured in July 2017. The decrease in interest income for the year ended December 31, 2017 as compared with that in 2016 was primarily due to decrease in interest income generated from the term deposit, which mature in July 2017.

Interest expense: For the years ended December 31, 2017 and 2016, interest expense incurred were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs and amounts due from new investors related to terminated security purchase agreements as discussed in Note 15 to our consolidated financial statements. For the year ended December 31, 2016, interest expense incurred was primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC during the year.

Loss before income tax expense, noncontrolling interests and discontinued operation: As a result of the foregoing, our loss before income tax expense, noncontrolling interest and discontinued operation was approximately US$9.76 million and US$6.18 million for the years ended December 31, 2017 and 2016, respectively.

Income tax expense: We recognized a net income tax expense of approximately US$0.25 million and US0.10 million for the year ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, income tax expenses of approximately US$0.25 million included current income tax expenses of approximately US$0.001 million, deferred income tax expense of approximately US$0.088 million recognized by utilizing the deferred tax assets previously recognized, due to earnings generated by certain of our operating VIEs during the year and deferred tax expenses of approximately US$0.16 million due to additional valuation allowance for deferred tax assets recognized. For the year ended December 31, 2016, net income tax expense of approximately US$0.10 million included: approximately US$0.12 million of deferred tax benefit recognized in relation to the amortization of the intangible assets identified in the acquisition transactions consummated in previous years; and offset by approximately US$0.22 million of deferred tax expense recognized by utilizing the deferred tax assets previously recognized, due to earnings generated by our operating VIEs during the year.

Loss from continuing operation: As a result of the foregoing, our loss from continuing operation was approximately US$10.01 million and US$6.29 million for the years ended December 31, 2017 and 2016, respectively.

Loss from and on disposal of discontinued operation, net of income tax: We exited our brand management and sales channel building business segment in the fourth fiscal quarter of 2015, operated by one of our VIEs, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, we disposed Quanzhou Zhi Lang to an unaffiliated third-party, the loss incurred from the disposal was also included in results of operations from discontinued operation, presented as a separate component in the condensed consolidated statements of operations and comprehensive loss, which was approximately US$0.06 million for the year ended December 31, 2016.

Net loss: As a result of the foregoing, for the years ended December 31, 2017 and 2016, we incurred a total net loss of approximately US$10.01 million and US$6.34 million, respectively.

Income attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the year ended December 31, 2017 and 2016, net income allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.11 million and US$0.15 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net income attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$10.13 million and US$6.49 million for the years ended December 31, 2017 and 2016, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2017, we had cash and cash equivalents of approximately US$2.95 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended December 31,
	2017	2016
	Amounts in thousands of US dollars

Net cash used in operating activities	$(1,320)	$(563)
Net cash provided by/(used in) investing activities	1,062	(2,576)
Net cash provided by financing activities	-	753
Change in cash and cash equivalents included in assets classified as held for sale	-	177
Effect of foreign currency exchange rate changes on cash	175	(259)
Net decrease in cash and cash equivalents	$(83)	$(2,468)

Net cash used in operating activities:

For the year ended December 31, 2017, our net cash used in operating activities of approximately US$1.32 million were primarily attributable to:

(1)	net loss excluding approximately US$1.42 million of non-cash expenses of depreciation, amortizations; approximately US$2.27 million share-based compensation; approximately US$1.46 million of provision for doubtful accounts; approximately US$0.25 million of net deferred income tax expense and approximately US$2.6 million impairment loss on intangibles and long-term investments, yielded the non-cash items excluded net loss of approximately US$2.01 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	accounts payable increased by approximately US$2.65 million, primarily because we suffered a temporary working capital deficit during the year, which temporarily delayed our payment to the suppliers;

-	advance from customers increased by approximately US$1.99 million, primarily due to increase in advanced payments received from customers related to search engine marketing and data service;

-	prepayment and deposit to suppliers decreased by approximately US$0.95 million, primarily due to utilization of prepayments made in prior year to cost of sales when services provided;

-	other receivables decreased by approximately US$0.08 million; and

-	tax payables increased by approximately US$0.08 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising and data services provided increased by approximately US$4.86 million; and

-	accruals and other payable decreased by approximately US$0.20 million.

For the year ended December 31, 2016, our net cash used in operating activities of approximately US$0.56 million were primarily attributable to:

(1)	Net loss excluding approximately US$1.57 million of non-cash expenses of depreciation and amortizations; approximately US$2.31 million share-based compensation; approximately US$0.37 million of provision for doubtful accounts; approximately US$0.16 million impairment loss on long-term investments; approximately US$0.10 million of net deferred income tax expense and approximately US$0.12 million loss on disposal of fixed assets and a VIE, yielded the non-cash items excluded net loss of approximately US$1.71 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	other receivable decreased by approximately US$1.53 million, primarily due to subsequent collection of TV advertisement deposit and prepayment receivable related to a contract expired on December 31, 2014;

-	prepayment and deposit to suppliers decreased by approximately US$1.14 million, primarily due to decrease in contractual deposit amount paid to internet resources providers and other service providers in 2016 as compared with that in 2015;

-	other payable increased by approximately US$0.41 million; and

-	taxes payable increased by approximately US$0.02 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising and data services provided increased by approximately US$1.31 million;

-	accounts payable decreased by approximately US$0.14 million;

-	advance from customers decreased by approximately US$0.36 million;

-	accruals decreased by approximately US$0.02 and

-	contingent liability decreased by US$0.13 million.

Net cash used in investing activities:

For the year ended December 31, 2017, our cash provided by investing activities included the following transactions: (1) we spent approximately US$0.004 million for the purchase of general office equipment; (2) our term deposit of approximately US$3.14 million matured in July 2017, which was recorded as a cash inflow from investing activities during the year; (3) we withdrew approximately US$0.44 million cash investment from one of our cost method investee companies, which was also recorded as a cash inflow from investing activities during the year; and (4) we lent a short-term working capital loan of approximately US$2.81 million to an unrelated third party during the year, of which approximately US$0.30 million was repaid in December 2017, and the remaining balance had been fully repaid subsequently during the first fiscal quarter of 2018. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$1.06 million for the year ended December 31, 2017.

For the year ended December 31, 2016, our cash used in investing activities included the following transactions: (1) we spent approximately US$0.15 million for the purchase of general office equipment and expenditures on leasehold improvements; (2) we paid approximately US$1.97 million to purchasing software technology related to Internet operation safety, information exchange security and data encryption; (3) we made additional investments to our investee companies of approximately US$0.47 million in aggregate during the year; (4) cash divested from deconsolidation of a VIE of approximately US$0.02 million; and (5) proceeds from disposal of investee companies of approximately US$0.03 million. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.58 million for the year ended December 31, 2016.

Net cash provided by financing activities:

For the year ended December 31, 2017, we repaid in the aggregate of approximately US$0.74 million short-term bank loan matured in July and October 2017, respectively, which were recorded as cash outflow from financing activities during the year, and we re-borrowed these loans with same amounts in August and October 2017, respectively, which were recorded as cash provided by financing activities during the year.

For the year ended December 31, 2016, we borrowed approximately US$0.75 million short-term bank loan from one of the major commercial banks in the PRC, which was recorded as cash provided by financing activities during the period.

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

As a result of these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2017 and 2016, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets, was approximately US$8.2 million and US$7.8 million, respectively.

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

As of December 31, 2017 and 2016, there were approximately US$10.6 million and US$17.6 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiaries and VIEs in Renminbi included in our consolidated net assets, aside from US$2.7 and US$2.5 million statutory reserve funds as of December 31, 2017 and 2016, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiaries’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$8.2 million and US$7.8 million restricted net assets as of December 31, 2017 and 2016, respectively, as discussed above.

C.       Off-Balance Sheet Arrangements

None.

D.       Disclosure of Contractual Obligations

The following table sets forth our company’s operating lease commitment as of December 31, 2017:

Office Rental
US$(’000)
Year ending December 31,
-2018	349
-2019	86
435

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of December 31, 2017. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2017 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2017, and determined it to be effective.

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

PART IV.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statement’s Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

2.1	Share Exchange Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc., G. Edward Hancock, China Net Online Media Group Limited, and the shareholders of China Net Online Media Group Limited.(1)
2.2	Agreement and Plan of Merger (2)
3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)
3.2	Certificate of Amendment to Articles of Incorporation (14)
3.3	Articles of Merger. (2)
3.4	By-laws. (4)
4.1*	2011 Omnibus Securities and Incentive Plan (9)
4.2*	ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan. (13)
4.3	Form of Common Stock Purchase Warrant (15)

10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)
10.2	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.3	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.4	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.(1)
10.5	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.6	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.7	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.8	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.9	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.10	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.11	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.12	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.13	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.14	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.15	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.16	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.17	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.18	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.19	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.20	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.21	Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited and Handong Cheng, Xuanfu Liu and Li Sun. (1)
10.22	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Handong Cheng. (1)
10.23	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Xuanfu Liu. (1)
10.24	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Li Sun. (1)
10.25	Internet Banking Experiencing All-in-One Engine Strategic Cooperation Agreement, dated August 7, 2008, by and between Henan Branch of China Construction Bank and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)

10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)
10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)
10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)
10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)
10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)
10.33*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)
10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)
10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)
10.36	Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.37	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.38	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.39	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.40	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.41	Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.42	Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.43	Equity Transfer Agreement, dated as of December 15, 2011, Among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihang, Wei Yanmin and Soo Yi Lian Mei Network Technology (Beijing) Co. Ltd. (10)

10.44	English Translation of the Equity Transfer Agreement by and among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihong and Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., dated September 10, 2012. (11)
10.45	Securities Purchase Agreement, dated May 5, 2015. (7)
10.46	Lock-Up Agreement, dated May 5, 2015. (7)
10.47	Securities Purchase Agreement, dated May 26, 2015. (12)
10.48	Lock-Up Agreement, dated May 26, 2015. (12)
10.49	Letter Agreement, dated January 8, 2018, between ChinaNet Online Holdings, Inc. and FT Global Capital, Inc. (15)
10.50	Form of Securities Purchase Agreement dated January 12, 2018, among ChinaNet Online Holdings, Inc. and certain institutional investors. (15)
14	Code of Ethics (6)
21.1	Subsidiaries of the Registrant +
23.1	Consent of Marcum Bernstein & Pinchuk LLP +
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith
*	Denotes managerial contracts or compensatory plans or arrangements:
(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.
(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.
(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.
(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.
(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.
(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009
(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2011.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on May 11, 2011.
(9)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 16, 2011.
(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on September 11, 2012.
(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 7, 2015.
(12)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 28, 2015.
(13)	Incorporated by reference herein to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2015.
(14)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on August 18, 2016.
(15)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on January 12, 2018.
(b)	The exhibits listed on the Exhibit Index are filed as part of this report.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: April 16, 2018	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2018	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 16, 2018	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated: April 16, 2018	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: April 16, 2018	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 16, 2018	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: April 16, 2018	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

CHINANET ONLINE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ChinaNet Online Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2011.

New York, NY

April 16, 2018

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumbp.com

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2017	2016
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$2,952	$3,035
Term deposit	-	3,056
Accounts receivable, net	7,215	3,322
Other receivables, net	2,646	89
Prepayment and deposit to suppliers	4,073	4,760
Due from related parties, net	14	213
Total current assets	16,900	14,475

Long-term investments	918	1,340
Property and equipment, net	299	471
Intangible assets, net	3,808	7,264
Goodwill	5,277	4,970
Deferred tax assets, net	1,358	1,522
Total Assets	$28,560	$30,042

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$765	$721
Accounts payable *	2,851	102
Advances from customers *	3,559	1,420
Accrued payroll and other accruals *	559	685
Due to investors related to terminated security purchase agreements	938	884
Payable for purchasing of software technology *	436	411
Taxes payable *	3,168	2,910
Other payables *	687	487
Total current liabilities	12,963	7,620

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2017	2016
	(US $)	(US $)
Long-term liabilities:
Long-term borrowing from a director	134	126
Total Liabilities	13,097	7,746

Commitments and contingencies	-	-

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 13,982,542 shares and 12,158,542 shares at December 31, 2017 and 2016, respectively)	14	12
Additional paid-in capital	31,554	29,285
Statutory reserves	2,607	2,607
Accumulated deficit	(20,487)	(10,362)
Accumulated other comprehensive income	1,598	700
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	15,286	22,242

Noncontrolling interests	177	54
Total equity	15,463	22,296

Total Liabilities and Equity	$28,560	$30,042

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016
	(US $)	(US $)

Revenues
From unrelated parties	$46,598	$34,300
From related parties	35	450
Total revenues	46,633	34,750
Cost of revenues	42,020	26,999
Gross profit	4,613	7,751

Operating expenses
Sales and marketing expenses	2,734	4,074
General and administrative expenses	7,464	7,670
Research and development expenses	1,261	1,996
Impairment on long-term investments	44	159
Impairment on intangible assets	2,552	-
Total operating expenses	14,055	13,899

Loss from operations	(9,442)	(6,148)

Other income/(expenses)
Interest income	40	90
Interest expense	(147)	(13)
Other expenses	(211)	(112)
Total other expense	(318)	(35)
Loss before income tax expense, noncontrolling interests and discontinued operation	(9,760)	(6,183)
Income tax expense	(251)	(102)
Loss from continuing operation	(10,011)	(6,285)
Loss from and on disposal of discontinued operation, net of income tax	-	(59)
Net loss	(10,011)	(6,344)
Net income attributable to noncontrolling interests from continuing operations	(114)	(148)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(10,125)	$(6,492)

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2017	2016
	(US $)	(US $)

Net loss	$(10,011)	$(6,344)
Foreign currency translation gain/(loss)	907	(1,377)
Comprehensive Loss	$(9,104)	$(7,721)
Comprehensive income attributable to noncontrolling interests	(123)	(127)
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(9,227)	$(7,848)

Loss per share
Loss from continuing operations per common share
Basic and diluted	$(0.84)	$(0.57)
Loss from discontinued operations per common share
Basic and diluted	$-	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	12,116,783	11,357,907

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(10,011)	$(6,344)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,422	1,572
Share-based compensation expenses	2,271	2,309
Provision of allowances for doubtful accounts	1,462	368
Impairment on intangible assets	2,552	-
Impairment on long-term investments	44	159
Loss on deconsolidation of VIEs	-	9
Loss on disposal of fixed assets	2	116
Deferred taxes	251	102
Changes in operating assets and liabilities
Accounts receivable	(4,848)	(975)
Other receivables	78	1,527
Prepayment and deposit to suppliers	948	1,144
Due from related parties	(7)	(336)
Accounts payable	2,654	(137)
Advances from customers	1,985	(362)
Accrued payroll and other accruals	(141)	(21)
Other payables	(58)	413
Taxes payable	76	19
Commitment and contingencies	-	(126)
Net cash used in operating activities	(1,320)	(563)

Cash flows from investing activities
Payment for office equipment and leasehold improvement	(4)	(148)
Payment for purchasing of software technology	-	(1,969)
Term deposit matured during the period	3,140	-
Long-term investment in cost method investees	-	(470)
Withdraw long-term investment in cost method investees	444	-
Short-term loan to an unrelated party	(2,814)	-
Repayment of short-term loan from an unrelated party	296	-
Proceeds from disposal of VIEs	-	28
Cash effect on deconsolidation of a VIE	-	(17)
Net cash provided by/(used in) investing activities	1,062	(2,576)

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2017	2016
	(US $)	(US $)

Cash flows from financing activities
Proceeds from short-term bank loan	741	753
Repayment of short-term bank loan	(741)	-
Net cash provided by financing activities	-	753

Change in cash and cash equivalents included in assets classified as held for sale	-	177

Effect of exchange rate fluctuation on cash and cash equivalents	175	(259)

Net decrease in cash and cash equivalents	(83)	(2,468)

Cash and cash equivalents at beginning of the year	3,035	5,503
Cash and cash equivalents at end of the year	$2,952	$3,035

Supplemental disclosure of cash flow information

Income taxes paid	$-	$2
Interest expense paid	$38	$13

Non-cash transactions:

Payable for purchasing of software technologies	$-	$411

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

Total equity

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, December 31, 2015	11,856,304	12	26,528	2,607	(3,870)	2,056	375	27,708
Restricted shares issued for services	36,000	-	371	-	-	-	-	371
Share-based compensation related to shares granted to employees in 2015	266,238	-	177	-	-	-	-	177
Share-based compensation expenses related to common stock purchase options granted to employees and directors in 2015	-	-	201	-	-	-	-	201
Share-based compensation related to restricted shares granted to management in 2014	-	-	1,560	-	-	-	-	1,560
Reverse of goodwill allocated to disposal group attributable to noncontrolling interest	-	-	448	-	-	-	(448)	-
Net loss for the year	-	-	-	-	(6,492)	-	148	(6,344)
Foreign currency translation adjustment	-	-	-	-	-	(1,356)	(21)	(1,377)
Balance, December 31, 2016	12,158,542	12	29,285	2,607	(10,362)	700	54	22,296

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In thousands, except for number of shares)

Total equity (Continued)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Restricted shares issued for services	174,000	-	234	-	-	-	-	234
Share-based compensation related to shares granted to employees in 2015	-	-	177	-	-	-	-	177
Share-based compensation expenses related to common stock purchase options granted to employees and directors in 2015	-	-	155	-	-	-	-	155
Share-based compensation related to shares granted to employees and directors in 2017	1,650,000	2	1,703	-	-	-	-	1,705
Net loss for the year	-	-	-	-	(10,125)	-	114	(10,011)
Foreign currency translation adjustment	-	-	-	-	-	898	9	907
Balance, December 31, 2017	13,982,542	14	31,554	2,607	(20,487)	1,598	177	15,463

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

1.	Organization and nature of operations

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and used to restrict foreign ownership of business entities engaging in the advertising business, which was subsequently lifted in June 2015. To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Through a series of contractual agreements (the “Contractual Agreements” or “VIE Agreements”) between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”) and its common individual owners (the “PRC Shareholders” or the “Control Group”), the Company, through Rise King WFOE, secures significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 100% of the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They also entered into an option agreement with Rise King WFOE which provides that at such time as when the restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

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

As of December 31, 2017, the Company’s VIE, Beijing CNET Online is a 51% shareholder of Shanghai Borongdingsi Computer Technology Co., Ltd. (“Shanghai Borongdingsi”), a 10% stockholder of Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd. (“Chuangshi Meiwei”) and a 10% shareholder of Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”). The Company’s VIE, Business Opportunity Online is a 51% shareholder of Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), a 19% shareholder of Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”), the sole shareholder of Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), the sole shareholder of Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), the sole shareholder of Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”), the sole shareholder of Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) and a 23.18% shareholder of Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”). Business Opportunity Online Hubei is the sole shareholder of Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), the sole shareholder of Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”) and a 25.5% shareholder of Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”).

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

As of December 31, 2017, the Company also controls two wholly-owned investment holding companies, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), and ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online PRC”). ChinaNet Investment BVI co-incorporated ChinaNet Online Holdings Korea (“ChinaNet Korea”) with four unaffiliated individuals and beneficially own 15% equity interest in ChinaNet Korea. ChinaNet Online PRC co-incorporated ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) with two unaffiliated individuals and beneficially own 19% equity interest in ChinaNet Chuang Tou.

The Company operated its business primarily in China through its PRC subsidiaries and operating entities, or VIEs as discussed above.

On August 18, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect a one-for-two and one-half (1 for 2.5) reverse stock split of the Company’s common stock (the “Common Stock”), which became effective on August 19, 2016 (the “Reverse Stock Split”). When the Reverse Stock Split became effective, each two and one-half shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the reverse stock split. Any fractional shares of Common Stock that would have otherwise resulted from the reverse stock split were rounded up to the nearest full share. The Reverse Stock Split did not change the par value of the Common Stock and had no effect on the number of authorized shares of Common Stock of the Company. As a result of the Reverse Stock Split, 30,395,722 shares of Common Stock that were issued and outstanding at August 19, 2016 was reduced to 12,158,542 shares of Common Stock (taking into account the rounding of fractional shares). All number of shares, share prices, share amounts and per share data have been retroactively restated to reflect the 1 for 2.5 reverse stock split of the Company wherever applicable in the following notes to consolidated financial statements.

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

As a result of these VIE Agreements, the Company through its wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes, but is not limited to, the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, office automation technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, the Company will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with its PRC Operating Entities and their shareholders.

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of December 31, 2017 and 2016, respectively:

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$2,904	$2,915
Term deposit	-	3,056
Accounts receivable, net	7,215	3,315
Other receivables, net	2,629	71
Prepayment and deposit to suppliers	4,009	4,710
Due from related parties, net	14	197
Total current assets	16,771	14,264

Long-term investments	-	43
Property and equipment, net	177	286
Intangible assets, net	2,112	5,468
Goodwill	5,277	4,970
Deferred tax assets	975	1,241
Total Assets	$25,312	$26,272

Liabilities
Current liabilities:
Short-term bank loan	$765	$721
Accounts payable	2,848	83
Advances from customers	3,559	1,388
Accrued payroll and other accruals	159	256
Due to Control Group	11	10
Payable for purchasing of software technology	436	411
Taxes payable	2,711	2,480
Other payables	155	162
Total current liabilities	10,644	5,511

Total Liabilities	$10,644	$5,511

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31,
	2017	2016
	US$(’000)	US$(’000)

Revenues	$46,576	$34,643
Cost of revenues	42,019	26,916
Total operating expenses (including impairment of intangible assets and long-term investments)	9,897	9,167
Loss from discontinued operations	-	59
Net loss before allocation to noncontrolling interests	5,878	1,627

3.	Summary of significant accounting policies

a)	Basis of presentation

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2017	2016

Balance sheet items, except for equity accounts	6.5342	6.9370

	Year Ended December 31,
	2017	2016
Items in the statements of income and comprehensive income, and statements of cash flows	6.7518	6.6423

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

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

g)	Accounts receivable, other receivables, and due from related parties, net

Accounts receivable, other receivables and due from related parties are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, other receivables and due from related parties. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017 and 2016, the Company charged off approximately US$1.41 million and US$nil account receivable balances against the allowance, respectively. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. For the years ended December 31, 2017 and 2016, the Company recorded in the aggregate of approximately US$1.46 million and US$0.37 million of allowances for doubtful accounts against its accounts receivable, other receivables and due from related parties.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

For the years ended December 31, 2017 and 2016, the Company recorded approximately US$0.04 million and US$0.16 million of impairment loss associated with its long-term investments, respectively.

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

Depreciation expenses are included in sales and marketing expenses, general and administrative expenses and research and development expenses. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

The Company accounted for website development costs in accordance with ASC Topic 350-50, which requires that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. ASC Topic 350-50 also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred. For the years ended December 31, 2017 and 2016, the Company did not capitalize any such cost, as the amount was considered immaterial.

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

For the years ended December 31, 2017 and 2016, the Company recognized US$2.55 and US$nil impairment loss associated with its intangible assets. See Note 3 (n) and Note 11 for detailed disclosures about the impairment of intangible assets and the related valuation technique(s) and inputs used in the fair value measurement for the Company’s intangible assets.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

In the fourth quarter of 2015, the Company committed to a plan to sell liansuo.com, which is a portion of the Company’s internet advertising and data service reporting unit that constitutes a business. In accordance with ASC Topic 350: “Intangibles-Goodwill and Others” Subtopic 20-40, goodwill associated with that business unit shall be included in the carrying amount of the business to determine the gain or loss on disposal. In accordance with ASC 350-20-40-3 through ASC 350-20-40-7, the Company allocated approximately US$914,000 goodwill associated with its internet advertising and data service reporting unit to the carrying value of lianso.com based on the relative fair value of lianso.com and the portion of this reporting unit that would be retained. In the fourth quarter of 2016, the Company reassesses the status of its disposal group classified as held for sale, basis on which, the Company concluded that its disposal group no longer met all the criteria for the classification as held for sale. Therefore, the Company reclassified the assets and liabilities related to the disposal group as held and used and measured it at the lower of its carrying value and fair value in accordance with ASC 360. As the fair value of the disposal group exceeded its carrying amount, including goodwill allocated to the disposal group at the date of the reclassification, the disposal group was reclassified to held and used at its carrying value, including the goodwill amount previously allocated to the disposal group.

As of December 31, 2017 and 2016, the Company’s goodwill is attributable to its internet advertising and data service reporting unit. The Company performed the annual test on goodwill impairment for this reporting unit on December 31, 2017 on 2016, respectively. See Note 3 (n) and Note 12 for detailed disclosures about the impairment of goodwill and the related valuation technique(s) and inputs used in the fair value measurement for the Company’s goodwill.

For the years ended December 31, 2017 and 2016, the Company did not record any impairment loss associated with its goodwill.

m)	Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income/(loss) attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations and comprehensive loss. ASC Topic 810-10-45 also requires that losses attributable to the parent and the noncontrolling interest in a subsidiary be attributed to those interests even if it results in a deficit noncontrolling interest balance.

n)	Fair value

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and payable for purchasing of software technology. The carrying values of these financial instruments approximate fair values due to their short maturities.

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

The fair value of intangible assets was determined using income approach or cost approach, and the fair value of goodwill was determined using income approach. The following table summarizes the quantitative information about the Company’s Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

	Valuation technique(s)	Unobservable inputs	Ranges

As of December 31, 2017
Intangible assets	Multi-period Excess Earning/ Replacement Cost	Remaining useful life (years)	3.25	-	8.5
		Discount rate		24%
		Contributory asset charge	15.9%	-	24%

Goodwill	Discounted Cash Flow	Base projection period (years)		5
		Discount rate		20%
		Terminal growth rate		3.5%

As of December 31, 2016
Intangible assets	Multi-period Excess Earning/ Replacement Cost	Remaining useful life (years)	1	-	9.5
		Discount rate		24%
		Contributory asset charge	12.9%	-	24%

Goodwill/ Disposal group	Discounted Cash Flow	Base projection period (years)		5
		Discount rate		20%
		Terminal growth rate		3.5%

Remaining useful life was determined based on the remaining estimated useful life of the assets being valued. Contributory asset charges were determined based on the nature (risk) and liquidity of the respective contributory asset. Base projection period adopted by the Company was commonly used in the market practice. Terminal growth rate was determined based on the estimated long-term GDP growth rate of China. Discount rate for goodwill/disposal group was determined based on the appropriate Weighted Average Cost of Capital (WACC) should be adopted by the Company to estimate the fair value of goodwill/disposal group, and the discount rate adopted for intangible assets represented a 4% premium on WACC in consideration of higher risk associated with intangible assets.

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

Sales include revenues from selling advertising time purchased from TV stations, internet advertising space on the Company’s website portals and effective sales lead information collected, providing online advertising, precision marketing, data service and other related value-added services. Advertising contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, the Company provides advertisement placements in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration in specified locations on the sites and for agreed periods; and/or places the advertisements onto purchased advertisement time during specific TV programs for agreed periods. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Value added services are provided based on two types of contracts: (i) fixed price and (ii) fixed price with minimum performance threshold. For contracts with fixed price term, revenue is recognized when the engaged service was provided and accepted by clients. For fixed price contracts with minimum performance threshold, revenue is recognized when the specified performance criteria are met. Revenue from search engine marketing services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium. The Company recognizes the revenue on a gross basis, as the Company believes that it acts as the primary obligor of this transaction, which is considered the most important factor for a gross revenue recognition in accordance with ASC Topic 605, subtopic 45. Revenue from selling effective sales lead information is recognized based on fixed price per sales lead when information is delivered and accepted by clients. Based upon the Company’s credit assessments of its clients prior to entering into contracts, the Company determines if collectability is reasonably assured. In situations where collectability is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from clients, only after services have been provided and all other criteria for revenue recognition have been met.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

p)	Cost of revenues

Cost of revenues primarily includes the cost of media advertising time, internet advertising related resources and other technical services purchased from third parties and other direct cost associated with providing services.

q)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred or amortized over the estimated beneficial period and are included in “sales and marketing expenses” in the statement of operations and comprehensive loss. For the years ended December 31, 2017 and 2016, advertising expenses for the Company’s own brand building were approximately US$1,717,000 and US$2,360,000, respectively.

r)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2017 and 2016 were approximately US$1,261,000 and US$1,996,000, respectively.

s)	Income taxes

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

The Company recognizes interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet more likely than not thresholds be sustained under examination. The tax returns of the Company’s PRC subsidiaries and VIEs are subject to examination by the relevant tax authorities. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2017 and 2016 and did not have any significant unrecognized uncertain tax positions as of December 31, 2017 and 2016, respectively.

u)	Share-based Compensation

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

w)	Earnings (loss) per share

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

The Company has adopted ASC Topic 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

y)	Recent accounting standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (as further amended or clarified by other related ASUs issued subsequently in 2015, 2016 and 2017). ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, this ASU supersedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of this ASU requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the amendments in ASU No. 2014-09 and the amendments in other related ASUs that affected the guidance in ASU 2014-09 should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has adopted this standard on January 1, 2018 using the modified retrospective approach, in which case the cumulative effect of applying the standard, if any, would be recognized at the date of initial application. The Company also estimates there will not be a material impact to the beginning balance of its retained earnings

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company expects to start recognizing lease assets and lease liabilities for its operating leases on the Company’s statements of financial position as of the end of the first fiscal quarter of 2019 and the comparative period presented. The Company expects no material impact on its results of operations or cash flows in the periods after adoption. The Company expects to complete its assessment of the effect of adopting ASU No. 2016-02 by the end of 2018.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this ASU narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this ASU to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. Based on the Company’s evaluation, the Company does not expect the adoption of these amendments to have a material impact on its consolidated financial position and results of operations.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

In February 2018, the FASB issued ASU 2018-02: “Income Statement—Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

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

5.	Accounts receivable, net

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)

Accounts receivable	10,008	6,034
Allowance for doubtful debts	(2,793)	(2,712)
Accounts receivable, net	7,215	3,322

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2017 and 2016, the Company provided approximately US$2,793,000 and US$2,712,000 allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company evaluates its accounts receivables with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the year ended December 31, 2017, approximately US$1.28 million allowance for doubtful accounts was provided. For the year ended December 31, 2016, approximately US$0.04 million allowance for doubtful accounts was reversed. As of December 31, 2017, the Company also charged off approximately US$1.41 million account receivable balances against the allowance, as all means of collection of these balances have been exhausted and the potential for recovery is considered remote.

6.	Other receivables, net

Other receivables as of December 31, 2017 primarily represented a short-term working capital loan of approximately US$2.6 million to an unrelated third party, which will expire on June 30, 2018. The loan with an original amount of US$2.91 million was unsecured and non-interest bearing. The Company received approximately US$0.31 million repayment of this loan in December 2017, and the remaining balance of this loan had been fully repaid subsequently during the first fiscal quarter of 2018.

As of December 31, 2017 and 2016, other receivables also included approximately RMB6.0 (US$0.9 million) overdue contractual deposits, which were related to advertising resources purchase contracts that had been completed with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of December 31, 2017 and 2016, the Company had provided full allowance against these doubtful accounts. For the year ended December 31, 2017, approximately US$30,000 allowance for doubtful accounts was reversed due to subsequent collection. For the year ended December 31, 2016, allowance for doubtful accounts recorded to against these overdue deposits was approximately US$256,000.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

7.	Prepayments and deposit to suppliers

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)

Deposits to TV and internet resources providers	1,870	1,074
Prepayments to TV and internet resources providers	1,331	2,874
Deposits to other service providers	765	721
Other deposits and prepayments	107	91
	4,073	4,760

The Company purchases internet resources from large internet search engines and technical services from suppliers to attract more internet traffic to its advertising portals and provide value-added services to its clients. The Company also purchases TV advertising time slots for resale through broadcast advertisements to promote brands, business information, products and services of its clients.

Deposits to TV and internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers. As of December 31, 2017 and 2016, deposit to TV and internet resources providers primarily consisted of the contractual deposits paid for purchasing internet resources from two of the Company’s largest internet resources suppliers.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of revenues when the related services are provided. As of December 31, 2017 and 2016, prepayments to TV and internet resources providers primarily consisted of advance payments paid for purchasing internet resources from two of the Company’s largest internet resources suppliers.

As of December 31, 2017 and 2016, deposits to other service provider represented the deposit for an advisory contract related to finding new investors for the Company, which expired on December 31, 2017. The service provider refunded the deposit to the Company in March 2018.

8.	Due from related parties, net

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	33	31
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	156	150
Guohua Shiji (Beijing) Communication Co., Ltd.	184	175
ChinaNet Chuang Tou (Shenzhen) Co., Ltd.	14	-
Beijing Saturday Education Technology Co., Ltd.	-	1
	387	357
Allowance for doubtful debts	(373)	(144)
Due from related parties, net	14	213

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies. As of December 31, 2017 and 2016, due from related parties primarily included short-term working capital loans of RMB1.0 million (approximately US$0.15 million) and RMB1.2 million (approximately US$0.18 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are advanced to supplement the short-term operational needs of these related parties to assist certain of their business developing projects. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Based on the assessment of the collectability, the Company provided full allowance for doubtful accounts against its service fee receivables due from Saimeiwei, Guohua Shiji and Chuangshi Meiwei and its short-term working capital loan lent to Guohua Shiji and Chuangshi Meiwei, with an approximately US$0.21 million and US$0.15 million of allowance for doubtful debts recorded for the years ended December 31, 2017 and 2016, respectively, as a result of the unfavorable facts related to the business status of these related party, as discussed in Note 9.

9.	Long-term investments

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)
Equity method investments:
Investment in equity method investees	753	709
Advance to equity method investees	80	75
Impairment on equity method investments	(833)	(784)
Total equity method investments	-	-
Cost method investments:
Investment in cost method investees	1,125	1,492
Impairment on cost method investments	(207)	(152)
Total cost method investments	918	1,340
Total long-term investments	918	1,340

Equity method investments

As of December 31, 2017 and 2016, the Company beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these companies under equity method of accounting. Based on the facts of the significant decline in level of business activities from 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant and the possibility of the business recovery is remote. As a result, the Company reduced the carrying value of these investments to zero as of December 31, 2015.

Cost method investments

As of December 31, 2017 and 2016, the Company beneficially owned a 19% equity interest in ChinaNet Chuang Tou and Guohua Shiji, respectively, a 10% equity interest in Chuangshi Meiwei and Beijing Saturday and a 15% equity interest in ChinaNet Korea, respectively. The Company accounts for its investments in these companies under cost method of accounting. The following table summarizes the movement of the investments in cost method investees for the two years then ended December 31, 2017:

	ChinaNet Korea	Beijing Saturday	Chuangshi Meiwei	Guohua Shiji	ChinaNet Chuang Tou	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of December 31, 2015	-	17	154	3	939	1,113
Investment during the year	8	-	-	25	418	451
Impairment on cost method investments	(8)	-	(144)	-	-	(152)
Exchange translation adjustment	-	(1)	(10)	(1)	(60)	(72)
Balance as of December 31, 2016	-	16	-	27	1,297	1,340
Withdraw of cash investment	-	-	-	-	(459)	(459)
Impairment on cost method investments	-	(17)	-	(29)	-	(46)
Exchange translation adjustment	-	1	-	2	80	83
Balance as of December 31, 2017	-	-	-	-	918	918

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The Company invested in Guohua Shiji which provides internet and information technical services, and invested in ChinaNet Korea and Chuangshi Meiwei which provide franchise consulting services for Korean food and beverage brands introduced to China. As the business plan of these companies were not implemented smoothly and based on the facts of the significant decline in level of business activities, continued operating losses incurrence, insufficient amount of working capital and the lack of commitment from majority shareholders, the possibility of the business recovery of these companies is remote. In late 2017, the business operation of Beijing Saturday was suspended by the local government due to certain administrative issues, which is not expected to be resolved in the near future. As a result, the Company reduced the carrying value of its investment to Guohua Shiji and Beijing Saturday to zero as of December 31, 2017 and its investments to ChinaNet Korea and Chuangshi Meiwei to zero as of December 31, 2016, with an approximately US$0.04 million and US$0.16 million other-than temporary impairment loss recorded for the years ended December 31, 2017 and 2016, respectively. The Company assessed the fair value of its remaining cost method investments and determined no additional other-than temporary impairment exist.

10.	Property and equipment, net

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)

Leasehold improvement	337	317
Vehicles	810	763
Office equipment	1,410	1,371
Electronic devices	1,164	1,096
Property and equipment, cost	3,721	3,547
Less: accumulated depreciation	(3,258)	(2,922)
Less: impairment loss on abandoned fixed assets	(164)	(154)
Property and equipment, net	299	471

Depreciation expenses in the aggregate for the years ended December 31, 2017 and 2016 were approximately US$196,000 and US$248,000, respectively.

11.	Intangible assets, net

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,478	1,393
Intangible assets subject to amortization:
Customer relationship	2,038	1,920
Non-compete agreements	1,122	1,057
Software technologies	314	295
Cloud compute software technology	1,420	1,338
Internet safety, information exchange security and data encryption software	1,990	1,874
Intelligent marketing data service platform	4,942	4,655
Cloud video management system	1,454	1,369
Other computer software	120	113
Intangible assets, cost	14,878	14,014
Less: accumulated amortization	(6,443)	(4,875)
Less: accumulated impairment losses	(4,627)	(1,875)
Intangible assets, net	3,808	7,264

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Amortization expenses in aggregate for the years ended December 31, 2017 and 2016 were approximately US$1,226,000 and US$1,324,000, respectively.

The Company performed an impairment analysis on its intangible assets as of December 31, 2017 and 2016, respectively. The fair value of intangible assets was determined using Multi-period Excess Earning Method (the “MPEEM method”) and Replacement Cost Method. As an application of income approach, the MPEEM method is a widely-used valuation method, it determines the fair value of the asset as the present value of the cash flows attributable to it. As the asset will generally earn cash flows through interaction with other tangible and intangible assets, the contributions to cash flows of those other assets must be removed. Those assets are referred to as contributory assets which are defined as all assets that are utilized in the realization of expected future cash flows for the target asset (See Note 3 (n) for significant unobservable internally-developed inputs used in the intangible assets fair value measurement).

For the year ended December 31, 2017, the Company provided approximately US$2.55 million impairment losses associated with intelligent marketing data service platform, cloud video management system and cloud compute software technology of its internet advertising and data service business segment, due to insufficient estimated future cash flows expected to be generated by these assets. For the year ended December 31, 2016, the Company did not recognize any impairment loss associated with its intangible assets.

Based on the net carrying value of the finite-lived intangible assets recorded, which weighted average remaining useful life was 6.38 years as of December 31, 2017, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$656,000 each year for the year ending December 31, 2018, 2019 and 2020, approximately US$646,000 for the year ending December 31, 2021, and approximately US$497,000 for the year ending December 31, 2022.

12.	Goodwill

Amount
US$(’000)

Balance as of December 31, 2015	4,396
Goodwill adjustment due to reclassify disposal group to held and used	914
Exchange translation adjustment	(340)
Balance as of December 31, 2016	4,970
Exchange translation adjustment	307
Balance as of December 31, 2017	5,277

The Company’s goodwill arose from various business combinations consummated in 2011. The Company’s goodwill was attributable to its internet advertising and data service reporting unit.

As discussed in Note 3(l), in the fourth quarter of 2015, the Company committed to a plan to sell liansuo.com, which is a portion of the Company’s internet advertising and data service reporting unit that constitutes a business. In accordance with ASC Topic 350: “Intangibles-Goodwill and Others” Subtopic 20-40, goodwill associated with that business unit shall be included in the carrying amount of the business to determine the gain or loss on disposal. In accordance with ASC 350-20-40-3 through ASC 350-20-40-7, the Company allocated approximately US$914,000 goodwill associated with its internet advertising and data service reporting unit to the carrying value of lianso.com based on the relative fair value of lianso.com and the portion of this reporting unit that would be retained. In the fourth quarter of 2016, the Company reassesses the status of its disposal group classified as held for sale, basis on which, the Company concluded that its disposal group no longer met all the criteria for the classification as held for sale. Therefore, the Company reclassified the assets and liabilities related to the disposal group as held and used and measured it at the lower of its carrying value and fair value in accordance with ASC 360. As the fair value of the disposal group exceeded its carrying amount, including goodwill allocated to the disposal group at the date of the reclassification, the disposal group was reclassified to held and used at its carrying value, including the goodwill amount previously allocated to the disposal group.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The fair value of reporting units was determined using the income approach by a discounted cash flow analysis. The discounted cash flow method is premised on the concept that the value is based on the present value of all future cash flows by applying an appropriate discount rate. The future benefits generating cash flows consist of current income distributions, appreciation in the asset, or a combination of both. In essence, this valuation method requires a forecast to be made of cash flow, going out far enough into the future until an assumed stabilization occurs for the assets being appraised. This methodology assumes that the forecasted income/cash flow will not necessarily be stable in the near term but will stabilize in the future (See Note 3 (n) for significant unobservable internally-developed inputs used in the fair value measurement).

For the years ended December 31, 2017 and 2016, the Company did not record any impairment loss associated with its goodwill.

13.	Short-term bank loan

Short-term bank loan as of December 31, 2017 and 2016 represented short-term bank loans of RMB5.0 million (approximately US$0.8 million), in the aggregate, borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs, of which RMB3.0 million (approximately US$0.5 million) matured and was repaid on July 18, 2017, and was re-borrowed on August 16, 2017, which will mature on August 15, 2018, the remaining RMB2.0 million (approximately US$0.3 million) matured and was repaid on October 18, 2017, and was re-borrowed on October 23, 2017, which will mature on October 22, 2018. The current interest rate of these short-term bank loans is 5.655% per annum, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”).

14.	Accrued payroll and other accruals

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	203	319
Accrued operating expenses	356	366
	559	685

15.	Due to investors related to terminated security purchase agreements

In May 2015, the Company entered into securities purchase agreements with Beijing Jinrun Fangzhou Science & Technology Co, Ltd. (“Jinrun Fangzhou”) and Dongsys Innovation (Beijing) Technology Development Co., Ltd. (“Dongsys Innovation”), public companies listed on the National Equities Exchange and Quotations of the PRC (the “NEEQ”), respectively, pursuant to which these companies agreed to purchase a certain number of shares of common stock of the Company. The Company had received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$819,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$119,000 from Dongsys Innovation, respectively.

Due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the Ministry of Commerce of the PRC (the “MOFCOM”), the Company and its investors experienced difficulties in obtaining approval for the transactions from the MOFCOM. As a result, on May 12, 2016, the Company terminated the security purchase agreements with these two investors, respectively. The Company did not make any repayment to these investors afterwards during 2016 and 2017. As agreed by the parties, beginning on January 1, 2017, the Company needs to bear a 12% annualized interest rate for the unpaid amounts and the amounts shall be refunded to the investors no later than December 31, 2017. Interest expense for the unpaid amounts accrued for the year ended December 31, 2017 was approximately US$0.11 million, which was recorded in other payables account.

In February 2018, the Company fully repaid Dongsys Innovation the principal and interest until December 31, 2017 of approximately US$0.14 million. In March 2018, the Company repaid RMB3.0 million (approximately US$0.46 million) to Jinrun Fangzhou and expects to settle the remaining balance of this liability before June 2018. Both Dongsys Innovation and Jinrun Fangzhou agreed not to charge additional interest in fiscal 2018.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

16.	Payable for purchasing of software technology

Payable for purchasing of software technology as of December 31, 2017 and 2016 represented the outstanding payment balance for the purchasing of a cloud video management system, which transaction was consummated in the fourth quarter of 2016. The Company has subsequently settled the balance with the counter party in March 2018.

17.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). a. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“TCJA” or the “Act”) (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and imposing a one-time mandatory tax on previously deferred foreign earnings.

i). b. The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the year ended December 31, 2017, or any prior periods. Before enactment of the Act, the Company did not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability. Please see additional discussion regarding the assessment of the income tax effect of the Act in item i). d. below.

i). c. On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740 “Income Taxes”. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

i). d. As of December 31, 2017, the Company has conducted a preliminary assessment of its income tax effects of the Act, based on which, the Company concluded that no incremental income tax expense of the one-time mandatory tax on its previously deferred foreign earnings would be charged for the year ended December 31, 2017, as the Company had sufficient U.S. net operating losses carryforwards and foreign tax credits available to offset the resulting incremental taxable income related to the deferred foreign earnings. Based upon the preliminary assessment of its one-time transition income tax effects of the Act and other information currently available, the Company remeasured its U.S. deferred tax assets accordingly. However, the Company did not have sufficient information currently to perform a comprehensive analysis on the historical operating results of each of its PRC subsidiaries to complete its assessment of the U.S. deferred tax assets that would have been utilized and or are expected to be utilizable under the Act. In summary, the Company has not completed its accounting for the tax effects of enactment of the Act and is still analyzing certain aspects of the Act and is refining its calculations, which could potentially affect the measurement of the balances or potentially give rise to new deferred tax amounts. The estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to federal tax changes. In addition, further regulatory guidance related to the Act is expected to be issued in 2018 which may result in changes to the Company’s estimates. Additional analysis of the law and the impact to the Company will be performed and any impact will be finalized no later than the fourth quarter of 2018.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2017 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

•	In November 2015, Business Opportunity Online was re-approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the preferential income tax rate of 15% until November 2018. Therefore, for the years ended December 31, 2017 and 2016, the applicable income tax rate of Business Opportunity Online was 15%.

•	The applicable income tax rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2017 and 2016.

•	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the years ended December 31, 2017 and 2016, the preferential income tax treatment enjoyed by the Company’s PRC VIE, Business Opportunity Online was based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where Business Opportunity Online operates in. The preferential income tax treatment is subject to change in accordance with the PRC government economic development policies and regulations. The preferential income tax treatment is primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of the preferential income tax treatment is subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2017 and 2016, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of December 31, 2017, and 2016, taxes payable consists of:

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)

PRC turnover tax and surcharge payable	1,295	1,147
PRC enterprise income tax payable	1,873	1,763
Taxes payable	3,168	2,910

A reconciliation of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax expense is as follows:

	Year Ended December 31,
	2017	2016
	US$(’000)	US$(’000)

Pre-tax loss	(9,760)	(6,183)
U.S. federal rate	35%	35%
Income tax benefit computed at U.S. federal rate	3,416	2,164
Reconciling items:
Rate differential for PRC earnings	(724)	(354)
Preferential tax treatments and tax holiday effects	(238)	(158)
Tax effect on toll charge income from the Act	(492)	-
Tax effect on enactment of new tax rate	(1,859)	-
Tax effect on change of net operating loss treatment	-	(924)
Valuation allowance on deferred tax assets	(434)	(743)
Others	80	(87)
Effective income tax expense	(251)	(102)

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

For the years ended December 31, 2017 and 2016, the Company’s income tax expense consisted of:

	Year Ended December 31,
	2017	2016
	US$(’000)	US$(’000)

Current-PRC	(1)	-
Deferred-PRC	(250)	(102)
Income tax expense	(251)	(102)

The Company’s deferred tax assets at December 31, 2017 and December 31, 2016 were as follows:

	As of December 31,
	2017	2016
	US$(’000)	US$(’000)

Net operating loss carryforward	7,657	7,461
Bad debts provision	879	931
Valuation allowance	(7,178)	(6,870)
Total net deferred tax assets	1,358	1,522

The U.S. holding company has incurred aggregate net operating losses of approximately US$13,275,660 at December 31, 2017. The losses carry forwards gradually expire over time, the last of which expires in 2037. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its deferred tax assets. The Company’s net U.S. deferred tax assets have been remeasured using the new statutory rate of 21%. The Company’s preliminary assessment of the Act resulted in a reduction of approximately US$1,859,000 of deferred tax assets, which is fully offset by a decrease in valuation allowance; therefore, there is no effective tax rate impact to the Company.

In accordance with the Company’s preliminary assessment of its one-time transition income tax effects of the Act, the Company determined that it had approximately US$1,404,340 toll charge income taxable related to its previously deferred foreign earnings. No incremental income tax expense was recorded for the year ended December 31, 2017, because the Company had U.S. net operating losses carryforwards available to offset the toll charge income.

The net operating losses carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$23,959,000 and US$17,939,000 at December 31, 2017 and 2016, respectively. The losses carry forwards gradually expire over time, the last of which expires in 2022. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$7,178,000 and US$6,870,000 valuation allowance as of December 31, 2017 and 2016, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the years ended December 31, 2017 and 2016, total valuation allowance increased by approximately US$308,000 and US$527,000, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2017 and 2016, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, was approximately US$8.2 million and US$7.8 million, respectively.

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

As of December 31, 2017 and 2016, there was approximately US$10.6 million and US$17.6 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiaries and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.7 million and US$2.5 million statutory reserve funds as of December 31, 2017 and 2016, respectively, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiaries’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$8.2 million and US$7.8 million restricted net assets as of December 31, 2017 and 2016, respectively, as discussed above.

20.	Related party transactions

Revenue from related parties:

	Year Ended December 31,
	2017	2016
	US$(’000)	US$(’000)

-Beijing Saturday Education Technology Co., Ltd.	6	240
-Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	17	170
-ChinaNet Chuang Tou (Shenzhen) Co., Ltd.	13	-
-Beijing Saimeiwei Food Equipment Technology Co., Ltd,	-	36
-Guohua Shiji (Beijing) Communication Co., Ltd.	(1)	4
	35	450

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies. The Company provides advertising, marketing and data services to these related parties in its normal course of business on the same terms as those provided to its unrelated clients.

21.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$405,000 and US$595,000 for the years ended December 31, 2017 and 2016, respectively.

22.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, term deposit, accounts receivable and other receivables. As of December 31, 2017 and 2016, substantially all of the Company’s cash and cash equivalents and term deposit were held by major financial institutions located in Mainland China, which management believes are of high credit quality. For accounts receivables and other receivables, the Company extends credit based on an evaluation of the customer’s or other third parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual debt at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivables and other receivables is significantly reduced.

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

Concentration of customers

For the year ended December 31, 2017, three customers individually accounted for 12%, 12% and 10% of the Company’s revenues, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the years ended December 31, 2017 or 2016.

As of December 31, 2017, four customers individually accounted for 22%, 14%, 14% and 11% of the Company’s accounts receivable, respectively. As of December 31, 2016, two customers individually accounted for 22% and 14% of the Company’s accounts receivable, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2017 or 2016.

Concentration of suppliers

For the year ended December 31, 2017, two suppliers accounted for 64% and 26% of the Company’s cost of revenues, respectively. For the year ended December 31, 2016, the same two suppliers accounted for both 39% of the Company’s cost of revenues, respectively. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of revenues for the years ended December 31, 2017 or 2016.

23.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of December 31, 2017:

Office Rental
US$(’000)
Year ending December 31,
-2018	349
-2019	86
Total	435

For the years ended December 31, 2017 and 2016, rental expenses under operating leases were approximately US$409,000 and US$580,000, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

24.	Discontinued operation

In the fourth quarter of 2015, the Company exited its brand management and sales channel building business segment, operated by one of its VIEs, Quanzhou City Zhilang Network Technology Co., Ltd. (“Quanzhou Zhi Lang”), which qualified for presentation as a discontinued operation. In June 2016, the Company disposed Quanzhou Zhi Lang to an unaffiliated third-party. For the year ended December 31, 2016, total net loss of the discontinued operation, including loss on disposal was approximately US$0.06 million.

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

For the year ended December 31, 2017

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	46,291	342	-	-	46,633
Cost of revenues	41,747	273	-	-	42,020
Total operating expenses	9,758	90	4,207 (1)	-	14,055
Impairment on intangible assets included in total operating expenses	2,552	-	-	-	2,552
Impairment on long-term investments included in total operating expenses	28	16	-	-	44
Depreciation and amortization expense included in total operating expenses	1,333	1	88	-	1,422
Operating loss	(5,214)	(21)	(4,207)	-	(9,442)

Expenditure for long-term assets	1	1	2	-	4

Net loss from continuing operations	(5,752)	(21)	(4,238)	-	(10,011)

Total assets – December 31, 2017	28,524	402	11,013	(11,379)	28,560

(1)	Including approximately US$2,271,000 share-based compensation expenses.

For the year ended December 31, 2016

	Internet Ad. and data service	TV & Bank kiosks Ad.	Others	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	34,750	-	-	-	34,750
Cost of revenues	26,999	-	-	-	26,999
Total operating expenses	8,777	468	4,654 (1)	-	13,899
Impairment on long-term investments included in total operating expenses	-	-	159	-	159
Depreciation and amortization expense included in total operating expenses	1,470	2	100	-	1,572
Operating loss	(1,026)	(468)	(4,654)	-	(6,148)

Expenditure for long-term assets	2,003	-	114	-	2,117

Net loss from continuing operations	(1,154)	(468)	(4,663)	-	(6,285)

Total assets – December 31, 2016	29,520	348	11,882	(11,708)	30,042

(1)	Including approximately US$2,309,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

26.	Loss per share

Basic and diluted loss per share for each of the periods presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2017	2016
	US$(’000)	US$(’000)

Net loss attributable to ChinaNet Online Holdings, Inc. from continuing operations (numerator for basic and diluted loss per share from continuing operations)	$(10,125)	$(6,433)

Net loss attributable to ChinaNet Online Holdings, Inc. from discontinued operation (numerator for basic and diluted loss per share from discontinued operation)	-	(59)

Weighted average number of common shares outstanding – Basic and diluted	12,116,783	11,357,907

Loss per share -Basic and diluted from continuing operations	$(0.84)	$(0.57)
Loss per share -Basic and diluted from discontinued operation	$-	$(0.01)

For the year ended December 31, 2017, the diluted loss per share calculation did not include options to purchase up to 835,216 shares of the Company’s common stock, because they were out of the money, and did not include 266,238 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the year.

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

The Company granted 75,000 and 20,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the years ended December 31, 2017 and 2016, respectively. These shares were valued at US$1.09 and US$3.00 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed, respectively. Total compensation expense recognized for the service was approximately US$82,000 and US$60,000 for the years ended December 31, 2017 and 2016, respectively.

In February 2017, the Company granted 20,000 shares of the Company’s restricted common stock to one of its independent directors in exchange for his services provided to the Company. These shares were valued at US$1.12 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2017 was approximately US$22,000.

In July 2017, the Company issued 75,000 shares of the Company’s restricted common stock to two management consulting service providers in exchange for its services to the Company for a 12-month period commencing on July 1, 2017. These shares were valued at US$1.09 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the year ended December 31, 2017 was approximately US$41,000.

In November 2017, the Company granted 40,000 shares of the Company’s restricted common stock to one of its independent directors in exchange for his services provided to the Company. These shares were valued at US$1.12 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the year ended December 31, 2017 was approximately US$45,000.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

In December 2017, the Company issued 12,000 shares of the Company’s restricted common stock to a financial advisory service provider as compensation for its services provided. These shares were valued at US$1.09 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the year ended December 31, 2017 was approximately US$13,000.

In December 2017, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its management and employees in the aggregate of 1,590,000 shares of the Company’s restricted common stock for their services provided. These shares were valued at US$1.03 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized for the year ended December 31, 2017 was approximately US$1,638,000.

On April 1, 2016, the Company granted 16,000 shares of the Company’s restricted common stock in aggregate to two marketing service providers in exchange for their services to the Company for a 12-month period commencing on April 1, 2016. These shares were valued at US$1.73 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the service was approximately US$7,000 and US$21,000 for the years ended December 31, 2017 and 2016, respectively.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 266,238 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at US$2.10 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares. Total compensation expenses recognized for the years ended December 31, 2017 and 2016 was approximately US$177,000, respectively.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees, in the aggregate, to purchase up to 477,240 shares of the Company’s restricted common stock at an exercise price of US$2.10 per share, of which 159,080 options vested upon the date of grant, 159,080 options vested on September 14, 2016 and the remaining 159,080 options vested on September 14, 2017. These options were valuated at US$1.03-US$1.39 per option. Total compensation expenses recognized for the years ended December 31, 2017 and 2016 was approximately US$155,000 and US$201,000, respectively.

The Company granted 140,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$3.93 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the years ended December 31, 2017 and 2016 was approximately US$91,000 and US$276,000, respectively.

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

On December 30, 2014, the Company issued 1,680,000 shares of the Company’s restricted common stock to its executive officers, of which 613,334 restricted shares were vested upon issuance, 533,333 restricted shares were vested on December 30, 2015 and the remaining 533,333 restricted shares were vested on December 30, 2016. The restricted stock was valued at US$2.93 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized was US$1,560,000 for the year ended December 31, 2016.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Options issued and outstanding at December 31, 2017 and their movements for the two years then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, December 31, 2015	835,216	5.04	$2.49	517,056	5.24	$2.73
Granted/Vested	-			159,080	3.70	$2.10
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2016	835,216	4.04	$2.49	676,136	4.11	$2.59
Granted/Vested	-			159,080	2.70	$2.10
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2017	835,216	3.04	$2.49	835,216	3.04	$2.49

The aggregate unrecognized share-based compensation expenses as of December 31, 2017 and 2016 is approximately US$154,000 and US$544,000, respectively. All unrecognized share-based compensation expenses as of December 31, 2017 will be recognized for the year ending December 31, 2018.

28.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined that there are no other events that are material to the financial statements except for those has discussed in below paragraphs.

On January 17, 2018, the Company consummated a registered direct offering of 2,150,001 shares of the Company’s common stock to three institutional investors at a purchase price of $5.15 per share. As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share. The warrants have a term of 30 months from the date of issuance. The Company received gross proceeds of approximately $11.1 million.

On February 28, 2018, the Company entered into a contract with an unrelated third party to development certain blockchain technology based applications. Total amount of the contract was US$4.5 million, as of the date hereof, the Company had paid US$2.25 million in accordance with the payment schedule set forth in the contract.

On March 5, 2018, the Company entered into an agreement with the noncontrolling interest holder of Chuang Fu Tian Xi to purchase the remaining 49% equity interest of Chuang Fu Tian Xi for a total consideration of RMB15 million (approximately US$2.3 million), of which 50% of the total consideration need to be paid in cash and the remaining 50% of the total consideration will be paid in form of the Company’s common stock. As of the date hereof, the Company has paid the cash part of the consideration, RMB7.5 million (approximately US$1.15 million), as a prepayment to the noncontrolling interest holder of Chuang Fu Tian Xi. This transaction is expected to be consummated before June 2018. The Company will account for this transaction as an equity transaction with no gain or loss to be recognized in its consolidated statement of operations. The carrying amount of the noncontrolling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted will be recognized in equity attributable to the parent and reallocated the subsidiary’s accumulated comprehensive income, if any, among the parent and the noncontrolling interest through an adjustment to the parent’s equity.

