Form 10-Q
period 2018-03-31
ChinaNet Online Holdings, Inc.
filed 2018-05-21
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 21, 2018, the registrant had 16,132,543 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2018	December 31, 2017
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,503	$2,952
Accounts receivable, net	3,567	7,215
Other receivables, net	2,094	2,646
Prepayment and deposit to suppliers	5,424	4,073
Due from related parties, net	-	14
Total current assets	18,588	16,900

Long-term investments	477	918
Property and equipment, net	264	299
Intangible assets, net	3,786	3,808
Prepayment for blockchain applications development	1,200	-
Prepayment for acquisition of noncontrolling interest	1,193	-
Goodwill	5,483	5,277
Deferred tax assets, net	1,415	1,358
Total Assets	$32,406	$28,560

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$795	$765
Accounts payable *	832	2,851
Advances from customers *	2,010	3,559
Accrued payroll and other accruals *	421	559
Due to investors related to terminated security purchase agreements	477	938
Payable for purchasing of software technology *	-	436
Taxes payable *	3,199	3,168
Other payables *	302	687
Total current liabilities	8,036	12,963

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2018	December 31, 2017
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	139	134
Warrant liabilities	801	-
Total Liabilities	8,976	13,097

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 16,132,543 shares and 13,982,542 shares at March 31, 2018 and December 31, 2017, respectively)	16	14
Additional paid-in capital	39,615	31,554
Statutory reserves	2,607	2,607
Accumulated deficit	(21,052)	(20,487)
Accumulated other comprehensive income	2,064	1,598
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	23,250	15,286

Noncontrolling interests	180	177
Total equity	23,430	15,463

Total Liabilities and Equity	$32,406	$28,560

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$8,260	$7,245
From related parties	-	19
Total revenues	8,260	7,264
Cost of revenues	7,659	5,992
Gross profit	601	1,272

Operating expenses
Sales and marketing expenses	564	834
General and administrative expenses	1,389	1,092
Research and development expenses	193	395
Impairment on long-term investments	471	-
Total operating expenses	2,617	2,321

Loss from operations	(2,016)	(1,049)

Other income/(expenses)
Interest expense, net	(10)	(17)
Other expenses	(22)	(3)
Change in fair value of warrant liabilities	1,474	-
Total other income/(expense)	1,442	(20)
Loss before income tax benefit and noncontrolling interests	(574)	(1,069)
Income tax benefit	4	-
Net loss	(570)	(1,069)
Net loss/(income) attributable to noncontrolling interests	5	(18)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(565)	$(1,087)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(CONTINUED)

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net loss	$(570)	$(1,069)
Foreign currency translation gain	474	106
Comprehensive loss	(96)	(963)
Comprehensive (income)/loss attributable to noncontrolling interests	(3)	19
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(99)	$(944)

Loss per share
Loss per common share
Basic and diluted	$(0.04)	$(0.09)

Weighted average number of common shares outstanding:

Basic and diluted	15,484,082	11,982,504

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(570)	$(1,069)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	216	354
Share-based compensation expenses	75	211
Provision for/(reverse of) allowances for doubtful accounts	481	(29)
Impairment on long-term investments	471	-
Deferred taxes	(4)	-
Change in fair value of warrant liabilities	(1,474)	-
Changes in operating assets and liabilities
Accounts receivable	3,413	(903)
Other receivables	(47)	20
Prepayment and deposit to suppliers	(1,178)	(3,192)
Due from related parties	3	(870)
Accounts payable	(2,105)	295
Advances from customers	(1,668)	3,185
Accrued payroll and other accruals	(147)	(90)
Other payables	(553)	44
Taxes payable	(92)	37
Net cash used in operating activities	(3,179)	(2,007)

Cash flows from investing activities
Payment for purchase of office equipment	(1)	-
Short-term loan to an unrelated party	(2,000)	-
Repayment of short-term loan from an unrelated party	2,672	-
Prepayment for acquisition of noncontrolling interest	(1,179)	-
Prepayment for blockchain applications development	(1,200)	-
Payment for purchasing of software technology	(448)	-
Net cash used in investing activities	(2,156)	-

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash issuance cost of US$809)	10,263	-
Repayment to investors related to terminated security purchase agreements	(493)	-
Net cash provided by financing activities	9,770	-

Effect of exchange rate fluctuation on cash and cash equivalents	116	19

Net increase/(decrease) in cash and cash equivalents	4,551	(1,988)

Cash and cash equivalents at beginning of the period	2,952	3,035
Cash and cash equivalents at end of the period	$7,503	$1,047

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$127	$9

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, precision marketing, online to offline (O2O) sales channel expansion and the related data services to small and medium enterprises (“SMEs”) and entrepreneurial management and networking services for entrepreneurs in the PRC. In January 2018, the Company announced its expansion into the blockchain industry and the related technology. The Company aims to develop credible, traceable and highly secured blockchain applications for the large demand from the SMEs and gradually shift from an information services provider to a transaction services provider for business opportunities in the near future.

As of March 31, 2018, the Company operated its business primarily in China through its PRC subsidiaries and operating entities, or Variable Interest Entities (“VIEs”) as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission (the “2017 Form 10-K”).

On January 17, 2018, the Company consummated a registered direct offering of 2,150,001 shares of the Company’s common stock to certain institutional investors at a purchase price of $5.15 per share (“the Financing”). As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share. The warrants have a term of 30 months from the date of issuance. The Company received gross proceeds of approximately $11.1 million (See Note 20).

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,008	$2,904
Accounts receivable, net	3,567	7,215
Other receivables, net	56	2,629
Prepayment and deposit to suppliers	4,761	4,009
Due from related parties, net	-	14
Total current assets	10,392	16,771

Property and equipment, net	155	177
Intangible assets, net	2,076	2,112
Prepayment for acquisition of noncontrolling interest	1,193	-
Goodwill	5,483	5,277
Deferred tax assets, net	1,017	975
Total Assets	$20,316	$25,312

Liabilities
Current liabilities:
Short-term bank loan	$795	$765
Accounts payable	810	2,848
Advances from customers	2,010	3,559
Accrued payroll and other accruals	177	159
Due to Control Group	11	11
Payable for purchasing of software technology	-	436
Taxes payable	2,724	2,711
Other payables	139	155
Total current liabilities	6,666	10,644

Total Liabilities	$6,666	$10,644

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets. See additional discussion related to restrictions on foreign currency exchange in the PRC in Note 21 and Note 23.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$8,253	$7,264
Cost of revenues	(7,659)	(5,992)
Total operating expenses	(1,262)	(1,633)
Net loss before allocation to noncontrolling interests	(678)	(353)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the 2017 Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2018, its condensed consolidated results of operations for the three months ended March 31, 2018 and 2017, and its condensed consolidated cash flows for the three months ended March 31, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Principles of consolidation

The condensed consolidated interim financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All accounts and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2018	December 31, 2017

Balance sheet items, except for equity accounts	6.2881	6.5342

	Three Months Ended March 31,
	2018	2017

Items in the statements of operations and comprehensive loss, and statements of cash flows	6.3632	6.8861

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the three months ended March 31, 2018 and 2017, advertising expenses for the Company’s own brand building were approximately US$389,000 and US$510,000, respectively.

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2018 and 2017 were approximately US$193,000 and US$395,000, respectively.

g)	Revenue recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, applying the modified retrospective method. The adoption didn’t result in a material adjustment to the accumulated deficit as of January 1, 2018.

In accordance with ASC Topic 606, revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In determining when and how much revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s contracts with customers do not include multiple performance obligations, significant financing component, variable consideration, nor any clause concerning with returns, refunds or other similar obligations.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not believe that significant management judgements are involved in revenue recognition, but the amount and timing of the Company’s revenues could be different for any period if management made different judgments or utilized different estimates. Generally, the Company recognizes revenue under ASC Topic 606 for each type of its performance obligation either over time (generally, the transfer of a service) or at a point in time (generally, the transfer of a good (information)) as follows:

Online advertising placement service/TV advertising service

For online advertising placement service contracts and TV advertising service contracts that are established based on a fixed price scheme with the related advertisement placements obligation, the Company provides advertisement placements in specified locations on the Company’s advertising portals for agreed periods and/or place the advertisements onto the Company’s purchased advertisement time during specific TV programs for agreed periods. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered (“over time”).

Sales of effective sales lead information

For advertising contracts related to purchase of effective sales lead information, revenue is recognized based on a fixed price per sales lead and the quantity of effective sales lead, when information is delivered and accepted by customers (“point in time”).

Search engine marketing and data service

Revenue from search engine marketing and data services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium (“over time”). The Company recognizes the revenue on a gross basis, because the Company determines that it is a principle in the transaction who control the goods or services before they are transferred to the customers.

All of the Company’s revenues are generated from the PRC. The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Internet advertising and data service
--online advertising placement	1,597	1,902
--sales of effective sales lead information	122	390
Search engine marketing and data service	6,443	4,972
TV advertising service	91	-
Others	7	-
Total revenues	8,260	7,264

	Three Months Ended March 31,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	8,138	6,874
Revenue recognized at a point in time	122	390
Total revenues	8,260	7,264

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract costs

For the three months ended March 31, 2018, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract balances

The Company evaluates overall economic conditions, its working capital status and customer specific credit and negotiates the payment terms of a contract with individual customer on a case by case basis in its normal course of business.

Advances received from customers related to unsatisfied performance obligations are recoded as contract liabilities (advance from customers), which will be realized as revenues upon the satisfaction of performance obligations through the transfer of related promised goods and services to customers.

For contracts without a full or any advance payments required, the Company bills the customers any unpaid contract price immediately upon satisfaction of the related performance obligations when revenue is recognized, and the Company normally receives payment from customers within 90 days after a bill is issued.

The Company does not have any contract assets (unbilled receivables) since revenue is recognized when control of the promised goods or services is transferred and the payment from customers is not contingent on a future event.

The Company’s contract liabilities consist of advance from customers related to unsatisfied performance obligations in relation to internet adverting service, search engine marketing service, as well as TV advertising service. The Company’s contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the three months ended March 31, 2018:

Advance from customers
US$(’000)

Balance as of January 1, 2018	3,559
Revenue recognized from beginning contract liability balance	(3,113)
Advances received from customers related to unsatisfied performance obligations	1,564
Balance as of March 31, 2018 (Unaudited)	2,010

For the three months ended March 31, 2018, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2018, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Impact of recently issued accounting pronouncements

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)-I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The amendments in part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this ASU do not require any transition guidance because those amendments do not have an accounting effect. The Company has adopted the amendments in this ASU from January 1, 2018, when determining whether certain financial instruments issued by the Company after January 1, 2018 should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The adoption of the amendments in this ASU did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2018, the FASB issued ASU 2018-02: “Income Statement—Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2018, the FASB issued ASU 2018-05: “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

4.	Accounts receivable, net

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,946	10,008
Allowance for doubtful accounts	(3,379)	(2,793)
Accounts receivable, net	3,567	7,215

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2018 and December 31, 2017, the Company provided approximately US$3,379,000 and US$2,793,000 allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the three months ended March 31, 2018, approximately US$0.47 million allowance for doubtful accounts was provided. For the three months ended March 31, 2017, no allowance for doubtful accounts was provided or reversed.

5.	Other receivables, net

Other receivables as of March 31, 2018 primarily represented a US$2.0 million short-term loan to an unrelated third party in February 2018, which was unsecured and non-interest bearing and has been fully collected by mid May 2018.

Other receivables as of December 31, 2017 primarily represented the remaining balance of a short-term working capital loan to another unrelated third party, which was fully repaid during the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, other receivables also included approximately RMB5.8 million (US$0.9 million) overdue contractual deposits, which were related to advertising resources purchase contracts that had been completed with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of March 31, 2018 and December 31, 2017, the Company had provided full allowance against these doubtful accounts.

For the three months ended March 31, 2018, no allowance for doubtful accounts was provided or reversed against the Company’s other receivables. For the three months ended March 31, 2017, approximately US$0.03 million allowance for doubtful accounts related to other receivables was reversed due to subsequent collection.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Prepayments and deposit to suppliers

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to TV and internet resources providers	2,107	1,870
Prepayments to TV and internet resources providers	3,141	1,331
Deposits to other service providers	-	765
Other deposits and prepayments	176	107
	5,424	4,073

The Company purchases internet resources from large internet search engines and technical services from suppliers to attract more internet traffic to its advertising portals and provide value-added services to its clients. The Company also purchases TV advertising time slots for the broadcasting of infomercials to promote brands, business information, products and services of its clients.

Deposits to TV and internet resources providers are paid as contractual deposits to the Company’s resources and services suppliers. As of March 31, 2018 and December 31, 2017, deposit to TV and internet resources providers primarily consisted of the contractual deposits paid for purchasing internet resources from two of the Company’s largest internet resources suppliers. The contractual deposits will be refunded to the Company upon expiration of the contracts.

According to the contracts signed between the Company and its suppliers, the Company is normally required to pay the contract amounts in advance. These prepayments will be transferred to cost of revenues when the related services are provided. As of March 31, 2018 and December 31, 2017, prepayments to TV and internet resources providers primarily consisted of advance payments paid for purchasing internet resources from two of the Company’s largest internet resources suppliers.

As of December 31, 2017, deposits to other service provider represented the deposit for an advisory contract related to finding new investors for the Company, which expired on December 31, 2017. The service provider refunded the deposit to the Company in March 2018.

Other deposits and prepayments as of March 31, 2018 and December 31, 2017 represented deposits and prepayments to the Company’s other service providers, which including but not limited to deposits for office lease contracts, prepayment for legal services, etc.

7.	Due from related parties, net

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	17	33
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	162	156
Guohua Shiji (Beijing) Communication Co., Ltd.	219	184
ChinaNet Chuang Tou (Shenzhen) Co., Ltd.	-	14
	398	387
Allowance for loan losses	(398)	(373)
Due from related parties, net	-	14

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies. As of March 31, 2018 and December 31, 2017, due from related parties primarily included a total amount of short-term working capital loans of RMB2.38 million (approximately US$0.38 million) and RMB2.2 million (approximately US$0.34 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are advanced to supplement the short-term operational needs of these related parties to assist certain of their business developing projects. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year.

Based on the assessment of the collectability of these related party balances as of March 31, 2018 and December 31, 2017, the Company provided full allowance for doubtful accounts against its service fee receivables due from Saimeiwei, Chuangshi Meiwei and Guohua Shiji and its short-term working capital loans advanced to Guohua Shiji and Chuangshi Meiwei, as a result of the unfavorable facts related to the business status of these related parties, as discussed in Note 9 to the audited financial statements in the Company’s 2017 Form 10-K.

For the three months ended March 31, 2018, the Company provided an additional of approximately US$0.01 million allowance for doubtful accounts against the Company’s balances due from related parties. For the three months ended March 31, 2017, no allowance for doubtful accounts was provided or reversed against the Company’s balances due from related parties.

8.	Long-term investments

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)
Equity method investments:
Investment in equity method investees	782	753
Advance to equity method investees	83	80
Impairment on equity method investments	(865)	(833)
Total equity method investments	-	-
Cost method investments:
Investment in cost method investees	1,168	1,125
Impairment on cost method investments	(691)	(207)
Total cost method investments	477	918

Total long-term investments	477	918

Equity method investments

As of March 31, 2018 and December 31, 2017, the Company beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these companies under equity method of accounting. Based on the facts of the significant decline in level of business activities from 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant and the possibility of the business recovery is remote. As a result, the Company reduced the carrying value of these investments to zero as of December 31, 2015.

Cost method investments

As of March 31, 2018 and December 31, 2017, the Company beneficially owned a 19% equity interest in both ChinaNet Chuang Tou and Guohua Shiji, a 10% equity interest in both Chuangshi Meiwei and Beijing Saturday, and a 15% equity interest in ChinaNet Korea. The Company accounts for its investments in these companies under cost method of accounting. The Company adopted ASU 2016-01 and chose to measure its cost method investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

As of December 31, 2017, the Company had reduced the carrying value of its investments in ChinaNet Korea, Chuangshi Meiwei, Guohua Shiji and Beijing Saturday to zero, due to the business activities of these companies had become dormant. The following table summarizes the movement of the Company’s investment in ChinaNet Chuang Tou for the three months ended March 31, 2018:

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ChinaNet Chuang Tou
US$(’000)

Balance as of January 1, 2018	918
Impairment on cost method investments	(477)
Exchange translation adjustment	36
Balance as of March 31, 2018 (Unaudited)	477

As of the date hereof, the shareholders of ChinaNet Chuang Tou have decided to terminate the operation of this investee company within 2018. As a result, the Company recognized approximately US$0.47 million of other-than temporary impairment loss for the three months ended March 31, 2018, representing the amount expected not recoverable.

9.	Property and equipment, net

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	350	337
Vehicles	841	810
Office equipment	1,467	1,410
Electronic devices	1,209	1,164
Property and equipment, cost	3,867	3,721
Less: accumulated depreciation	(3,433)	(3,258)
Less: impairment loss on idle fixed assets	(170)	(164)
Property and equipment, net	264	299

Depreciation expenses for the three months ended March 31, 2018 and 2017 were approximately US$48,000 and US$51,000, respectively.

10.	Intangible assets, net

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)
Intangible assets not subject to amortization:
Domain name	1,536	1,478
Intangible assets subject to amortization:
Customer relationship	2,118	2,038
Non-compete agreements	1,166	1,122
Software technologies	326	314
Cloud compute software technology	1,476	1,420
Internet safety, information exchange security and data encryption software	2,067	1,990
Intelligent marketing data service platform	5,135	4,942
Cloud video management system	1,511	1,454
Other computer software	125	120
Intangible assets, cost	15,460	14,878
Less: accumulated amortization	(6,865)	(6,443)
Less: accumulated impairment losses	(4,809)	(4,627)
Intangible assets, net	3,786	3,808

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses for the three months ended March 31, 2018 and 2017 were approximately US$168,000 and US$303,000, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 6.16 years as of March 31, 2018, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$511,000 for the nine months ending December 31, 2018, approximately US$682,000 each year for the year ending December 31, 2019 and 2020, approximately US$671,000 for the year ending December 31, 2021 and approximately US$516,000 for the year ending December 31, 2022.

11.	Prepayment for blockchain applications development

In February 2018, the Company entered into a contract with an unrelated third party to development certain blockchain technology based applications. Total amount of the contract was US$4.5 million. As of March 31, 2018, the Company had paid US$1.2 million in accordance with the payment schedule set forth in the contract.

12.	Prepayment for acquisition of noncontrolling interest

In March 2018, the Company entered into an agreement with the noncontrolling interest holder of Chuang Fu Tian Xia to purchase the remaining 49% equity interest of Chuang Fu Tian Xia for a total consideration of RMB15 million (approximately US$2.4 million), of which 50% of the total consideration need to be paid in cash and the remaining 50% of the total consideration will be paid in form of the Company’s common stock. As of March 31, 2018, the Company had paid the cash part of the consideration, RMB7.5 million (approximately US$1.2 million), as a prepayment to the noncontrolling interest holder of Chuang Fu Tian Xia. The counterparty is required to complete the registration of the transfer of equity interest with the local branch of the State Administration of Industry and Commerce before the Company shall pay the remaining consideration in form of the Company’s common stock. This transaction is expected to be consummated in June 2018.

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

13.	Goodwill

Amount
US$(’000)

Balance as of January 1, 2018	5,277
Exchange translation adjustment	206
Balance as of March 31, 2018 (unaudited)	5,483

14.	Short-term bank loan

Short-term bank loan as of March 31, 2018 and December 31, 2017 represented short-term bank loans of RMB5.0 million (approximately US$0.8 million), in the aggregate, borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs, of which RMB3.0 million (approximately US$0.5 million) was borrowed on August 16, 2017 and will mature on August 15, 2018, the remaining RMB2.0 million (approximately US$0.3 million) was borrowed on October 23, 2017 and will mature on October 22, 2018. The interest rate of these short-term bank loans was 5.655% per annum as of March 31, 2018 and December 31, 2017, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”).

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Accrued payroll and other accruals

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	229	203
Accrued operating expenses	192	356
	421	559

16.	Due to investors related to terminated security purchase agreements

In May 2015, the Company entered into securities purchase agreements with Beijing Jinrun Fangzhou Science & Technology Co, Ltd. (“Jinrun Fangzhou”) and Dongsys Innovation (Beijing) Technology Development Co., Ltd. (“Dongsys Innovation”), public companies listed on the National Equities Exchange and Quotations of the PRC (the “NEEQ”), respectively, pursuant to which these companies agreed to purchase a certain number of shares of common stock of the Company. As of December 31, 2017, the Company had received the 10% guarantee payment and 15% prepayment in an aggregate amount equal to US$819,000 from Jinrun Fangzhou, and the 10% guarantee payment in an amount equal to US$119,000 from Dongsys Innovation, respectively.

Due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the Ministry of Commerce of the PRC (the “MOFCOM”), the Company and its investors experienced difficulties in obtaining approval for the transactions from the MOFCOM. As a result, on May 12, 2016, the Company terminated the security purchase agreements with these two investors, respectively. The Company did not make any repayment to these investors afterwards during 2016 and 2017. As agreed by the parties, beginning on January 1, 2017, the outstanding balances bear a 12% annualized interest rate and shall be refunded to the investors no later than December 31, 2017.

In February 2018, the Company fully repaid Dongsys Innovation the principal and interest through December 31, 2017 of approximately US$0.14 million. In March 2018, the Company repaid approximately RMB2.36 million (approximately US$0.37 million) of principal and RMB0.64 million (approximately US$0.10 million) of total interest of 2017 to Jinrun Fangzhou, respectively. The Company repaid another RMB1.0 million (approximately US$0.16 million) of principal to Jinrun Fangzhou in April 2018 and expects to settle the remaining principal balance of this liability before June 2018. Both Dongsys Innovation and Jinrun Fangzhou agreed not to charge additional interest in fiscal 2018.

17.	Payable for purchasing of software technology

As of December 31, 2017, payable for purchasing of software technology presented the remaining outstanding payment balance of approximately RMB2.85 million (approximately US$0.4 million) for purchasing of software technology, which transaction consummated in the fourth fiscal quarter of 2016. The Company settled the balance with the counterparty in March 2018.

18.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). a. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“TCJA” or the “Act”) (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018, imposing a one-time transition tax on previously deferred foreign earnings and imposing a new tax on global intangible low-taxed income (“GILTI”) effective for tax years of non-U.S. corporations beginning after December 31, 2017.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i). b. The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the three ended March 31, 2018, or any prior periods. Before enactment of the Act, the Company did not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability. Please see additional discussion regarding the assessment of the income tax effect of the Act in item i). d. below.

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

i). d. As disclosed in Note 17 to the audited financial statements in the Company’s 2017 Form 10-K, based on a preliminary assessment, the Company concluded that no incremental income tax expense of the one-time transition tax on its previously deferred foreign earnings would be charged for the year ended December 31, 2017. Effective January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of specified foreign corporations (“SFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). According to the Company’s preliminary assessment based on its SFCs’ quarterly financial results, there was no taxable income related to GILTI for the three months ended March 31, 2018. However, due to complexity of the new tax rules under the Act, the Company did not have sufficient information currently to perform a comprehensive analysis on the historical operating results of each of its PRC subsidiaries to complete its assessment of the U.S. deferred tax assets that would have been utilized and or are expected to be utilizable under the Act and has not elected an accounting policy for the treatment of the taxes related to GILTI. In summary, the Company has not completed its accounting for the tax effects of enactment of the Act and is still analyzing certain aspects of the Act and is refining its calculations, which could potentially affect the measurement of the balances or potentially give rise to new deferred tax amounts. In addition, further regulatory guidance related to the Act is expected to be issued in 2018 which may result in changes to the Company’s estimates. Additional analysis of the law and the impact to the Company will be performed and any impact will be finalized no later than the fourth quarter of 2018.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the three months ended March 31, 2018 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

•	In November 2015, Business Opportunity Online was re-approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the preferential income tax rate of 15% until November 2018. Therefore, for the three months ended March 31, 2018 and 2017, the applicable income tax rate of Business Opportunity Online was 15%.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	The applicable income tax rate for other PRC operating entities of the Company was 25% for the three months ended March 31, 2018 and 2017.

•	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the three months ended March 31, 2018 and 2017, the preferential income tax treatment enjoyed by the Company’s PRC VIE, Business Opportunity Online was based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where Business Opportunity Online operates in. The preferential income tax treatment is subject to change in accordance with the PRC government economic development policies and regulations. The preferential income tax treatment is primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of the preferential income tax treatment is subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the three months ended March 31, 2018 and 2017, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT in the aggregate is 12%-14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of March 31, 2018 and December 31, 2017, taxes payable consists of:

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

PRC turnover tax and surcharge payable	1,253	1,295
PRC enterprise income tax payable	1,946	1,873
Total taxes payable	3,199	3,168

A reconciliation of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax benefit is as follows:

	Three Months Ended March 31,
	2018	2017
	US$(’000)	US$(’000)

Pre-tax loss	(574)	(1,069)
U.S. federal rate	21%	35%
Income tax benefit computed at U.S. federal rate	121	374
Reconciling items:
Rate differential for PRC earnings	74	(93)
Preferential tax treatment effect	(52)	(16)
Tax effect on non-taxable change in fair value of warrant liabilities	310	-
Valuation allowance on deferred tax assets	(412)	(272)
Others	(37)	7
Effective income tax benefit	4	-

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2018 and 2017, the Company’s income tax benefit consisted of:

	Three Months Ended March 31,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	-	-
Deferred-PRC	4	-
Income tax benefit	4	-

The Company’s deferred tax assets at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	8,146	7,657
Bad debts provision	1,035	879
Valuation allowance	(7,766)	(7,178)
Deferred tax assets, net	1,415	1,358

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$13,477,660 and US$13,275,660 at March 31, 2018 and December 31, 2017, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back, but will carry forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$25,180,000 and US$23,959,000 at March 31, 2018 and December 31, 2017, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2023. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$7,766,000 and US$7,178,000 valuation allowance as of March 31, 2018 and December 31, 2017, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2018 and 2017, the Company recorded approximately US$412,000 and US$272,000 deferred tax valuation allowance, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	Long-term borrowing from a director

Long-term borrowing from a director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

20.	The Financing and warrant liabilities

On January 17, 2018 (the “Closing Date”), the Company consummated a registered direct offering of 2,150,001 shares of the Company’s common stock to certain institutional investors at a purchase price of $5.15 per share (“the Financing”). As part of the transaction, the Company also issued to the investors warrants (the “Investor warrants”) for the purchase of up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share. The Investors warrants have a term of 30 months from the date of issuance. The Company received gross proceeds of approximately $11.1 million.

The placement agent of the Financing received (i) a placement fee in the amount equal to 6% of the gross proceeds and (ii) warrants to purchase up to 129,000 shares of common stock at an exercise price of US$6.60 per share, with a three-year term (“Placement agent warrants” and together with the Investor warrants, the “Warrants”). The Placement agent warrants is not exercisable for a period of six months and one day after the Closing Date.

The Warrants have an initial exercise price of USS6.60 per share, which is subject to anti-dilution provisions that require adjustment of the number of shares of common stock that may be acquired upon exercise of the warrant, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions. The Warrants also contain “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”).

The Warrants may not be exercised if it would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares (the “Beneficial Ownership Limitation”). The holder of the Warrants, upon notice to the Company, may increase or decrease the Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the Company’s outstanding common shares. Any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company.

Accounting for securities issued in the Financing

The Company determined that common stock issued in the Financing should be classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date.

The Company analyzed the Warrants issued in the Financing in accordance with ASC Topic 815 “Derivatives and Hedging”. In accordance with ASC Topic 815, the Company determined that the Warrants should not be considered index to its own stock, as the strike price of the Warrants is dominated in a currency (U.S. dollar) other than the functional currency of the Company (Renminbi or Yuan). As a result, the Warrants does not meet the scope exception of ASC Topic 815, therefore, should be accounted for as derivative liabilities and measure at fair value with changes in fair value be recorded in earnings in each reporting period.

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors warrants		Placement agent warrants
	As of January 17, 2018	As of March 31, 2018	As of January 17, 2018	As of March 31, 2018

Stock price	$3.98	$1.67	$3.98	$1.67
Years to maturity	2.5	2.3	3.0	2.8
Risk-free interest rate	2.22%	2.35%	2.39%	2.50%
Dividend yield	-	-	-	-
Expected volatility	158%	164%	147%	152%
Exercise Price	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$2.93	$1.03	$2.99	$1.06

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock price is the closing bid price of the Company’s common stock at the respective valuation date. Years to maturity is the respective remaining contract life of the warrants. Yield-to-maturities in continuous compounding of the United States Government Bonds with the time-to-maturities same as the respective warrant are adopted as the risk-free rate. Annualized historical stock price volatility of the Company at the respective valuation date is deemed to be appropriate to serve as the expected volatility of the stock price of the Company. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. Exercise price of the Warrants is the contractual exercise price of the Warrants.

Allocation of gross proceeds from the Financing

The Company allocated the total proceeds from the Financing as summarized below:

Initial measurement
(USD’000)

Investor warrants	1,890
Common Stock (par value and additional paid in capital)	9,183
Total proceeds from the Financing	11,073

Investor warrants issued in the Financing was initially measurement at fair value. The residual amount, representing difference between the total proceeds and the fair value of the Investor warrants as of the Closing Date was assigned as the carrying value of the common stock issued in the Financing.

Offering costs

Offering costs in the amount of approximately US$1.2 million consisting of cash payment of approximately US$0.66 million placement fee, approximately US$0.15 million legal expense and fair value of placement agent warrants of approximately US$0.39 million, which were charged to additional paid-in-capital.

Warrant Liabilities

The Company accounted for the Warrants issuing in the Financing as derivative liabilities which were measured at fair value with changes in fair value be recorded in earnings in each reporting period.

	As of March 31, 2018	As of January 17, 2018	Change in Fair Value (gain)/loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Investor warrants	664	1,890	(1,226)
Placement agent warrants	137	385	(248)
Warrant liabilities	801	2,275	(1,474)

Warrants issued and outstanding at March 31, 2018 and their movements during the three months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)

Balance, January 1, 2018	-			-
Granted/Vested	774,000	$6.60	2.58	645,000	$6.60	2.50
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2018 (Unaudited)	774,000	$6.60	2.38	645,000	$6.60	2.30

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Restricted net assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2018 and December 31, 2017, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, was approximately US$11.3 million and US$8.3 million, respectively.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Although the current Exchange Rules allow the convertibility of Renminbi into foreign currency for current account items, conversion of Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Renminbi in the future. Currently, most of the Company’s retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

As of March 31, 2018 and December 31, 2017, there was approximately US$7.4 million and US$9.2 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiaries and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.6 million statutory reserve funds as of March 31, 2018 and December 31, 2017, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiaries’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$11.3 million and US$8.3 million restricted net assets as of March 31, 2018 and December 31, 2017, respectively, as discussed above.

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$88,000 and US$129,000 for the three months ended March 31, 2018 and 2017, respectively.

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and other receivables. As of March 31, 2018, 56% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, the remaining 44% was held by a financial institution located in the United States of America. The Company believes that these financial institutions located in Mainland China and the United States of America are of high credit quality. For accounts receivable and other receivables, the Company extends credit based on an evaluation of the customer’s or other third parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and other receivables is significantly reduced.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Currency convertibility risk

Significant part of the Company’s businesses is transacted in Renminbi, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries and VIEs to transfer its net assets, which to the Company through loans, advances or cash dividends.

Concentration of customers

For the three months ended March 31, 2018, one customer accounted for 36% of the Company’s revenues. For the three months ended March 31, 2017, one customer accounted for 21% of the Company’s revenues.

As of March 31, 2018, four customers individually accounted for 20%, 19%, 13% and 11% of the Company’s accounts receivable, respectively. As of December 31, 2017, four customers individually accounted for 22%, 14%, 14% and 11% of the Company’s accounts receivable, respectively.

Concentration of suppliers

For the three months ended March 31, 2018, two suppliers individually accounted for 73% and 21% of the Company’s cost of revenues, respectively. For the three months ended March 31, 2017, the same two suppliers individually accounted for 68% and 23% of the Company’s cost of revenues, respectively.

24.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of March 31, 2018:

Office Rental
US$(’000)
(Unaudited)
Nine months ending December 31,
-2018	279
Year ending December 31,
-2019	91
Total	370

For the three months ended March 31, 2018 and 2017, rental expenses under operating leases were approximately US$108,000 and US$98,000, respectively.

For the three months ended March 31, 2018 and 2017, rental expenses under operating leases were approximately US$108,000 and US$98,000, respectively.

In February 2018, the Company entered into a contract with an unrelated third party to development certain blockchain technology based applications with a total contract amount of US$4.5 million. As of March 31, 2018, the Company had paid US$1.2 million in accordance with the payment schedule set forth in the contract and the remaining unpaid contract amount is expected to be paid in 2018.

In accordance with the agreement entered into between the Company and the noncontrolling interest holder of Chuang Fu Tian Xia as discussed in Note 12 above, the Company has agreed to pay the remaining consideration of RMB7.5 million (approximately US$1.2 million) in form of the Company’s common stock, which transaction is expected to be consummated in June 2018.

The Company is currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. The Company may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

Three Months Ended March 31, 2018 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	8,169	91	-	371	(371)	8,260
Cost of revenues	7,621	38	-	-	-	7,659
Total operating expenses	1,622	22	-	1,344 (1)	(371)	2,617
Depreciation and amortization expense included in total operating expenses	197	-	-	19	-	216
Impairment on long-term investments included in total operating expenses	-	-	-	471	-	471
Operating (loss)/income	(1,074)	31	-	(973)	-	(2,016)

Change in fair value of warrant liabilities	-	-	-	1,474	-	1,474

Net (loss)/income	(1,073)	20	-	483	-	(570)

Expenditure for long-term assets	448	-	1,200	1	-	1,649

Total assets – March 31, 2018	23,631	390	1,200	18,480	(11,295)	32,406
Total assets – December 31, 2017	28,524	402	-	11,013	(11,379)	28,560

(1)	Including approximately US$75,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2017 (Unaudited)

	Internet Ad. and data service	TV & Bank kiosks Ad.	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	7,264	-	-	-	7,264
Cost of revenues	5,992	-	-	-	5,992
Total operating expenses	1,561	28	732 (1)	-	2,321
Depreciation and amortization expense included in total operating expenses	329	-	25	-	354
Operating loss	(289)	(28)	(732)	-	(1,049)

Net loss	(309)	(28)	(732)	-	(1,069)

(2)	Including approximately US$211,000 share-based compensation expenses.

26.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted loss per share)	$(565)	$(1,087)

Weighted average number of common shares outstanding -Basic and diluted	15,484,082	11,982,504

Loss per share-Basic and diluted	$(0.04)	$(0.09)

For the three months ended March 31, 2018, the diluted loss per share calculation did not include warrants to purchase up to 774,000 shares of the Company’s common stock, because they were out of the money, and did not include options to purchase up to 835,216 shares of the Company’s common stock and 266,238 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a net loss for the period.

For the three months ended March 31, 2017, the diluted loss per share calculation did not include options to purchase up to 835,216 shares of the Company’s common stock, because they were out of the money, and did not include 266,238 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a net loss for the period.

27.	Share-based compensation expenses

In January 2017, the Company granted 75,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the year ended December 31, 2017. These shares were valued at US$1.02 per share, the closing bid price of the Company’s common stock on the date of the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the service was US$19,125 for the three months ended March 31, 2017.

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

In July 2017, the Company issued 75,000 shares of the Company’s restricted common stock to two management consulting service providers in exchange for its services to the Company for a 12-month period commencing on July 1, 2017. These shares were valued at US$1.67 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the three months ended March 31, 2018 was approximately US$31,300.

On April 1, 2016, the Company granted 16,000 shares of the Company’s restricted common stock in aggregate to two marketing service providers in exchange for their services to the Company for a 12-month period commencing on April 1, 2016. These shares were valued at US$1.73 per share, the closing bid price of the Company’s common stock on the date of the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the three months ended March 31, 2017 was approximately US$6,900.

The Company granted 140,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$3.93 per share, the closing bid price of the Company’s common stock on the date of the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the three months ended March 31, 2017 was approximately US$68,700.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 266,238 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at US$2.10 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares, total compensation expenses recognized for the three months ended March 31, 2018 and 2017 was approximately US$43,600 for both periods.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees, in the aggregate, to purchase up to 477,240 shares of the Company’s restricted common stock at an exercise price of US$2.10 per share, of which 159,080 options vested upon the date of grant, 159,080 options vested on September 14, 2016 and the remaining 159,080 options vested on September 14, 2017. These options were valuated at US$1.03-US$1.39 per option. Total compensation expenses recognized for the three months ended March 31, 2017 was approximately US$50,700.

Options issued and outstanding at March 31, 2018 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2018	835,216	3.04	$2.49	835,216	3.04	$2.49
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2018 (unaudited)	835,216	2.79	$2.49	835,216	2.79	$2.49

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
	US$(’000) (Unaudited)	US$(’000) (Unaudited)

Sales and marketing expenses	13	28
General and administrative expenses	51	165
Research and development expenses	11	18
Total	75	211

The aggregate unrecognized share-based compensation expenses as of March 31, 2018 and 2017 was approximately US$79,000 and US$431,000, respectively. All unrecognized share-based compensation expenses as of March 31, 2018 will be recognized for the year ending December 31, 2018.

28.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined that there are no other events that are material to the financial statements except for those has discussed in below paragraphs.

In February 2018, the Company entered into a contract with an unrelated third party to development certain blockchain technology based applications with a total contract amount of US$4.5 million. The Company made an additional payment of US$2.18 million, subsequently in April and May 2018, in accordance with the payment schedule set forth in the contract.

The Company has fully collected the US$2.0 million short-term loan lent to an unrelated third party which was recorded in other receivables as of March 31, 2018 by mid May 2018.

The Company received RMB3.0 million (approximately US$0.48 million) refund of deposit to suppliers in May subsequently due to termination of cooperation.

The Company repaid another RMB1.0 million (approximately US$0.16 million) of principal to Jinrun Fangzhou in April 2018, subsequently.

As of the date hereof, the purchase of the remaining equity interest in Chuang Fu Tian Xia has been registered with the local branch of the State Administration of Industry and Commerce.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, we consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of us and we are now a holding company, which, through certain contractual arrangements with operating entities in the PRC, is engaged in providing advertising, precision marketing, online to offline (O2O) sales channel expansion and the related data services to SMEs and entrepreneurial management and networking services for entrepreneurs in China.

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on Omni-channel precision advertising and marketing system. Our Omni-channel precision advertising and marketing system, primarily consists of digital advertising and marketing portals, include internet and mobile, and our other non-digital advertising units, such as TV. We provide and monitor varieties of advertising and marketing campaigns through this service system which generates effective sales leads through the combination of the Internet, mobile, content and others, including TV and schemes, we also provide search engine marketing services through this system to maximize market exposure and effectiveness for our clients.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, as promulgated by the SEC, and include the accounts of our Company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, you should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2017 Form 10-K. Please refer to Note 3 to the unaudited condensed consolidated interim financial statements for the discussion of the newly adopted revenue recognition accounting policy and the impact of other recently issued accounting pronouncements.

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$8,260	$7,245
From related parties	-	19
Total revenues	8,260	7,264
Cost of revenues	7,659	5,992
Gross profit	601	1,272

Operating expenses
Sales and marketing expenses	564	834
General and administrative expenses	1,389	1,092
Research and development expenses	193	395
Impairment on long-term investments	471	-
Total operating expenses	2,617	2,321

Loss from operations	(2,016)	(1,049)

Other income/(expenses)
Interest income	1	19
Interest expense	(11)	(36)
Other expenses	(22)	(3)
Change in fair value of warrant liabilities	1,474	-
Total other income/(expense)	1,442	(20)
Loss before income tax benefit and noncontrolling interests	(574)	(1,069)
Income tax benefit	4	-
Net loss	(570)	(1,069)
Net loss/(income) attributable to noncontrolling interests	5	(18)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(565)	$(1,087)

Revenues

The following tables set forth a breakdown of our total revenues, divided into five segments for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2018		2017
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$1,719	20.8%	$2,292	31.6%
-Search engine marketing and data service	6,443	78.0%	4,972	68.4%
-Technical and other services	7	0.1%	-	-
Internet advertising and related data services	8,169	98.90%	7,264	100%
TV advertising service	91	1.1%	-	-
Total	$8,260	100%	$7,264	100%

Total Revenues: Our total revenues increased to US$8.26 million for the three months ended March 31, 2018 from US$7.26 million for the same period last year, which was primarily due to increase in revenues from search engine marketing service during the period.

We derive the majority of our advertising and data service revenues from the sale of advertising space on our internet portals, sales of effective sales lead information, providing search engine marketing (“SEM”) services. The tables below summarize the revenues, cost of revenues, gross profit and net (loss)/income generated from each of our VIEs and subsidiaries for the three months ended March 31, 2018 and 2017, respectively, with inter-company transactions eliminated:

For the three months ended March 31, 2018:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Business Opportunity Online and subsidiaries	8,162	-	8,162
Beijing CNET Online and subsidiaries	91		91
Rise King WFOE and subsidiaries	7	-	7
Total revenues	8,260	-	8,260

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Business Opportunity Online and subsidiaries	7,621	541
Beijing CNET Online and subsidiaries	38	53
Rise King WFOE and subsidiaries	-	7
Total cost of revenues	7,659	601

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE and subsidiaries	(1,164)
Business Opportunity Online and subsidiaries	(699)
Beijing CNET Online and subsidiaries	21
ChinaNet Online Holdings, Inc.	1,272
Total net loss before allocation to the noncontrolling interest	(570)

For the three months ended March 31, 2017:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Business Opportunity Online and subsidiaries	7,245	19	7,264
Total revenues	7,245	19	7,264

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Business Opportunity Online and subsidiaries	5,992	1,272
Total cost of revenues	5,992	1,272

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(501)
Business Opportunity Online and subsidiaries	(326)
Beijing CNET Online and subsidiaries	(28)
ChinaNet Online Holdings, Inc.	(214)
Total net loss before allocation to the noncontrolling interest	(1,069)

Management considers revenues generated from internet advertising and data service, SEM and data services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

•	Internet advertising and data service revenues for the three months ended March 31, 2018 were approximately US$1.72 million, compared with US$2.29 million for the same period in 2017. The decrease in our internet advertising and data service revenues during the period was primarily due to that the overall economy slowdown in China, which resulted in lower consumer and business spending, our clients continued tightening their advertising and marketing investment budget on omni-channel advertising and marketing, and focused more on singular ad, cheaper advertising channel, e.g. search engine marketing and data service. The decrease in our internet advertising and data service revenues is considered temporary during our business transition and technology development. We intend to further optimize our cost control system, which aiming to help our clients to achieve more accurate advertising and marketing results with more acceptable and lower costs, and that will lead to increasing sales lead conversion rate, thereby increasing our recurring revenues in future period.

•	Revenue generated from search engine marketing and data service for the three months ended March 31, 2018 and 2017 was approximately US$6.44 million and US$4.97 million, respectively. This enhanced third-party search engine marketing and data service is to help our clients select and prioritize effective key words from analyzed keywords database for different search engines, combinations of key-words or combinations of sentences to achieve higher sales lead conversion rate on both mobile and PC searches. As discussed in the above paragraph, due to the overall economy slowdown in China, our clients also tightened their advertising and marketing investment budget and turn to choose more economic and singular marketing channel with more direct feedback and results, e.g. search engine marketing and data service etc. Therefore, there was an increase in search engine market and data service during the three months ended March 31, 2018, compared with the same period last year.

•	Revenue from TV advertising service was approximately US$0.09 million for the three months ended March 31, 2018. We generate this revenue from promote the related business information for our client through broadcast infomercials during the time slots we purchased from one of the provincial satellite TV station. We did not generate any TV advertising service revenue for the same period last year.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, marketing and data services. The following table sets forth our cost of revenues, divided into five segments, by amount and gross profit ratio for the periods indicated, with inter-segment transactions eliminated:

	Three Months Ended March 31,
	2018			2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio
-Internet advertising and data service	$1,719	$1,475	14%	$2,292	$1,178	49%
-Search engine marketing and data service	6,443	6,146	5%	4,972	4,814	3%
-Technical and other services	7	-	100%	-	-	-
Internet advertising and related data services	8,169	7,621	7%	7,264	5,992	18%
TV advertising service	91	38	58%	-	-	-
Total	$8,260	$7,659	7%	$7,264	$5,992	18%

Cost of revenues: Our total cost of revenues increased to US$7.66 million for the three months ended March 31, 2018, compared with US$5.99 million for the same period in 2017. Our cost of revenues primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, costs of TV advertising time purchased and other direct costs associated with providing services. The increase in our total cost of revenues for the three months ended March 31, 2018 was primarily due to the increase in costs associated with providing search engine marketing and data service, and was in line with the increase in the related revenues as discussed above.

•	For internet advertising and data service, cost of internet resources consumed for lead generation and sponsored search was the largest component of our cost of revenues, accounting for over 80% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). For the three months ended March 31, 2018 and 2017, our total cost of revenues for internet advertising and data service was US$1.48 million and US$1.18 million, respectively. The gross margin rate of our internet advertising and data service revenues decreased to 14% for the three months ended March 31, 2018, compared with 49% for the three months ended March 31, 2017. The significant decrease in our gross margin rate of this business segment was primarily due to that in order to retain customers under the intense market competition environment and maintain the customers satisfaction, we had to invest more aggressively in internet resources consumed for lead generation and sponsored search.

•	Costs for search engine marketing and data service was direct internet resource costs consumed for search engine marketing and data service provided to clients as described above. We normally charge our clients a service fee for this service on the certain percentage of the related direct cost consumed, which is normally 2%-6%. Gross margin rate of this service for the three months ended March 31, 2018 and 2017 was approximately 5% and 3%, respectively.

•	Cost for providing TV advertising services primarily consist of cost for purchase of TV advertising time slots from TV stations.

Gross Profit

As a result of the foregoing, our gross profit was US$0.60 million and US$1.27 million for the three months ended March 31, 2018 and 2017, respectively. Our overall gross margin decreased to 7% for the three months ended March 31, 2018, compared with 18% for the same period last year. The decrease in our overall gross margin rate was primarily due to increase in revenues from the relative lower margin search engine marketing and data service for the three months ended March 31, 2018, compared with that in the same period last year, which constituted approximately 78% of our total revenues for the three months ended March 31, 2018, compared with 68% of the total revenues in the same period last year, and decrease in gross margin rate of internet advertising and data service in response to market competition.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses and impairment on long-term investments. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2018		2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$8,260	100%	$7,264	100%
Gross Profit	601	7%	1,272	18%
Sales and marketing expenses	564	7%	834	11%
General and administrative expenses	1,389	17%	1,092	15%
Research and development expenses	193	2%	395	5%
Impairment on long-term investments	471	6%	-	-
Total operating expenses	$2,617	32%	$2,321	32%

Operating Expenses: Our total operating expenses was US$2.62 million and US$2.32 million for the three months ended March 31, 2018 and 2017, respectively.

•	Sales and marketing expenses: Sales and marketing expenses decreased to US$0.56 million for the three months ended March 31, 2018 from US$0.83 million for the same period of 2017. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the three months ended March 31, 2018, the change in our sales and marketing expenses was primarily due to the following reasons: (1) the decrease in advertising expenses for brand development of approximately US$0.12 million; and (2) the decrease in general expenses of our sales department of approximately US$0.15 million due to cost reduction plan executed by management.

•	General and administrative expenses: General and administrative expenses increased to US$1.39 million for the three months ended March 31, 2018 from US$1.09 million for the same period in 2017. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization, professional service fees, maintenance, utilities and other office expenses. For the three months ended March 31, 2018, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses and other general office expenses of approximately US$0.10 million, due to cost reduction plan executed by management; (2) the net effect of increase in allowance for doubtful accounts of approximately US$0.51 million; and (3) the decrease in share-based compensation expenses of approximately US$0.11 million.

•	Research and development expenses: Research and development expenses were US$0.19 million and US$0.40 million for the three months ended March 31, 2018 and 2017, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The decrease in research and development expenses for the three months ended March 31, 2018, compared with that in the same period last year, were primarily due to the decrease in headcount of our research and development department and the cost reduction plan executed by management.

•	Impairment on long-term investments: we recognized an approximately US$0.47 million other-than temporary impairment on our long-term investment to ChinaNet Chuang Tou for the three months ended March 31, 2018, representing the amount we expected not recoverable upon termination of the company later this year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$2.02 million and US$1.05 million for the three months ended March 31, 2018 and 2017, respectively.

Interest expense, net: For the three months ended March 31, 2018, interest income was immaterial. For the three months ended March 31, 2017, we earned approximately US$0.02 million of interest income, which was primarily contributed from the approximately US$3 million term deposit we placed in one of the major financial institutions in the PRC, which matured in July 2017. For the three months ended March 31, 2018, interest expense of approximately US$0.01 million incurred was primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs. For the three months ended March 31, 2017, interest expense of approximately US$0.04 million incurred were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs and amounts due from investors related to terminated security purchase agreements as discussed in Note 16.

Change in fair value of warrant liabilities: we issued warrants in our Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, gain of change in fair value of these warrant liabilities of approximately US$1.47 million was recorded in earnings for the three months ended March 31, 2018.

Loss before income tax benefit and noncontrolling interests: As a result of the foregoing, our loss before income tax benefit and noncontrolling interest was approximately US$0.57 million and US$1.07 million for the three months ended March 31, 2018 and 2017, respectively.

Income Tax benefit: For the three months ended March 31, 2018, we recognized an approximately US$4 thousand deferred tax benefit in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of the entities to which the operating losses relate. For the three months ended March 31, 2017, we recognized an approximately US$0.01 million deferred tax benefit in relation to the net operating loss incurred by our PRC operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of the entities to which the operating losses relate. We also incurred an approximately US$0.01 million income tax expenses by utilizing deferred tax assets recognized in previous years due to earnings generated during the period. In the aggregate, net income tax effect for the three months ended March 31, 2017 was nil.

Net loss: As a result of the foregoing, for the three months ended March 31, 2018 and 2017, we incurred a total net loss of approximately US$0.57 million and US$1.07 million, respectively.

Net loss/(income) attributable to noncontrolling interest from continuing operations: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation. For the three months ended March 31, 2018, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.005 million. For the three months ended March 31, 2017, net income allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.02 million.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss/income attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$0.57 million and US$1.09 million for the three months ended March 31, 2018 and 2017, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2018, we had cash and cash equivalents of approximately US$7.5 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to internet resource and technical services providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the payment for acquisitions to further expand our business and client base, investment in new blockchain technology based applications, investment in software technologies to enhance the functionality of the management tools for providing our advertising, marketing and data services and to secure the safety of our general network, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds from financing activities we generated. Our existing cash is adequate to fund operations for the next twelve months from the issuance date of this filing.

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2018
	Amounts in thousands of US dollars
Net cash used in operating activities	$(3,179)	$(2,007)
Net cash used in investing activities	(2,156)	-
Net cash provided by financing activities	9,770	-
Effect of foreign currency exchange rate changes on cash	116	19
Net increase/(decrease) in cash and cash equivalents	$4,551	$(1,988)

Net cash used in operating activities

For the three months ended March 31, 2018, our net cash used in operating activities of approximately US$3.18 million were primarily attributable to:

(1)	net loss excluding approximately US$0.22 million of non-cash expenses of depreciation and amortizations; approximately US$0.08 million share-based compensation; approximately US$0.48 million allowance for doubtful accounts; approximately US$0.47 million impairment on long-term investments; approximately US$1.47 million change in fair value of warrant liabilities and approximately US$0.004 million deferred tax benefit, yielded the non-cash items excluded net loss of approximately US$0.80 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable and service fee receivables due from related parties decreased by approximately US$3.42 million, due to the efforts we made in strength the accounts receivable collection in the first fiscal quarter of 2018;

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers increased by approximately US$1.18 million, primarily due to increase in prepayments made to our largest internet resources suppliers as required;

-	accounts payable decreased by approximately US$2.11 million, due to subsequent settlement with the major suppliers in the first fiscal quarter of 2018, which payments were temporarily delayed due to working capital deficit we suffered before our financing in January 2018;

-	accruals and other payables decreased by approximately US$0.70 million, due to settlement of these operational liabilities after the financing in January 2018;

-	advance from customers decreased by approximately US$1.67 million;

-	other receivables increased by approximately US$0.05 million; and

-	tax payables decreased by approximately US$0.09 million.

For the three months ended March 31, 2017, our net cash used in operating activities of approximately US$2.0 million were primarily attributable to:

(1)	net loss excluding approximately US$0.35 million of non-cash expenses of depreciation and amortizations; approximately US$0.21 million share-based compensation; approximately US$0.03 million reversal of allowance for doubtful accounts, yielded the non-cash items excluded net loss of approximately US$0.54 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.3 million;

-	advance from customers increased by approximately US$3.2 million, which we collected from customers for the advance payment required by one of our largest internet resources suppliers;

-	other receivables decreased by approximately US$0.02 million; and

-	other current liabilities increased by approximately US$0.08 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties increased by approximately US$1.77 million;

-	deposit and prepayment to suppliers increased by approximately US$3.19 million, due to additional advance payment required by one of our largest internet resources suppliers; and

-	accruals decreased by approximately US$0.09 million.

Net cash used in investing activities

For the three months ended March 31, 2018, (1) we paid approximately US$0.001 million for the purchase of general office equipment; (2) we collected approximately US$2.67 million short-term working capital loan lent to an unrelated third party in the third quarter of 2017; (3) we prepaid approximately US$1.18 million for the acquisition of the 49% noncontrolling interest in a majority-owned subsidiary of ours, which transaction is expected to be consummated in June 2018; (4) we prepaid US$1.2 million for the development of certain blockchain technology based applications and paid approximately US$0.45 million to settle the remaining balance of an intangible assets purchased in the four fiscal quarter of 2016; and (5) we lent another unrelated party a short-term loan of US$2.0 million during the period, which has been fully collected as of the date hereof. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.16 million for the three months ended March 31, 2018.

For the three months ended March 31, 2017, there was no cash provided by or used in investing activities.

Net cash provided by financing activities

For the three months ended March 31, 2018, (1) we consummated a registered direct offering of 2,150,001 shares of our common stock to certain institutional investors at a purchase price of $5.15 per share. As part of the transaction, we also issued to the investors warrants for the purchase of up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share (“the Financing”). We received net proceeds of approximately $10.26 million, after deduction of approximately US$0.81 million direct financing cost paid in cash; and (2) Due to termination of security purchase agreements in May 2016, we repaid our previous investors of approximately US$0.49 million guarantee payment and prepayment received upon entering the agreements during the first fiscal quarter of 2018. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$9.77 million for the three months ended March 31, 2018.

For the three months ended March 31, 2017, there was no cash provided by or used in financing activities.

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

As a result of these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of March 31, 2018 and December 31, 2017, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets, was approximately US$11.3 million and US$8.3 million, respectively.

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

Although the current Exchange Rules allow the convertibility of Renminbi into foreign currency for current account items, conversion of Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that it will be able to obtain all required conversion approvals for our operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Renminbi in the future. Currently, most of our retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit our ability to use retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

As of March 31, 2018 and December 31, 2017, there was approximately US$7.4 million and US$9.2 million retained earnings in the aggregate, respectively, which was generated by our PRC subsidiaries and VIEs in Renminbi included in our consolidated net assets, aside from US$2.6 million statutory reserve funds as of March 31, 2018 and December 31, 2017, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiaries’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$11.3 million US$8.3 million restricted net assets as of March 31, 2018 and December 31, 2017, respectively, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: May 21, 2018	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

