Form 10-Q
period 2018-06-30
ChinaNet Online Holdings, Inc.
filed 2018-08-17
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 17, 2018, the registrant had 16,132,543 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2018	December 31, 2017
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,086	$2,952
Accounts receivable, net	6,600	7,215
Other receivables, net	165	2,646
Prepayment and deposit to suppliers	2,579	4,073
Due from related parties, net	-	14
Total current assets	14,430	16,900

Long-term investments	453	918
Property and equipment, net	213	299
Intangible assets, net	1,628	3,808
Prepayment for blockchain and other software applications development	3,738	-
Goodwill	-	5,277
Deferred tax assets, net	677	1,358
Total Assets	$21,139	$28,560

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$756	$765
Accounts payable *	1,465	2,851
Advances from customers *	1,399	3,559
Accrued payroll and other accruals *	401	559
Payable for acquisition of noncontrolling interest *	756	-
Due to investors related to terminated security purchase agreements	-	938
Payable for purchasing of software technology *	-	436
Taxes payable *	3,054	3,168
Other payables *	145	687
Total current liabilities	7,976	12,963

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2018	December 31, 2017
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	132	134
Warrant liabilities	1,327	-
Total Liabilities	9,435	13,097

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 16,132,543 shares and 13,982,542 shares at June 30, 2018 and December 31, 2017, respectively)	16	14
Additional paid-in capital	37,853	31,554
Statutory reserves	2,607	2,607
Accumulated deficit	(30,556)	(20,487)
Accumulated other comprehensive income	1,786	1,598
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	11,706	15,286

Noncontrolling interests	(2)	177
Total equity	11,704	15,463

Total Liabilities and Equity	$21,139	$28,560

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$30,780	$17,662	$22,520	$10,417
From related parties	-	102	-	83
Total revenues	30,780	17,764	22,520	10,500
Cost of revenues	29,211	14,792	21,552	8,800
Gross profit	1,569	2,972	968	1,700

Operating expenses
Sales and marketing expenses	844	1,659	280	825
General and administrative expenses	2,867	2,084	1,478	992
Research and development expenses	433	700	240	305
Impairment on intangible assets	1,878	-	1,878	-
Impairment on goodwill	5,412	-	5,412	-
Total operating expenses	11,434	4,443	9,288	2,122

Loss from operations	(9,865)	(1,471)	(8,320)	(422)

Other income (expenses)
Impairment on long-term investments	(471)	-	-	-
Interest expense, net	(19)	(36)	(9)	(19)
Other expenses	(28)	(206)	(6)	(203)
Change in fair value of warrant liabilities	948	-	(526)	-
Total other income/(expenses)	430	(242)	(541)	(222)

Loss before income tax expense and noncontrolling interests	(9,435)	(1,713)	(8,861)	(644)
Income tax expense	(689)	(113)	(693)	(113)
Net loss	(10,124)	(1,826)	(9,554)	(757)
Net loss/(income) attributable to noncontrolling interests	55	(50)	50	(32)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(10,069)	$(1,876)	$(9,504)	$(789)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(10,124)	$(1,826)	$(9,554)	$(757)
Foreign currency translation gain/(loss)	194	432	(280)	326
Comprehensive loss	$(9,930)	$(1,394)	$(9,834)	$(431)
Comprehensive loss/(income) attributable to noncontrolling interests	49	(15)	52	(34)
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(9,881)	$(1,409)	$(9,782)	$(465)

Loss per share
Loss per common share
Basic and diluted	$(0.64)	$(0.16)	$(0.60)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	15,676,249	11,990,950	15,866,305	11,999,304

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(10,124)	$(1,826)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	427	707
Share-based compensation expenses	151	348
Provision for allowances for doubtful accounts	794	(29)
Impairment on long-term investments	471	-
Impairment on intangible assets	1,878	-
Impairment on goodwill	5,412	-
Change in fair value of warrant liabilities	(948)	-
Deferred taxes	689	113
Changes in operating assets and liabilities
Accounts receivable	(257)	(1,666)
Other receivables	(16)	(19)
Prepayment and deposit to suppliers	1,504	136
Due from related parties	23	(10)
Accounts payable	(1,402)	24
Advances from customers	(2,197)	1,050
Accrued payroll and other accruals	(154)	(225)
Other payables	(495)	86
Taxes payable	(77)	38
Net cash used in operating activities	(4,321)	(1,273)

Cash flows from investing activities
Purchase of office equipment	(6)	(2)
Short-term loan to unrelated parties	(2,111)	-
Repayment of short-term loan from unrelated parties	4,668	-
Payment for acquisition of noncontrolling interest	(1,177)	-
Prepayment for blockchain and other software applications development	(3,752)	-
Purchase of software technology	(447)	-
Net cash used in investing activities	(2,825)	(2)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash issuance cost of US$809)	10,263	-
Repayment to investors related to terminated security purchase agreements	(957)	-
Net cash provided by financing activities	9,306	-

Effect of exchange rate fluctuation on cash and cash equivalents	(26)	56

Net increase/(decrease) in cash and cash equivalents	2,134	(1,219)

Cash and cash equivalents at beginning of the period	2,952	3,035
Cash and cash equivalents at end of the period	$5,086	$1,816

Supplemental disclosure of cash flow information

Income tax paid	$-	$-
Interest expense paid	$130	$19

Non-cash transaction disclosure

Payable for acquisition of noncontrolling interest	$756	$-

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

As of June 30, 2018, the Company operated its business primarily in China through its PRC subsidiaries and operating entities, or Variable Interest Entities (“VIEs”) as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission (the “2017 Form 10-K”) on April 16, 2018.

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

In May 2018, the Company, through its wholly owned subsidiary in the PRC, incorporated a new majority-owned subsidiary, Business Opportunity Chain (Beijing) Technology Development Co., Ltd. (“Business Opportunity Chain”) with three unrelated parties. The registered capital of Business Opportunity Chain is RMB10 million (approximately US$1.5 million) and the Company beneficially owns 51% equity interest in this entity. Business Opportunity Chain was established to provide research and develop and other technical support for the Company’s blockchain business units. As of the date hereof, Business Opportunity Chain is still in its start-up stage.

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,130	$2,904
Accounts receivable, net	6,600	7,215
Other receivables, net	47	2,629
Prepayment and deposit to suppliers	2,392	4,009
Due from related parties, net	-	14
Total current assets	10,169	16,771

Property and equipment, net	123	177
Intangible assets, net	52	2,112
Goodwill	-	5,277
Deferred tax assets, net	609	975
Total Assets	$10,953	$25,312

Liabilities
Current liabilities:
Short-term bank loan	$756	$765
Accounts payable	1,464	2,848
Advances from customers	1,398	3,559
Accrued payroll and other accruals	178	159
Due to Control Group	11	11
Payable for acquisition of noncontrolling interest	756	-
Payable for purchasing of software technology	-	436
Taxes payable	2,603	2,711
Other payables	84	155
Total current liabilities	7,250	10,644

Total Liabilities	$7,250	$10,644

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

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	30,773	17,733
Cost of revenues	(29,211)	(14,792)
Total operating expenses	(10,025)	(3,159)
Net loss before allocation to noncontrolling interests	(8,861)	(516)

	Three Months Ended June 30,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	22,520	10,469
Cost of revenues	(21,552)	(8,800)
Total operating expenses	(8,763)	(1,526)
Net loss before allocation to noncontrolling interests	(8,183)	(163)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of June 30, 2018 and for the six and three months ended June 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the 2017 Form 10-K.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2018, its condensed consolidated results of operations for the six and three months ended June 30, 2018 and 2017, and its condensed consolidated cash flows for the six months ended June 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2018	December 31, 2017
Balance sheet items, except for equity accounts	6.6166	6.5342

	Six Months Ended June 30,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.3711	6.8697

	Three Months Ended June 30,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.3789	6.8536

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the six months ended June 30, 2018 and 2017, advertising expenses for the Company’s own brand building were approximately US$411,000 and US$1,103,000, respectively. For the three months ended June 30, 2018 and 2017, advertising expenses for the Company’s own brand building were approximately US$22,000 and US$593,000, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Research and development expenses

The Company accounts for the cost of developing and upgrading technologies and platforms and intellectual property that are used in its daily operations in research and development cost. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2018 and 2017 were approximately US$433,000 and US$700,000, respectively. Expenses for research and development for the three months ended June 30, 2018 and 2017 were approximately US$240,000 and US$305,000, respectively.

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

All of the Company’s revenues are generated from the PRC. The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and data service
--online advertising placement	4,551	3,933	2,954	2,031
--sales of effective sales lead information	283	813	161	423
Search engine marketing and data service	25,848	12,987	19,405	8,015
TV advertising service	91	-	-	-
Others	7	31	-	31
Total revenues	30,780	17,764	22,520	10,500

	Six Months Ended June 30		Three Months Ended June 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	30,497	16,951	22,359	10,077
Revenue recognized at a point in time	283	813	161	423
Total revenues	30,780	17,764	22,520	10,500

Contract costs

For the six and three months ended June 30, 2018, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

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

The Company’s contract liabilities consist of advance from customers related to unsatisfied performance obligations in relation to internet adverting service, search engine marketing service, as well as TV advertising service. The Company’s contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the six months ended June 30, 2018:

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advance from customers
US$(’000)

Balance as of January 1, 2018	3,559
Revenue recognized from beginning contract liability balance	(3,248)
Advances received from customers related to unsatisfied performance obligations	1,132
Exchange translation adjustment	(44)
Balance as of June 30, 2018 (Unaudited)	1,399

For the six and three months ended June 30, 2018, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2018, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

h)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2018 is as follows:

		Fair value measurement at reporting date using
	As of June 30, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 20)	1,327	-	-	1,327

The fair value of goodwill was determined using income approach (Note 12). The following table summarizes the quantitative information about the Company’s Level 3 significant unobservable internally-developed inputs used in determining the fair value of goodwill as of June 30, 2018:

	Valuation technique(s)	Unobservable inputs	Value of inputs
Goodwill	Discounted Cash Flow	Base projection period (years)	5
		Discount rate	20%
		Terminal growth rate	3.5%

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i)	Impact of recently issued accounting pronouncements

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

In June 2018, the FASB issued ASU 2018-07: “Compensation—Stock Compensation (Topic 718)- Improvements to Nonemployee Share-Based Payment Accounting”. The Board is issuing this Update as part of its Simplification Initiative. The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

4.	Accounts receivable, net

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	10,131	10,008
Allowance for doubtful accounts	(3,531)	(2,793)
Accounts receivable, net	6,600	7,215

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2018 and December 31, 2017, the Company provided approximately US$3,531,000 and US$2,793,000 allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the six and three months ended June 30, 2018, approximately US$0.80 million and US$0.33 million allowance for doubtful accounts was provided, respectively. For the six and three months ended June 30, 2017, no allowance for doubtful accounts related to the Company’s accounts receivable was provided or reversed.

5.	Other receivables, net

Other receivables as of June 30, 2018 primarily represented an aggregate of RMB0.70 million (approximately US$0.11 million) short-term loans to an unrelated entity, of which RMB0.50 million (approximately US$0.08 million) was lent on June 1, 2018 and will mature on August 31, 2018, the remaining RMB0.20 million (approximately US$0.03 million) was lent on June 25, 2018 and will mature on August 24, 2018. The loans were unsecured, and the borrower agreed to pay the Company an annualized interest rate of 12% per annum.

Other receivables as of December 31, 2017 primarily represented the remaining balance of a short-term working capital loan to another unrelated entity, which was fully repaid during the first fiscal quarter of 2018.

As of June 30, 2018 and December 31, 2017, other receivables also included approximately RMB5.8 million (US$0.9 million) overdue contractual deposits, which were related to advertising resources purchase contracts that had been completed with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of June 30, 2018 and December 31, 2017, the Company had provided full allowance against these doubtful accounts.

For the six and three months ended June 30, 2018, no allowance for doubtful accounts was provided or reversed against the Company’s other receivables. For the six months ended June 30, 2017, approximately US$0.03 million allowance for doubtful accounts related to the Company’s other receivables was reversed due to subsequent collection. For the three months ended June 30, 2017, no allowance for doubtful accounts related to the Company’s other receivables was provided or reversed.

6.	Prepayments and deposit to suppliers

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet and TV resources providers	1,579	1,870
Prepayments to internet and TV resources providers	769	1,331
Deposits to other services providers	-	765
Other deposits and prepayments	231	107
	2,579	4,073

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Due from related parties, net

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	151	156
Guohua Shiji (Beijing) Communication Co., Ltd.	209	184
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	-	33
ChinaNet Chuang Tou (Shenzhen) Co., Ltd.	-	14
	360	387
Allowance for doubtful accounts	(360)	(373)
Due from related parties, net	-	14

The above related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies. As of June 30, 2018 and December 31, 2017, due from related parties primarily included a total amount of short-term working capital loans of RMB2.38 million (approximately US$0.36 million) and RMB2.2 million (approximately US$0.34 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are advanced to supplement the short-term operational needs of these related parties to assist certain of their business developing projects. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year.

As of December 31, 2017, based on the assessment of the collectability of these related party balances, the Company provided full allowance for doubtful accounts against its service fee receivables due from Saimeiwei, Chuangshi Meiwei and Guohua Shiji and its short-term working capital loans advanced to Guohua Shiji and Chuangshi Meiwei, as a result of the unfavorable facts related to the business status of these related parties, as discussed in Note 9 to the audited financial statements in the Company’s 2017 Form 10-K.

For the six and three months ended June 30, 2018, the Company reversed approximately US$0.01 million and US$0.02 million allowance for doubtful accounts against the Company’s balances due from related parties, respectively, because of subsequent collection of service fee receivables. For the six and three months ended June 30, 2017, no allowance for doubtful accounts related to the Company’s balances due from related parties was provided or reversed.

8.	Long-term investments

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)
Equity method investments:
Investment in equity method investees	744	753
Advance to equity method investees	79	80
Impairment on equity method investments	(823)	(833)
Total equity method investments	-	-

Cost method investments:
Investment in cost method investees	1,111	1,125
Impairment on cost method investments	(658)	(207)
Total cost method investments	453	918

Total long-term investments	453	918

Equity method investments

As of June 30, 2018 and December 31, 2017, the Company beneficially owned 23.18% and 25.5% equity interest in Shenzhen Mingshan and Zhao Shang Ke Hubei, respectively. The Company accounts for its investments in these companies under equity method of accounting. Based on the facts of the significant decline in level of business activities from 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant and the possibility of the business recovery is remote. As a result, the Company reduced the carrying value of these investments to zero as of December 31, 2015.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cost method investments

As of June 30, 2018 and December 31, 2017, the Company beneficially owned a 19% equity interest in both ChinaNet Chuang Tou and Guohua Shiji, a 10% equity interest in both Chuangshi Meiwei and Beijing Saturday, and a 15% equity interest in ChinaNet Korea. The Company accounts for its investments in these companies under cost method of accounting. The Company adopted ASU 2016-01 and chose to measure its cost method investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

As of December 31, 2017, the Company had reduced the carrying value of its investments in ChinaNet Korea, Chuangshi Meiwei, Guohua Shiji and Beijing Saturday to zero, due to the business activities of these companies had become dormant. The following table summarizes the movement of the Company’s investment in ChinaNet Chuang Tou for the six months ended June 30, 2018:

ChinaNet Chuang Tou
US$(’000)

Balance as of January 1, 2018	918
Impairment on cost method investments	(453)
Exchange translation adjustment	(12)
Balance as of June 30, 2018 (Unaudited)	453

The shareholders of ChinaNet Chuang Tou have decided to terminate the operation of this investee company within 2018. As a result, the Company recognized approximately US$0.47 million of other-than temporary impairment loss for the six months ended June 30, 2018, representing the amount expected not recoverable. In early August 2018, the Company received RMB3.0 million (approximately US$0.45 million) cash returned from ChinaNet Chuang Tou. ChinaNet Chuang Tou then became dormant.

9.	Property and equipment, net

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	333	337
Vehicles	800	810
Office equipment	1,398	1,410
Electronic devices	1,149	1,164
Property and equipment, cost	3,680	3,721
Less: accumulated depreciation	(3,305)	(3,258)
Less: impairment loss on idle fixed assets	(162)	(164)
Property and equipment, net	213	299

Depreciation expenses in the aggregate for the six months ended June 30, 2018 and 2017 were approximately US$91,000 and US$100,000, respectively. Depreciation expenses in the aggregate for the three months ended June 30, 2018 and 2017 were approximately US$43,000 and US$49,000, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Intangible assets, net

	As of June 30, 2018 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Intangible assets not subject to amortization:
Domain name	1,460	-	(1,460)	-
Intangible assets subject to amortization:
Customer relationship	2,013	(2,013)	-	-
Non-compete agreements	1,108	(602)	(506)	-
Software technologies	310	(310)	-	-
Cloud compute software technology	1,403	(921)	(430)	52
Intelligent marketing data service platform	4,880	(1,977)	(2,903)	-
Internet safety, information exchange security and data encryption software	1,965	(393)	-	1,572
Cloud video management system	1,436	(356)	(1,080)	-
Other computer software	118	(114)	-	4
Total	$14,693	$(6,686)	$(6,379)	$1,628

	As of December 31, 2017
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Intangible assets not subject to amortization:
Domain name	1,478	-	(1,478)	-
Intangible assets subject to amortization:
Customer relationship	2,038	(2,038)	-	-
Non-compete agreements	1,122	(610)	(512)	-
Software technologies	314	(314)	-	-
Cloud compute software technology	1,420	(923)	(435)	62
Intelligent marketing data service platform	4,942	(1,853)	(1,600)	1,489
Internet safety, information exchange security and data encryption software	1,990	(299)	-	1,691
Cloud video management system	1,454	(291)	(602)	561
Other computer software	120	(115)	-	5
Total	$14,878	$(6,443)	$(4,627)	$3,808

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses in aggregate for the six months ended June 30, 2018 and 2017 were approximately US$336,000 and US$607,000, respectively. Amortization expenses in aggregate for the three months ended June 30, 2018 and 2017 were approximately US$168,000 and US$304,000, respectively.

Due to shifting business development strategy focus to blockchain related technology and applications, for the six and three months ended June 30, 2018, the Company provided full impairment loss of approximately US$1.88 million against the remaining carrying value of its intangible assets of intelligent marketing data service platform and cloud video management system related to providing management tools services for data collection and analysis, as these assets are not expected to be able to generate economic benefit for the Company in future periods.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 7.83 years as of June 30, 2018, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$108,000 for the six months ending December 31, 2018, approximately US$215,000 each year for the year ending December 31, 2019 and 2020, approximately US$206,000 for the year ending December 31, 2021 and approximately US$196,000 for the year ending December 31, 2022.

11.	Prepayment for blockchain and other software applications development

In February 2018, the Company entered into a contract with an unrelated entity to develop certain blockchain technology based applications. Total amount of the contract was US$4.5 million. As of June 30, 2018, the Company had paid US$3.38 million in accordance with the payment schedule set forth in the contract. The preliminary version of the applications will be ready for trial test by the end of December 2018, and the development project is expected to be completed before June 2019.

In March 2018, the Company entered into a contract with another unrelated entity to develop a social network (WeChat) based marketing campaign application. Total amount of the contract was RMB3.0 million (approximately US$0.45 million). As of June 30, 2018, the Company had paid RMB2.4 million (approximately US$0.36 million) in accordance with the payment schedule set forth in the contract. The preliminary version of the application will be ready for trial test by the end of October 2018, and the development project is expected to be completed before December 2018.

12.	Goodwill

Amount
US$(’000)

Balance as of January 1, 2018	5,277
Impairment on goodwill	(5,211)
Exchange translation adjustment	(66)
Balance as of June 30, 2018 (unaudited)	-

The Company’s goodwill was attributable to its internet advertising and data service reporting unit. The Company performed goodwill impairment test as of June 30, 2018 and determined the fair value of the reporting unit using income approach by a discounted cash flow analysis (See Note 3 (h) for significant unobservable internally-developed inputs used in the fair value measurement). In accordance with ASU 2017-04, which the Company has adopted on January 1, 2018, by comparing the fair value of the reporting unit with its carrying amount, the Company recorded approximately US$5.41 million impairment loss on its goodwill for the six and three months ended June 30, 2018.

13.	Short-term bank loan

Short-term bank loan as of June 30, 2018 and December 31, 2017 represented short-term bank loans of RMB5.0 million (approximately US$0.8 million), in the aggregate, borrowed by one of the Company’s VIEs from a major financial institution in China to supplement its short-term working capital needs, of which RMB3.0 million (approximately US$0.5 million) was borrowed on August 16, 2017 and will mature on August 15, 2018, the remaining RMB2.0 million (approximately US$0.3 million) was borrowed on October 23, 2017 and will mature on October 22, 2018.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 13, 2018, the Company repaid the RMB3.0 million (approximately US$0.5 million) short-term loan and re-borrowed it on the same date, which will mature on January 12, 2019.

The interest rate of these short-term bank loans was 5.655% per annum as of June 30, 2018 and December 31, 2017, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”).

14.	Accrued payroll and other accruals

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	239	203
Accrued operating expenses	162	356
	401	559

15.	Payable for acquisition of noncontrolling interest

In March 2018, the Company entered into an agreement with the noncontrolling interest holder of Chuang Fu Tian Xia to purchase the remaining 49% equity interest of Chuang Fu Tian Xia for a total consideration of RMB15 million (approximately US$2.3 million), of which 50% of the total consideration need to be paid in cash and the remaining 50% of the total consideration would be paid in form of the Company’s common stock. As of June 30, 2018, the Company had paid the cash part of the consideration, RMB7.5 million (approximately US$1.1 million), as a prepayment to the noncontrolling interest holder of Chuang Fu Tian Xia. The counterparty is required to complete the registration of the transfer of equity interest with the local branch of the State Administration of Industry and Commerce before the Company shall pay the remaining consideration in form of the Company’s common stock.

In May 2018, the purchase of the 49% equity interest in Chuang Fu Tian Xia was registered with the local branch of the State Administration of Industry and Commerce, which represented the official transfer of the 49% equity interest from the noncontrolling interest to the Company.

In early July 2018, the Company and the noncontrolling interest holder of Chuang Fu Tian Xia entered into an amendment agreement related to this transaction, pursuant to which, the two parties agreed to change the total consideration from RMB15 million to RMB12.5 million, and agreed to amend the form of settlement of the unpaid consideration of RMB5.0 million (approximately US$0.76 million) from the Company’s Common Stock to cash. In accordance with the amendment agreement, the Company has paid RMB3.5 million (approximately US$0.53 million) on July 31, 2018 and the remaining RMB1.5 million (approximately US$0.23 million) will be paid before August 31, 2018.

The Company accounted for this transaction as an equity transaction with no gain or loss to be recognized in its consolidated statement of operations. The carrying amount of the noncontrolling interest was adjusted to reflect the change in its ownership interest in the subsidiary, the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted was recognized in equity attributable to the parent and the subsidiary’s accumulated comprehensive income was reallocated among the parent and the noncontrolling interest through an adjustment to the parent’s equity.

16.	Due to new investors related to terminated security purchase agreements

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

As of June 30, 2018, the Company had fully repaid Jinrun Fangzhou and Dongsys Innovation their principal and the related interest through December 31, 2017. Both Dongsys Innovation and Jinrun Fangzhou agreed not to charge additional interest in fiscal 2018.

17.	Payable for purchasing of software technology

As of December 31, 2017, payable for purchasing of software technology presented the remaining outstanding payment balance of approximately RMB2.85 million (approximately US$0.4 million) for purchasing of software technology, which transaction consummated in the fourth fiscal quarter of 2016. The Company paid the outstanding amount to the counterparty in March 2018.

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

i). b. The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the six and three ended June 30, 2018, or any prior periods. Before enactment of the Act, the Company did not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability. Please see additional discussion regarding the assessment of the income tax effect of the Act in item i). d. below.

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

i). d. As disclosed in Note 17 to the audited financial statements in the Company’s 2017 Form 10-K, based on a preliminary assessment, the Company concluded that no incremental income tax expense of the one-time transition tax on its previously deferred foreign earnings would be charged for the year ended December 31, 2017. Effective January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of specified foreign corporations (“SFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). According to the Company’s preliminary assessment based on its SFCs’ quarterly financial results, there was no taxable income related to GILTI for the six and three months ended June 30, 2018. However, due to complexity of the new tax rules under the Act, the Company did not have sufficient information currently to perform a comprehensive analysis on the historical operating results of each of its PRC subsidiaries to complete its assessment of the U.S. deferred tax assets that would have been utilized and or are expected to be utilizable under the Act and has not elected an accounting policy for the treatment of the taxes related to GILTI. In summary, the Company has not completed its accounting for the tax effects of enactment of the Act and is still analyzing certain aspects of the Act and is refining its calculations, which could potentially affect the measurement of the balances or potentially give rise to new deferred tax amounts. In addition, further regulatory guidance related to the Act is expected to be issued in 2018 which may result in changes to the Company’s estimates. Additional analysis of the law and the impact to the Company will be performed and any impact will be finalized no later than the fourth quarter of 2018.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the six and three months ended June 30, 2018 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	In November 2015, Business Opportunity Online was re-approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the preferential income tax rate of 15% until November 2018. Therefore, for the six and three months ended June 30, 2018 and 2017, the applicable income tax rate of Business Opportunity Online was 15%.

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for the six and three months ended June 30, 2018 and 2017.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the six and three months ended June 30, 2018 and 2017, the preferential income tax treatment enjoyed by the Company’s PRC VIE, Business Opportunity Online was based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where Business Opportunity Online operates in. The preferential income tax treatment is subject to change in accordance with the PRC government economic development policies and regulations. The preferential income tax treatment is primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of the preferential income tax treatment is subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the six and three months ended June 30, 2018 and 2017, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12% to 14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2018 and December 31, 2017, taxes payable consists of:

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,205	1,295
Enterprise income tax payable	1,849	1,873
Total taxes payable	3,054	3,168

Reconciliations of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax expense for each of the period presented are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-tax loss	(9,435)	(1,713)	(8,861)	(644)
U.S. federal rate	21%	35%	21%	35%
Income tax benefit computed at U.S. federal rate	1,981	600	1,861	225
Reconciling items:
Rate differential for PRC earnings	398	(135)	324	(42)
Preferential tax treatment effect	(107)	26	(55)	42
Tax effect on non-taxable change in fair value of warrant liabilities	199	-	(111)	-
Tax effect on non-deductible impairment on goodwill	(1,353)	-	(1,353)	-
Valuation allowance on deferred tax assets	(1,167)	(622)	(1,311)	(350)
Expired tax attribute carryforwards	(556)	-	-	-
Others	(84)	18	(48)	12
Effective income tax expense	(689)	(113)	(693)	(113)

For the six and three months ended June 30, 2018 and 2017, the Company’s income tax expense consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	-	-	-	-
Deferred-PRC	(689)	(113)	(693)	(113)
Income tax expense	(689)	(113)	(693)	(113)

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	7,882	7,657
Bad debts provision	1,045	879
Valuation allowance	(8,250)	(7,178)
Total deferred tax assets, net	677	1,358

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$13,716,660 and US$13,275,660 at June 30, 2018 and December 31, 2017, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back, but will carry forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$23,263,000 and US$23,959,000 at June 30, 2018 and December 31, 2017, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2023. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$8,250,000 and US$7,178,000 valuation allowance as of June 30, 2018 and December 31, 2017, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the six months ended June 30, 2018 and 2017, the Company recorded approximately US$1,167,000 and US$622,000 deferred tax valuation allowance, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded approximately US$1,311,000 and US$350,000 deferred tax valuation allowance, respectively.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors warrants			Placement agent warrants
	January 17, 2018	March 31, 2018	June 30, 2018	January 17, 2018	March 31, 2018	June 30, 2018

Stock price	$3.98	$1.67	$2.52	$3.98	$1.67	$2.52
Years to maturity	2.5	2.3	2.1	3.0	2.8	2.55
Risk-free interest rate	2.22%	2.35%	2.53%	2.39%	2.50%	2.56%
Dividend yield	-	-	-	-	-	-
Expected volatility	158%	164%	174%	147%	152%	159%
Exercise Price	$6.60	$6.60	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$2.93	$1.03	$1.71	$2.99	$1.06	$1.74

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

				Change in Fair Value (gain)/loss
	As of June 30, 2018	As of March 31, 2018	As of January 17, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2018
Fair value of the Warrants:
Investor warrants	1,103	664	1,890	(787)	439
Placement agent warrants	224	137	385	(161)	87
Warrant liabilities	1,327	801	2,275	(948)	526

Warrants issued and outstanding at June 30, 2018 and their movements during the six months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)

Balance, January 1, 2018	-			-
Granted/Vested	774,000	$6.60	2.58	645,000	$6.60	2.50
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2018 (Unaudited)	774,000	$6.60	2.13	645,000	$6.60	2.05

21.	Restricted net assets

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2018 and December 31, 2017, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, was approximately US$12.0 million and US$8.3 million, respectively.

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

As of June 30, 2018 and December 31, 2017, there was approximately US$nil and US$9.2 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.6 million of statutory reserve funds as of June 30, 2018 and December 31, 2017, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$12.0 million and US$8.3 million of restricted net assets as of June 30, 2018 and December 31, 2017, as discussed above.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$183,000 and US$226,000 for the six months ended June 30, 2018 and 2017, respectively. The total amounts for such employee benefits were approximately US$95,000 and US$97,000 for the three months ended June 30, 2018 and 2017, respectively.

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and other receivables. As of June 30, 2018, 43% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, the remaining 57% was held by a financial institution located in the United States of America. The Company believes that these financial institutions located in Mainland China and the United States of America are of high credit quality. For accounts receivable and other receivables, the Company extends credit based on an evaluation of the customer’s or other third parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and other receivables is significantly reduced.

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

Concentration of customers

For the six months ended June 30, 2018, two customers individually accounted for 14% and 14% of the Company’s revenues. For the three months ended June 30, 2018, one of the two customers individually accounted for 19% of the Company’s revenues, another customer individually accounted for 11% of the Company’s revenue.

For the six months ended June 30, 2017, one customer individually accounted for 21% of the Company’s revenues. For the three months ended June 30, 2017, the same one customer individually accounted for 21% of the Company’s revenues.

As of June 30, 2018, three customers individually accounted for 54%, 16% and 11% of the Company’s accounts receivable, respectively. As of December 31, 2017, two of the three customers individually accounted for 30% and 16% of the Company’s accounts receivable, respectively, and another customer individually accounted for 20% of the Company’s accounts receivable.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

For the six months ended June 30, 2018, two suppliers individually accounted for 83% and 13% of the Company’s cost of revenues. For the three months ended June 30, 2018, the same two suppliers individually accounted for 87% and 10% of the Company’s cost of revenues.

For the six months ended June 30, 2017, two suppliers individually accounted for 75% and 16% of the Company’s cost of revenues, respectively. For the three months ended June 30, 2017, the same two suppliers individually accounted for 81% and 11% of the Company’s cost of revenues, respectively.

24.	Commitments and contingencies

The following table sets forth the Company’s operating lease commitment as of June 30, 2018:

Office Rental
US$(’000)
(Unaudited)
Six months ending December 31,
-2018	177
Year ending December 31,
-2019	87
Total	$264

For the six months ended June 30, 2018 and 2017, rental expenses under operating leases were approximately US$206,000 and US$191,000, respectively. For the three months ended June 30, 2018 and 2017, rental expenses under operating leases were approximately US$98,000 and US$93,000, respectively.

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

Six Months Ended June 30, 2018 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	30,689	91	-	371	(371)	30,780
Cost of revenues	29,173	38	-	-	-	29,211
Total operating expenses	10,388	47	4	1,366 (1)	(371)	11,434
Depreciation and amortization expense included in total operating expenses	389	-	-	38	-	427
Impairment on goodwill included in total operating expenses	5,412	-	-	-	-	5,412
Impairment on intangible assets included in total operating expenses	1,878	-	-	-	-	1,878
Impairment on long-term investments included in total operating expenses	-	-	-	471	-	471
Operating (loss)/income	(8,872)	6	(4)	(995)	-	(9,865)

Change in fair value of warrant liabilities	-	-	-	948	-	948

Net (loss)/income	(9,271)	6	(4)	(855)	-	(10,124)

Expenditure for long-term assets	448	-	3,378	379	-	4,205

Total assets – June 30, 2018	12,518	335	3,447	19,524	(14,685)	21,139
Total assets – December 31, 2017	28,524	402	-	11,013	(11,379)	28,560

(1)	Including approximately US$151,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2018 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	22,520	-	-	-	-	22,520
Cost of revenues	21,552	-	-	-	-	21,552
Total operating expenses	8,766	25	4	493 (1)	-	9,288
Depreciation and amortization expense included in total operating expenses	192	-	-	19	-	211
Impairment on goodwill included in total operating expenses	5,412	-	-	-	-	5,412
Impairment on intangible assets included in total operating expenses	1,878	-	-	-	-	1,878
Operating loss	(7,798)	(25)	(4)	(493)	-	(8,320)

Change in fair value of warrant liabilities	-	-	-	(526)	-	(526)

Net loss	(8,198)	(14)	(4)	(1,338)	-	(9,554)

Expenditure for long-term assets	-	-	2,178	378	-	2,556

(1)	Including approximately US$76,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2017 (Unaudited)

	Internet Ad. and data service	TV Ad.	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	17,764	-	-	-	17,764
Cost of revenues	14,792	-	-	-	14,792
Total operating expenses	3,182	56	1,205 (1)	-	4,443
Depreciation and amortization expense included in total operating expenses	658	1	48	-	707
Operating loss	(210)	(56)	(1,205)	-	(1,471)

Expenditure for long-term assets	-	-	2	-	2

Net loss	(563)	(56)	(1,207)	-	(1,826)

(1)	Including approximately US$348,000 share-based compensation expenses.

Three Months Ended June 30, 2017 (Unaudited)

	Internet Ad. and data service	TV Ad.	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	10,500	-	-	-	10,500
Cost of revenues	8,800	-	-	-	8,800
Total operating expenses	1,621	28	473 (1)	-	2,122
Depreciation and amortization expense included in total operating expenses	329	1	23	-	353
Operating loss	79	(28)	(473)	-	(422)

Expenditure for long-term assets	-	-	2	-	2

Net loss	(254)	(28)	(475)	-	(757)

(1)	Including approximately US$137,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted loss per share)	$(10,069)	$(1,876)	$(9,504)	$(789)

Weighted average number of common shares outstanding -Basic and diluted	15,676,249	11,990,950	15,866,305	11,999,304

Loss per share-Basic and diluted	$(0.64)	$(0.16)	$(0.60)	$(0.07)

For the six and three months ended June 30, 2018, the diluted loss per share calculation did not include warrants to purchase up to 774,000 shares of the Company’s common stock, because they were out of the money, and did not include options to purchase up to 835,216 shares of the Company’s common stock and 266,238 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a net loss for both periods.

For the six and three months ended June 30, 2017, the diluted loss per share calculation did not include options to purchase up to 835,216 shares of the Company’s common stock and 266,238 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a net loss for both periods.

27.	Share-based compensation expenses

In January 2017, the Company granted 75,000 shares of the Company’s restricted common stock to its investor relations services provider, in exchange for its services to the Company for the year ended December 31, 2017. These shares were valued at US$1.02 per share, the closing bid price of the Company’s common stock on the date of the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the service was US$38,250 and US$19,125 for the six and three months ended June 30, 2017, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2017, the Company granted 20,000 shares of the Company’s restricted common stock to one of its independent directors in exchange for his services provided to the Company. These shares were valued at US$1.12 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense recognized for the six and three months ended June 30, 2017 was approximately US$22,400 and US$nil, respectively.

In July 2017, the Company issued 75,000 shares of the Company’s restricted common stock to two management consulting service providers in exchange for its services to the Company for a 12-month period commencing on July 1, 2017. These shares were valued at US$1.67 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the six and three months ended June 30, 2018 was approximately US$62,600 and US$31,300, respectively.

On April 1, 2016, the Company granted 16,000 shares of the Company’s restricted common stock in aggregate to two marketing service providers in exchange for their services to the Company for a 12-month period commencing on April 1, 2016. These shares were valued at US$1.73 per share, the closing bid price of the Company’s common stock on the date of the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the six and three months ended June 30, 2017 was approximately US$6,900 and US$nil, respectively.

The Company granted 140,000 shares of the Company’s restricted common stock to a management consulting service provider in exchange for its services to the Company for a 24-month period commencing on May 1, 2015. These shares were valued at US$3.93 per share, the closing bid price of the Company’s common stock on the date of the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the six and three months ended June 30, 2017 was approximately US$91,600 and US$22,900, respectively.

On June 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 266,238 shares of the Company’s restricted common stock, which will be vested on the third anniversary of the date of the grant. These shares were valued at US$2.10 per share, the closing bid price of the Company’s common stock on the date of grant. The Company adopted a 5% forfeiture rate for recognition of the related compensation expenses of these unvested shares. Total compensation expenses recognized for the six months ended June 30, 2018 and 2017 was approximately US$87,720 for both periods. Total compensation expenses recognized for the three months ended June 30, 2018 and 2017 was approximately US$44,100 for both periods.

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company also granted 5-year common stock purchase options to its employees, in the aggregate, to purchase up to 477,240 shares of the Company’s restricted common stock at an exercise price of US$2.10 per share, of which 159,080 options vested upon the date of grant, 159,080 options vested on September 14, 2016 and the remaining 159,080 options vested on September 14, 2017. These options were valuated at US$1.03-US$1.39 per option. Total compensation expenses recognized for the six and three months ended June 30, 2017 was approximately US$101,940 and US$51,250, respectively.

Options issued and outstanding at June 30, 2018 and their movements during the six months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2018	835,216	3.04	$2.49	835,216	3.04	$2.49
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2018 (unaudited)	835,216	2.54	$2.49	835,216	2.54	$2.49

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarized share-based compensation expenses recorded for the six and three months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	27	50	14	22
General and administrative expenses	102	262	51	97
Research and development expenses	22	36	11	18
Total	151	348	76	137

The aggregate unrecognized share-based compensation expenses as of June 30, 2018 and 2017 is approximately US$64,000 and US$294,000 respectively. All unrecognized share-based compensation expenses as of June 30, 2018 will be recognized for the year ending December 31, 2018.

28.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined that there are no other events that are material to the financial statements except for those have discussed in below paragraphs.

In July 2018, in accordance with the amendment agreement signed between the Company and the noncontrolling interest holder of Chuang Fu Tian Xia (Note 15), the Company paid the noncontrolling interest holder of Chuang Fu Tian Xia RMB3.5 million (approximately US$0.53 million) in relation to the acquisition of the 49% equity interest in Chuang Fu Tian Xia.

As discussed in Note 8 above, in early August 2018, the Company received RMB3.0 million (approximately US$0.45 million) investment return from its investee company, ChinaNet Chuangtou, which had become dormant as of the date hereof.

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

A.       RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2018 AND 2017

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$30,780	$17,662	$22,520	$10,417
From related parties	-	102	-	83
Total revenues	30,780	17,764	22,520	10,500
Cost of revenues	29,211	14,792	21,552	8,800
Gross profit	1,569	2,972	968	1,700

Operating expenses
Sales and marketing expenses	844	1,659	280	825
General and administrative expenses	2,867	2,084	1,478	992
Research and development expenses	433	700	240	305
Impairment on intangible assets	1,878	-	1,878	-
Impairment on goodwill	5,412	-	5,412	-
Total operating expenses	11,434	4,443	9,288	2,122

Loss from operations	(9,865)	(1,471)	(8,320)	(422)

Other income (expenses)
Impairment on long-term investments	(471)	-	-	-
Interest expense, net	(19)	(36)	(9)	(19)
Other expenses	(28)	(206)	(6)	(203)
Change in fair value of warrant liabilities	948	-	(526)	-
Total other expenses	430	(242)	(541)	(222)

Loss before income tax expense and noncontrolling interests	(9,435)	(1,713)	(8,861)	(644)
Income tax expense	(689)	(113)	(693)	(113)
Net loss	(10,124)	(1,826)	(9,554)	(757)
Net loss/(income) attributable to noncontrolling interests	55	(50)	50	(32)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(10,069)	$(1,876)	$(9,504)	$(789)

Revenues

The following tables set forth a breakdown of our total revenues, divided into five categories for the periods indicated, with inter-category transactions eliminated:

	Six Months Ended June 30,
	2018		2017
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$4,834	15.7%	$4,746	26.7%
-Search engine marketing and data service	25,848	84.0%	12,987	73.1%
-Technical and other services	7	-	31	0.2%
Internet advertising and related data services	30,689	99.7%	17,764	100%
TV advertising service	91	0.3%	-	-
Total	$30,780	100%	$17,764	100%

	Three Months Ended June 30,
	2018		2017
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$3,115	13.8%	$2,454	23.4%
-Search engine marketing and data service	19,405	86.2%	8,015	76.3%
-Technical and other services	-	-	31	0.3%
Internet advertising and related data services	22,520	100%	10,500	100%
TV advertising service	-	-	-	-
Total	$22,520	100%	$10,500	100%

Total Revenues: Our total revenues increased to US$30.8 million and US$22.5 million for the six and three months ended June 30, 2018, respectively, from US$17.8 million and US$10.5 million for the same periods last year, respectively, which was primarily due to the increase in revenues from search engine marketing and data service during the periods.

We derive the majority of our advertising and data service revenues from providing search engine marketing (“SEM”) services, sale of advertising space on our internet portals and sales of effective sales lead information. The tables below summarize the revenues, cost of revenues, gross profit and net (loss)/income generated from each of our VIEs and subsidiaries for the six and three months ended June 30, 2018 and 2017, respectively, with inter-company transactions eliminated:

For the six months ended June 30, 2018:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Business Opportunity Online and subsidiaries	30,682	-	30,682
Beijing CNET Online and subsidiaries	91	-	91
Rise King WFOE and subsidiaries	7	-	7
Total revenues	30,780	-	30,780

For the three months ended June 30, 2018:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Business Opportunity Online and subsidiaries	22,520	-	22,520
Total revenues	22,520	-	22,520

For the six months ended June 30, 2018:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Business Opportunity Online and subsidiaries	29,173	1,509
Beijing CNET Online and subsidiaries	38	53
Rise King WFOE and subsidiaries	-	7
Total	29,211	1,569

For the three months ended June 30, 2018:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Business Opportunity Online and subsidiaries	21,552	968
Total	21,552	968

For the six months ended June 30, 2018:

Name of subsidiary or VIE	Net (Loss)/Income
($’000)

Rise King WFOE and subsidiaries	(1,770)
Business Opportunity Online and subsidiaries	(8,856)
Beijing CNET Online and subsidiaries	(5)
ChinaNet Online Holdings, Inc.	507
Total net loss before allocation to the noncontrolling interest	(10,124)

For the three months ended June 30, 2018:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(606)
Business Opportunity Online and subsidiaries	(8,157)
Beijing CNET Online and subsidiaries	(26)
ChinaNet Online Holdings, Inc.	(765)
Total net loss before allocation to the noncontrolling interest	(9,554)

For the six months ended June 30, 2017:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Business Opportunity Online and subsidiaries	17,631	102	17,733
Rise King WFOE and subsidiaries	31	-	31
Total revenues	17,662	102	17,764

For the three months ended June 30, 2017:

Name of subsidiary or VIE	Revenue from unrelated parties	Revenue from related parties	Total
	($’000)	($’000)	($’000)

Business Opportunity Online and subsidiaries	10,386	83	10,469
Rise King WFOE and subsidiaries	31	-	31
Total revenues	10,417	83	10,500

For the six months ended June 30, 2017:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Business Opportunity Online and subsidiaries	14,792	2,941
Rise King WFOE and subsidiaries	-	31
Total	14,792	2,972

For the three months ended June 30, 2017:

Name of subsidiary or VIE	Cost of Revenues	Gross Profit
	($’000)	($’000)

Business Opportunity Online and subsidiaries	8,800	1,669
Rise King WFOE and subsidiaries	-	31
Total	8,800	1,700

For the six months ended June 30, 2017:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(949)
Business Opportunity Online and subsidiaries	(470)
Beijing CNET Online and subsidiaries	(46)
ChinaNet Online Holdings, Inc.	(361)
Total net loss before allocation to the noncontrolling interest	(1,826)

For the three months ended June 30, 2017:

Name of subsidiary or VIE	Net Loss
($’000)

Rise King WFOE and subsidiaries	(448)
Business Opportunity Online and subsidiaries	(144)
Beijing CNET Online and subsidiaries	(18)
ChinaNet Online Holdings, Inc.	(147)
Total net loss before allocation to the noncontrolling interest	(757)

Management considers revenues generated from internet advertising and data service, SEM and data services as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●	Internet advertising and data service revenues for the six and three months ended June 30, 2018 were approximately US$4.83 million and US$3.12 million, respectively, compared with US$4.75 million and US$2.45 million for the same periods in 2017, respectively. Due to overall economy slowdown in China, which resulted in lower consumption and business spending, our clients continued tightening their advertising and marketing investment budget on omni-channel advertising and marketing, and focused more on singular ad, cheaper advertising channel, e.g. search engine marketing and data service, we experienced decline in revenues in this business category from fiscal 2017. In response, we increased our investment in cost consumption for lead generation and sponsored search to maintain the customers’ satisfaction. As a result, starting from this fiscal quarter, revenues of this business category began to slowly recover, revenues from this business category increased by approximately US$0.09 million and US$0.66 million for the six and three months ended June 30, 2018, respectively, compared with the same period of last year, respectively. We intend to further optimize our cost control system, which aiming to help our clients to achieve more accurate advertising and marketing results with more acceptable and lower costs, and that will lead to increasing sales lead conversion rate, thereby increasing our recurring revenues in future periods.

●	Revenue generated from search engine marketing and data services for the six and three months ended June 30, 2018 increased to approximately US$25.85 million and US$19.41 million, respectively, compared with US$12.99 million and US$8.02 million for the same periods in 2017, respectively. This enhanced third-party search engine marketing and data service is to help our clients select and prioritize effective key words from analyzed keywords database for different search engines, combinations of key-words or combinations of sentences to achieve higher sales lead conversion rate on both mobile and PC searches. As discussed in the above paragraph, due to the overall economy slowdown in China, our clients also tightened their advertising and marketing investment budget and turn to choose more economic and singular marketing channel with more direct feedback and results, e.g. search engine marketing and data service etc. Therefore, there was an increase in search engine market and data service during the six and three months ended June 30, 2018, compared with the same periods last year.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, marketing and data services. The following table sets forth our cost of revenues, divided into five categories, by amount and gross profit ratio for the periods indicated, with inter-category transactions eliminated:

	Six Months Ended June 30,
	2018			2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$4,834	$4,207	13%	$4,746	$2,573	46%
-Search engine marketing and data service	25,848	24,966	3%	12,987	12,219	6%
-Technical and other services	7	-	100%	31	-	100%
Internet advertising and related data services	30,689	29,173	5%	17,764	14,792	17%
TV advertising service	91	38	58%	-	-	-
Total	$30,780	$29,211	5%	$17,764	$14,792	17%

	Three Months Ended June 30,
	2018			2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$3,115	$2,732	12%	$2,454	$1,395	43%
-Search engine marketing and data service	19,405	18,820	3%	8,015	7,405	8%
-Technical and other services	-	-	100%	31	-	100%
Internet advertising and related data services	22,520	21,552	4%	10,500	8,800	16%
TV advertising service	-	-	-	-	-	-
Total	$22,520	$21,552	4%	$10,500	$8,800	16%

Cost of revenues: Our total cost of revenues increased to US$29.21 million and US$21.55 million for the six and three months ended June 30, 2018, respectively, from US$14.79 million and US$8.80 million for the same periods in 2017, respectively. Our cost of revenues primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, costs of TV advertising time purchased, and other direct costs associated with providing services. The increase in our total cost of revenues for the six and three months ended June 30, 2018 was primarily due to the increase in costs associated with providing search engine marketing and data service, which was in line with the increase in the related revenues as discussed above.

●	For internet advertising and data service, cost of internet resources consumed for lead generation and sponsored search was the largest component of our cost of revenues, accounting for over 90% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). For the six and three months ended June 30, 2018, our total cost of revenues for internet advertising and data service was US$4.21 million and US$2.73 million, respectively, compared with US$2.57 million and US$1.40 million for the same periods last year, respectively. The gross margin rate of our internet advertising and data service revenues decreased to 13% and 12% for the six and three months ended June 30, 2018, respectively, compared with 46% and 43% for the six and three months ended June 30, 2017, respectively. The significant decrease in our gross margin rate of this business category was primarily due to that in order to retain customers under the intense market competition environment and maintain the customers’ satisfaction, we had to invest more aggressively in internet resources consumed for lead generation and sponsored search.

●	Costs for search engine marketing and data service was direct internet resource costs consumed for search engine marketing and data service provided to clients as described above. We normally charge our clients a service fee for this service on the certain percentage of the related direct cost consumed, which is normally 2%-10%. Gross margin rate of this service for the six and three months ended June 30, 2018 was approximately 3% for both periods, as compared with 6% and 8% for the same period of 2017, respectively. Decrease in gross profit margin of this business was primarily due to the strengthen of the overall market competition.

●	Cost for providing TV advertising services primarily consist of cost of TV advertising time slots purchased from TV stations.

Gross Profit

As a result of the foregoing, our gross profit was US$1.57 million and US$0.97 million, respectively, for the six and three months ended June 30, 2018, compared with US$2.97 million and US$1.70 million, respectively, for the six and three months ended June 30, 2017. Our overall gross margin rate decreased to 5% and 4% for the six and three months ended June 30, 2018, respectively, compared with 17% and 16% for the six and three months ended June 30, 2017, respectively. The decrease in our overall gross margin rate were primarily due to (1) the increase in revenues from the relative lower margin search engine marketing and data service for the six and three months ended June 30, 2018, compared with that in the same periods last year, which constituted approximately 84.0% and 86.2% of our total revenues for the six and three months ended June 30, 2018, respectively, compared with 73.1% and 76.3% of the total revenues, respectively; (2) the decrease in gross margin rate of search engine marketing and data service in response to market competition, to 3% for both the six and three months ended June 30, 2018, from 6% and 8% for the six and three months ended June 30, 2017, respectively; and (3) the decrease in gross margin rate of internet advertising and data service in response to market competition, to 13% and 12% for the six and three months ended June 30, 2018, respectively, from 46% and 43% for the six and three months ended June 30, 2017, respectively.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, impairment on intangible assets and impairment on goodwill. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2018		2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$30,780	100%	$17,764	100%
Gross Profit	1,569	5%	2,972	17%
Sales and marketing expenses	844	3%	1,659	9%
General and administrative expenses	2,867	9%	2,084	12%
Research and development expenses	433	1%	700	4%
Impairment on intangible assets	1,878	6%	-	-
Impairment on goodwill	5,412	18%	-	-
Total operating expenses	$11,434	37%	$4,443	25%

	Three Months Ended June 30,
	2018		2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$22,520	100%	$10,500	100%
Gross Profit	968	4%	1,700	16%
Sales and marketing expenses	280	1%	825	8%
General and administrative expenses	1,478	7%	992	9%
Research and development expenses	240	1%	305	3%
Impairment on intangible assets	1,878	8%	-	-
Impairment on goodwill	5,412	24%	-	-
Total operating expenses	$9,288	41%	$2,122	20%

Operating Expenses: Our total operating expenses increased to US$11.43 million for the six months ended June 30, 2018 from US$4.44 million for the same period of 2017. For the three months ended June 30, 2018, our total operating expenses increased to US$9.29 million from US$2.12 million for the same period of 2017.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$0.84 million for the six months ended June 30, 2018 from US$1.66 million for the same period of 2017. For the three months ended June 30, 2018, sales and marketing expenses decreased to US$0.28 million from US$0.83 million for the same period of 2017. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the six months ended June 30, 2018, the change in our sales and marketing expenses was primarily due to the following reasons: the decrease in advertising expenses for brand development of approximately US$0.69 million; and (2) the decrease in general expenses of our sales department of approximately US$0.12 million due to cost reduction plan executed by management. For the three months ended June 30, 2018, the decrease in our sales and marketing expenses was primarily due to the decrease in advertising expenses for brand development of approximately US$0.57 million.

●	General and administrative expenses: General and administrative expenses increased to US$2.87 million for the six months ended June 30, 2018 from US$2.08 million for the same period in 2017. For the three months ended June 30, 2018, general and administrative expenses increased to US$1.48 million from US$0.99 million for the same period of 2017. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization, professional service fees, maintenance, utilities and other office expenses. For the six months ended June 30, 2018, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses and other general office expenses of approximately US$0.04 million; and (2) the net effect of increase in allowance for doubtful accounts of approximately US$0.82 million. For the three months ended June 30, 2018, the increase in our general and administrative expenses was primarily due to increase in allowance for doubtful accounts of approximately US$0.31 million.

●	Research and development expenses: Research and development expenses were US$0.43 million and US$0.24 million for the six and three months ended June 30, 2018, respectively, compared with US$0.70 million and US$0.31 million for the six and three months ended June 30, 2017, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The decrease in research and development expenses for the six and three months ended June 30, 2018, compared with that in the same periods last year, were primarily due to the decrease in headcount of our research and development department.

●	Impairment on intangible assets: For the six and three months ended June 30, 2018, we recognized an approximately US$1.88 million impairment loss on intangible assets, as these intangible assets are not expected to be able to generate economic benefit for the Company in future periods.

●	Impairment on goodwill: Due to decrease in overall gross profit margin and continued operating losses incurred from our internet advertising and data services reporting unit, we performed interim goodwill impairment test as of June 30, 2018. As a result, for the six and three months ended June 30, 2018, we recognized an approximately US$5.41 million impairment loss on goodwill, by comparing the fair value of the reporting unit with its carrying value.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$9.87 million and US$1.47 million for the six months ended June 30, 2018 and 2017, respectively. We incurred a loss from operations of approximately US$8.32 million and US$0.42 million for the three months ended June 30, 2018 and 2017, respectively.

Impairment on long-term investments: we recognized an approximately US$0.47 million other-than temporary impairment on our long-term investment to ChinaNet Chuang Tou for the six months ended June 30, 2018, representing the amount we expected not recoverable upon termination of the company later this year.

Interest expense, net: For the six and three months ended June 30, 2018, interest income were immaterial. For the six and three months ended June 30, 2017, we earned approximately US$0.04 million and US$0.02 million of interest income, respectively, which was primarily contributed from the approximately US$3 million term deposit we placed in one of the major financial institutions in the PRC, which matured in July 2017. For the six and three months ended June 30, 2018, interest expense of approximately US$0.02 million and US$0.01 million, respectively, were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs. For the six and three months ended June 30, 2017, interest expense of approximately US$0.08 million and US$0.04 million, respectively, were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs and amounts due from investors related to terminated security purchase agreements as discussed in Note 16.

Change in fair value of warrant liabilities: we issued warrants in our Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of approximately US$0.95 million and a loss of change in fair value of approximately US$0.53 million was recorded in earnings for the six and three months ended June 30, 2018, respectively.

Loss before income tax expense and noncontrolling interests: As a result of the foregoing, our loss before income tax expense and noncontrolling interest was approximately US$9.44 million and US$1.71 million for the six months ended June 30, 2018 and 2017, respectively. Our loss before income tax expense and noncontrolling interest was approximately US$8.86 million and US$0.64 million for the three months ended June 30, 2018 and 2017, respectively.

Income Tax expense: For the six and three months ended June 30, 2018, we recognized a deferred income tax expense of approximately US$0.69 million for both periods, which was primarily related to the additional deferred tax assets valuation allowance provided during the periods. For the six and three months ended June 30, 2017, we recognized a deferred income tax expense of approximately US$0.11 million for both periods, which was primarily related to utilizing deferred tax assets recognized in previous years due to earnings generated during the periods.

Net loss: As a result of the foregoing, for the six months ended June 30, 2018 and 2017, we incurred a total net loss of approximately US$10.12 million and US$1.83 million, respectively. For the three months ended June 30, 2018 and 2017, we incurred a total net loss of approximately US$9.55 million and US$0.76 million, respectively.

Net loss/(income) attributable to noncontrolling interests: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation until the Company purchased the remaining 49% equity interest of it in May 2018. In May 2018, the Company incorporated a new majority-owned subsidiary, Business Opportunity Chain and beneficially owned 51% equity interest in it. For the six and three months ended June 30, 2018, net loss allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia before it became the Company’s wholly-owned subsidiary and the noncontrolling interest of Business Opportunity Chain was approximately US$0.06 million and US$0.05 million, in the aggregate, respectively. For the six and three months ended June 30, 2017, net income allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.05 million and US$0.03 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss/income attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$10.07 million and US$1.88 million for the six months ended June 30, 2018 and 2017, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was US$9.50 million and US$0.79 million for the three months ended June 30, 2018 and 2017, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2018, we had cash and cash equivalents of approximately US$5.1 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	Amounts in thousands of US dollars

Net cash used in operating activities	(4,321)	(1,273)
Net cash used in investing activities	(2,825)	(2)
Net cash provided by financing activities	9,306	-
Effect of foreign currency exchange rate changes on cash	(26)	56
Net increase/(decrease) in cash and cash equivalents	$2,134	$(1,219)

Net cash used in operating activities

For the six months ended June 30, 2018, our net cash used in operating activities of approximately US$4.32 million were primarily attributable to:

(1)	net loss excluding approximately US$0.43 million of non-cash expenses of depreciation and amortizations; approximately US$0.15 million share-based compensation; approximately US$0.79 million allowance for doubtful accounts; approximately US$0.47 million impairment on long-term investments; approximately US$1.88 million impairment on intangible assets; approximately US$5.41 million impairment on goodwill; approximately US$0.95 million gain from change in fair value of warrant liabilities and approximately US$0.69 million deferred tax expense, yielded the non-cash items excluded net loss of approximately US$1.25 million.;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers decreased by approximately US$1.50 million, primarily due to utilize the prepayments made in previous period and refund of contract deposit due to expiration/termination of supplier contracts.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$0.24 million, primarily due to increase in search engine marketing and data service revenues during the period;

-	accounts payable decreased by approximately US$1.40 million, due to subsequent settlement with the major suppliers during the period, which payments were temporarily delayed due to working capital deficit we suffered before our financing in January 2018;

-	advance from customers decreased by approximately US$2.20 million, primarily due to recognizing revenues from beginning contract liabilities during the period;

-	accruals and other payables decreased by approximately US$0.65 million, due to settlement of these operational liabilities after the financing in January 2018;

-	other receivables increased by approximately US$0.02 million; and

-	taxes payable decreased by approximately US$0.08 million.

For the six months ended June 30, 2017, our net cash used in operating activities of approximately US$1.27 million were primarily attributable to:

(1)	net loss excluding approximately US$0.71 million of non-cash expenses of depreciation and amortizations; approximately US$0.35 million share-based compensation; approximately US$0.03 million reversal of allowance for doubtful accounts and approximately US$0.11 million deferred income tax expense, yielded the non-cash items excluded net loss of approximately US$0.69 million;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers decreased by approximately US$0.14 million, primarily due to refund of the deposits related to contracts expired during the period;

-	advance from customers increased by approximately US$1.05 million, primarily due to increase in advanced payments received from customers related to search engine marketing and data service; and

-	accounts payable, other payables and taxes payable in the aggregate increased by approximately US$0.15 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties increased by approximately US$1.68 million, primarily due to increase in search engine marketing and data service revenues during the period;

-	accruals decreased by approximately US$0.23 million, primarily due to settlement of the professional services fees during the period; and;

-	other receivables increased by US$0.02 million.

Net cash used in investing activities

For the six months ended June 30, 2018, our cash used in investing activities included the following transactions: (1) we paid approximately US$6 thousand for the purchase of general office equipment; (2) we lent an unrelated party short-term loan of approximately US$2.0 million during the first fiscal quarter of 2018 and another unrelated entity short-term loan of approximately US$0.11 million during the second fiscal quarter of 2018; (3) we collected the approximately US$2.67 million short-term loan lent to an unrelated entity in the third quarter of 2017, and in the second fiscal quarter of 2018, we also collected the approximately US$2.0 million short-term loan lent during the first fiscal quarter of 2018; (4) we paid approximately US$1.18 million for the acquisition of the 49% noncontrolling interest in a majority-owned subsidiary of ours; and (5) we prepaid US$3.38 million and US$0.38 million for the development of certain blockchain technology based applications and a social network (WeChat) based marketing campaign application, respectively, and paid approximately US$0.45 million to settle the remaining balance of an intangible assets purchased in the four fiscal quarter of 2016. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.83 million for the six months ended June 30, 2018.

For the six months ended June 30, 2017, we spent approximately US$2 thousand for the purchase of general office equipment.

Net cash provided by financing activities

For the six months ended June 30, 2018, (1) we consummated a registered direct offering of 2,150,001 shares of our common stock to certain institutional investors at a purchase price of $5.15 per share. As part of the transaction, we also issued to the investors warrants for the purchase of up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share. We received net proceeds of approximately $10.26 million, after deduction of approximately US$0.81 million direct financing cost paid in cash; and (2) Due to termination of security purchase agreements in May 2016, we repaid our previous investors of approximately US$0.96 million guarantee payment and prepayment received upon entering the agreements during the period. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$9.31 million for the six months ended June 30, 2018.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2018 and December 31, 2017, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$12.0 million and US$8.3 million, respectively.

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

As of June 30, 2018 and December 31, 2017, there were approximately US$nil and US$9.2 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.6 million of statutory reserve funds as of June 30, 2018 and December 31, 2017, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$12.0 million and US$8.3 million of restricted net assets as of June 30, 2018 and December 31, 2017, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 17, 2018	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

