Form 10-Q
period 2018-09-30
ChinaNet Online Holdings, Inc.
filed 2018-11-19
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 19, 2018, the registrant had 16,132,543 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.     Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	September 30, 2018	December 31, 2017
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,919	$2,952
Accounts receivable, net	7,519	7,215
Other receivables, net	247	2,646
Prepayment and deposit to suppliers	2,183	4,073
Due from related parties, net	-	14
Total current assets	15,868	16,900

Long-term investments	-	918
Property and equipment, net	176	299
Intangible assets, net	50	3,808
Blockchain software applications development costs	3,375	-
Prepayment for software applications development	349	-
Goodwill	-	5,277
Deferred tax assets, net	527	1,358
Total Assets	$20,345	$28,560

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$1,163	$765
Accounts payable *	3,745	2,851
Advances from customers *	2,032	3,559
Accrued payroll and other accruals *	396	559
Payable for acquisition of noncontrolling interest *	218	-
Due to investors related to terminated security purchase agreements	-	938
Payable for purchasing of software technology *	-	436
Taxes payable *	2,955	3,168
Other payables *	124	687
Total current liabilities	10,633	12,963

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2018	December 31, 2017
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	127	134
Warrant liabilities	826	-
Total Liabilities	11,586	13,097

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 16,132,543 shares and 13,982,542 shares at September 30, 2018 and December 31, 2017, respectively)	16	14
Additional paid-in capital	37,917	31,554
Statutory reserves	2,607	2,607
Accumulated deficit	(33,375)	(20,487)
Accumulated other comprehensive income	1,616	1,598
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	8,781	15,286

Noncontrolling interests	(22)	177
Total equity	8,759	15,463

Total Liabilities and Equity	$20,345	$28,560

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$47,822	$31,171	$17,042	$13,509
From related parties	-	116	-	14
Total revenues	47,822	31,287	17,042	13,523
Cost of revenues	45,860	26,955	16,649	12,163
Gross profit	1,962	4,332	393	1,360

Operating expenses
Sales and marketing expenses	1,083	2,399	239	740
General and administrative expenses	4,580	4,402	1,713	2,318
Research and development expenses	722	1,012	289	312
Impairment on intangible assets	3,380	-	1,502	-
Impairment on goodwill	5,289	-	-	-
Total operating expenses	15,054	7,813	3,743	3,370

Loss from operations	(13,092)	(3,481)	(3,350)	(2,010)

Other income (expenses)
Impairment on long-term investments	(460)	-	-	-
Interest expense, net	(25)	(70)	(6)	(34)
Other expenses	(30)	(208)	(2)	(2)
Change in fair value of warrant liabilities	1,449	-	501	-
Total other income/(expenses)	934	(278)	493	(36)

Loss before income tax expense and noncontrolling interests	(12,158)	(3,759)	(2,857)	(2,046)
Income tax expense	(805)	(115)	(116)	(2)
Net loss	(12,963)	(3,874)	(2,973)	(2,048)
Net loss/(income) attributable to noncontrolling interests	75	(89)	20	(39)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(12,888)	$(3,963)	$(2,953)	$(2,087)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(12,963)	$(3,874)	$(2,973)	$(2,048)
Foreign currency translation (loss)/gain	24	772	(36)	340
Comprehensive loss	$(12,939)	$(3,102)	$(3,009)	$(1,708)
Comprehensive loss/(income) attributable to noncontrolling interests	69	(57)	20	(42)
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(12,870)	$(3,159)	$(2,989)	$(1,750)

Loss per share
Loss per common share
Basic and diluted	$(0.82)	$(0.33)	$(0.19)	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	15,756,876	12,019,040	15,915,501	12,074,304

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(12,963)	$(3,874)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	508	1,067
Share-based compensation expenses	215	484
Provision for allowances for doubtful accounts	1,521	1,254
Impairment on long-term investments	460	-
Impairment on intangible assets	3,380	-
Impairment on goodwill	5,289	-
Change in fair value of warrant liabilities	(1,449)	-
Deferred taxes	805	115
Changes in operating assets and liabilities
Accounts receivable	(1,465)	(2,436)
Other receivables	(205)	67
Prepayment and deposit to suppliers	1,016	(503)
Due from related parties	22	(11)
Accounts payable	1,095	506
Advances from customers	(1,423)	764
Accrued payroll and other accruals	(150)	(169)
Other payables	(292)	36
Taxes payable	(57)	46
Net cash used in operating activities	(3,693)	(2,654)

Cash flows from investing activities
Purchase of office equipment	(11)	(2)
Term-deposit matured during the period	-	3,118
Withdraw long-term investment from a cost method investee	460	441
Short-term loan to unrelated parties	(2,108)	(2,795)
Repayment of short-term loan from unrelated parties	4,716	-
Payment for acquisition of noncontrolling interest	(1,687)	-
Payment for blockchain software applications development costs	(3,375)	-
Prepayment for software applications development	(368)	-
Purchase of software technology	(437)	-
Net cash (used in)/provided by investing activities	(2,810)	762

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$809)	10,263	-
Repayment to investors related to terminated security purchase agreements	(933)	-
Proceeds from short-term bank loan	920	441
Repayment of short-term bank loan	(460)	(441)
Net cash provided by financing activities	9,790	-

Effect of exchange rate fluctuation on cash and cash equivalents	(320)	91

Net increase/(decrease) in cash and cash equivalents	2,967	(1,801)

Cash and cash equivalents at beginning of the period	2,952	3,035
Cash and cash equivalents at end of the period	$5,919	$1,234

Supplemental disclosure of cash flow information

Income tax paid	$-	$-
Interest expense paid	$146	$28

Non-cash transaction disclosure

Payable for acquisition of noncontrolling interest	$218	$-

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (the “Company”), through its subsidiaries or Variable Interest Entities (“VIEs”), is engaged in providing advertising, precision marketing, online to offline (O2O) sales channel expansion and the related data services to small and medium enterprises (“SMEs”) and entrepreneurial management and networking services for entrepreneurs in the PRC. In January 2018, the Company announced its expansion into the blockchain industry and the related technology. The Company aims to develop credible, traceable and highly secured blockchain applications for the large demand from the SMEs and gradually shift from an information services provider to a transaction services provider for business opportunities in the near future.

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

In May 2018, the Company, through its wholly owned subsidiary in the PRC, incorporated a new majority-owned subsidiary, Business Opportunity Chain (Beijing) Technology Development Co., Ltd. (“Business Opportunity Chain”) with three unrelated parties. The registered capital of Business Opportunity Chain is RMB10 million (approximately US$1.5 million) and the Company beneficially owns 51% equity interest in this entity. Business Opportunity Chain was established to provide research and develop and other technical support for the Company’s blockchain business units. As of September 30, 2018, Business Opportunity Chain is still in its start-up stage.

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,494	$2,904
Accounts receivable, net	7,519	7,215
Other receivables, net	34	2,629
Prepayment and deposit to suppliers	2,033	4,009
Due from related parties, net	-	14
Total current assets	13,080	16,771

Property and equipment, net	102	177
Intangible assets, net	46	2,112
Goodwill	-	5,277
Deferred tax assets, net	527	975
Total Assets	$13,755	$25,312

Liabilities
Current liabilities:
Short-term bank loan	$1,163	$765
Accounts payable	3,745	2,848
Advances from customers	2,030	3,559
Accrued payroll and other accruals	181	159
Due to Control Group	10	11
Payable for acquisition of noncontrolling interest	218	-
Payable for purchasing of software technology	-	436
Taxes payable	2,521	2,711
Other payables	63	155
Total current liabilities	9,931	10,644

Total Liabilities	$9,931	$10,644

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

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	47,812	31,231
Cost of revenues	(45,860)	(26,954)
Total operating expenses	(11,545)	(5,895)
Net loss before allocation to noncontrolling interests	(10,058)	(1,928)

	Three Months Ended September 30,
	2018	2017
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	17,039	13,498
Cost of revenues	(16,649)	(12,162)
Total operating expenses	(1,520)	(2,736)
Net loss before allocation to noncontrolling interests	(1,197)	(1,412)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of September 30, 2018 and for the nine and three months ended September 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission (the “2017 Form 10-K”) on April 16, 2018.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2018, its condensed consolidated results of operations for the nine and three months ended September 30, 2018 and 2017, and its condensed consolidated cash flows for the nine months ended September 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Going concern

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s net loss attributable to stockholders for the nine and three months ended September 30, 2018 was approximately US$12.9 million and US$3.0 million, respectively, compared with approximately US$4.0 million and US$2.1 million for the nine and three months ended September 30, 2017, respectively. As of September 30, 2018, the Company has cash and cash equivalents of approximately US$5.9 million and net cash used in operating activities during the nine months ended September 30, 2018 was approximately US$3.7 million.

The Company does not currently have sufficient cash or commitments for financing to sustain its operation for the twelve months from the issuance date of these financial statements. The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management and negotiate with vendors for more favorable payment terms, all of which will help to substantially increase the cashflows from operations. If the Company fails to achieve these goals, the Company may need additional financing to execute its business plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its gross profit margin and operating profits, the Company may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The unaudited condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and operating profits from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

c)	Principles of consolidation

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2018	December 31, 2017

Balance sheet items, except for equity accounts	6.8792	6.5342

	Nine Months Ended September 30,
	2018	2017

Items in the statements of operations and comprehensive loss, and statements of cash flows	6.5196	6.7983

	Three Months Ended September 30,
	2018	2017

Items in the statements of operations and comprehensive loss, and statements of cash flows	6.7956	6.6676

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Revenue recognition

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

All of the Company’s revenues are generated from the PRC. The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and data service
--online advertising placement	6,897	5,920	2,346	1,987
--sales of effective sales lead information	444	1,058	161	245
Search engine marketing and data service	40,380	24,253	14,532	11,266
TV advertising service	91	-	-	-
Others	10	56	3	25
Total revenues	47,822	31,287	17,042	13,523

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	47,378	30,229	16,881	13,278
Revenue recognized at a point in time	444	1,058	161	245
Total revenues	47,822	31,287	17,042	13,523

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract costs

For the nine and three months ended September 30, 2018, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

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

The Company’s contract liabilities consist of advance from customers related to unsatisfied performance obligations in relation to internet adverting service, search engine marketing service, as well as TV advertising service. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the nine months ended September 30, 2018:

Advance from customers
US$(’000)

Balance as of January 1, 2018	3,559
Exchange translation adjustment	(178)
Revenue recognized from beginning contract liability balance	(3,281)
Advances received from customers related to unsatisfied performance obligations	1,932
Balance as of September 30, 2018 (Unaudited)	2,032

For the nine and three months ended September 30, 2018, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2018, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

g)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018 is as follows:

		Fair value measurement at reporting date using
	As of September 30, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 20)	826	-	-	826

Assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2018 is as follows:

		Fair value measurement at reporting date using
	As of September 30, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Intangible assets (Note 10)	50	-	-	50

The Company performed impairment test on its intangible assets and goodwill as of September 30, 2018 and June 30, 2018 and recognized in the aggregate of approximately US$8.7 million and US$1.5 million impairment loss of intangible assets and goodwill for the nine and three months ended September 30, 2018, respectively. The Company determined the fair value of intangible asset using Multi-period Excess Earning Method and the fair value of goodwill using income approach. The following table summarizes the quantitative information about the Company’s Level 3 significant unobservable internally-developed inputs used in determining the fair value of its intangible assets and goodwill, respectively:

	Valuation technique(s)	Unobservable inputs	Value of inputs

		Remaining useful life (years)		7.75
Intangible assets	Multi-period Excess Earning	Discount rate		24%
		Contributory asset charge	8.9%	-	20%

		Base projection period (years)		5
Goodwill	Discounted Cash Flow	Discount rate		20%
		Terminal growth rate		3.5%

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Recently issued accounting standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements ”, which provides entities with an additional (and optional) transition method to adopt the new leases standard and provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606). The Company will adopt the amendments in these ASUs on January 1, 2019 and is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. The Company expects to complete its assessment by the end of 2018.

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

In June 2018, the FASB issued ASU 2018-07: “Compensation—Stock Compensation (Topic 718)-Improvements to Nonemployee Share-Based Payment Accounting”. The Board is issuing this ASU as part of its Simplification Initiative. The amendments in this ASU expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	10,895	10,008
Allowance for doubtful accounts	(3,376)	(2,793)
Accounts receivable, net	7,519	7,215

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2018 and December 31, 2017, the Company provided approximately US$3,376,000 and US$2,793,000 allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the nine months ended September 30, 2018, approximately US$0.76 million allowance for doubtful accounts was provided. For the three months ended September 30, 2018, approximately US$0.04 million allowance for doubtful accounts was reversed due to subsequent collection. For the nine and three months ended September 30, 2017, approximately US$1.3 million allowance for doubtful accounts was provided.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Other receivables, net

Other receivables as of September 30, 2018 primarily represented a US$0.20 million fund advanced to one of the Company’s management during the third fiscal quarter of 2018 for the purpose of setting up and providing finance to a proposed business entity in Taiwan. The Company intends to set up and expand its business in Taiwan through establishing the VIE arrangements with this Taiwan entity. This Taiwan entity was incorporated in September 2017 and is wholly-owned by the management referred above, as of September 30, 2018, this entity has no fund and business activities. As of September 30, 2018, the Company is still discussing with its Taiwan legal counsels, the details of the VIE agreements to be entered between the Company and the Taiwan entity.

Other receivables as of December 31, 2017 primarily represented the remaining balance of a short-term working capital loan to an unrelated entity, which was fully repaid during the first fiscal quarter of 2018.

As of September 30, 2018 and December 31, 2017, other receivables also included approximately RMB10.8 million (approximately US$1.6 million) and RMB5.8 million (US$0.9 million) overdue contractual deposits, respectively, which were related to advertising resources purchase contracts that had been completed with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of September 30, 2018 and December 31, 2017, the Company had provided full allowance against these doubtful accounts.

For the nine and three months ended September 30, 2018, approximately US$0.77 million allowance for doubtful accounts was provided to against the Company’s other receivables. For the nine months ended September 30, 2017, approximately US$0.03 million allowance for doubtful accounts related to the Company’s other receivables was reversed due to subsequent collection. For the three months ended September 30, 2017, no allowance for doubtful accounts related to the Company’s other receivables was provided or reversed.

6.	Prepayments and deposit to suppliers

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet and TV resources providers	792	1,870
Prepayments to internet and TV resources providers	1,214	1,331
Deposits to other services providers	-	765
Other deposits and prepayments	177	107
	2,183	4,073

7.	Due from related parties, net

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	145	156
Guohua Shiji (Beijing) Communication Co., Ltd.	201	184
Beijing Saimeiwei Food Equipment Technology Co., Ltd.	-	33
ChinaNet Chuang Tou (Shenzhen) Co., Ltd.	-	14
	346	387
Allowance for doubtful accounts	(346)	(373)
Due from related parties, net	-	14

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The above related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies. As of September 30, 2018 and December 31, 2017, due from related parties primarily included a total amount of short-term working capital loans of RMB2.38 million (approximately US$0.35 million) and RMB2.2 million (approximately US$0.34 million) to Chuangshi Meiwei and Guohua Shiji, respectively. The working capital loans are advanced to supplement the short-term operational needs of these related parties to assist certain of their business developing projects. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year.

As of December 31, 2017, based on the assessment of the collectability of these related party balances, the Company provided full allowance for doubtful accounts against its service fee receivables due from Beijing Saimeiwei, Chuangshi Meiwei and Guohua Shiji and its short-term working capital loans advanced to Guohua Shiji and Chuangshi Meiwei.

For the nine months ended September 30, 2018, the Company reversed approximately US$0.01 million allowance for doubtful accounts against the Company’s balances due from related parties, because of subsequent collection of service fee receivables

.

8.	Long-term investments

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)
Cost method investments:
Investment in cost method investees	632	1,125
Impairment on cost method investments	(632)	(207)
Total cost method investments	-	918

Cost method investments

As of September 30, 2018 and December 31, 2017, the Company beneficially owned a 19% equity interest in both ChinaNet Chuang Tou and Guohua Shiji, a 10% equity interest in both Chuangshi Meiwei and Beijing Saturday, and a 15% equity interest in ChinaNet Korea. The Company accounts for its investments in these companies under cost method of accounting. The Company adopted ASU 2016-01 and chose to measure its cost method investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2017, the Company had reduced the carrying value of its investments in ChinaNet Korea, Chuangshi Meiwei, Guohua Shiji and Beijing Saturday to zero, due to the business activities of these companies had become dormant. The following table summarizes the movement of the Company’s investment in ChinaNet Chuang Tou for the nine months ended September 30, 2018:

ChinaNet Chuang Tou
US$(’000)

Balance as of January 1, 2018	918
Impairment on cost method investments	(436)
Cash investment returned during the year	(436)
Exchange translation adjustment	(46)
Balance as of September 30, 2018 (Unaudited)	-

The shareholders of ChinaNet Chuang Tou have decided to terminate the operation of this entity within 2018. The Company received a RMB3.0 million (approximately US$0.46 million) cash returned from ChinaNet Chuang Tou in early August 2018 and recognized an approximately US$0.46 million of other-than temporary impairment loss for the nine months ended September 30, 2018, representing the amount of investment expected not recoverable. ChinaNet Chuang Tou is currently dormant.

9.	Property and equipment, net

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	320	337
Vehicles	769	810
Office equipment	1,350	1,410
Electronic devices	950	1,000
Property and equipment, cost	3,389	3,557
Less: accumulated depreciation	(3,213)	(3,258)
Property and equipment, net	176	299

Depreciation expenses in the aggregate for the nine months ended September 30, 2018 and 2017 were approximately US$125,000 and US$149,000, respectively. Depreciation expenses in the aggregate for the three months ended September 30, 2018 and 2017 were approximately US$34,000 and US$49,000, respectively.

10.	Intangible assets, net

	As of September 30, 2018 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Intangible assets not subject to amortization:
Domain name	1,404	-	(1,404)	-
Intangible assets subject to amortization:
Customer relationship	1,936	(1,936)	-	-
Non-compete agreements	1,066	(579)	(487)	-
Software technologies	298	(298)	-	-
Cloud compute software technology	1,349	(890)	(414)	45
Intelligent marketing data service platform	4,694	(1,902)	(2,792)	-
Internet safety, information exchange security and data encryption software	1,890	(425)	(1,465)	-
Cloud video management system	1,381	(343)	(1,038)	-
Other computer software	114	(109)	-	5
Total	$14,132	$(6,482)	$(7,600)	$50

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2017
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Intangible assets not subject to amortization:
Domain name	1,478	-	(1,478)	-
Intangible assets subject to amortization:
Customer relationship	2,038	(2,038)	-	-
Non-compete agreements	1,122	(610)	(512)	-
Software technologies	314	(314)	-	-
Cloud compute software technology	1,420	(923)	(435)	62
Intelligent marketing data service platform	4,942	(1,853)	(1,600)	1,489
Internet safety, information exchange security and data encryption software	1,990	(299)	-	1,691
Cloud video management system	1,454	(291)	(602)	561
Other computer software	120	(115)	-	5
Total	$14,878	$(6,443)	$(4,627)	$3,808

Amortization expenses in aggregate for the nine months ended September 30, 2018 and 2017 were approximately US$383,000 and US$917,000, respectively. Amortization expenses in aggregate for the three months ended September 30, 2018 and 2017 were approximately US$47,000 and US$310,000, respectively.

Due to shifting business development strategy focus to blockchain related technology and applications, for the nine months ended September 30, 2018, the Company provided impairment loss of approximately US$1.84 million against the remaining carrying value of its intangible assets of intelligent marketing data service platform and cloud video management system related to providing management tools services for data collection and analysis, as these assets are not expected to be able to generate economic benefit for the Company in future periods. The Company also recognized an approximately US$1.5 million impairment loss related to its Internet safety, information exchange security and data encryption software for the nine and three months ended September 30, 2018, as its carrying value was not expected recoverable and exceeded its fair value (See Note 3 (g) for significant unobservable internally-developed inputs used in the fair value measurement).

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 2.73 years as of September 30, 2018, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$5,000 for the three months ending December 31, 2018, approximately US$18,000 each year for the year ending December 31, 2019 and 2020, and approximately US$9,000 for the year ending December 31, 2021.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Blockchain software applications development costs and prepayment for software applications development

In February 2018, the Company entered into a contract with an unrelated entity to develop certain blockchain technology based software applications for internal use. Total amount of the contract was US$4.5 million. As of September 30, 2018, the Company had capitalized approximately US$3.38 million software development costs under ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”. The complete beta version of the applications will be ready for trial test by the end of December 2018, and the development project is expected to be completed before June 2019.

In March 2018, the Company entered into a contract with another unrelated entity to develop a social network (WeChat) based marketing campaign application for internal use. Total amount of the contract was RMB3.0 million (approximately US$0.44 million). As of September 30, 2018, in accordance with the payment schedule set forth in the contract, the Company prepaid the counter party RMB2.4 million (approximately US$0.35 million) upon entering the contract. The Company is currently trial testing the preliminary version of this application, and the development project is expected to be completed by December 2018.

According to the development contracts the Company signed with the counter parties, the Company will not bear any development risk related loss unless the counter party has no fault during the development and the causes for failure is considered reasonable as consented by both parties. In the latter case, the related development loss will be shared by both parties based on further negotiation. As of the date hereof, the Company does not aware of any technical risks or other factors that may lead to failure or partial failure of these development projects.

12.	Goodwill

Amount
US$(’000)

Balance as of January 1, 2018	5,277
Impairment on goodwill	(5,012)
Exchange translation adjustment	(265)
Balance as of September 30, 2018 (unaudited)	-

The Company’s goodwill was attributable to its internet advertising and data service reporting unit. The Company performed goodwill impairment test as of June 30, 2018 and determined the fair value of the reporting unit using income approach by a discounted cash flow analysis (See Note 3 (g) for significant unobservable internally-developed inputs used in the fair value measurement). In accordance with ASU 2017-04, which the Company has adopted on January 1, 2018, by comparing the fair value of the reporting unit with its carrying amount, the Company recorded approximately US$5.29 million impairment loss on its goodwill for the nine months ended September 30, 2018.

13.	Short-term bank loan and credit facility

As of December 31, 2017, the Company had a revolving credit facility of RMB5.0 million (approximately US$0.73 million) for short-term working capital loans granted by a major financial institution in China, which was originally available to the Company for one year until August 15, 2018 and was extended to January 12, 2019. Under the revolving credit facility, the Company borrowed RMB3.0 million (approximately US$0.44 million), which will mature on January 12, 2019 and RMB2.0 million (approximately US$0.29 million), which was repaid on October 19, 2018.

On September 30, 2018, the Company borrowed another RMB3.0 million (approximately US$0.44 million) short-term working capital loan from the same financial institution, of which RMB1.5 million (approximately US$0.22 million) will mature on July 29, 2019 and the remaining RMB1.5 million (approximately US$0.22 million) will mature on September 29, 2019.

Collateral for the above discussed revolving credit facility and short-term bank loans was an unlimited guarantee from Mr. Handong Cheng (Chairman and Chief Executive Officer of the Company) and his spouse.

The interest rate of these short-term bank loans was 5.655% per annum as of September 30, 2018 and December 31, 2017, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”).

14.	Accrued payroll and other accruals

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	250	203
Accrued operating expenses	146	356
	396	559

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Payable for acquisition of noncontrolling interest

In March 2018, the Company entered into an agreement with the noncontrolling interest holder of Chuang Fu Tian Xia to purchase the remaining 49% equity interest of Chuang Fu Tian Xia for a total consideration of RMB15 million (approximately US$2.2 million), of which 50% of the total consideration need to be paid in cash and the remaining 50% of the total consideration would be paid in form of the Company’s common stock.

In May 2018, the purchase of the 49% equity interest in Chuang Fu Tian Xia was registered with the local branch of the State Administration of Industry and Commerce, which represented the official transfer of the 49% equity interest from the noncontrolling interest to the Company. The Company paid the cash part of the consideration, i.e. RMB7.5 million (approximately US$1.1 million), to the noncontrolling interest holder of Chuang Fu Tian Xia before June 30, 2018.

In early July 2018, the Company and the noncontrolling interest holder of Chuang Fu Tian Xia entered into an amendment agreement related to this transaction, pursuant to which, the two parties agreed to change the total consideration from RMB15 million to RMB12.5 million, and agreed to amend the form of settlement of the unpaid consideration of RMB5.0 million (approximately US$0.73 million) from the Company’s Common Stock to cash. The Company paid RMB3.5 million (approximately US$0.51 million) on July 31, 2018 and the remaining RMB1.5 million (approximately US$0.22 million) on October 24, 2018.

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

As of September 30, 2018, the Company had fully repaid Jinrun Fangzhou and Dongsys Innovation their principal and the related interest through December 31, 2017. Both Dongsys Innovation and Jinrun Fangzhou agreed not to charge additional interest in fiscal 2018.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

i). b. The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. No provision for federal corporate income tax has been made in the financial statements as the Company has no assessable profits for the nine and three ended September 30, 2018, or any prior periods. Before enactment of the Act, the Company did not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability. Please see additional discussion regarding the assessment of the income tax effect of the Act in item i). d. below.

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

i). d. The Company has completed its assessment of the one-time transition tax on its previously deferred foreign earnings during the third fiscal quarter of 2018, based on which, the Company concluded that no incremental income tax expense of the one-time mandatory tax on its previously deferred foreign earnings would be charged for the year ended December 31, 2017, as the Company had sufficient U.S. net operating losses carryforwards to offset the resulting incremental taxable income related to the deferred foreign earnings, which assessment was consistent with that disclosed in the Company’s 2017 Form 10-K. Based on the final assessment, the Company recognized an adjustment of approximately US$0.46 million for the nine and three months ended September 30, 2018, to revise the provisional estimated amount of net operating loss utilized through toll charge income it recognized for the year ended December 31, 2017, from approximately US$1.40 million to approximately US$1.86 million.

i). e. Effective January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of specified foreign corporations (“SFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). According to the Company’s preliminary assessment based on its SFCs’ quarterly financial results, there was no taxable income related to GILTI for the nine and three months ended September 30, 2018. However, the Company has not elected an accounting policy for the treatment of the taxes related to GILTI, which will be finalized no later than the fourth quarter of 2018.

ii). China Net BVI was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, China Net BVI is not subject to tax on income or capital gains. Additionally, upon payments of dividends by China Net BVI to its shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the nine and three months ended September 30, 2018 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	In November 2015, Business Opportunity Online was re-approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the preferential income tax rate of 15% until November 2018. Therefore, for the nine and three months ended September 30, 2018 and 2017, the applicable income tax rate of Business Opportunity Online was 15%. The Company believes that Business Opportunity Online is qualified for being re-approved as a High and New technology Enterprise and has submitted the application to the related PRC governmental authorities in October 2018 and the result is expected to be announced by the end of 2018.

●	The applicable income tax rate for other PRC operating entities of the Company was 25% for the nine and three months ended September 30, 2018 and 2017.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

For the nine and three months ended September 30, 2018 and 2017, the preferential income tax treatment enjoyed by the Company’s PRC VIE, Business Opportunity Online was based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where Business Opportunity Online operates in. The preferential income tax treatment is subject to change in accordance with the PRC government economic development policies and regulations. The preferential income tax treatment is primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of the preferential income tax treatment is subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6% and for small scale taxpayer, 3%. Therefore, for the nine and three months ended September 30, 2018 and 2017, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT is 12% to 14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of September 30, 2018 and December 31, 2017, taxes payable consists of:

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,177	1,295
Enterprise income tax payable	1,778	1,873
Total taxes payable	2,955	3,168

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2018 and 2017, the Company’s income tax expense consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	-	-	-	-
Deferred-PRC	(805)	(115)	(116)	(2)
Income tax expense	(805)	(115)	(116)	(2)

The Company’s deferred tax assets at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	9,306	7,657
Bad debts provision	1,182	879
Valuation allowance	(9,961)	(7,178)
Total deferred tax assets, net	527	1,358

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$18.9 million and US$13.3 million at September 30, 2018 and December 31, 2017, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back, but will carry forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$25.5 million and US$24.0 million at September 30, 2018 and December 31, 2017, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2023. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$10.0 million and US$7.2 million valuation allowance as of September 30, 2018 and December 31, 2017, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the nine months ended September 30, 2018 and 2017, the Company recorded approximately US$3.1 million and US$1.1 million deferred tax valuation allowance, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded approximately US$1.9 million and US$0.4 million deferred tax valuation allowance, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors warrants			Placement agent warrants
	January 17, 2018	June 30, 2018	September 30, 2018	January 17, 2018	June 30, 2018	September 30, 2018

Stock price	$3.98	$2.52	$1.73	$3.98	$2.52	$1.73
Years to maturity	2.5	2.1	1.8	3.0	2.55	2.3
Risk-free interest rate	2.22%	2.53%	2.80%	2.39%	2.56%	2.82%
Dividend yield	-	-	-	-	-	-
Expected volatility	158%	174%	183%	147%	159%	166%
Exercise Price	$6.60	$6.60	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$2.93	$1.71	$1.06	$2.99	$1.74	$1.10

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrant Liabilities

The Company accounted for the Warrants issuing in the Financing as derivative liabilities which were measured at fair value with changes in fair value be recorded in earnings in each reporting period.

				Change in Fair Value (gain)/loss
	As of September 30, 2018	As of June 30, 2018	As of January 17, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2018

Fair value of the Warrants:
Investor warrants	684	1,103	1,890	(1,206)	(419)
Placement agent warrants	142	224	385	(243)	(82)
Warrant liabilities	826	1,327	2,275	(1,449)	(501)

Warrants issued and outstanding at September 30, 2018 and their movements during the nine months then ended are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)

Balance, January 1, 2018	-			-
Granted/Vested	774,000	$6.60	2.58	774,000	$6.60	2.58
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2018 (Unaudited)	774,000	$6.60	1.88	774,000	$6.60	1.88

21.	Restricted net assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2018 and December 31, 2017, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, was approximately US$12.0 million and US$8.3 million, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2018 and December 31, 2017, there was approximately US$nil and US$9.2 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiary and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.6 million of statutory reserve funds as of September 30, 2018 and December 31, 2017, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit the Company’s PRC subsidiary’s and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$12.0 million and US$8.3 million of restricted net assets as of September 30, 2018 and December 31, 2017, as discussed above.

22.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$278,000 and US$318,000 for the nine months ended September 30, 2018 and 2017, respectively. The total amounts for such employee benefits were approximately US$95,000 and US$92,000 for the three months ended September 30, 2018 and 2017, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and other receivables. As of September 30, 2018, 74% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, the remaining 26% was held by a financial institution located in the United States of America. The Company believes that these financial institutions located in Mainland China and the United States of America are of high credit quality. For accounts receivable and other receivables, the Company extends credit based on an evaluation of the customer’s or other third parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and other receivables is significantly reduced.

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

Concentration of customers

For the nine months ended September 30, 2018, one customer individually accounted for 17% of the Company’s revenues. For the three months ended September 30, 2018, the same one customer individually accounted for 22% of the Company’s revenues.

For the nine months ended September 30, 2017, three customers individually accounted for 14%, 11% and 11% of the Company’s revenues. For the three months ended September 30, 2017, two of the three customers individually accounted for 24% and 16% of the Company’s revenues.

As of September 30, 2018, one customers individually accounted for 66% of the Company’s accounts receivable. As of December 31, 2017, the same one customer individually accounted for 30% of the Company’s accounts receivable, and another two customers individually accounted for 20% and 16% of the Company’s accounts receivable, respectively.

Concentration of suppliers

For the nine months ended September 30, 2018, two suppliers individually accounted for 84% and 12% of the Company’s cost of revenues. For the three months ended September 30, 2018, the same two suppliers individually accounted for 86% and 10% of the Company’s cost of revenues.

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

The following table sets forth the Company’s operating lease commitment as of September 30, 2018:

Office Rental
US$(’000)
(Unaudited)
Three months ending December 31,
-2018	85
Year ending December 31,
-2019	84
Total	$169

For the nine months ended September 30, 2018 and 2017, rental expenses under operating leases were approximately US$302,000 and US$304,000, respectively. For the three months ended September 30, 2018 and 2017, rental expenses under operating leases were approximately US$96,000 and US$113,000, respectively.

In February 2018, the Company entered into a contract with an unrelated third party to development certain blockchain technology based applications with a total contract amount of US$4.5 million. As of September 30, 2018, the Company had paid US$3.38 million and the remaining unpaid contract amount is expected to be paid before June 2019.

In March 2018, the Company entered into a contract with another unrelated entity to develop a social network (WeChat) based marketing campaign application with a total contract amount of RMB3.0 million (approximately US$0.44 million). As of September 30, 2018, the Company had paid RMB2.4 million (approximately US$0.35 million) and the remaining unpaid contract amount is expected to be paid in December 2018.

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

Nine Months Ended September 30, 2018 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	47,731	91	-	362	(362)	47,822
Cost of revenues	45,822	38	-	-	-	45,860
Total operating expenses	13,440	75	47	1,854 (1)	(362)	15,054
Depreciation and amortization expense included in total operating expenses	452	1	-	55	-	508
Impairment on goodwill included in total operating expenses	5,289	-	-	-	-	5,289
Impairment on intangible assets included in total operating expenses	3,380	-	-	-	-	3,380
Operating loss	(11,531)	(22)	(47)	(1,492)	-	(13,092)

Change in fair value of warrant liabilities	-	-	-	1,449	-	1,449

Impairment on long-term investments	-	-	-	460	-	460

Net loss	(11,995)	(22)	(47)	(899)	-	(12,963)

Expenditure for long-term assets	437	-	3,383	371	-	4,191

Total assets – September 30, 2018	15,286	296	3,420	17,182	(15,839)	20,345
Total assets – December 31, 2017	28,524	402	-	11,013	(11,379)	28,560

(1)	Including approximately US$215,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2018 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	17,042	-	-	(9)	9	17,042
Cost of revenues	16,649	-	-	-	-	16,649
Total operating expenses	3,175	28	43	488 (1)	9	3,743
Depreciation and amortization expense included in total operating expenses	63	1	-	17	-	81
Impairment on intangible assets included in total operating expenses	1,502	-	-	-	-	1,502
Operating loss	(2,782)	(28)	(43)	(497)	-	(3,350)

Change in fair value of warrant liabilities	-	-	-	501	-	501

Net loss	(2,847)	(28)	(43)	(55)	-	(2,973)

(1)	Including approximately US$64,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2017 (Unaudited)

	Internet Ad. and data service	TV Ad.	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	31,287	-	-	-	31,287
Cost of revenues	26,955	-	-	-	26,955
Total operating expenses	5,828	47	1,938 (1)	-	7,813
Depreciation and amortization expense included in total operating expenses	996	1	70	-	1,067
Operating loss	(1,496)	(47)	(1,938)	-	(3,481)

Expenditure for long-term assets	-	-	2	-	2

Net loss	(1,887)	(47)	(1,940)	-	(3,874)

(1)	Including approximately US$484,000 share-based compensation expenses.

Three Months Ended September 30, 2017 (Unaudited)

	Internet Ad. and data service	TV Ad.	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	13,523	-	-	-	13,523
Cost of revenues	12,163	-	-	-	12,163
Total operating expenses	2,646	(9)	733 (1)	-	3,370
Depreciation and amortization expense included in total operating expenses	338	-	22	-	360
Operating (loss)/income	(1,286)	9	(733)	-	(2,010)

Expenditure for long-term assets	-	-	-	-	-

Net (loss)/income	(1,324)	9	(733)	-	(2,048)

(1)	Including approximately US$136,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

26.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted loss per share)	$(12,888)	$(3,963)	$(2,953)	$(2,087)

Weighted average number of common shares outstanding -Basic and diluted	15,756,876	12,019,040	15,915,501	12,074,304

Loss per share-Basic and diluted	$(0.82)	$(0.33)	$(0.19)	$(0.17)

For the nine and three months ended September 30, 2018, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 835,216 shares of the Company’s common stock, respectively, because they were out of the money, and did not include 266,238 shares of unvested restricted common stock before they were vested during the third quarter of 2018, because their effect was anti-dilutive, as the Company incurred a loss for the periods.

For the nine and three months ended September 30, 2017, the diluted loss per share calculation did not include options to purchase up to 835,216 shares of the Company’s common stock, because they were out of the money, and did not include 266,238 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the periods.

27.	Share-based compensation expenses

In July 2017, the Company issued 75,000 shares of the Company’s restricted common stock to two management consulting service providers in exchange for its services to the Company for a 12-month period commencing on July 1, 2017. These shares were valued at US$1.67 per share, the closing bid price of the Company’s common stock on the earlier of the performance commitment date or the date service was completed. Total compensation expense recognized for the nine and three months ended September 30, 2018 was approximately US$62,600 and US$nil, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 14, 2015, under its 2015 Omnibus Securities and Incentive Plan, the Company granted its employees in the aggregate of 266,238 shares of the Company’s restricted common stock, which vested on the third anniversary of the date of the grant. These shares were valued at US$2.10 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expenses recognized for the nine and three months ended September 30, 2018 was approximately US$152,000 and US$64,300, respectively.

Options issued and outstanding at September 30, 2018 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2018	835,216	3.04	$2.49	835,216	3.04	$2.49
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2018 (unaudited)	835,216	2.29	$2.49	835,216	2.29	$2.49

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarized share-based compensation expenses recorded for the nine and three months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	47	72	20	22
General and administrative expenses	131	357	29	95
Research and development expenses	37	55	15	19
Total	215	484	64	136

The aggregate unrecognized share-based compensation expenses as of September 30, 2018 and 2017 is approximately US$nil and US$233,000 respectively.

28.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined that there are no other events that are material to the financial statements except for those have discussed in Note 15.

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

In January 2018, we announced our expansion into the blockchain industry and the related technology. We aim to develop credible, traceable and highly secured blockchain applications for the large demand from the SMEs and gradually shift from an information services provider to a transaction services provider for business opportunities in the near future.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, as promulgated by the SEC, and include the accounts of our Company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, you should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2017 Form 10-K. Please refer to Note 3 to the unaudited condensed consolidated interim financial statements for the discussion of the newly adopted revenue recognition accounting policy and the impact of other recently issued accounting standards.

A.       RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$47,822	$31,171	$17,042	$13,509
From related parties	-	116	-	14
Total revenues	47,822	31,287	17,042	13,523
Cost of revenues	45,860	26,955	16,649	12,163
Gross profit	1,962	4,332	393	1,360

Operating expenses
Sales and marketing expenses	1,083	2,399	239	740
General and administrative expenses	4,580	4,402	1,713	2,318
Research and development expenses	722	1,012	289	312
Impairment on intangible assets	3,380	-	1,502	-
Impairment on goodwill	5,289	-	-	-
Total operating expenses	15,054	7,813	3,743	3,370

Loss from operations	(13,092)	(3,481)	(3,350)	(2,010)

Other income (expenses)
Impairment on long-term investments	(460)	-	-	-
Interest expense, net	(25)	(70)	(6)	(34)
Other expenses	(30)	(208)	(2)	(2)
Change in fair value of warrant liabilities	1,449	-	501	-
Total other expenses	934	(278)	493	(36)

Loss before income tax expense and noncontrolling interests	(12,158)	(3,759)	(2,857)	(2,046)
Income tax expense	(805)	(115)	(116)	(2)
Net loss	(12,963)	(3,874)	(2,973)	(2,048)
Net loss/(income) attributable to noncontrolling interests	75	(89)	20	(39)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(12,888)	$(3,963)	$(2,953)	$(2,087)

Revenues

The following tables set forth a breakdown of our total revenues, divided into five categories for the periods indicated, with inter-category transactions eliminated:

	Nine Months Ended September 30,
	2018		2017
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$7,341	15.4%	$6,978	22.3%
-Search engine marketing and data service	40,380	84.4%	24,253	77.5%
-Technical and other services	10	-	56	0.2%
Internet advertising and related data services	47,731	99.8%	31,287	100%
TV advertising service	91	0.2%	-	-
Total	$47,822	100%	$31,287	100%

	Three Months Ended September 30,
	2018		2017
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$2,507	14.7%	$2,232	16.5%
-Search engine marketing and data service	14,532	85.3%	11,266	83.3%
-Technical and other services	3	-	25	0.2%
Internet advertising and related data services	17,042	100%	13,523	100%
TV advertising service	-	-	-	-
Total	$17,042	100%	$13,523	100%

Total Revenues: Our total revenues increased to US$47.82 million and US$17.04 million for the nine and three months ended September 30, 2018, respectively, from US$31.29 million and US$13.52 million for the same periods last year, respectively, which was primarily due to the increase in revenues from search engine marketing and data service during the periods.

We derive the majority of our advertising and data service revenues from providing search engine marketing (“SEM”) services, sale of advertising space on our internet portals and sales of effective sales lead information, all of which management considers as one aggregate business operation and relies upon the consolidated results of all the operations in this business unit to make decisions about allocating resources and evaluating performance.

●	Internet advertising and data service revenues for the nine and three months ended September 30, 2018 were approximately US$7.34 million and US$2.51 million, respectively, compared with US$6.98 million and US$2.23 million for the same periods in 2017, respectively. Due to overall economy slowdown in China in recent years, which resulted in lower consumption and business spending, and increase in other new form of self-media advertising channels, our clients continued tightening their advertising and marketing investment budget on website platform advertising and marketing, and focused more on singular ad, cheaper advertising channel, e.g. search engine marketing and data service, we experienced decline in revenues in this business category from fiscal 2017. In response, we aggressively increased our investment in cost consumption for lead generation and sponsored search to maintain the customer base and customers’ satisfaction. As a result, starting from the second fiscal quarter of 2018, revenues of this business category began to slowly recover, revenues from this business category increased by approximately US$0.36 million and US$0.28 million for the nine and three months ended September 30, 2018, respectively, compared with the same period of last year, respectively. We intend to further optimize our cost control system, which aiming to help our clients to achieve more accurate advertising and marketing results with more acceptable and lower costs, and that will lead to increasing sales lead conversion rate, thereby increasing our recurring revenues in future periods.

●	Revenue generated from search engine marketing and data services for the nine and three months ended September 30, 2018 increased to approximately US$40.38 million and US$14.53 million, respectively, compared with US$24.25 million and US$11.27 million for the same periods in 2017, respectively. This enhanced third-party search engine marketing and data service is to help our clients select and prioritize effective key words from analyzed keywords database for different search engines, combinations of key-words or combinations of sentences to achieve higher sales lead conversion rate on both mobile and PC searches. As discussed in the above paragraph, as our clients turn to choose more economic and singular marketing channel with more direct feedback and results, e.g. search engine marketing and data service, there was an increase in search engine market and data service during the nine and three months ended September 30, 2018, compared with the same periods last year.

●	Revenue from TV advertising service was approximately US$0.09 million for the nine months ended September 30, 2018. We generate this revenue from promote the related business information for our client through broadcast infomercials during the time slots we purchased from one of the provincial satellite TV station. We did not generate any TV advertising service revenue for the same period last year.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, marketing and data services. The following table sets forth our cost of revenues, divided into five categories, by amount and gross profit ratio for the periods indicated, with inter-category transactions eliminated:

	Nine Months Ended September 30,
	2018			2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$7,341	$6,681	9%	$6,978	$3,864	45%
-Search engine marketing and data service	40,380	39,141	3%	24,253	23,090	5%
-Technical and other services	10	-	100%	56	1	98%
Internet advertising and related data services	47,731	45,822	4%	31,287	26,955	14%
TV advertising service	91	38	58%	-	-	-
Total	$47,822	$45,860	4%	$31,287	$26,955	14%

	Three Months Ended September 30,
	2018			2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$2,507	$2,474	1%	$2,232	$1,291	42%
-Search engine marketing and data service	14,532	14,175	2%	11,266	10,871	4%
-Technical and other services	3	-	100%	25	1	96%
Internet advertising and related data services	17,042	16,649	2%	13,523	12,163	10%
TV advertising service	-	-	-	-	-	-
Total	$17,042	$16,649	2%	$13,523	$12,163	10%

Cost of revenues: Our total cost of revenues increased to US$45.86 million and US$16.65 million for the nine and three months ended September 30, 2018, respectively, from US$26.96 million and US$12.16 million for the same periods in 2017, respectively. Our cost of revenues primarily consists of internet resources purchased from key search engines and technical services providers related to lead generation, sponsored search, costs of TV advertising time purchased, and other direct costs associated with providing services. The increase in our total cost of revenues for the nine and three months ended September 30, 2018 was primarily due to the increase in costs associated with providing search engine marketing and data service, which was in line with the increase in the related revenues as discussed above.

●	For internet advertising and data service, cost of internet resources consumed for lead generation and sponsored search was the largest component of our cost of revenues, accounting for over 90% of our total internet advertising and data service cost of revenues. We purchased these internet resources from other well-known search engines and portal websites in China, such as: Baidu, Qihu 360 and Sohu (Sogou). For the nine and three months ended September 30, 2018, our total cost of revenues for internet advertising and data service was US$6.68 million and US$2.47 million, respectively, compared with US$3.86 million and US$1.29 million for the same periods last year, respectively. The gross margin rate of our internet advertising and data service revenues decreased to 9% and 1% for the nine and three months ended September 30, 2018, respectively, compared with 45% and 42% for the nine and three months ended September 30, 2017, respectively. The significant decrease in our gross margin rate of this business category was primarily due to that in order to retain customers under the intense market competition environment and maintain the customers’ satisfaction, we had to invest more aggressively in internet resources consumed for lead generation and sponsored search.

●	Costs for search engine marketing and data service was direct internet resource costs consumed for search engine marketing and data service provided to clients as described above. We normally charge our clients a service fee for this service on the certain percentage of the related direct cost consumed, which is normally 2%-10%. Gross margin rate of this service for the nine and three months ended September 30, 2018 was approximately 3% and 2%, respectively, as compared with 5% and 4% for the same period of 2017, respectively. Decrease in gross profit margin of this business was primarily due to the strengthen of the overall market competition.

●	Cost for providing TV advertising services primarily consist of cost of TV advertising time slots purchased from TV stations.

Gross Profit

As a result of the foregoing, our gross profit was US$1.96 million and US$0.39 million, respectively, for the nine and three months ended September 30, 2018, compared with US$4.33 million and US$1.36 million, respectively, for the nine and three months ended September 30, 2017. Our overall gross margin rate decreased to 4% and 2% for the nine and three months ended September 30, 2018, respectively, compared with 14% and 10% for the nine and three months ended September 30, 2017, respectively. The decrease in our overall gross margin rate were primarily due to (1) the increase in revenues from the relative lower margin search engine marketing and data service for the nine and three months ended September 30, 2018, compared with that in the same periods last year, which constituted approximately 84.4% and 85.3% of our total revenues for the nine and three months ended September 30, 2018, respectively, compared with 77.5% and 83.3% of the total revenues, for the nine and three months ended September 30, 2017, respectively; (2) the decrease in gross margin rate of search engine marketing and data service in response to market competition, to 3% and 2% for the nine and three months ended September 30, 2018, respectively, from 5% and 4% for the nine and three months ended September 30, 2017, respectively; and (3) the decrease in gross margin rate of internet advertising and data service in response to market competition, to 9% and 1% for the nine and three months ended September 30, 2018, respectively, from 45% and 42% for the nine and three months ended September 30, 2017, respectively.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, impairment on intangible assets and impairment on goodwill. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2018		2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$47,822	100%	$31,287	100%
Gross Profit	1,962	4%	4,332	14%
Sales and marketing expenses	1,083	2%	2,399	8%
General and administrative expenses	4,580	9%	4,402	14%
Research and development expenses	722	2%	1,012	3%
Impairment on intangible assets	3,380	7%	-	-
Impairment on goodwill	5,289	11%	-	-
Total operating expenses	$15,054	31%	$7,813	25%

	Three Months Ended September 30,
	2018		2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$17,042	100%	$13,523	100%
Gross Profit	393	2%	1,360	10%
Sales and marketing expenses	239	1%	740	6%
General and administrative expenses	1,713	10%	2,318	17%
Research and development expenses	289	2%	312	2%
Impairment on intangible assets	1,502	9%	-	-
Total operating expenses	$3,743	22%	$3,370	25%

Operating Expenses: Our total operating expenses increased to US$15.05 million for the nine months ended September 30, 2018 from US$7.81 million for the same period of 2017. For the three months ended September 30, 2018, our total operating expenses increased to US$3.74 million from US$3.37 million for the same period of 2017.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$1.08 million and US$0.24 million for the nine and three months ended September 30, 2018, respectively, from US$2.40 million and US$0.74 million for the same periods of 2017, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. For the nine months ended September 30, 2018, the change in our sales and marketing expenses was primarily due to the following reasons: the decrease in advertising expenses for brand development of approximately US$1.18 million; and (2) the decrease in general expenses of our sales department of approximately US$0.14 million due to cost reduction plan executed by management. For the three months ended September 30, 2018, the decrease in our sales and marketing expenses was primarily due to the decrease in advertising expenses for brand development of approximately US$0.48 million.

●	General and administrative expenses: General and administrative expenses increased to US$4.58 million for the nine months ended September 30, 2018 from US$4.40 million for the same period in 2017. For the three months ended September 30, 2018, general and administrative expenses decreased to US$1.71 million from US$2.32 million for the same period of 2017. Our general and administrative expenses primarily consist of salaries and benefits for management, accounting and administrative personnel, office rentals, depreciation and amortization, professional service fees, maintenance, utilities and other office expenses. For the nine months ended September 30, 2018, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses and other general office expenses of approximately US$0.09 million; and (2) the increase in allowance for doubtful accounts of approximately US$0.27 million. For the three months ended September 30, 2018, the decrease in our general and administrative expenses was primarily due to decrease in allowance for doubtful accounts of approximately US$0.55 million and other general administrative expenses of approximately US$0.05 million, respectively.

●	Research and development expenses: Research and development expenses were US$0.72 million and US$0.29 million for the nine and three months ended September 30, 2018, respectively, compared with US$1.01 million and US$0.31 million for the nine and three months ended September 30, 2017, respectively. Our research and development expenses primarily consist of salaries and benefits for the research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. The decrease in research and development expenses for the nine and three months ended September 30, 2018, compared with that in the same periods last year, were primarily due to the decrease in headcount of our research and development department.

●	Impairment on intangible assets: For the nine and three months ended September 30, 2018, we recognized an approximately US$3.38 million and US$1.50 million impairment loss on intangible assets, respectively, as the carrying value of these intangible assets were not expected recoverable and exceeded its fair value.

●	Impairment on goodwill: Due to decrease in overall gross profit margin and continued operating losses incurred from our internet advertising and data services reporting unit, we performed interim goodwill impairment test as of June 30, 2018. As a result, for the nine months ended September 30, 2018, we recognized an approximately US$5.29 million impairment loss on goodwill, by comparing the fair value of the reporting unit with its carrying value as of June 30, 2018.

●	Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$13.09 million and US$3.48 million for the nine months ended September 30, 2018 and 2017, respectively. We incurred a loss from operations of approximately US$3.35 million and US$2.01 million for the three months ended September 30, 2018 and 2017, respectively.

●	Impairment on long-term investments: we recognized an approximately US$0.46 million other-than temporary impairment on our long-term investment to ChinaNet Chuang Tou for the nine months ended September 30, 2018, representing the amount not recoverable upon termination of the company.

●	Interest expense, net: For the nine and three months ended September 30, 2018, interest income were immaterial. For the nine and three months ended September 30, 2017, we earned approximately US$0.04 million and US$nil of interest income, respectively, which was primarily contributed from the approximately US$3 million term deposit we placed in one of the major financial institutions in the PRC, which matured in July 2017. For the nine and three months ended September 30, 2018, interest expense of approximately US$0.03 million and US$0.01 million, respectively, were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs. For the nine and three months ended September 30, 2017, interest expense of approximately US$0.11 million and US$0.03 million, respectively, were primarily related to the short-term bank loan we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs and amounts due from investors related to terminated security purchase agreements as discussed in Note 16.

●	Change in fair value of warrant liabilities: we issued warrants in our Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of approximately US$1.45 million and US$0.50 million was recorded in earnings for the nine and three months ended September 30, 2018, respectively.

●	Loss before income tax expense and noncontrolling interests: As a result of the foregoing, our loss before income tax expense and noncontrolling interest was approximately US$12.16 million and US$3.76 million for the nine months ended September 30, 2018 and 2017, respectively. Our loss before income tax expense and noncontrolling interest was approximately US$2.86 million and US$2.05 million for the three months ended September 30, 2018 and 2017, respectively.

●	Income Tax expense: For the nine and three months ended September 30, 2018, we recognized a deferred income tax expense of approximately US$0.81 million and US$0.12 million, respectively, which was primarily related to the additional deferred tax assets valuation allowance provided during the periods. We recognized a net deferred income tax expense of approximately US$0.12 million and US$2 thousand for the nine and three months ended September 30, 2017, respectively, which was primarily related to utilizing deferred tax assets recognized in previous years due to earnings generated during the periods.

●	Net loss: As a result of the foregoing, for the nine months ended September 30, 2018 and 2017, we incurred a total net loss of approximately US$12.96 million and US$3.87 million, respectively. For the three months ended September 30, 2018 and 2017, we incurred a total net loss of approximately US$2.97 million and US$2.05 million, respectively.

●	Net loss/(income) attributable to noncontrolling interests: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation until the Company purchased the remaining 49% equity interest of it in May 2018. In May 2018, the Company incorporated a new majority-owned subsidiary, Business Opportunity Chain and beneficially owned 51% equity interest in it. For the nine and three months ended September 30, 2018, net loss allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia before it became the Company’s wholly-owned subsidiary and the noncontrolling interest of Business Opportunity Chain was approximately US$0.08 million and US$0.02 million, in the aggregate, respectively. For the nine and three months ended September 30, 2017, net income allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$0.09 million and US$0.04 million, respectively.

●	Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss/income attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$12.89 million and US$3.96 million for the nine months ended September 30, 2018 and 2017, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was US$2.95 million and US$2.09 million for the three months ended September 30, 2018 and 2017, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2018, we had cash and cash equivalents of approximately US$5.92 million.

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

As discussed in Note 3(b) to the unaudited condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We intend to improve our cashflow status through improving gross profit margin, strengthen receivables collection management and obtaining more credit facilities from banks or other form of financing.

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	Amounts in thousands of US dollars

Net cash used in operating activities	(3,693)	(2,654)
Net cash (used in)/provided by investing activities	(2,810)	762
Net cash provided by financing activities	9,790	-
Effect of foreign currency exchange rate changes on cash	(320)	91
Net increase/(decrease) in cash and cash equivalents	$2,967	$(1,801)

Net cash used in operating activities

For the nine months ended September 30, 2018, our net cash used in operating activities of approximately US$3.69 million were primarily attributable to:

(1)	net loss excluding approximately US$0.51 million of non-cash expenses of depreciation and amortizations; approximately US$0.22 million share-based compensation; approximately US$1.52 million allowance for doubtful accounts; approximately US$0.46 million impairment on long-term investments; approximately US$3.38 million impairment on intangible assets; approximately US$5.29 million impairment on goodwill; approximately US$1.45 million gain from change in fair value of warrant liabilities and approximately US$0.81 million deferred tax expense, yielded the non-cash items excluded net loss of approximately US$2.23 million.;

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers decreased by approximately US$1.02 million, primarily due to utilize the prepayments made in previous period and refund of contract deposit due to expiration/termination of supplier contracts; and

-	accounts payable increased by approximately US$1.10 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$1.44 million, primarily due to increase in search engine marketing and data service revenues during the period;

-	advance from customers decreased by approximately US$1.42 million, primarily due to recognizing revenues from beginning contract liabilities during the period;

-	accruals and other payables decreased by approximately US$0.44 million, due to settlement of these operational liabilities after the financing in January 2018;

-	taxes payable decreased by approximately US$0.06 million; and

-	other receivables increased by approximately US$0.21 million.

For the nine months ended September 30, 2017, our net cash used in operating activities of approximately US$2.65 million were primarily attributable to:

●	net loss excluding approximately US$1.07 million of non-cash expenses of depreciation and amortizations; approximately US$0.48 million share-based compensation; approximately US$1.25 million provision of allowance for doubtful accounts and approximately US$0.12 million deferred income tax expense, yielded the non-cash items excluded net loss of approximately US$0.95 million;

●	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	advance from customers increased by approximately US$0.76 million, primarily due to increase in advanced payments received from customers related to search engine marketing and data service;

-	accounts payable, other payables and taxes payable in the aggregate increased by approximately US$0.59 million; and

-	other receivables decreased by approximately US$0.07 million.

●	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$2.45 million, primarily due to increase in search engine marketing and data service revenues during the period;

-	prepayment to suppliers increased by approximately US$0.50 million; primarily due to increase in prepayments to search engine marketing and data service resources providers during the period; and;

-	accruals decreased by approximately US$0.17 million.

Net cash (used in)/provided by investing activities

For the nine months ended September 30, 2018, our cash used in investing activities included the following transactions: (1) we paid approximately US$0.01 million for the purchase of general office equipment; (2) we lent an unrelated party short-term loan of approximately US$2.0 million during the first fiscal quarter of 2018 and another unrelated party short-term loan of approximately US$0.11 million during the second fiscal quarter of 2018; (3) we collected the approximately US$2.61 million short-term loan lent to an unrelated party in the third quarter of 2017, we also collected the approximately US$2.0 million and US$0.11 million short-term loan as mentioned in (3) above, in the second and third fiscal quarter, respectively; (4) we paid approximately US$1.69 million for the acquisition of the 49% noncontrolling interest in a majority-owned subsidiary of ours; (5) we prepaid US$3.38 million and US$0.37 million for the development of certain blockchain technology based applications and a social network (WeChat) based marketing campaign application, respectively, and paid approximately US$0.44 million to settle the remaining balance of an intangible assets purchased in the fourth fiscal quarter of 2016; and (6) we received an investment return of approximately US$0.46 million from an investee company we plan to terminate within 2018. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.81 million for the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, our cash provided by investing activities included the following transactions: (1) we spent approximately US$2 thousand for the purchase of general office equipment; (2) our term deposit of approximately US$3.12 million matured in July 2017, which was recorded as a cash inflow from investing activities during the period; (3) we withdrew approximately US$0.44 million cash investment from one of our cost method investee companies during the period, which was also recorded as a cash inflow from investing activities during the period; and (4) we lent a short-term working capital loan of approximately US$2.8 million to an unrelated third party during the period, which had been fully repaid by the end of the first fiscal quarter of 2018. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$0.76 million for the nine months ended September 30, 2017.

Net cash provided by financing activities

For the nine months ended September 30, 2018, (1) we consummated a registered direct offering of 2,150,001 shares of our common stock to certain institutional investors at a purchase price of $5.15 per share. As part of the transaction, we also issued to the investors warrants for the purchase of up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share. We received net proceeds of approximately $10.26 million, after deduction of approximately US$0.81 million direct financing cost paid in cash; (2) Due to termination of security purchase agreements in May 2016, we repaid our previous investors of approximately US$0.93 million guarantee payment and prepayment received upon entering the agreements during the period; (3) we repaid approximately US$0.46 million short-term bank loan in July 2018; and (4) we re-borrowed the approximately US$0.46 million short-term bank loan on the same date and borrowed another approximately US$0.46 million short-term bank loan in September 2018. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$9.79 million for the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, we repaid approximately US$0.4 million short-term bank loan matured in July 2017, which was recorded as a cash outflow from financing activities during the period, and we re-borrowed the loan in August 2017, which was recorded as cash provided by financing activities during the period.

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

As a result of these PRC laws and regulations, our PRC subsidiary and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of September 30, 2018 and December 31, 2017, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiary and VIEs that are included in our consolidated net assets, was approximately US$12.0 million and US$8.3 million, respectively.

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

As of September 30, 2018 and December 31, 2017, there were approximately US$nil and US$9.2 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiary and VIEs in Renminbi included in our consolidated net assets, aside from US$2.6 million of statutory reserve funds as of September 30, 2018 and December 31, 2017, that may be affected by increased restrictions on currency exchanges in the future, and accordingly, may further limit our PRC subsidiary’s or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$12.0 million and US$8.3 million of restricted net assets as of September 30, 2018 and December 31, 2017, as discussed above.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 19, 2018	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)