Form 10-K
period 2018-12-31
ChinaNet Online Holdings, Inc.
filed 2019-04-15
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐   No ☒

The aggregate market value of the 10,559,102 shares of common equity stock held by non-affiliates of the Registrant was approximately $26,608,937 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.52 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 12, 2019 was 16,412,543.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

We are a holding company that conducts our primary businesses through our PRC subsidiaries and operating entities (the “VIEs”). We primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis system.

We derive our revenue principally by:

●	distributing the right to use search engine marketing service we purchased from key search engines to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches;

●	selling internet advertising space on our advertising portals and providing related data service to our clients through the internet advertising management systems developed and managed by us;

●	selling effective sales lead information; and

●	providing TV advertising service for the promotion of clients’ brand, products and services.

We generated total revenues of US$57.1 million for the year ended December 31, 2018, compared with US$46.6 million in 2017. Net loss attributable to our stockholders was approximately US$14.0 million for the year ended December 31, 2018, compared with a net loss attributable to our stockholders of US$10.1 million in 2017.

We consummated a registered direct offering of 2,150,001 shares of common stock of the Company to three institutional investors at a purchase price of $5.15 per share. As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 645,000 shares of common stock of the Company at an exercise price of $6.60 per share. The warrants have a term of 30 months from the date of issuance. The closing took place on January 17, 2018 and we received gross proceeds of approximately $11.1 million. We also issued warrants for the purchase of up to 129,000 shares of our common stock at an exercise price of $6.60 per share to our placement agent as part of the placement fee. The warrants issued to the placement agent have a term of 36 months and is not exercisable for a period of six months and one day after the closing date of the Financing.

In early 2018, we announced our expansion into the blockchain industry and the related technology. We aim to develop credible, traceable, and highly secured blockchain applications for the large demand from the SMEs. We believe that the application of blockchain in the field of business development and marketing can help SMEs to build a new business ecosystem based on algorithmic trust. With the introduction of blockchain technology, the platform-centric services in the past will gradually shift towards decentralization, solving trust issues in business cooperation and services and enhancing user vitality and stickiness. We also aim to gradually shift from information services to transaction services for business opportunities to create a multi-industry cross-chain value-based internet sharing entity.

During 2018, as an initiation of our Business Opportunity Chain Social Ecosystem, we are in the process of developing a new blockchain-powered marketing and advertising application platform. The platform aims to build a social community to facilitate various types of users, such as business owners, entrepreneurs, suppliers and customers or any individual who is interested in starting up a business, to share business opportunities and related information. This platform uses a bonus point mechanism generated on blockchain to keep track and award the users for their contributions to the platform. The bonus points can be used for future purchase or exchange in discount of our products and services. We plan to monetize the traffic on this platform in the future through providing advertising service, transaction facilitating service and/or transaction verification service when the business model is finalized.

2

Our Subsidiaries, Variable Interest Entities (VIEs) and Ownership Interest Investment Affiliates

As of December 31, 2018, our corporate structure is set forth below:

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. From the date of our incorporation until June 26, 2009, when we consummated a share exchange transaction with China Net Online Media Group Limited, our business development activities were primarily concentrated in web server access and company branding in hosting web based e-games.

Our wholly owned subsidiary, China Net Online Media Group Limited, was incorporated in the British Virgin Islands on August 13, 2007 (“China Net BVI”). On April 11, 2008, China Net BVI became the parent holding company of a group of companies comprised of CNET Online Technology Limited, a Hong Kong company (“China Net HK”), which established, and is the parent company of, Rise King Century Technology Development (Beijing) Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) established in the People's Republic of China (“Rise King WFOE”). In October 2008, Rise King WFOE acquired control over Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”) by entering into a series of contracts (the “Contractual Agreements” or the “VIE Agreements”), which enabled Rise King WFOE to operate the business and manage the affairs of the PRC Operating Entities.

The Foreign Investment Industrial Guidance Catalogue jointly issued by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission in 2007, which latest amendment became effective on July 28, 2017, and was replaced and partly abolished by the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2018 Version), promulgated jointly by the Ministry of Commerce and the National Development and Reform Commission on June 28, 2018, classified various industries/business into three different categories: (i) encouraged for foreign investment, (ii) restricted to foreign investment and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed to be industries/business permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership.

The business of the PRC Operating Entities falls under the class of a business that provides Internet content or information services, a type of value-added telecommunication services, for which restrictions upon foreign ownership apply. The latest Foreign Investment Industrial Guidance Catalogue and the Negative List retains the restrictions on foreign ownership related to value-added telecommunication services. As a result, Rise King WFOE is not allowed to do the business the PRC Operating Entities companies are currently pursuing. Advertising business is open to foreign investment but used to require that the foreign investors of a WFOE should have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“SAIC”, currently known as the State Administration for Market Regulations, (“SAMR”)) on August 22, 2008, which was repealed in June 29, 2015. Before June 29, 2015, Rise King WFOE was not allowed to engage in the advertising business because its shareholder, China Net HK, did not meet such requirements. As a result, in order to control the business and operations of the PRC Operating Entities and consolidate the financial results of the two companies in a manner that does not violate the related PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Entities.

Summary of the material terms of the VIE Agreements:

Exclusive Business Cooperation Agreements:

Pursuant to the Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Entities, Rise King WFOE has the exclusive right provide to the PRC Operating Entities complete technical support, business support and related consulting services during the term of these agreements, which includes but is not limited to technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development, and system maintenance. In exchange for such services, each PRC Operating Entity has agreed to pay a service fee consisting of a management fee and a fee for services provided, to Rise King WFOE, which shall be determined by Rise King WFOE according to the following factors: the complexity and difficulty of the services, seniority of and time consumed by the employees, specific contents, scope and value of the services, market price of the same type of services, and operation conditions of the PRC Operating Entities. Each agreement shall remain effective unless terminated in accordance with the provisions thereof or terminated in writing by Rise King WFOE.

Exclusive Option Agreements:

Under the Exclusive Option Agreements entered into by and among Rise King WFOE, each of the PRC Shareholders irrevocably granted to Rise King WFOE, or its designated person, an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Entities for a purchase price of RMB10, or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Rise King WFOE, or its designated person, has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements shall become effective upon execution and remain effective until all equity interests held by the relevant PRC Shareholder(s) in the PRC Operating Entities have been transferred or assigned to Rise King WFOE and/or any other person designated by Rise King WFOE.

Equity Pledge Agreements:

Under the Equity Pledge Agreements entered into by and among Rise King WFOE, the PRC Operating Entities and each of the PRC Shareholders, the PRC Shareholders pledged all of their equity interests in the PRC Operating Entities to guarantee the PRC Operating Entities’ and the PRC Shareholders’ performance of the relevant obligations under the Exclusive Business Cooperation Agreements and other Contractual Agreements. If the PRC Operating Entities or any of the PRC Shareholders breaches its/his/her respective contractual obligations under these agreements, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Rise King WFOE, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders of the PRC Operating Entities agreed not to dispose of the pledged equity interests or take any actions that would prejudice Rise King WFOE's interest, and to notify Rise King WFOE of any events or upon receipt of any notices which may affect Rise King WFOE's interest in the pledge. Each of the equity pledge agreements will be valid until all the obligations under the Exclusive Business Cooperation Agreements and other Contractual Agreements have been fulfilled, including the service fee payments related to the Exclusive Business Cooperation Agreement are paid in full.

Irrevocable Powers of Attorney:

The PRC Shareholders have each executed an irrevocable power of attorney to appoint Rise King WFOE as their exclusive attorneys-in-fact to vote on their behalf on all PRC Operating Entities matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Entity.

As a result of these Contractual Agreements, we through our wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes, but is not limited to, the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, OA technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, we will bear all of the VIEs’ operating costs in exchange for the net income of the VIEs. Under these agreements, we have the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our PRC Operating Entities and their shareholders. Due to the fact that Rise King WFOE and its indirect parent are the sole interest holders of the VIEs, we included the assets, liabilities, revenues and expenses of the VIEs in our consolidated financial statements, which is consistent with the provisions of FASB Accounting Standards Codification ("ASC") Topic 810 “Consolidation”, subtopic 10.

Please refer to the discussion of uncertainties and risks in relation to our VIE Structure on page 12 under Business-Government Regulation contained in Item 1 and page 21 under Risk Factors-Risks Relating to Regulation of Our Business and to Our Structure contained in Item 1A of this Annual Report.

As of December 31, 2018, through China Net BVI, we also control two indirectly wholly-owned investment holding companies, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), and ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online PRC”). ChinaNet Investment BVI co-incorporated ChinaNet Online Holdings Korea (“ChinaNet Korea”) with four unaffiliated individuals and beneficially owns 15% equity interest in ChinaNet Korea. ChinaNet Online PRC co-incorporated ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) with two unaffiliated individuals and beneficially owns 19% equity interest in ChinaNet Chuang Tou. The business activities of ChinaNet Chuang Tou and ChinaNet Koran are currently dormant.

In May 2018, ChinaNet Online PRC incorporated a new majority-owned subsidiary, Business Opportunity Chain (Beijing) Technology Development Co., Ltd. (“Business Opportunity Chain”) with three unrelated parties, of which ChinaNet Online PRC owns 51% equity interest. Business Opportunity Chain is established to provide research and develop and other technical support for our new blockchain business unit. As of December 31, 2018, Business Opportunity Chain was still in its start-up stage.

Our VIEs, VIEs’ subsidiaries and other ownership interest investment affiliates

As discussed above, through Rise King WFOE, we beneficially own two VIEs: Business Opportunities Online and Beijing CNET Online. Business Opportunities Online is primarily engaged in providing internet advertising, online to offline (O2O) precision marketing and related data service to the SMEs. Beijing CNET Online is primarily engaged in providing TV advertising service to the SMEs.

As of December 31, 2018, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries: Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”), Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”), Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) and Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”). Except Hubei CNET, Sheng Tian Hubei and Chuang Shi Xin Qi, which are currently dormant, the rest subsidiaries of Business Opportunity Online are all engaged in providing internet advertising, O2O precision marketing and related data service to the SMEs.

In October 2018, Beijing CNET Online acquired a 4.9% equity interest in a new entity, Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an), upon incorporation of this entity. The registered capital of Local Chain Xi’an is RMB5.0 million (approximately US$0.73 million), we contributed our pro-rata share of cash investment to Local Chain Xi’an of approximately RMB0.25 million (approximately US$0.04 million) in January 2019. Local Chain Xi’an is primarily engaged in providing internet technology development, promotion and consultancy related services. As of December 31, 2018, Local Chain Xi’an was still in its start-up stage.

As of December 31, 2018, the business activities of all other equity ownership interest investee entities of Business Opportunities Online and Beijing CNET Online (except for those that result in consolidation) as indicated in our organization chart above are currently dormant.

Industry and Market Overview

Overview of the Advertising Market in China

According to Dentsu Aegis Network in January 2019, the global advertising spend will reach US$625 billion, with an estimated growth rate of 3.8% in 2019, following a growth rate of 4.1% in 2018. Asia Pacific and North America forecast to contribute 42% and 30% global increase respectively. China’s advertising market is slowing in step with its economy, however, still remains one of the key drivers of global growth. Dentsu Aegis Network forecasts that China’s total advertising spend will grow by 7% in 2019 and is expected to reach RMB717.0 billion (approximately US$104 billion, or 17% of the global advertising market in 2019).

The growth of China’s advertising market is driven by a number of factors, including the sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in terms of gross domestic product (“GDP”), which amounted to US$13.1 trillion in 2018. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB39,251 in 2018, adjusted by the price factors, the actual increase was 5.6%.

Overview of the Internet Advertising Industry

According to Dentsu Aegis Network in January 2019, global ad-spend growth continues to be dominated by digital channels, which is expected to grow 12% to reach approximately US$254 billion and 41% of the total ad-spend in 2019. Strong growth on mobile ad spend will continues with an estimated growth rate of 19.2% in 2019.

Within China, the internet advertising market growth is expected to stem primarily from a higher internet penetration rate of just 59.6% by the end of 2018, compared with 55.8% by the end of 2017. Newly increased internet users for the year ended December 31, 2018 was approximately 56 million. (The 43rd China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”) in February 2019). According to the 43rd CNNIC report, as of December 2018, the mobile internet user reached 817 million people, compared with 753 million people as of December 2017, which accounted for 98.6% of the total internet users, as compared with 97.5% as of December 2017.

According to iResearch Global Group (August 2018), China online advertising revenue reached RMB375.01 billion Yuan (approximately US$55 billion) in 2017 and is estimated to hit RMB491.4 billion Yuan (approximately US$71.6 billion) in 2018, up 31% year-over-year. Its growth is forecasted to slow in step with its economy in the next few years. Mobile devices have become an indispensable part of people's lives. At the same time, the mobile advertising industry chain keeps improving, driving the rapid growth of online advertising revenue. China’s mobile advertising revenue reached RMB254.96 billion Yuan (approximately US$37.1 billion) in 2017 and it’s estimated to hit RMB381.44 billion Yuan (approximately US$55.6 billion) in 2018, jumping 49.6% year-over-year. China’s mobile advertising revenue is expected to top RMB661.03 billion Yuan, accounting for about 84.3% by 2020, and mobile advertising will keep leading the development of online advertising market in the future.

The diagram below depicts the Market Scale of China’s Online Advertising and Mobile Advertising from 2013 to 2020:

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

In recent years, the capital market, internet giants and traditional offline services business in China have all accelerated their O2O business arrangement and development. With the advent of the mobile Internet era, the innovation of user needs, and applications have become the main trend of the Internet, including online payments, location-based services, online and offline interaction and more. Due to the decline of China’s economy in recent years, the competitive market pressure within the local life services industry has increased. Under these circumstances, more and more traditional offline service providers started to use the internet (PC, tablet and mobile) to market and promote their products and services. The rapid development of social media and tools, such as: Wechat and Weibo, also have had a very important influence on the development of the O2O market, using social media and tools to promote brands and maintain customer relationships has become an important adverting and marketing tool for all offline business.

Our Principal Products and Services

Internet Advertising, Precision Marketing and Related Data Services

Founded in 2003 and 2011, respectively, 28.com and liansuo.com are two of the leading Internet portals for information relating to small business opportunities in China, and 28.com is one of the earliest entrants in this sector. In the past few years, we further developed and upgraded the system and tools of our advertising portals, including customer user interface, and integrated our mobile functions. Besides our advertising portals, we also have established solid partnership relations with key search engines in China with distribution of the right to use their search engine marketing service, which in the aggregate enable our customers to invest in their online advertising and marketing campaign through multi-channel to maximize market exposure and effectiveness.

Our internet advertising, precision marketing and related data services provide advertisers with tools to build sales channels directly in the form of franchisees, sales agents, distributors, and/or resellers, and have the following features which enable them to be attractive to the advertisers:

•	Allowing potential entrepreneurs interested in inexpensive franchise and other business ventures to find in-depth details about these businesses in various industries and business categories, with real-time and online assistance through an instant messenger;

•	Providing one-stop integrated internet marketing and advertising services for SMEs by offering customized services and advertisement placement on various communication channels through intelligent based promotion systems;

•	Generating effective sales leads information; and

•	Bundling with advanced traffic generation techniques, search-engine optimization and marketing and other internet advertising management tools to assist our clients with monitoring, analyzing and managing their advertising and data collected on our web portal.

We typically charge our clients a fixed monthly fee for the internet advertising and related data services that we provide on our ad portals. For distribution of the right to use the search engine marketing service, revenue is recognized on a monthly basis and at a gross amount, based on the direct cost consumed through search engines for providing such services with a premium, which typically is 3%-5%. A certain group of our clients also purchase effective sales lead information collected by our online advertising system, and we charge a fixed fee, which varies for different business types, for each effective sales lead information delivered to clients. As of December 31, 2018, we have approximately 800 clients who used our internet advertising, marketing and data services. We achieved approximately US$57.0 million and US$46.3 million of internet advertising, precision marketing and related data services revenues for the years ended December 31, 2018 and 2017, respectively. The overall gross profit margin of this business segment decreased to 4% for the year ended December 31, 2018 from 10% for the year ended December 31, 2017, primarily due to a significant decrease in gross profit margin of advertising service we provided through our ad portals from 35% in 2017 to 5% in 2018.

Television Advertising

As part of our advertising and marketing services, we distributed television shows that were comprised of advertisements similar to infomercials. The shows are distributed during airtime we purchased from provincial satellite television stations. Due to the rapid development of Internet and mobile advertising and the further restriction on content, air time and duration of these infomercials imposed by the State Administration of Press, Publication, Radio, Film and Television of the PRC in recent years, the demands of our TV advertising service decreased accordingly. For the years ended December 31, 2018 and 2017, we recognized approximately US$0.12 million and US$0.34 million TV advertising revenues, respectively. We will continue to monitor our clients’ needs of this service. In consideration of the sustained and steady development of Internet advertising and the rapid development in mobile advertising, we expect future revenues contributed from this segment will be insignificant.

Sales and Marketing

For the year ended December 31, 2018, we derived 99.8% of total net revenues from our Internet advertising and the provision of related data services, compared with 99.3% for the year ended December 31, 2017.

The following table sets forth a breakdown of our revenue from Internet advertising and related technical services, by industry, for the year ended December 31, 2018:

Industry	Percentage of total revenue
Food and Beverage	68.4%
Women Accessories	0.1%
Footwear, Apparel and Garments	0.7%
Home Goods and Construction Materials	12.1%
Environmental Protection Equipment	9.6%
Cosmetic and Health Care	0.7%
Education Network	1.4%
Others	7.0%
Total	100%

We employ experienced advertising sales people and provide in-house education and training to our sales people to ensure that they provide our current and prospective clients with comprehensive information about our services, the benefits of using our advertising, marketing and data services and relevant information regarding the advertising industry. We also market our advertising services from time to time by placing advertisements on television and other well-known portals in China, participating in domestic and international franchise exhibitions in China and other countries and acting as a sponsor to third-party programming and shows.

Suppliers

Our suppliers are major search engines, other internet gateways and regional television stations. Among these suppliers, for the year ended December 31, 2018, resources purchased from two of the largest search engines in China counted for approximately 85% and 11% of our search engine resource cost, respectively, compared with 64% and 26% for the year ended December 31, 2017, respectively. For television, we had the same one provincial satellite television station which supplied us with television advertising airtime slots in 2018 and 2017.

Research and Development

We plan to increase expenditures to enhance the safety of our hardware and server which we depend on to support our network and manage and monitor programs on the network in future years. Whether we continue to further deploy newer technology will depend upon cost and network security. We also focus on enhancing related software systems enabling us to track and monitor advertiser demands and the related data collection and analysis. In the next few years, we intend to move our research and development efforts to mobile-based application system and data collection and analysis tools, and our new blockchain-powered Business Opportunity Chain platform.

Intellectual Property

As of December 31, 2018, we had twenty-four software copyright certificates issued by the State Copyright Office of the PRC (“SCO”), including, but not limited to, software systems covering monitoring and management platforms on internet advertising effects, analysis systems on internet traffic statistics and internet user behavior, analysis systems on log-based visit hotspot and browsing trails, analysis systems on mobile advertising platform and cloud-compute technology.

Competition

We compete with other internet advertising companies for business opportunities in China, including companies that also distribute the right to use the search engine marketing services provide by key search engines in China, such as: Media Linkage Technology (Beijing) Co., Ltd., Guangzhou Jiuxing Hudong Technology Co., Ltd., and Guangzhou Chengzhi Mingyuan Network Technology Co., Ltd, and companies that operate Internet advertising portals, such as u88.cn, 3158.cn and 78.cn. We compete for clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboards, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, magazines and radio.

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

Foreign Investments in Advertising

In accordance with the Administrative Provision on Foreign Investment in the Advertising Industry, jointly promulgated by the SAIC (currently known as the SAMR) and MOFCOM on August 22, 2008 and became effective on October 1, 2008, foreign investors can invest in PRC advertising companies either through wholly owned enterprises or joint ventures with Chinese parties. However, the foreign investor must have at least three years of direct operations outside China in the advertising industry as its core business. This requirement was reduced to two years if foreign investment in the advertising company is in the form of a joint venture. The Administrative Provision on Foreign Investment in the Advertising Industry was subsequently repealed by the SAIC (currently known as the SAMR) and MOFCOM on June 29, 2015.

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

We have been advised by our PRC counsel, as of the date hereof, our current contractual arrangements with our VIEs and their respective shareholders are valid, binding and enforceable. However, there exist substantial uncertainties regarding the application, interpretation and enforcement of current and future PRC laws and regulations and their potential effect on corporate structure and contractual arrangements.

On December 23, 2018, the State Council submitted the draft version of the Foreign Investment Law to the Standing Committee of the National People’s Congress, which was promulgated by the National People’s Congress on its official site on December 26, 2018 for public consultation until February 24, 2019. On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which will come into effect on January 1, 2020 and replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. However, since it is relatively new, uncertainties still exist in relation to its interpretation and implementation. For instance, under the Foreign Investment Law, “foreign investment” refers to the investment activities directly or indirectly conducted by foreign individuals, enterprises or other entities in China. Though it does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangement would not be interpreted as a type of indirect foreign investment activities under the definition in the future. In addition, the definition contains a catch-all provision which includes investments made by foreign investors through means stipulated in laws or administrative regulations or other methods prescribed by the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions promulgated by the State Council to provide for contractual arrangements as a form of foreign investment. In any of these cases, it will be uncertain whether our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

Business License and permits for ICP and Advertising Companies

All PRC legal entities may commence operations only upon obtaining a business license from the relevant local branch of the SAIC (currently known as the SAMR).

On October 27, 1994, the Tenth Session of the Standing Committee of the Eighth National People’s Congress adopted the Advertising Law, which became effective on February 1, 1995, and was subsequently amended on April 24, 2015 by the Fourteenth Session of the Standing Committee of the Twelfth National People’s Congress, and on October 26, 2018 by the Sixth Session of the Standing Committee of the Thirteenth National People’s Congress, respectively. The latest Revised Advertising Law became effective on October 26, 2018. According to the Revised Advertising Law and its various implementing rules, companies engaging in advertising activities must obtain from the SAIC (currently known as the SAMR) or its local branches a business license which specifically includes within its scope the operation of an advertising business. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. We have obtained such a business license from the local branches of the SAIC (currently known as the SAMR) as required by existing PRC regulations. We do not expect to encounter any difficulties in maintaining the business license. However, if we seriously violate the relevant advertising laws and regulations, the SAIC (currently known as the SAMR) or its local branches may revoke our business licenses.

On September 25, 2000, the State Council issued the Measures for the Administration of Internet Information Services (“ICP Measures”). Under the ICP Measures, entities that provide information to online users on the Internet, or ICPs, are obliged to obtain an operating permit from the “MIIT or its local branch. ICP permits are subject to annual inspection. Our PRC operating VIEs engaged in ICP business have obtained their respective ICP permits and comply with the annual inspection and other related provisions. We do not expect to encounter any difficulties in maintaining the ICP operating permits. However, if we seriously violate the relevant ICP laws and regulations, the SAIC (currently known as the SAMR) or its local branches may revoke our permits.

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

Advertisers, advertising operators, including advertising agencies, and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute is true and in full compliance with applicable laws. In providing advertising services, advertising operators and advertising distributors must review the supporting documents provided by advertisers for advertisements and verify that the content of the advertisements complies with applicable PRC laws, rules and regulations. Prior to distributing advertisements that are subject to government censorship and approval, advertising distributors are obligated to verify that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC (currently known as the SAMR) or its local branches may revoke violators’ licenses or permits for their advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

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

Regulation on Intellectual Property

Regulation on Trademark

The Trademark Law of the PRC was adopted at the 24th meeting of the Standing Committee of the Fifth National People’s Congress on August 23, 1982 and amended on February 22, 1993, October 27, 2001 and August 30, 2013, respectively. The Trademark Law sets out the guidelines on administration of trademarks and protection of the exclusive rights of trademark owners. In order to enjoy an exclusive right to use a trademark, one must register the trademark with the Trademark Bureau of the SAIC (currently known as the SAMR) and obtain a registration certificate.

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

Regulations on Foreign Currency Exchange

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated in1996 and most recently amended in August 2008 and various regulations issued by SAFE and other relevant PRC government authorities, the Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from SAFE or its local branch for conversion of the Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in Renminbi. Domestic companies or individuals can repatriate foreign currency payments received from abroad or deposit these payments abroad subject to applicable regulations that expressly require repatriation within certain period. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local branch. Foreign currencies received under current account items can be either retained or sold to financial institutions engaged in the foreign exchange settlement or sales business without prior approval from SAFE by complying with relevant regulations. Foreign exchange income under capital account can be retained or sold to financial institutions engaged in foreign exchange settlement and sales business, with prior approval from SAFE unless otherwise provided.

Our business operations, which are subject to the foreign currency exchange regulations, have all been implemented in accordance with these regulations. We will take steps to ensure that our future operations comply with these regulations.

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by PRC operating subsidiaries and VIEs include the Company Law of the PRC (1993), as amended in 2018, the Foreign Investment Enterprise Law (1986), as amended in 2016, and the Foreign Investment Enterprise Law Implementation Rules (1990), as amended in 2014. Under these laws and regulations, PRC subsidiaries and VIEs, including wholly owned foreign enterprises, or WFOEs, and domestic companies in China, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, its PRC significant subsidiaries and VIEs, including WFOEs and domestic companies, are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the cumulative amount of such reserve reaches 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Tax

On March 16, 2007, the Fifth Session of the Tenth National People’s Congress of PRC passed the Enterprise Income Tax Law of the People’s Republic of China, or EIT Law, which became effective on January 1, 2008 and was subsequently amended on February 24, 2017 and December 29, 2018, respectively. On November 28, 2007, the State Council at the 197th Executive Meeting passed the Regulation on the Implementation of the Income Tax Law of the People’s Republic of China, which became effective on January 1, 2008. The EIT Law adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and revoked the existing tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises.

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

Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, including CSRC, MOC, SAT, SASAC, SAIC (currently known as the SAMR) and SAFE, jointly promulgated the M&A Rules, which became effective on September 8, 2006, and was subsequently amended on June 22, 2009, to regulate foreign investment in PRC domestic enterprises. The M&A Rules provide that the MOC must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exist: (i) the transaction involves an important industry in China; (ii) the transaction may affect national “economic security”; or (iii) the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China. The M&A Rules also contain a provision requiring offshore SPVs formed for the purpose of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and procedures for obtaining any required approval from the CSRC.

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

Employees

As of December 31, 2018, we had 177 full-time employees, 22 of whom are in sales and marketing, 72 of whom are in operations and support, 48 of whom are in management and administration and 35 of whom are in technology support and R&D.

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

Corporation Information

Our principal executive offices are located at No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC. Our telephone number at this address is (86 10) 60846616 and our fax number is (86 10) 88857816. For more information, see our corporate website at www.chinanet-online.com.

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

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute is fair, accurate and in full compliance with applicable laws, rules and regulations. Although we comply with the requirements by reviewing the business licenses and the profiles of our clients, clients may post advertisements about business opportunities that are not legitimate and over which we have no control. On April 24, 2015, the Fourteenth Session of the Standing Committee of the Twelfth National People’s Congress adopted the Revised Advertising Law, which became effective on September 1, 2015 and was further amended on October 26, 2018. The Revised Advertising Law further established the advertisement standards and restrictions of certain industries, such as: medical instruments, education and training, franchise and investments; defined separate standards and restrictions for Internet advertisements and reinforced the regulatory responsibilities of the related competent authorities. We cannot assure you that our operating entities will be fully in compliance with these new rules during normal course of business. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for its advertising business operations.

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

In Note 3 (b) to our Consolidated Financial Statements included herewith, we disclosed that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We intend to improve our cashflow status through improving gross profit margin, strengthen receivables collection management. If the implementation of these plans cannot provide sufficient cash to satisfy our requirements, we may seek to sell additional equity or debt securities or obtain more credit facilities. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Our blockchain project is at an early stage and the PRC laws and regulations may have a potential effect.

We are in the process of developing our Business Opportunity Chain platform based on the blockchain technology to facilitate our company’s business. The laws and regulations governing the blockchain in China are developing and evolving and subject to changes.

The PRC government adopts a positive attitude to the blockchain technology and it has been mentioned several times in the national strategy reports. However, for the initial coin offering (the “ICO”) which may appear in the most blockchain projects, the PRC government authorities have strictly prohibited the ICO and any similar activities within the PRC by issuing the Announcement of the People's Bank of China, the Office of the Central Leading Group for Cyberspace Affairs, the Ministry of Industry and Information Technology and Other Departments on Preventing the Financing Risks of Initial Coin Offerings on September 4, 2017. The Banking and Insurance Regulatory Commission, the Office of the Central Cyberspace Affairs Commission, the Ministry of Public Security, the People's Bank of China and the State Administration for Market Regulation also issued the Risk Warning for Preventing Illegal Fundraising in the Name of "Virtual Currency" or "Blockchain" on August 24, 2018.

The Internet Finance Association of China also issued a series of notices to remind the potential risks of ICO and the cryptocurrency trading to the PRC residents, including the Risk Warning on Guarding against the "Virtual Currency" such as Bitcoin on September 13, 2017, Risk Warning on Guarding against the Disguised Initial Coin Offering Activities on January 12, 2018 and Risk Warning on Guarding against the Offshore Initial Coin Offering Activities and the Cryptocurrency Trading on January 26, 2018.

We do not plan to initiate any ICO in China or any other jurisdictions. However, as the laws and regulations governing the blockchain in China are developing and evolving and subject to changes, we cannot assure you that that our blockchain technology related business will continue to be compliance with the PRC law. If our practice is deemed to violate any PRC law or regulations, the project would be materially and adversely affected.

Given the continuing changing of the regulation regime and the government policy of this area in the PRC, an overall limited industry experiences in developing and operating a blockchain-powered platform, and our lack of operating history to serve as an transaction facilitation and verification services provider, our ability to generate substantial revenue from the blockchain-powered platform upon its launch remains unproven. It may be difficult for you to evaluate its performance and prospects.

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

As discussed above, on March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which will come into effect on January 1, 2020 and replace the trio of existing laws regulating foreign investment in China, together with their implementation rules and ancillary regulations. The Foreign Investment Law stipulates three forms of foreign investment but does not explicitly stipulate the contractual arrangements under the VIE structure as a form of foreign investment. The Foreign Investment Law also stipulates that foreign investment includes “foreign investors invest in China through any other methods under laws, administrative regulations, or provisions prescribed by the State Council.

Since the Foreign Investment Law is relatively new, uncertainties still exist in relation to its interpretation and implementation. There is no assurance that foreign investment via contractual arrangement would not be interpreted as a type of indirect foreign investment activities under the definition in the future.

If our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations, or furthermore we will fail to complete any actions to be taken by companies with respect to existing contractual arrangements as mandated by future laws, administrative regulations or provisions prescribed by the State Council in a timely manner, or at all, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, (currently known as the State Administration for Market Regulations (the “SAMR”)), the Ministry of Industry and Information Technology, Or MIIT, which regulates ICP and advertising companies, would have broad discretion in dealing with such violations, including:

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

The Renminbi is not a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for foreign exchange registration certificates. Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE.  However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, the Ministry of Commerce (the “MOC”), joined by the China Securities Regulatory Commission (the “CSRC”), State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration of Industry and Commerce (the “SAIC”, currently known as the SAMR), and SAFE, jointly promulgated a rule entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006 and was subsequently amended on June 22, 2009.  This regulation, among other things, has certain provisions that require special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the regulation does not expressly provide that approval from the CSRC is required for the offshore listing of the SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

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

The Standing Committee of the National People’s Congress enacted the Labor Contract Law on January 2008 and amended it on December 28, 2012. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. Under the Labor Contract Law, an employer is obligated to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have an unlimited term. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In addition, PRC governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law.

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

On March 16, 2007, the National People’s Congress of the PRC passed the revised Enterprise Income Tax Law (or EIT Law), which took effect on of January 1, 2008 and was subsequently amended on February 24, 2017 and December 29, 2018, respectively. The EIT Law imposes a unified income tax rate of 25% on all companies established in China. Under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25%.

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

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 37 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until a period of time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

The non-U.S. activities of our non-U.S. subsidiaries and VIEs may be subject to U.S. taxation.

Substantially all of our operating subsidiaries and VIEs are based in China and are subject to income tax in the PRC. These China-based subsidiaries and VIEs conduct substantially all of our operations and generate all of our income in China. ChinaNet Online Holdings, Inc. is a Nevada corporation and is subject to income tax in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings.

The U.S. Tax Reform includes provisions for a new tax on global intangible low-taxed income (“GILTI”) effective for tax years of non-U.S. corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. The new GILTI tax would be imposed on us when our subsidiaries and VIEs that are CFCs generate income that is subject to Subpart F of the U.S. Internal Revenue Code beginning after December 31, 2017, and any such resulting U.S. corporate income tax imposed on us would reduce our consolidated net income.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 33% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 12, 2019, the closing trade price of our Common Stock was $2.10 per share. As of April 12, 2019, we had approximately 600 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.92 per share and a high price of $9.34 per share.

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

We currently have common stock purchase options outstanding to purchase up to 835,216 shares of our Common Stock in the aggregate issued to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options ranges from $2.10 to $3.08 per share, of which 80,000 shares of the common stock purchase options will expire on December 29, 2019, 277,976 shares of common stock purchase options will expire on November 29, 2021, and the remaining 477,240 shares of common stock purchase options will expire on September 14, 2020. We also have warrants outstanding to purchase up to 774,000 shares of our Common Stock, of which 645,000 warrants will expire on July 17, 2020 and the remaining 129,000 warrants will expire on January 17, 2021. The exercise price of these warrants is $6.60 per share, subject to adjustment in certain circumstances. Exercise of these options and warrants may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these options and warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these options and warrants remain outstanding may be adversely affected by the existence of these options and warrants as well.

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

Our Common Stock is traded on the Nasdaq Stock Market LLC (“NASDAQ”), a national securities exchange. Historically, we received letters from NASDAQ which indicated in its letters that, based upon the closing bid price for a certain 30-consecutive business day period, we no longer met the requirement set forth in Listing Rule, which requires listed securities to maintain a minimum bid price of $1.0 per share. We have regained compliance regarding this matter. However, we cannot assure you that our securities will meet the continued listing requirements be listed on the NASDAQ in the future.

If NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

The following table summarizes the location of real property we lease.  We do not own any real property.

Item	Address	Leasing Area
1	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 1st Floor	875 square meters
2	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, 2nd Floor	875 square meters
3	No. 3 Min Zhuang Road, Building 6, Yu Quan Hui Gu Tuspark, Haidian District, Beijing, PRC, Basement	876 square meters
4	No. 15 First Changzheng Road, Xiaogan City, Hubei Province, PRC, 2nd Floor	300 square meters

The properties listed in Items 1, 2 and 3 above are our principal executive offices and are used by all of our business segments. The property listed in Items 4 is the office for our operating VIEs in Xiaogan, Hubei province, and is primarily used by our internet advertising and data service business segment.

We believe that our existing facilities and equipment are well maintained and in good operating condition and are sufficient to meet our needs for the foreseeable future.

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

Holders

As of April 12, 2019, there were approximately 600 record holders of our Common Stock.

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

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2018, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

Overview

Our company company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing advertising, precision marketing, online to offline sales channel expansion and the related data services to small and medium enterprises in the PRC.

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements on our web portals, sales of effective sale lead information as well as sell provision of TV advertising service to maximize market exposure and effectiveness for our clients.

Basis of presentation, critical accounting policies and management estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. We considered the policies discussed below to be critical to an understanding of our financial statements.

Foreign currency translation and transactions

We conduct all of our operations through our PRC operating subsidiaries and VIEs, PRC is the primary economic environment in which we operate. The exchange rates used to translate amounts in Renminbi (“RMB”), the functional currency of the PRC, into our reporting currency, the United States Dollar (“U.S. dollar” or “US$”) for the purposes of preparing our consolidated financial statements are as follows:

	As of December 31,
	2018	2017

Balance sheet items, except for equity accounts	6.8632	6.5342

	Year Ended December 31,
	2018	2017

Items in the statements of operations and comprehensive loss, and statements of cash flows	6.6174	6.7518

Impairment of long-lived assets

We review our long-lived assts, which are primarily intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value.

For the years ended December 31, 2018 and 2017, we recognized an approximately US$3.33 million and US$2.55 million impairment loss associated with intangible assets of our internet advertising and date service reporting unit, respectively, due to insufficient estimated future cash flows expected to be generated by these assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of acquisitions of equity interests in our consolidated VIEs. Our goodwill is attributable to our internet advertising and date service reporting unit.

Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level at least on an annual basis on December 31, and between annual tests when an event occurs, or circumstances change that could indicate that the asset might be impaired. Due to significant decrease in overall gross profit margin and continued operating losses incurred from this reporting unit during 2018, we performed interim goodwill impairment test on June 30, 2018, by comparing the fair value of this reporting unit with its carrying amount, after recognizing the impairment loss of our intangible assets. As a result, in accordance with ASU 2017-04, which we early adopted on January 1, 2018, we recognized an approximately US$5.21 million goodwill impairment loss, representing the amount that the carrying amount of this reporting unit, including goodwill, exceeds its fair value.

Revenue recognition

On January 1, 2018, we adopted ASC 606 “Revenue from Contracts with Customers”, applying the modified retrospective method. The adoption didn’t result in a material adjustment to our accumulated deficit as of January 1, 2018.

For distribution of the right to use search engine marketing service, provision of online advertising placement service and TV advertising service, we recognize revenues over time when we consider the services have been delivered to our customers. For sales of effective sale lead information, we recognize revenues at a point in time when the information is delivered and accepted by our customers.

For the distribution of the right to use the third-party’s search engine marketing service, we recognize the revenues on a gross basis, because we determine that we are a principal in the transaction, who control the service before it is transferred to the customers.

Recent issued or adopted accounting standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU, among other things, required that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU also simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted the amendments in this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842)–Targeted Improvements”, which provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606). We have adopted the amendments in these ASUs on January 1, 2019 using the additional modified retrospective transition method provided by ASU No. 2018-11. The adoption didn’t result in a material adjustment to our accumulated deficit as of January 1, 2019. Based on our current office space lease agreements as of December 31, 2018, the amounts of the right-of-use asset and related lease payment liability to be recognized in 2019 was insignificant.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU require the measurement and recognition of expected credit losses for financial assets held at amortized cost. The amendments in this ASU replace the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which among other things, clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public entities, the amendments in these ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact on our consolidated financial position and results of operations upon adopting these amendments.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied using a retrospective transition method to each period presented. We adopted the amendments in the ASU on January 1, 2018 using the retrospective transition method, which resulted in an approximately US$3.1 million term deposit held by us as of December 31, 2016 and matured during the year ended December 31, 2017 being reclassified from a cash inflow from investing activities to the beginning balance of cash, cash equivalents, and restricted cash shown on our statement of cash flows for the year ended December 31, 2017. The adoption of ASU No. 2016-18 had no impact on our statement of cash flows for the year ended December 31, 2018.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Others (Topic 350)-Simplify the Test for Goodwill Impairment”. To simplify the subsequent measurement of goodwill, the amendments in this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this ASU on a prospective basis. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have early adopted the amendments in this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial position and results of operations.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)-I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The amendments in part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this ASU do not require any transition guidance because those amendments do not have an accounting effect. We have adopted the amendments in this ASU on January 1, 2018, when determining whether certain financial instruments issued by the Company after January 1, 2018 should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The adoption of the amendments in this ASU did not have a material impact on our consolidated financial position and results of operations.

In February 2018, the FASB issued ASU No. 2018-02: “Income Statement—Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Based on our evaluation, we do not expect the adoption of the amendments in this ASU to have a material impact on our consolidated financial position and results of operations.

In June 2018, the FASB issued ASU No. 2018-07: “Compensation—Stock Compensation (Topic 718)-Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity. Based on our evaluation, we do not expect the adoption of the amendments in this ASU to have a material impact on our consolidated financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements. The amendments in this ASU, among other things, require public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. We do not expect the adoption of these amendments to have a material impact on our consolidated financial position and results of operations.

A.	RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year Ended December 31,
	2018	2017
	US$	US$
Revenues
From unrelated parties	$57,146	$46,598
From related parties	-	35
	57,146	46,633
Cost of revenues	54,728	42,020
Gross profit	2,418	4,613

Operating expenses
Sales and marketing expenses	1,970	2,734
General and administrative expenses	5,486	7,464
Research and development expenses	933	1,261
Impairment on intangible assets	3,330	2,552
Impairment on goodwill	5,211	-
	16,930	14,011

Loss from operations	(14,512)	(9,398)

Other income (expenses)
Change in fair value of warrant liabilities	1,669	-
Impairment on long-term investments	(453)	(44)
Interest expense, net	(37)	(107)
Other expenses	(30)	(211)
Total other income/(expense)	1,149	(362)

Loss before income tax expense and noncontrolling interests	(13,363)	(9,760)
Income tax expense	(764)	(251)
Net loss	(14,127)	(10,011)
Net loss/(income) attributable to noncontrolling interests	102	(114)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(14,025)	$(10,125)

Loss per share
Loss per common share
Basic and diluted	$(0.88)	$(0.84)

Weighted average number of common shares outstanding:
Basic and diluted	15,863,894	12,116,783

REVENUES

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Year ended December 31,
	2018		2017
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$9,588	16.8%	$8,879	19.1%
-Distribution of the right to use search engine marketing service	47,423	83.0%	37,355	80.1%
-Technical and other services	14	-	57	0.1%
Internet advertising and related data services	57,025	99.8%	46,291	99.3%
TV advertising service	121	0.2%	342	0.7%
Total	$57,146	100%	$46,633	100%

Total Revenues: Our total revenues increased to US$57.15 million for the year ended December 31, 2018 from US$46.63 million for the year ended December 31, 2017, which was primarily due to increase in revenues from distribution of the right to use the search engine marketing service we purchased from key search engines during the year.

We derive the majority of our advertising and data service revenues from distribution of the right to use the search engine marketing (“SEM”) services, sale of advertising space on our internet ad portals and sales of effective sales lead information, all of which management considers as one aggregate business operation and relies upon the consolidated results of all operations in this business unit to make decisions about allocating resources and evaluating performance.

•	Internet advertising revenues for the year ended December 31, 2018 was approximately US$9.6 million, compared with US$8.9 million for the year ended December 31, 2017. Due to increase in other new form of self-media advertising channels, our clients continued tightening their investment budget on advertising and marketing activities through traditional ad portal platforms, and focused more on new interactive advertising channels, and singular ad, cheaper advertising channel, e.g. search engine marketing, which brings customers with direct internet traffic flow through clicks. As a result, we experienced decline in revenues from this business category from fiscal 2017. In order to maintain the customer base for our ad portals and maintain our overall industry competitive position, we aggressively increased our investment in cost consumption for effective sale lead generation to improve the ad effectiveness and increase customers’ satisfaction. As a result of this investment, starting from the second fiscal quarter of 2018, revenues from this business category began to slowly recover, and increased by approximately 8% for the year ended December 31, 2018, compared with that for the year ended December 31, 2017. In future periods, we intend to optimize our cost control mechanism for our ad portals, which aiming to help our ad portals to achieve more accurate advertising and marketing results that will lead to increasing sales lead conversion rate for our customers with more acceptable and lower costs, and thereby improve the gross profit margin of this business category.
39

•	Revenues generated from other technical services provided by Rise King WFOE were approximately US$0.01 million and US$0.06 million for the years ended December 31, 2018 and 2017, respectively, which was insignificant for both years.

•	Revenue generated from distribution of the right to use search engine marketing service provided by key search engines for the years ended December 31, 2018 and 2017 was approximately US$47.4 million and US$37.4 million, respectively. Customers use this third-party search engine marketing service to increasing exposure through attracting more visits to their websites and achieve higher sales lead conversion rate, through bidding selected effective key words on different search engines. As discussed in the above paragraph, in recent years, our customers turn to choose more economic and singular marketing channel with more direct feedbacks and results, e.g. search engine marketing service, given our penetration in the advertising industry, solid partnership relations with key search engines and relative large amount of purchase, we were able to offer our customers with search engine resource at relatively lower rate compared with the market, as a result, our revenue from distribution of right to use search engine market service provided by key search engines increased by approximately 27% for the year ended December 31, 2018, as compare with that in last year.

•	Revenue from TV advertising service was approximately US$0.12 million and US$0.34 million for the years ended December 31, 2018 and 2017, respectively. We generate this revenue from promotion of our client’s business information through broadcast during the airtime slots we purchased from the same one of the provincial satellite TV station we cooperated with in the two years.

Cost of Revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, precision marketing and related data services, and our TV advertising service. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Year ended December 31,
	2018			2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$9,588	9,073	5%	$8,879	$5,810	35%
-Distribution of the right to use search engine marketing service	47,423	45,560	4%	37,355	35,936	4%
-Technical and other services	14	-	100%	57	1	98%
Internet advertising and related data services	57,025	54,633	4%	46,291	41,747	10%
TV advertising service	121	95	21%	342	273	20%
Total	$57,146	$54,728	4%	$46,633	$42,020	10%

Cost of revenues: our total cost of revenues increased to US$54.73 million for the year ended December 31, 2018 from US$42.02 million for the year ended December 31, 2017. Our cost of revenues primarily consists of search engine resources purchased from key search engines, costs of TV advertising time slots purchased from TV stations and other direct costs associated with providing the services. The increase in our total cost of revenues for the year ended December 31, 2018 was primarily due to the increase in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines, which was in line with the increase in the related revenues as discussed above, and a significant increase in cost investments to maintain customer base and competitive advantage through improve the customers’ satisfaction of its ad placement on our own ad portals.

•	Costs for internet advertising and data service were primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the year ended December 31, 2018, our total cost of revenues for internet advertising and data service was approximately US$9.1 million, compared with approximately US$5.8 million for the year ended December 31, 2017. The gross margin rate of our internet advertising and data service revenues decreased to 5% for the year ended December 31, 2018, compared with 35% for the year ended December 31, 2017. The significant decrease in our gross margin rate of this business category was primarily due to the fact that in order to retain the customer base of our ad portals under the recent downturn economy environment in China and intense market competition in the internet ad industry with new interactive advertising channels as discussed in the revenue section above, we had to invest aggressively to obtain more valid and active sales lead generations for the improvement of the effectiveness and efficiency of ad placements for our customers.

•	Costs for search engine marketing service was direct search engine resource costs consumed for the right to use search engine marketing service we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. The purchase of the resource in relatively large amounts under our own name allowed us to get it at a relatively low rate compared to the market. We charge our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. Gross margin rate of this service for the years ended December 31, 2018 and 2017 was both approximately 4%.

•	Cost for providing TV advertising services primarily consist of cost of TV advertising time slots purchased from TV stations. Gross margin rate of our TV advertising service for the years ended December 31, 2018 and 2017 was approximately 21% and 20%, respectively.

Gross Profit

As a result of the foregoing, our gross profit was US$2.42 million for the year ended December 31, 2018, compared with US$4.61 million for the year ended December 31, 2017. Our overall gross margin rate decreased to 4% for the year ended December 31, 2018, compared with 10% for the year ended December 31, 2017. The decrease in our overall gross margin rate was primarily due to a significant decrease in gross profit margin of our internet advertising and data service, which was 5% for the year ended December 31, 2018, compared with 35% for the year ended December 31, 2017 as discussed above.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses and impairment losses on intangible assets and goodwill. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Year ended December 31,
	2018		2017
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	Percentage of total revenue	Amount	Percentage of total revenue

Total Revenues	$57,146	100%	$46,633	100%
Gross Profit	2,418	4%	4,613	10%
Sales and marketing expenses	1,970	3%	2,734	6%
General and administrative expenses	5,486	10%	7,464	16%
Research and development expenses	933	2%	1,261	3%
Impairment on intangible assets	3,330	6%	2,552	5%
Impairment on goodwill	5,211	9%	-	-
Total operating expenses	16,930	30%	14,011	30%

Operating Expenses:   Our operating expenses increased to US$16.93 million for the year ended December 31, 2018 from US$14.0 million for the year ended December 31, 2017, which was primarily due to the increase in impairment loss charges on intangible assets and goodwill for the year ended December 31, 2018, compared with that in last year.

•	Sales and marketing expenses: For the year ended December 31, 2018, our sales and marketing expenses decreased to US$1.97 million from US$2.73 million for the year ended December 31, 2017. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the year ended December 31, 2018, the change in our sales and marketing expenses was primarily due to the following reasons: (1) the decrease in advertising expenses for brand development of approximately US$0.62 million; and (2) the decrease in staff salaries and benefit and other general expenses of our sales department of approximately US$0.14 million, due to the cost reduction plan executed by management.

•	General and administrative expenses: General and administrative expenses decreased to US$5.49 million for the year ended December 31, 2018 from US$7.46 million for the year ended December 31, 2017. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the year ended December 31, 2018, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: staff salary and benefit, professional service expenses and general office expenses of approximately US$0.07 million; (2) the increase in allowances for doubtful accounts of approximately US$0.06 million; and (3) the significant decrease in share-based compensation expenses of approximately US$1.97 million, which was primarily due to that in 2017 we granted and issued in the aggregate of approximately 1.82 million shares of our restricted common stock, of which 1.65 million shares were issued to our directors, management and key employees, and the remaining 0.17 million shares were issued to our professional services providers, while in 2018, we only granted and issued 0.25 million shares of our restricted common stock to a management consulting and advisor service provider in exchange for professional services for a 12-month period starting from December 2018.

•	Research and development expenses: Research and development expenses were approximately US$0.93 million and US$1.26 million for the years ended December 31, 2018 and 2017, respectively. Our research and development expenses primarily consist of salaries and benefits of our research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. The decrease in research and development expenses for the year ended December 31, 2018, compared with that in last year, were primarily due to the decrease in average headcount of this department during the year and the cost reduction plan executed by management.
42

•	Impairment on intangible assets: For the year ended December 31, 2018 and 2017, we recognized in the aggregate of approximately US$3.33 million and US$2.55 million impairment loss associated with intangible assets of our internet advertising and data service business segment, respectively, due to insufficient estimated future cash flows expected to be generated by the these assets, which resulted in the respective carrying value of these assets were not expected recoverable and exceeded its fair value.

•	Impairment on goodwill: Due to decrease in overall gross profit margin and continued operating losses incurred from our internet advertising and data services reporting unit, we performed interim goodwill impairment test as of June 30, 2018. As a result, for the year ended December 31, 2018, we recognized an approximately US$5.21 million full impairment loss on our goodwill of this reporting unit.

Loss from operations: As a result of the foregoing, our loss from operations was approximately US$14.51 million and US$9.40 million for the years ended December 31, 2018 and 2017, respectively.

Change in fair value of warrant liabilities: we issued warrants in our Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of approximately US$1.67 million was recorded in earnings for the year ended December 31, 2018.

Impairment on long-term investments: We recognized an approximately US$0.45 million other-than temporary impairment on our long-term investment to ChinaNet Chuang Tou for the year ended December 31, 2018, representing the amount not recoverable upon termination of the company. For the year ended December 31, 2017, we recognized an approximately US$0.04 million impairment loss related to our long-term investments in two other entities, as these entities had become dormant during 2017 and the possibility of the business recovery was considered remote.

Interest expense, net: For the year ended December 31, 2018, interest income we earned was approximately US$0.01 million. For the year ended December 31, 2017, we earned approximately US$0.04 million interest income, which was primarily contributed from the approximately US$3 million term deposit we placed in one of the major financial institutions in the PRC, which matured in July 2017. For the year ended December 31, 2018, interest expense of approximately US$0.05 million was primarily related to the short-term bank loans we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs. For the year ended December 31, 2017, interest expense of approximately US$0.15 million was primarily related to the short-term bank loans we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs and amounts due from investors related to terminated security purchase agreements as discussed in Note 15.

Loss before income tax expense and noncontrolling interest: As a result of the foregoing, our loss before income tax expense and noncontrolling interest was approximately US$13.36 million and US$9.76 million for the years ended December 31, 2018 and 2017, respectively.

Income tax expense: We recognized an income tax expense of approximately US$0.76 million and US0.25 million for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, deferred income tax expense recorded was primarily related to the additional deferred tax assets valuation allowance provided during the year, due to uncertainties surrounding future utilization, as a result of incurrence of continued operating losses in recent years. For the year ended December 31, 2017, income tax expenses of approximately US$0.25 million included a current income tax expenses of approximately US$1 thousand, a deferred income tax expense of approximately US$0.09 million recognized by utilizing the deferred tax assets previously recognized, due to earnings generated by one of our operating VIEs during the year, and a deferred tax expenses of approximately US$0.16 million due to additional valuation allowance for deferred tax assets recognized.

Net loss: As a result of the foregoing, for the years ended December 31, 2018 and 2017, we incurred a total net loss of approximately US$14.13 million and US$10.01 million, respectively.

Loss/(Income) attributable to noncontrolling interest: Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation until the Company purchased the remaining 49% equity interest in it in May 2018. In May 2018, the Company incorporated a new majority-owned subsidiary, Business Opportunity Chain and beneficially owned 51% equity interest in it. For the year ended December 31, 2018, net loss allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia before it became our wholly-owned subsidiary and the noncontrolling interest of Business Opportunity Chain was approximately US$0.10 million in the aggregate. For the year ended December 31, 2017, net income allocated to the noncontrolling interest of Beijing Chuang Fu Tian Xia was approximately US$0.11 million.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss/income attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$14.03 million and US$10.13 million for the years ended December 31, 2018 and 2017, respectively.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2018, we had cash and cash equivalents of approximately US$3.74 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to search engine resource and TV advertising time slots providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the investment in software technologies to expand our blockchain technology related business activities, investment to enhance the functionality of our current advertising portals for providing advertising, marketing and data services and to secure the safety of our general network, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds we generated from financing activities.

As discussed in Note 3(b) to our audited consolidated financial statements, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We intend to improve our cashflow status through improving gross profit margin, strengthen receivables collection management, negotiate with vendors for more favorable payment terms and obtaining more credit facilities from banks or other form of financing.

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended December 31,
	2018	2017
	Amounts in thousands of US dollars

Net cash used in operating activities	$(5,389)	$(1,320)
Net cash used in investing activities	(3,047)	(2,078)*
Net cash provided by financing activities	9,492	-
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(266)	259
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$790	$(3,139)

* Please refer to Note 3(aa) to our Consolidated Financial Statements included herewith, as a result of adopting ASU 2016-18, there was an approximately US$3.1 million term deposit held by the Company as of December 31, 2016 and matured during the year ended December 31, 2017 being reclassified from a cash inflow from investing activities to the beginning balance of cash, cash equivalents, and restricted cash shown on our statement of cash flows for the year ended December 31, 2017.

Net cash used in operating activities:

For the year ended December 31, 2018, our net cash used in operating activities of US$5.39 million were primarily attributable to:

(1)	net loss excluding approximately US$0.54 million of non-cash expenses of depreciation and amortizations; approximately US$0.23 million share-based compensation; approximately US$1.52 million allowance for doubtful accounts; approximately US$0.45 million impairment on long-term investments; approximately US$3.33 million impairment on intangible assets; approximately US$5.21 million impairment on goodwill; approximately US$1.67 million gain from change in fair value of warrant liabilities and approximately US$0.76 million deferred tax expense, yielded the non-cash items excluded net loss of approximately US$3.74 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	deposit and prepayment to suppliers decreased by approximately US$1.35 million, primarily due to utilize the prepayments made in previous period and refund of contract deposits due to expiration/termination of supplier contracts;

-	accounts payable increased by approximately US$0.16 million; and

-	other receivables decreased slightly by approximately US$0.03 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	advance from customers decreased by approximately US$2.41 million, primarily due to recognizing revenues from beginning contract liabilities during the year;

-	accrued liabilities, other payables and taxes payables decreased in the aggregate by approximately US$0.36 million, due to settlement of these operational liabilities after the financing in January 2018

-	accounts receivable increased by approximately US$0.23 million; and

-	due from related parities increased by approximately US$0.18 million.

For the year ended December 31, 2017, our net cash used in operating activities of approximately US$1.32 million were primarily attributable to:

(1)	net loss excluding approximately US$1.42 million of non-cash expenses of depreciation and amortizations; approximately US$2.27 million share-based compensation; approximately US$1.46 million of provision for doubtful accounts; approximately US$0.25 million of net deferred income tax expense and approximately US$2.6 million impairment loss on intangibles and long-term investments, yielded the non-cash items excluded net loss of approximately US$2.01 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	accounts payable increased by approximately US$2.65 million, primarily because we suffered a temporary working capital deficit during the year, which temporarily delayed our payment to the suppliers;

-	advance from customers increased by approximately US$1.99 million, primarily due to increase in advanced payments received from customers related to search engine marketing and data service;

-	prepayment and deposit to suppliers decreased by approximately US$0.95 million, primarily due to utilization of prepayments made in prior year to cost of sales when services were provided;

-	other receivables decreased by approximately US$0.08 million; and

-	tax payables increased by approximately US$0.08 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:
45

-	accounts receivable and due from related parties for advertising and data services provided increased by approximately US$4.86 million; and

-	accruals and other payable decreased by approximately US$0.20 million.

Net cash used in investing activities:

For the year ended December 31, 2018, our cash used in investing activities included the following transactions: (1) we paid approximately US$0.01 million for the purchase of general office equipment; (2) we lent an unrelated party short-term loan of approximately US$2.0 million during the first fiscal quarter of 2018 and another unrelated party short-term loan of approximately US$0.11 million during the second fiscal quarter of 2018; (3) we collected the approximately US$2.57 million short-term loan that lent to an unrelated party in the third quarter of 2017, we also collected the approximately US$2.0 million and US$0.11 million short-term loan as mentioned in (2) above, in the second and third fiscal quarter, respectively; (4) we paid approximately US$1.89 million for the acquisition of the 49% noncontrolling interest in a majority-owned subsidiary of ours; (5) we paid in the aggregate of US$3.74 million for the development of certain blockchain technology-based application platform and a social network-based application in relation to this blockchain technology-based application platform, and paid another approximately US$0.43 million to settle the remaining balance of an intangible assets purchased in the fourth fiscal quarter of 2016; and (6) we received an investment return of approximately US$0.45 million from an unconsolidated investee company we plan to terminate in the near future. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$3.05 million for the year ended December 31, 2018.

For the year ended December 31, 2017, our cash used in investing activities included the following transactions: (1) we spent approximately US$4 thousand for the purchase of general office equipment; (2) we withdrew approximately US$0.44 million cash investment from one of our unconsolidated investee companies, which was recorded as a cash inflow from investing activities during the year; and (3) we lent a short-term working capital loan of approximately US$2.81 million to an unrelated third party during the year, of which approximately US$0.30 million was repaid in December 2017, and the remaining balance was fully repaid during the first fiscal quarter of 2018. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.08 million for the year ended December 31, 2017.

Net cash provided by financing activities:

For the year ended December 31, 2018, (1) we consummated a registered direct offering of 2,150,001 shares of our common stock to certain institutional investors at a purchase price of $5.15 per share. As part of the transaction, we also issued to the investors and the placement agent warrants for the purchase of up to 645,000 shares and 129,000 shares of the Company’s common stock at an exercise price of $6.60 per share, respectively. We received net proceeds of approximately $10.26 million, after deduction of approximately US$0.81 million direct financing cost paid in cash; (2) Due to termination of security purchase agreements in May 2016, we repaid our previous investors of approximately US$0.92 million guarantee payment and prepayment received upon entering the agreements during 2018; (3) we repaid in the aggregate of approximately US$0.76 million short-term bank loans in July and October 2018; and (4) we re-borrowed an approximately US$0.45 million short-term bank loan in July 2018 and borrowed another approximately US$0.45 million short-term bank loan in September 2018. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$9.49 million for the year ended December 31, 2018.

For the year ended December 31, 2017, we repaid in the aggregate of approximately US$0.74 million short-term bank loans matured in July and October 2017, which were recorded as cash outflow from financing activities during the year, and we re-borrowed these loans with the same amounts in August and October 2017, which were recorded as cash provided by financing activities during the year.

Restricted Net Assets

As all of our operations are conducted through our PRC subsidiaries and VIEs, our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC subsidiaries and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIEs included in our consolidated net assets are also not distributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Rise King WFOE is subject to the above mandated restrictions on distributable profits. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. All of our other PRC subsidiaries and PRC VIEs are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2018 and 2017, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets, was approximately US$12.0 million and US$8.3 million, respectively.

The current PRC Enterprise Income Tax (“EIT”) Law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous EIT law. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate, subject to approval from the related PRC tax authorities.

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

As of December 31, 2018 and 2017, there were approximately US$nil and US$9.2 million retained earnings in the aggregate, respectively, which were generated by our PRC subsidiaries and VIEs in Renminbi included in our consolidated net assets, aside from US$2.6 million statutory reserve funds as of December 31, 2018 and 2017, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit our PRC subsidiaries’ or VIEs’ ability to make dividends or other payments in U.S. dollars to us, in addition to the approximately US$12.0 million and US$8.3 million restricted net assets as of December 31, 2018 and 2017, respectively, as discussed above.

C.	Off-Balance Sheet Arrangements

None.

D.	Disclosure of Contractual Obligations

The following table sets forth our company’s operating lease commitment as of December 31, 2018:

Office Rental
US$(’000)
Year ending December 31,
-2019	92
-2020	2
94

In February 2018, we entered into a contract with an unrelated third party to development certain blockchain technology-based application platform with a total contract amount of US$4.5 million. As of December 31, 2018, we had paid US$3.38 million and the remaining unpaid contract amount is expected to be paid for the year ending December 31, 2019.

In March 2018, we entered into a contract with another unrelated entity to develop a social network-based software application in relation to the blockchain technology-based platform with a total contract amount of RMB3.0 million (approximately US$0.44 million). As of December 31, 2018, we had paid RMB2.4 million (approximately US$0.35 million) and the remaining unpaid contract amount is expected to be paid for the year ending December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of December 31, 2018. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2018 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2018, and determined it to be effective.

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

PART IV.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statement’s Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

2.1	Share Exchange Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc., G. Edward Hancock, China Net Online Media Group Limited, and the shareholders of China Net Online Media Group Limited.(1)
2.2	Agreement and Plan of Merger (2)
3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)
3.2	Certificate of Amendment to Articles of Incorporation (14)
3.3	Articles of Merger. (2)
3.4	By-laws. (4)
4.1*	2011 Omnibus Securities and Incentive Plan (9)
4.2*	ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan. (13)
4.3	Form of Common Stock Purchase Warrant (15)
10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)
10.2	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.3	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.4	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.(1)
10.5	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.6	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.7	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.8	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.9	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.10	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.11	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.12	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.13	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.14	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.15	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.16	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.17	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.18	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.19	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.20	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.21	Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited and Handong Cheng, Xuanfu Liu and Li Sun. (1)
10.22	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Handong Cheng. (1)
10.23	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Xuanfu Liu. (1)
10.24	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Li Sun. (1)
10.25	Internet Banking Experiencing All-in-One Engine Strategic Cooperation Agreement, dated August 7, 2008, by and between Henan Branch of China Construction Bank and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)
10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)
10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)
10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)
10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)
10.33*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)
10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)
10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)
10.36	Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.37	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.38	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.39	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.40	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.41	Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.42	Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.43	Equity Transfer Agreement, dated as of December 15, 2011, Among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihang, Wei Yanmin and Soo Yi Lian Mei Network Technology (Beijing) Co. Ltd. (10)
10.44	English Translation of the Equity Transfer Agreement by and among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihong and Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., dated September 10, 2012. (11)
10.45	Securities Purchase Agreement, dated May 5, 2015. (7)
10.46	Lock-Up Agreement, dated May 5, 2015. (7)
10.47	Securities Purchase Agreement, dated May 26, 2015. (12)
10.48	Lock-Up Agreement, dated May 26, 2015. (12)
10.49	Letter Agreement, dated January 8, 2018, between ChinaNet Online Holdings, Inc. and FT Global Capital, Inc. (15)
10.50	Form of Securities Purchase Agreement dated January 12, 2018, among ChinaNet Online Holdings, Inc. and certain institutional investors. (15)
14	Code of Ethics (6)
21.1	Subsidiaries of the Registrant +
23.1	Consent of Marcum Bernstein & Pinchuk LLP +
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith
*	Denotes managerial contracts or compensatory plans or arrangements:
(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.
(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.
(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.
(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.
(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.
(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 21, 2009
(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed on March 31, 2011.
(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed on May 11, 2011.
(9)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on December 16, 2011.
(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on September 11, 2012.
(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 7, 2015.
(12)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 28, 2015.
(13)	Incorporated by reference herein to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2015.
(14)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on August 18, 2016.
(15)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on January 12, 2018.
(b)	The exhibits listed on the Exhibit Index are filed as part of this report.
(c)	Not applicable.

ITEM 16	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: April 15, 2019	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2019	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2019	By:	/s/ Zhige Zhang
	Name:	Zhige Zhang
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated: April 15, 2019	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: April 15, 2019	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 15, 2019	By:	/s/ Mototaka Watanabe
	Name:	Mototaka Watanabe
	Title:	Director

Dated: April 15, 2019	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

CHINANET ONLINE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ChinaNet Online Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChinaNet Online Holdings, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3b, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 15, 2019

NEW YORK OFFICE   •   7 Penn Plaza • Suite 830   •   New York, New York   •   10001

Phone 646.442.4845   •   Fax 646.349.5200   •   www.marcumbp.com

F-2

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	As of December 31,
	2018	2017
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$3,742	$2,952
Accounts receivable, net of allowance for doubtful accounts of $3,393 and $2,793, respectively	6,359	7,215
Other receivables, net	19	2,646
Prepayment and deposit to suppliers	2,154	4,073
Due from related parties, net	226	14
Total current assets	12,500	16,900

Long-term investments	-	918
Property and equipment, net	142	299
Intangible assets, net	45	3,808
Blockchain application platform development costs	3,725	-
Goodwill	-	5,277
Deferred tax assets, net	556	1,358
Total Assets	$16,968	$28,560

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$874	$765
Accounts payable *	2,869	2,851
Advances from customers *	1,061	3,559
Accrued payroll and other accruals *	521	559
Due to investors related to terminated security purchase agreements	-	938
Payable for purchasing of software technology *	-	436
Taxes payable *	2,997	3,168
Other payables *	118	687
Total current liabilities	8,440	12,963

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2018	2017
	(US $)	(US $)
Long-term liabilities:
Long-term borrowing from a director	128	134
Warrant liabilities	606	-
Total Liabilities	9,174	13,097

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 16,382,543 shares and 13,982,542 shares at December 31, 2018 and 2017, respectively)	16	14
Additional paid-in capital	38,275	31,554
Statutory reserves	2,607	2,607
Accumulated deficit	(34,512)	(20,487)
Accumulated other comprehensive income	1,457	1,598
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	7,843	15,286

Noncontrolling interests	(49)	177
Total equity	7,794	15,463

Total Liabilities and Equity	$16,968	$28,560

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2018	2017
	(US $)	(US $)

Revenues
From unrelated parties	$57,146	$46,598
From related parties	-	35
Total revenues	57,146	46,633
Cost of revenues	54,728	42,020
Gross profit	2,418	4,613

Operating expenses
Sales and marketing expenses	1,970	2,734
General and administrative expenses	5,486	7,464
Research and development expenses	933	1,261
Impairment on intangible assets	3,330	2,552
Impairment on goodwill	5,211	-
Total operating expenses	16,930	14,011

Loss from operations	(14,512)	(9,398)

Other income/(expenses)
Change in fair value of warrant liabilities	1,669	-
Impairment on long-term investments	(453)	(44)
Interest expense, net	(37)	(107)
Other expenses	(30)	(211)
Total other income/(expense)	1,149	(362)

Loss before income tax expense and noncontrolling interests	(13,363)	(9,760)
Income tax expense	(764)	(251)
Net loss	(14,127)	(10,011)
Net loss/(income) attributable to noncontrolling interests	102	(114)
Net loss attributable to ChinaNet Online Holdings, Inc.	$(14,025)	$(10,125)

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2018	2017
	(US $)	(US $)

Net loss	$(14,127)	$(10,011)
Foreign currency translation (loss)/gain	(135)	907
Comprehensive Loss	$(14,262)	$(9,104)
Comprehensive loss/(income) attributable to noncontrolling interests	96	(123)
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(14,166)	$(9,227)

Loss per share
Loss per common share
Basic and diluted	$(0.88)	$(0.84)

Weighted average number of common shares outstanding:
Basic and diluted	15,863,894	12,116,783

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(14,127)	$(10,011)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	541	1,422
Share-based compensation expenses	233	2,271
Provision of allowances for doubtful accounts	1,523	1,462
Impairment on intangible assets	3,330	2,552
Impairment on goodwill	5,211	-
Impairment on long-term investments	453	44
Change in fair value of warrant liabilities	(1,669)	-
Loss on disposal of fixed assets	-	2
Deferred taxes	764	251
Changes in operating assets and liabilities
Accounts receivable	(232)	(4,848)
Other receivables	25	78
Prepayment and deposit to suppliers	1,345	948
Due from related parties	(178)	(7)
Accounts payable	161	2,654
Advances from customers	(2,414)	1,985
Accrued payroll and other accruals	(28)	(141)
Other payables	(307)	(58)
Taxes payable	(20)	76
Net cash used in operating activities	(5,389)	(1,320)

Cash flows from investing activities
Payment for office equipment	(11)	(4)
Withdraw long-term investment in an ownership interest investee	453	444
Short-term loan to unrelated parties	(2,107)	(2,814)
Collection of short-term loan from unrelated parties	4,676	296
Payment for acquisition of noncontrolling interest	(1,889)	-
Payment for blockchain application platform development costs	(3,738)	-
Purchase of software technology	(431)	-
Net cash used in investing activities	(3,047)	(2,078)

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2018	2017
	(US $)	(US $)

Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$809)	10,263	-
Repayment to investors related to terminated security purchase agreements	(922)	-
Proceeds from short-term bank loan	907	741
Repayment of short-term bank loan	(756)	(741)
Net cash provided by financing activities	9,492	-

Effect of exchange rate fluctuation on cash, cash equivalents, and restricted cash	(266)	259

Net increase/(decrease) in cash, cash equivalents and restricted cash	790	(3,139)

Cash, cash equivalents, and restricted cash at beginning of the year	2,952	6,091
Cash, cash equivalents, and restricted cash at end of the year	$3,742	$2,952

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$157	$38

Non-cash transactions:

Payable for purchasing of software technologies	$-	$436

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2017	12,158,542	$12	$29,285	$2,607	$(10,362)	$700	$54	$22,296
Share-based compensation related to awards provided to employees and directors in 2017	1,650,000	2	1,703	-	-	-	-	1,705
Share-based payment in exchange for services from nonemployees	174,000	-	234	-	-	-	-	234
Share-based compensation related to awards provided to employees and directors in 2015	-	-	332	-	-	-	-	332
Net loss for the year	-	-	-	-	(10,125)	-	114	(10,011)
Foreign currency translation adjustment	-	-	-	-	-	898	9	907
Balance, December 31, 2017	13,982,542	14	31,554	2,607	(20,487)	1,598	177	15,463
Issuance of common stock for private placement, net of $1.89 million proceeds allocated to investor warrants labilities and $1.20 million direct offering costs (including $0.39 million proceeds allocated to placement agent warrants liabilities), respectively	2,150,001	2	7,986	-	-	-	-	7,988
Share-based payment in exchange for services from nonemployees	250,000	-	421	-	-	-	-	421
Share-based compensation related to awards provided to employees and directors in 2015	-	-	152	-	-	-	-	152
Purchase noncontrolling interests in a Variable Interest Entity	-	-	(1,838)	-	-	-	(130)	(1,968)
Net loss for the year	-	-	-	-	(14,025)	-	(102)	(14,127)
Foreign currency translation adjustment	-	-	-	-	-	(141)	6	(135)
Balance, December 31, 2018	16,382,543	$16	$38,275	$2,607	$(34,512)	$1,457	$(49)	$7,794

See notes to consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, precision marketing, online to offline sales channel expansion and the related data services to small and medium enterprises in the PRC, through distribution of the right to use search engine marketing service the Company purchased from key search engines, online advertising placements on the Company’s advertising portals, sales of effective sales lead information and provision of TV advertising service. In early 2018, the Company announced its expansion into the blockchain industry and the related technology. As of December 31, 2018, the Company was still in the process of developing its blockchain-powered marketing and advertising application platform (See Note 11).

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP services in the PRC, and used to restrict foreign ownership of business entities engaging in the advertising business, which was subsequently lifted in June 2015. To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”). Through a series of contractual agreements (the “Contractual Agreements” or “VIE Agreements”) between Rise King WFOE and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”), Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”) (collectively the “PRC Operating Entities” or the “VIEs”) and its common individual owners (the “PRC Shareholders” or the “Control Group”), the Company, through Rise King WFOE, secures significant rights to influence the PRC Operating Entities’ business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive the income earned by the PRC Operating Entities. In return, Rise King WFOE provides consulting services to the PRC Operating Entities. In addition, to ensure that the PRC Operating Entities and the PRC Shareholders perform their obligations under the Contractual Arrangements, the PRC Shareholders have pledged all of their equity interests in the PRC Operating Entities to Rise King WFOE. They also entered into an option agreement with Rise King WFOE which provides that at such time as when the restrictions under PRC law on foreign ownership of Chinese companies engaging in the Internet content, information services or advertising business in China are lifted, Rise King WFOE may exercise its option to purchase the equity interests in the PRC Operating Entities, directly.

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

As of December 31, 2018, the Company’s consolidated subsidiaries and VIEs are summarized as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name of the subsidiary or VIE	Place and date of incorporation	Percentage of ownership	Principal activities

China Net Online Media Group Limited (“China Net BVI”) (1)	British Virgin Islands, August 13, 2007	100%	Investment holding company

CNET Online Technology Limited (“China Net HK”) (1)	Hong Kong, September 4, 2007	100%	Investment holding company

ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”) (1)	British Virgin Islands, January 12, 2015	100%	Investment holding company

Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”) (1)	PRC, January 17, 2008	100%	Investment holding company

Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) (2)	PRC, December 8, 2004	100%	Providing online advertising, precision marketing and the related data services

Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET” Online) (2)	PRC, January 27, 2003	100%	Providing TV advertising services

ChinaNet Online Holdings Co., Ltd. (“ChinaNet Online PRC”) (1)	PRC, August 31, 2015	100%	Investment holding company

Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”) (2)	PRC, March 1, 2011	100%	Providing online advertising, precision marketing and the related data services

Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”) (2)	PRC, January 28, 2011	100%	Providing online advertising, precision marketing and the related data services

Hubei CNET Advertising Media Co., Ltd. (“Hubei CNET”) (2)	PRC, April 18, 2011	100%	Providing TV advertising services

Sheng Tian Network Technology (Hubei) Co., Ltd. (“Sheng Tian Hubei”) (2)	PRC, July 1, 2011	100%	Providing online advertising, precision marketing and the related data services

Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”) (2)	PRC, April 16, 2014	100%	Providing online advertising, precision marketing and the related data services

Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) (2)	PRC, May 22, 2014	100%	Providing online advertising, precision marketing and the related data services

Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) (2)	PRC, April 16, 2014	100%	Providing online advertising, precision marketing and the related data services

Business Opportunity Chain (Beijing) Technology Development Co., Ltd. (“Business Opportunity Chain”) (1)	PRC, May 11, 2018	51%	Providing research and develop and other technical support services for the blockchain business unit

(1)	A direct or indirect subsidiary of the Company.
(2)	The Company’s consolidated VIE, or a direct or indirect subsidiary of the Company’s consolidated VIE.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 17, 2018, the Company consummated a registered direct offering of 2,150,001 shares of the Company’s common stock to certain institutional investors at a purchase price of $5.15 per share (“the Financing”). As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share. The warrants have a term of 30 months from the date of issuance. The Company received gross proceeds of approximately $11.1 million. The Company also issued warrants for the purchase of up to 129,000 shares of the Company’s common stock at an exercise price of $6.60 per share to the placement agent as part of the placement fee. The warrants issued to the placement agent have a term of 36 months and is not exercisable for a period of six months and one day after the closing date of the Financing (See Note 19).

2.	Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”).

The significant terms of the VIE Agreements are summarized below:

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements entered into by and between Rise King WFOE and each of the PRC Operating Entities, Rise King WFOE has the exclusive right to provide to the PRC Operating Entities complete technical support, business support and related consulting services during the term of these agreements, which includes but is not limited to technical services, business consultations, equipment or property leasing, marketing consultancy system integration, product research and development, and system maintenance. In exchange for such services, each PRC Operating Entity has agreed to pay a service fee consisting of a management fee and a fee for services provided, to Rise King WFOE, which shall be determined by Rise King WFOE according to the following factors: the complexity and difficulty of the services, seniority of and time consumed by the employees, specific contents, scope and value of the services, market price of the same type of services, and operation conditions of the PRC Operating Entities. Each agreement shall remain effective unless terminated in accordance with the provisions thereof or terminated in writing by Rise King WFOE.

Exclusive Option Agreements: Under the Exclusive Option Agreements entered into by and among Rise King WFOE, each of the PRC Shareholders irrevocably granted to Rise King WFOE or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interest in any PRC Operating Entities for a purchase price of RMB 10, or a purchase price to be adjusted to be in compliance with applicable PRC laws and regulations. Rise King WFOE, or its designated person, has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements shall become effective upon execution and remain effective until all equity interests held by the relevant PRC Shareholder(s) in the PRC Operating Entities have been transferred or assigned to Rise King WFOE and/or any other person designated by Rise King WFOE.

Equity Pledge Agreements: Under the Equity Pledge Agreements entered into by and among Rise King WFOE, the PRC Operating Entities and each of the PRC Shareholders, the PRC Shareholders pledged all of their equity interests in the PRC Operating Entities to guarantee the PRC Operating Entities’ and the PRC Shareholders’ performance of the relevant obligations under the Exclusive Business Cooperation Agreements and other Contractual Agreements. If the PRC Operating Entities or any of the PRC Shareholders breaches its/his/her respective contractual obligations under these agreements, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Rise King WFOE, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The PRC Shareholders of the PRC Operating Entities agreed not to dispose of the pledged equity interests or take any actions that would prejudice Rise King WFOE's interest, and to notify Rise King WFOE of any events or upon receipt of any notices which may affect Rise King WFOE's interest in the pledge. Each of the equity pledge agreements will be valid until all the obligations under the Exclusive Business Cooperation Agreements and other Contractual Agreements have been fulfilled, including the service fee payments related to the Exclusive Business Cooperation Agreement are paid in full.

Irrevocable Powers of Attorney: The PRC Shareholders have each executed an irrevocable power of attorney to appoint Rise King WFOE as their exclusive attorneys-in-fact to vote on their behalf on all PRC Operating Entities matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Entity.

As a result of these VIE Agreements, the Company through its wholly-owned subsidiary, Rise King WFOE, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes, but is not limited to, the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Rise King WFOE also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, office automation technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, the Company will bear all of the VIEs’ operating costs in exchange for the net income of the VIEs. Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with its PRC Operating Entities and their shareholders.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company’s PRC legal counsel, as of the date hereof, the Company’s current contractual arrangements with the VIEs and their respective shareholders are valid, binding and enforceable. However, there are uncertainties and risks in relation to the Company’s VIE Structure.

On December 23, 2018, the PRC State Council submitted the draft version of the Foreign Investment Law to the Standing Committee of the National People’s Congress, which was promulgated by the National People’s Congress on its official site on December 26, 2018 for public consultation until February 24, 2019. On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which will come into effect on January 1, 2020 and replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations.

The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. However, since it is relatively new, uncertainties still exist in relation to its interpretation and implementation. Though it does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangement would not be interpreted as a type of indirect foreign investment activities under the definition in the future. In addition, the definition contains a catch-all provision which includes investments made by foreign investors through means stipulated in laws or administrative regulations or other methods prescribed by the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions promulgated by the State Council to provide for contractual arrangements as a form of foreign investment. In any of these cases, it will be uncertain whether the Company’s contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be taken by companies with respect to existing contractual arrangements, the Company may face substantial uncertainties as to whether it can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect the Company’s current corporate structure, corporate governance and business operations.

In addition, these contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict, and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company's consolidated financial statements. If such were the case, the Company's cash flows, financial position and operating performance would be materially adversely affected.

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s consolidated balance sheets as of December 31, 2018 and 2017, respectively:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$2,328	$2,904
Accounts receivable, net	6,359	7,215
Other receivables, net	11	2,629
Prepayment and deposit to suppliers	1,724	4,009
Due from related parties, net	26	14
Total current assets	10,448	16,771

Property and equipment, net	84	177
Intangible assets, net	42	2,112
Goodwill	-	5,277
Deferred tax assets	556	975
Total Assets	$11,130	$25,312

Liabilities
Current liabilities:
Short-term bank loan	$874	$765
Accounts payable	2,868	2,848
Advances from customers	1,059	3,559
Accrued payroll and other accruals	155	159
Due to Control Group	11	11
Payable for purchasing of software technology	-	436
Taxes payable	2,562	2,711
Other payables	55	155
Total current liabilities	7,584	10,644

Total Liabilities	$7,584	$10,644

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017, respectively:

	Year Ended December 31,
	2018	2017
	US$(’000)	US$(’000)

Revenues	$57,133	$46,576
Cost of revenues	54,728	42,019
Total operating expenses (including impairment on intangible assets and goodwill)	12,826	9,853
Net loss before allocation to noncontrolling interests	10,862	5,878

3.	Summary of significant accounting policies

a)	Basis of presentation

The consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)	Going concern

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s net loss attributable to stockholders for the year ended December 31, 2018 was approximately US$14.03 million, compared with approximately US$10.13 million for the year ended December 31, 2017. As of December 31, 2018, the Company has cash and cash equivalents of approximately US$3.74 million and net cash used in operating activities during the year ended December 31, 2018 was approximately US$5.39 million.

The Company does not currently have sufficient cash or commitments for financing to sustain its operation for the twelve months from the issuance date of these financial statements. The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management and negotiate with vendors for more favorable payment terms, all of which will help to substantially increase the cashflows from operations. If the Company fails to achieve these goals, the Company may need additional financing to execute its business plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its gross profit margin and reducing operating losses, the Company may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The consolidated financial statements as of December 31, 2018 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

c)	Principles of consolidation

The consolidated financial statements include the accounts of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

e)	Foreign currency translation and transactions

The Company conducts substantially all of its operations through its PRC operating subsidiaries and VIEs, PRC is the primary economic environment in which the Company operates. For financial reporting purposes, the financial statements of the Company’s PRC operating subsidiaries and VIEs, which are prepared using the functional currency of the PRC, Renminbi (“RMB”), are translated into the Company’s reporting currency, the United States Dollar (“U.S. dollar”). Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the consolidated statements of operations and comprehensive loss for the respective periods.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2018	2017
Balance sheet items, except for equity accounts	6.8632	6.5342

	Year Ended December 31,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.6174	6.7518

No representation is made that the RMB amounts could have been or could be converted into US$ at the above rates.

f)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2018, the Company’s cash and cash equivalents also included an approximately US$25,500 term deposit placed as a collateral for the Company’s short-term bank loan for a one-year period, which will mature on September 21, 2019.

g)	Accounts receivable, net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. For the years ended December 31, 2018 and 2017, the Company charged off approximately US$nil and US$1.41 million account receivable balances against the related allowance for doubtful accounts, respectively. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. For the years ended December 31, 2018 and 2017, the Company recorded approximately US$0.76 million and US$1.28 million of allowances for doubtful accounts against its accounts receivable.

h)	Other receivables, net

The Company’s other receivables primarily consists of overdue contractual deposits receivable from suppliers and short-term loans lent to third parties. Other receivables are recorded at carrying amount less an allowance for uncollectible accounts as needed. The loans lent by the Company to third parties are normally unsecured, range from three months to twelve months, and with an interest rate range from nil to 12% per annum. The cash flows related to these loans are included within the cash flows from investing activities category in the consolidated statements of cash flows. The Company determines the allowance based on many factors, including but not limited to, aging data, historical collection experience, debtors’ specific facts and the general economic conditions. For the year ended December 31, 2018, approximately US$0.80 million allowance for doubtful accounts was provided. For the year ended December 31, 2017, approximately US$0.03 million allowance for doubtful accounts was reversed due to subsequent collection. As of December 31, 2018 and 2017, substantially all of the allowances for doubtful accounts are provided for the Company’s overdue contractual deposits.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i)	Long-term investments

Equity method investments

The Company accounts for its investments in entities in which the Company can exercise significant influence but does not own a majority equity interest or control under the equity method of accounting in accordance with ASC Topic 323 “Investments-Equity Method and Joint Ventures”. An investment (direct or indirect) of 20% or more of the voting stock shall lead to a presumption that in the absence of predominate evidence to the contrary an investor has the ability to exercise significant influence over an investee. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations and comprehensive loss; however, the Company’s pro-rata share of the income or losses of the investee company is included in the consolidated statements of operations and comprehensive loss. The Company’s carrying value (including advance to the investee) in equity method investee companies is recorded as “Long-term investments” in the Company’s consolidated balance sheets.

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

The Company assesses its equity method investments for other-than-temporary impairment in accordance with ASC 323-10-35-31 through 35-32A, evidence of loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The impairment to be recognized is measured by the amount by which the carrying value exceed its fair value.

For the years ended December 31, 2018 and 2017, no other-than temporary impairment loss was recorded associated with the Company’s equity method investments.

Investments in equity securities and other ownership interests

The Company’s investments in equity securities and other ownership interests (except those accounted for under the equity method of accounting or those that resulted in consolidation of the investee), i.e. investments in investee companies that are not consolidated, and over which the Company does not exercise significant influence, are accounted for in accordance with ASC Topic 321: “Investments-Equity securities”. The Company generally owns less than 20% interest in the voting securities of these investee companies. In accordance with ASC 321-10-35-2, the Company chooses to measure these investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company and records the carrying value of these investments as “Long-term investments” in the Company’s consolidated balance sheets.

In accordance with ASC 321-10-35-3, the Company writes down the carrying value of these investments to its fair value if a qualitative assessment indicates that the investment is impaired, and the fair value of the investment is less than its carrying value, as determined using the guidance in ASC 321-10-35-2.

For the years ended December 31, 2018 and 2017, the Company recorded approximately US$0.45 million and US$0.04 million of impairment loss, respectively, associated with its investments in other ownership interests that are not accounted for under the equity method of accounting.

j)	Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation/amortization. Depreciation/amortization is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Leasehold improvements (years)		3
Vehicles (years)		5
Office equipment (years)	3	-	5
Electronic devices (years)		5

Depreciation expenses are included in sales and marketing expenses, general and administrative expenses and research and development expenses. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounted for cost related to internal-used software in accordance with ASC Topic 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”. Internal-use software is initially recorded at cost and amortized on a straight-line basis over the estimated useful economic life of 2 to 10 years.

l)	Impairment of long-lived assets

In accordance with ASC 360-10-35, long-lived assets, which include tangible long-lived assets and intangible long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value.

For the years ended December 31, 2018 and 2017, the Company recognized US$3.33 million and US$2.55 million impairment loss associated with its intangible assets, respectively. See Note 3 (p) and Note 10 for detailed disclosures about the impairment of intangible assets and the related valuation techniques and inputs used in the fair value measurement for the Company’s intangible assets.

m)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its consolidated VIEs.

Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level at least on an annual basis, and between annual tests when an event occurs, or circumstances change that could indicate that the asset might be impaired. The Company early adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment” on January 1, 2018, which eliminated step 2 of the goodwill impairment test. After adopting the amendments in ASU 2017-04, the Company performs its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognizes the goodwill impairment loss for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In accordance with ASC 350-20-35-31, if goodwill and another asset (or asset group) of a reporting unit are tested for impairment at the same time, the other asset (or asset group) shall be tested for impairment before goodwill. If the other asset (or asset group) was impaired, the impairment loss would be recognized prior to goodwill being test for impairment.

Application of a goodwill impairment test requires significant management judgments. The judgments in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

For the year ended December 31, 2018, after assessing the total events or circumstances as described in ASC 350-20-35-3C (a) through (g), the Company determined that it was more likely than not that the fair value of its internet advertising and data services reporting unit was less than its carrying amount. As a result, the Company performed interim goodwill impairment test as of June 30, 2018 and recognized an approximately US$5.21 million of goodwill impairment loss associated with this reporting unit. See Note 3 (p) and Note 12 for detailed disclosures about the impairment of goodwill and the related valuation techniques and inputs used in the fair value measurement for the Company’s goodwill.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary

The Company accounted for changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary in accordance with ASC Topic 810 “Consolidation”, subtopic 10, which requires the transaction be accounted for as an equity transaction. Therefore, no gain or loss shall be recognized in the Company’s consolidated statements of operations and comprehensive loss. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted shall be recognized in equity attributable to the parent and reallocated the subsidiary’s accumulated comprehensive income, if any, among the parent and the noncontrolling interest through an adjustment to the parent’s equity.

The Company acquired the remaining 49% equity interest in Chuang Fu Tian Xia in May 2018 and accounted for this transaction as an equity transaction with no gain or loss recognized in the consolidated statements of operations and comprehensive loss. The difference between the cash consideration paid and the amount by which the noncontrolling interest was adjusted to reflect the change in its ownership interest in the VIE of approximately US$1.81 million and a reallocation of Chuang Fu Tian Xia’s accumulated comprehensive loss of approximately US$0.03 million were recognized as losses in equity attributable to the Company included in additional paid-in capital for the year ended December 31, 2018.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables and accounts payable. The carrying values of these financial instruments approximate fair values due to their short maturities.

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2018 is as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair value measurement at reporting date using
	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 19)	606	-	-	606

Significant unobservable inputs utilized to determine the fair value of the Company’s warrant liabilities was disclosed in Note 19.

The Company’s intangible assets and goodwill are measured at fair value on a nonrecurring basis and they are recorded at fair value only when impairment is recognized.

The Company determined the fair value of intangible assets and goodwill using income approach. The following table summarizes the quantitative information about the Company’s Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

	Valuation techniques	Unobservable inputs	Value/Range of Inputs

Year Ended December 31, 2018
		Remaining useful life (years)		7.75
Intangible assets (Note 10)	Multi-period Excess Earning	Discount rate		24%
		Contributory asset charge	8.90%	-	24%

Goodwill (Note 12)	Discounted Cash Flow	Base projection period (years)		5
		Discount rate		20%
		Terminal growth rate		3.50%

Year Ended December 31, 2017
		Remaining useful life (years)	3.25	-	8.5
Intangible assets (Note 10)	Multi-period Excess Earning	Discount rate		24%
		Contributory asset charge	15.90%	-	24%

		Base projection period (years)		5
Goodwill (Note 12)	Discounted Cash Flow	Discount rate		20%
		Terminal growth rate		3.50%

q)	Revenue recognition

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

Multiple performance obligations included in the Company’s contracts with customers for the distribution of the right to use search engine marketing service are neither capable of being distinct, that is, can benefit the customer on its own or together with other readily available resources, nor is distinct within the context of the contract, that is, the promise to transfer the service separately identifiable from other promises in the contract.

The Company’s contract with customers do not include significant financing component and any variable consideration.

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers was insignificant for both the years ended December 31, 2018 and 2017.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Search engine marketing and data service

Revenue from search engine marketing and data services is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium (“over time”). The Company recognizes the revenue on a gross basis, because the Company determines that it is a principal in the transaction who control the goods or services before they are transferred to the customers.

All of the Company’s revenues are generated from the PRC. The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Year Ended December 31,
	2018	2017
	US$(’000)	US$(’000)
Internet advertising and data service
--distribution of the right to use search engine marketing service	47,423	37,355
--online advertising placements	9,094	7,534
--sales of effective sales lead information	494	1,345
TV advertising service	121	342
Others	14	57
Total revenues	57,146	46,633

	Year Ended December 31,
	2018	2017
	US$(’000)	US$(’000)

Revenue recognized over time	56,652	45,288
Revenue recognized at a point in time	494	1,345
Total revenues	57,146	46,633

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract costs

For the year ended December 31, 2018, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

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

The Company’s contract liabilities consist of advance from customers related to unsatisfied performance obligations in relation to internet adverting service, distribution of the right to use search engine marketing service, as well as TV advertising service. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the year ended December 31, 2018:

Advance from customers
US$(’000)

Balance as of January 1, 2018	3,559
Exchange translation adjustment	(171)
Revenue recognized from beginning contract liability balance	(3,338)
Advances received from customers related to unsatisfied performance obligations	1,011
Balance as of December 31, 2018	1,061

For the year ended December 31, 2018, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2018, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

r)	Cost of revenues

Cost of revenues primarily includes the cost of internet advertising related resources, TV advertising time slots and other technical services purchased from third parties and other direct cost associated with providing services.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

s)	Advertising costs

Advertising costs for the Company’s own brand building are not includable in cost of revenues, they are expensed when incurred and are included in “sales and marketing expenses” in the statement of operations and comprehensive loss. For the years ended December 31, 2018 and 2017, advertising expenses for the Company’s own brand building were approximately US$1,097,000 and US$1,717,000, respectively.

t)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2018 and 2017 were approximately US$933,000 and US$1,261,000, respectively.

u)	Income taxes

The Company follows the guidance of ASC Topic 740 “Income taxes” and uses liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets, if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in statement of operations and comprehensive loss in the period that includes the enactment date.

v)	Uncertain tax positions

The Company follows the guidance of ASC Topic 740 “Income taxes”, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the impact of an uncertain income tax position is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The tax returns of the Company’s PRC subsidiaries and VIEs are subject to examination by the relevant tax authorities. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2018 and 2017 and did not have any significant unrecognized uncertain tax positions as of December 31, 2018 and 2017, respectively.

w)	Share-based Compensation

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

The Company accounts for equity-based payment to non-employees in accordance with ASC Topic 505, subtopic 50. Cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. If fully vested, nonforfeitable equity instrument are issued at the date an agreement for goods or services is entered into (no specific performance is required by the grantee to retain the equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. Under such circumstances, the Company recognizes the equity instruments when they are issued (in most cases, when the agreement is entered into), the corresponding cost is recorded as a prepayment on the balance sheet in accordance with ASC 505-50-45-1, and amortized as share-based compensation expenses over the requisite service period. Share-based compensation expenses were recorded in sales and marketing expenses, general and administrative expenses and research and development expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

x)	Comprehensive income (loss)

The Company accounts for comprehensive income (loss) in accordance with ASC Topic 220 “Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented in the Company’s consolidated balance sheets are the cumulative foreign currency translation adjustments.

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

The Company has adopted ASC Topic 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired, or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

aa)	Recent issued or adopted accounting standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU, among other things, required that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU also simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the amendments in this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842)–Targeted Improvements”, which provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606). The Company adopted the amendments in these ASUs on January 1, 2019 using the additional modified retrospective transition method provided by ASU No. 2018-11. The adoption didn’t result in a material adjustment to the Company’s accumulated deficit as of January 1, 2019. Based on the Company’s current office space lease agreements as of December 31, 2018, the amounts of the right-of-use asset and related lease payment liability to be recognized in 2019 was insignificant.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU require the measurement and recognition of expected credit losses for financial assets held at amortized cost. The amendments in this ASU replace the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which among other things, clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public entities, the amendments in these ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied using a retrospective transition method to each period presented. The Company adopted the amendments in the ASU on January 1, 2018 using the retrospective transition method, which resulted in an approximately US$3.1 million term deposit held by the Company as of December 31, 2016 and matured during the year ended December 31, 2017 being reclassified from a cash inflow from investing activities to the beginning balance of cash, cash equivalents, and restricted cash shown on the statement of cash flows for the year ended December 31, 2017. The adoption of ASU No. 2016-18 had no impact on the Company’s statement of cash flows for the year ended December 31, 2018.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Others (Topic 350)-Simplify the Test for Goodwill Impairment”. To simplify the subsequent measurement of goodwill, the amendments in this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this ASU on a prospective basis. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted the amendments in this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on its consolidated financial position and results of operations.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)-I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The amendments in part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this ASU do not require any transition guidance because those amendments do not have an accounting effect. The Company has adopted the amendments in this ASU on January 1, 2018, when determining whether certain financial instruments issued by the Company after January 1, 2018 should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The adoption of the amendments in this ASU did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2018, the FASB issued ASU No. 2018-02: “Income Statement—Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Based on the Company’s evaluation, the Company does not expect the adoption of the amendments in this ASU to have a material impact on its consolidated financial position and results of operations.

In June 2018, the FASB issued ASU No. 2018-07: “Compensation—Stock Compensation (Topic 718)-Improvements to Nonemployee Share-Based Payment Accounting”. The Board is issuing this Update as part of its Simplification Initiative. The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity. Based on the Company’s evaluation, the Company does not expect the adoption of the amendments in this ASU to have a material impact on its consolidated financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements. The amendments in this ASU, among other things, require public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company does not expect the adoption of these amendments to have a material impact on its consolidated financial position and results of operations.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Accounts receivable, net

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)

Accounts receivable	9,752	10,008
Allowance for doubtful accounts	(3,393)	(2,793)
Accounts receivable, net	6,359	7,215

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2018 and 2017, the Company provided approximately US$3,393,000 and US$2,793,000 allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the years ended December 31, 2018 and 2017, approximately US$0.76 million and US$1.28 million allowance for doubtful accounts was provided. For the years ended December 31, 2018 and 2017, the Company also charged off approximately US$nil and US$1.41 million account receivable balances against the related allowance for doubtful accounts, respectively, as all means of collection of these balances have been exhausted and the potential for recovery is considered remote.

5.	Other receivables, net

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)

Short-term working capital loan to unrelated parties	146	2,602
Staff advances for normal business purpose	19	44
Overdue deposits	1,619	893
	1,784	3,539
Allowance for doubtful accounts	(1,765)	(893)
Other receivables, net	19	2,646

Other receivables as of December 31, 2017 primarily represented a short-term working capital loan of approximately RMB17.0 million (approximately US$2.6 million) to an unrelated third party, which was fully repaid during the first fiscal quarter of 2018.

Short-term working capital loan to unrelated parties as of December 31, 2018 represented a loan of approximately RMB1.0 million (approximately US$0.15 million) lent to a former unconsolidated investee of the Company and was reclassified from due from related parties as the Company disposed its investment in this entity during 2018. The Company had provided full allowance against this loan before the reclassification (See Note 7).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, other receivables also included an approximately RMB11.1 million (approximately US$1.62 million) and RMB5.8 million (US$0.89 million) overdue contractual deposits, respectively, which were related to advertising resources purchase contracts that had been completed with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of December 31, 2018 and 2017, the Company had provided full allowance against these doubtful accounts.

For the year ended December 31, 2018, approximately US$0.80 million allowance for doubtful accounts was provided to against the Company’s other receivables. For the year ended December 31, 2017, approximately US$0.03 million allowance for doubtful accounts related to other receivables was reversed due to subsequent collection.

6.	Prepayments and deposit to suppliers

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)

Deposits to internet and TV resources providers	963	1,870
Prepayments to internet and TV resources providers	727	1,331
Deposits to other service provider	-	765
Other deposits and prepayments	464	107
	2,154	4,073

The Company purchases internet resources from large internet search engines for distribution of the right to use the search engine marketing service to its clients and attraction of the internet traffic to its advertising portals. The Company also purchases TV advertising time slots for the broadcasting of infomercials to promote brands, business information, products and services of its clients.

As of December 31, 2018 and 2017, contractual deposits were primarily paid to the same two of the Company’s largest internet resources suppliers. The contractual deposits will be refunded to the Company upon expiration of the contracts, which are generally for a one-year period.

According to the contracts signed between the Company and its suppliers, the Company is required to pay the contract amounts in advance. These prepayments will be transferred to cost of revenues when the related services are provided. As of December 31, 2018 and 2017, prepayments primarily paid for purchasing internet resources from the Company’s major internet resources suppliers.

As of December 31, 2017, deposits to other service provider represented the deposit for an advisory contract related to finding new investors for the Company, which expired on December 31, 2017. The service provider refunded the deposit to the Company in March 2018.

Other deposits and prepayments as of December 31, 2018 and 2017 represented deposits and prepayments to the Company’s other services providers, which primarily included deposits for office lease contracts, prepayment for various kinds of professional consulting services, etc.

7.	Due from related parties, net

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)

Beijing Saimeiwei Food Equipment Technology Co., Ltd.	-	33
Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd.	-	156
Guohua Shiji (Beijing) Communication Co., Ltd.	201	184
ChinaNet Chuang Tou (Shenzhen) Co., Ltd.	-	14
An officer of the Company	200	-
	401	387
Allowance for doubtful accounts	(175)	(373)
Due from related parties, net	226	14

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies as well as an officer of the Company.

As of December 31, 2018, due from related parties included a short-term working capital loan of RMB1.38 million (approximately US$0.20 million) to Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”), of which RMB0.18 million (approximately US$0.03 million) was subsequently collected in the first fiscal quarter of 2019, and a US$0.20 million fund advanced to one of the Company’s officers, which is discussed in a separate paragraph below.

As of December 31, 2017, due from related parties included short-term working capital loans of RMB1.0 million (approximately US$0.15 million) and RMB1.2 million (approximately US$0.18 million) to Chuangshi Meiwei (Beijing) International Investment Management Co., Ltd. (“Chuangshi Meiwei”) and Guohua Shiji, respectively. The working capital loans are advanced to supplement the short-term operational needs of these related parties to assist certain of their business developing projects. The working capital loans are non-interest bearing and needs to be repaid to the Company within one year. Based on the assessment of the collectability, the Company had provided full allowance for doubtful accounts to against these loans as of December 31, 2017.

As discussed in Note 5 above, the amount and the related allowance related to the short-term loan lent to Chuangshi Meiwei were transferred to other receivables account as the Company disposed its investment in the entity during 2018.

For the year ended December 31, 2018, the Company reversed approximately US$0.04 million allowance for doubtful accounts against the Company’s balances due from related parties, because of subsequent collection of service fee receivables. For the year ended December 31, 2017, an approximately US$0.21 million allowance for doubtful accounts was provided, primarily to against the Company’s loan to Guohua Shiji.

Due from an officer of the Company as of December 31, 2018 represented a US$0.20 million fund advanced to one of the Company’s officers during the third fiscal quarter of 2018 for the purpose of setting up and providing finance to a proposed business entity in Taiwan. The Company intends to set up and expand its business in Taiwan through establishing the VIE arrangements with this Taiwan entity. This Taiwan entity was incorporated in September 2017 and is wholly-owned by the officer referred above, as of December 31, 2018, this entity has no fund and business activities. Based on the fact that there are still legal obstacles to establish the VIE agreements between an entity that is ultimately controlled by the PRC citizens with an entity duly organized under the law of Taiwan, the Company terminated the plan, and the US$0.2 million fund advanced was fully returned to the Company subsequently in April 2019.

8.	Long-term investments

Equity method investments

As of December 31, 2018 and 2017, the Company beneficially owned 23.18% and 25.5% equity interest in ShenZhen City Mingshan Network Technology Co., Ltd. (‘Shenzhen Mingshan”) and Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhao Shang Ke Hubei”), respectively. The Company accounted for its investments in these companies under equity method of accounting. Based on the facts of the significant decline in level of business activities from 2015, insufficient amount of working capital and the lack of commitment from majority shareholders, these two investment affiliates had become dormant and the possibility of the business recovery is remote. As a result, the Company reduced the carrying value of these investments to zero as of December 31, 2015.

Other ownership interest investments

As of December 31, 2018, the Company beneficially owned a 19% equity interest in both Guohua Shiji and ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou), a 15% equity interest in ChinaNet Online Holdings Korea (“ChinaNet Korea”), a 10% equity interest in Beijing Saturday Education Technology Co., Ltd. (“Beijing Saturday”) and a 4.9% equity interest in Local Chain (Xi’an) Information Technology Co., Ltd. (“Local Chain Xi’an).

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the movement of the Company’s other ownership interest investments for the two years ended December 31, 2018:

	ChinaNet Chuang Tou	Guohua Shiji	Beijing Saturday	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of January 1, 2017	1,297	27	16	1,340
Cash investment returned during the year	(459)	-	-	(459)
Impairment on the investments	-	(29)	(17)	(46)
Exchange translation adjustment	80	2	1	83
Balance as of December 31, 2017	918	-	-	918
Cash investment returned during the year	(437)	-	-	(437)
Impairment on the investments	(437)	-	-	(437)
Exchange translation adjustment	(44)	-	-	(44)
Balance as of December 31, 2018	-	-	-	-

As of December 31, 2017, except for its ownership investment in ChinaNet Chuang Tou, the Company had reduced the carrying value of its investments in all other investee companies to zero, due to the business activities of these companies had become dormant. In 2018, the Company disposed its investment in Chuangshi Meiwei for nil consideration.

Due to reduce of business scale in recent years, the shareholders of ChinaNet Chuang Tou decided to reduce the investment scale accordingly and had terminated the operation of this entity in 2018, as a result, the Company received an RMB3.0 million (approximately US$0.4 million) investment return in cash in both 2018 and 2017 and recognized full impairment loss to against the remaining carrying value of this investment in 2018.

For the year ended December 31, 2018, the Company recognized approximately US$0.45 million impairment loss associated with its investment in ChinaNet Chuang Tou. For the year ended December 31, 2017, the Company recognized approximately US$0.04 million impairment loss associated with its investments in Guohua Shiji and Beijing Saturday.

In October 2018, the Company acquired a 4.9% equity interest in a new entity, Local Chain Xi’an, upon incorporation of this entity. The registered capital of Local Chain Xi’an is RMB5.0 million (approximately US$0.73 million), the Company contributed its pro-rata share of cash investment to the entity of approximately RMB0.25 million (approximately US$0.04 million) in January 2019. As of December 31, 2018, Local Chain Xi’an was still in its start-up stage.

9.	Property and equipment, net

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)

Leasehold improvement	321	337
Vehicles	771	810
Office equipment	1,353	1,410
Electronic devices	952	1,000
Property and equipment, cost	3,397	3,557
Less: accumulated depreciation	(3,255)	(3,258)
Property and equipment, net	142	299

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expenses in the aggregate for the years ended December 31, 2018 and 2017 were approximately US$159,000 and US$196,000, respectively.

10.	Intangible assets, net

	As of December 31, 2018
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,408	-	(1,408)	-
Intangible assets subject to amortization:
Customer relationship	1,941	(1,941)	-	-
Non-compete agreements	1,068	(580)	(488)	-
Software technologies	299	(299)	-	-
Cloud compute software technology	1,353	(896)	(415)	42
Intelligent marketing data service platform	4,705	(1,906)	(2,799)	-
Internet safety, information exchange security and data encryption software	1,894	(426)	(1,468)	-
Cloud video management system	1,383	(343)	(1,040)	-
Other computer software	114	(111)	-	3
Total	$14,165	$(6,502)	$(7,618)	$45

	As of December 31, 2017
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,478	-	(1,478)	-
Intangible assets subject to amortization:
Customer relationship	2,038	(2,038)	-	-
Non-compete agreements	1,122	(610)	(512)	-
Software technologies	314	(314)	-	-
Cloud compute software technology	1,420	(923)	(435)	62
Intelligent marketing data service platform	4,942	(1,853)	(1,600)	1,489
Internet safety, information exchange security and data encryption software	1,990	(299)	-	1,691
Cloud video management system	1,454	(291)	(602)	561
Other computer software	120	(115)	-	5
Total	$14,878	$(6,443)	$(4,627)	$3,808

Amortization expenses in aggregate for the years ended December 31, 2018 and 2017 were approximately US$382,000 and US$1,226,000, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs impairment analysis on its intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable and recognizes impairment loss for the difference between the carrying amount and the fair value of the assets. The fair value of intangible assets was determined using Multi-period Excess Earning Method (the “MPEEM method”). As an application of income approach, the MPEEM method is a widely-used valuation method, it determines the fair value of the asset as the present value of the cash flows attributable to it. As the asset will generally earn cash flows through interaction with other tangible and intangible assets, the contributions to cash flows of those other assets must be removed. Those assets are referred to as contributory assets which are defined as all assets that are utilized in the realization of expected future cash flows for the target asset. (See Note 3 (p) for significant unobservable internally-developed inputs used in the intangible assets fair value measurement).

For the years ended December 31, 2018 and 2017, the Company provided approximately US$3.33 million and US$2.55 million impairment losses, respectively, associated with intelligent marketing data service platform, cloud video management system, cloud compute software technology and Internet safety, information exchange security and data encryption software of its internet advertising and data service business segment, due to insufficient estimated future cash flows expected to be generated by these assets.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 2.48 years as of December 31, 2018, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$18,000 each year for the year ending December 31, 2019 and 2020, and approximately US$9,000 for the year ending December 31, 2021.

11.	Blockchain software application platform development costs

In February 2018, the Company entered into a contract with an unrelated entity to develop certain blockchain technology-based software application platform for internal use. Total amount of the contract was US$4.5 million. In March 2018, the Company entered into a RMB3.0 million (approximately US$0.44 million) social network-based software application development contract with another unrelated entity, which software application the Company had further decided to be combined into the current under developing blockchain technology-based application platform, as discussed above. As of December 31, 2018, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company had capitalized approximately US$3.73 million software development costs in the aggregate for these two contracts. The Company is currently testing the partially-finished beta modules of the blockchain technology-based applications. The complete combined beta version of the platform is expected to be ready for trial in mid-2019, and the development project is expected to be completed by the end of 2019.

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

12.	Goodwill

Amount
US$(’000)

Balance as of January 1, 2017	4,970
Exchange translation adjustment	307
Balance as of December 31, 2017	5,277
Impairment on goodwill	(5,024)
Exchange translation adjustment	(253)
Balance as of December 31, 2018	-

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, the Company’s goodwill was attributable to its internet advertising and data service reporting unit. The Company performs impairment test on goodwill at least on an annual basis, and between annual tests when an event occurs, or circumstances change that could indicate that the asset might be impaired. The fair value of reporting units was determined using the income approach by a discounted cash flow analysis. The discounted cash flow method is premised on the concept that the value is based on the present value of all future cash flows by applying an appropriate discount rate. The future benefits generating cash flows consist of current income distributions, appreciation in the asset, or a combination of both. In essence, this valuation method requires a forecast to be made of cash flow, going out far enough into the future until an assumed stabilization occurs for the assets being appraised. This methodology assumes that the forecasted income/cash flow will not necessarily be stable in the near term but will stabilize in the future (See Note 3 (p) for significant unobservable internally-developed inputs used in the fair value measurement).

Due to significant decrease in overall gross profit margin and continued operating losses incurred from the Company’s internet advertising and data services reporting unit, the Company performed interim goodwill impairment test on June 30, 2018. In accordance with ASU 2017-04, which the Company has adopted on January 1, 2018, by comparing the fair value of the reporting unit, which was approximately US$1.0 million, with its carrying amount, including goodwill, which was approximately US$6.2 million, the Company recognized an approximately US$5.2 million full impairment on its goodwill for the year ended December 31, 2018 due to insufficient estimated future cash flows expected to be generated by the reporting unit. For the years ended December 31, 2017, the Company did not record any impairment loss associated with its goodwill.

13.	Short-term bank loan and credit facility

As of December 31, 2018, the Company had a revolving credit facility of RMB5.0 million (approximately US$0.7 million) for short-term working capital loans granted by a major financial institution in China, which currently available to the Company until January 2, 2020. Under the revolving credit facility, the Company borrowed RMB3.0 million (approximately US$0.44 million) short-term loan, which was repaid on January 14, 2019. As of December 31, 2018, the Company borrowed another RMB3.0 million (approximately US$0.44 million) short-term working capital loan from the same financial institution, of which RMB1.5 million (approximately US$0.22 million) will mature on July 29, 2019 and the remaining RMB1.5 million (approximately US$0.22 million) will mature on September 29, 2019.

Short-term loans outstanding as of December 31, 2017 was borrowed under the same revolving credit facility, which consisted of a RMB3.0 million (approximately US$0.5 million) short-term loan which was repaid on July 13, 2018 and a RMB2.0 million (approximately US$0.3 million) short-term loan which was repaid on October 19, 2018.

Collateral for the above discussed revolving credit facility and short-term bank loans included an unlimited guarantee from Mr. Handong Cheng (Chairman and Chief Executive Officer of the Company) and his spouse and an approximately US$25,500 term deposit, which will mature on September 21, 2019.

Interest rate of the short-term working capital loans borrowed was 5.22% or 5.655% per annum for the years ended December 31, 2018 and 2017, which is 20% or 30% over the benchmark rate of the People’s Bank of China (the “PBOC”).

14.	Accrued payroll and other accruals

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	208	203
Accrued operating expenses	313	356
	521	559

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to certain restriction stipulated in the “Measures for Overseas Investment Management” issued by the Ministry of Commerce of the PRC (the “MOFCOM”), the Company and its investors experienced difficulties in obtaining approval for the transactions from the MOFCOM. As a result, on May 12, 2016, the Company terminated the security purchase agreements with these two investors, respectively. The Company did not make any repayment to these investors afterwards during 2016 and 2017. As agreed by the parties, beginning on January 1, 2017, the outstanding balances bore a 12% annualized interest rate.

The Company had fully repaid Dongsys Innovation and Jinrun Fangzhou their principal and the related interest through December 31, 2017 in February 2018 and June 2018, respectively. Both Dongsys Innovation and Jinrun Fangzhou agreed not to charge additional interest in fiscal 2018.

16.	Payable for purchasing of software technology

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

i). a. The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. Before enactment of the Tax Cuts and Jobs Act (“TCJA” or the “Act”) in December 2017, the Company did not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

i). b. On December 22, 2017, the U.S. enacted the Act (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018, imposing a one-time mandatory tax on previously deferred foreign earnings and imposing a new tax on global intangible low-taxed income (“GILTI”) effective for tax years of non-U.S. corporations beginning after December 31, 2017. On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period (the “grace period”) that should not extend beyond one year from the Act enactment date through December 21, 2018, for companies to complete the accounting under ASC 740 “Income Taxes”. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.

i). c. The Company has completed its assessment of the one-time transition tax on its previously deferred foreign earnings during the third fiscal quarter of 2018, based on which, the Company concluded that no incremental income tax expense of the one-time mandatory tax on its previously deferred foreign earnings would be charged for the year ended December 31, 2017, as the Company had sufficient U.S. net operating losses carryforwards to offset the resulting incremental taxable income related to the deferred foreign earnings, which assessment was consistent with that disclosed in the Company’s 2017 Form 10-K. Based on the final assessment, the Company recognized an adjustment of approximately US$0.46 million for the year ended December 31, 2018, to revise the provisional estimated amount of net operating loss utilized through toll charge income it recognized for the year ended December 31, 2017, from approximately US$1.40 million to approximately US$1.86 million. The Company also remeasured its U.S. deferred tax assets based on the new tax rate upon enactment of the Act.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i). d. Effective from January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”), instead of factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). For the year ended December 31, 2018, no provision for federal corporate income tax has been made in the financial statements as the Company has no aggregated positive tested income.

ii). China Net BVI and ChinaNet Investment BVI were incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, these BVI companies are not subject to tax on income or capital gains. Additionally, upon payments of dividends by these BVI companies to its respective shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the financial statements as China Net HK has no assessable profits for the year ended December 31, 2018 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	Business Opportunity Online was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to enjoying the preferential EIT rate of 15% until November 2018. Business Opportunity Online re-applied the qualification of High and New technology Enterprise in September 2018 and has obtained the approval in February 2019. As a result, Business Opportunity Online is entitled to continue enjoying the 15% preferential EIT rate until November 2021. Therefore, for the years ended December 31, 2018 and 2017, the applicable EIT rate of Business Opportunity Online was 15%. In August 2018, the PRC State Administration of Taxation (the “SAT”) issued a Bulletin (2018 Bulletin No. 45), which extended the net operating losses (NOLs) carryforward period for High and New Technology Enterprise and Small and Medium-sized Tech Enterprises from the PRC standard NOL carryforward period of 5 years to 10 years. In accordance with the 2018 Bulletin No. 45, which come into effect from January 1, 2018, an enterprise that obtains qualification as or remains as a High and New Technology Enterprise or Small and Medium-sized Tech Enterprise in any time of 2018 and afterwards, is allowed to carry forward all its previous five years’ NOLs (starting from NOL of 2013) to up to ten years.

●	The applicable EIT rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2018 and 2017.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate, subject to approval from the related PRC tax authorities.

For the years ended December 31, 2018 and 2017, the preferential income tax treatment enjoyed by the Company’s PRC VIE, Business Opportunity Online was based on the current applicable laws and regulations of the PRC and approved by the related government regulatory authorities and local tax authorities where Business Opportunity Online operates in. The preferential income tax treatment is subject to change in accordance with the PRC government economic development policies and regulations. The preferential income tax treatment is primarily determined by the regulation and policies of the PRC government in the context of the overall economic policy and strategy. As a result, the uncertainty of the preferential income tax treatment is subject to, but not limited to, the PRC government policy on supporting any specific industry’s development under the outlook and strategy of overall macroeconomic development.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6%, and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2018 and 2017, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT in the aggregate is 12% to 14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, and 2017, taxes payable consists of:

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)

PRC turnover tax and surcharge payable	1,215	1,295
PRC enterprise income tax payable	1,782	1,873
Taxes payable	2,997	3,168

A reconciliation of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax expense is as follows:

	Year Ended December 31,
	2018	2017
	US$(’000)	US$(’000)

Pre-tax loss	(13,363)	(9,760)
U.S. federal rate	21%	35%
Income tax benefit computed at U.S. federal rate	2,806	3,416
Reconciling items:
Rate differential for PRC earnings	561	(724)
Preferential tax treatment effect	(231)	(238)
Tax effect on non-taxable change in fair value of warrant liabilities	350	-
Tax effect on non-deductible impairment on goodwill	(1,303)	-
Tax effect on change of net operating loss treatment	1,130	-
Tax effect on enactment of new tax rate	-	(1,859)
Tax effect on toll charge income from the Act	-	(492)
Tax effect on adjustment to provisional amount of toll charge income from the Act	(96)	-
Provision/reverse of valuation allowance on deferred tax assets	(3,504)	90
Expired tax attribute carryforwards	(365)	(524)
Tax effect on other non-deductible expenses/non-taxable income	(112)	80
Effective income tax expense	(764)	(251)

For the years ended December 31, 2018 and 2017, the Company’s income tax expense consisted of:

	Year Ended December 31,
	2018	2017
	US$(’000)	US$(’000)

Current-PRC	-	(1)
Deferred-PRC	(764)	(250)
Income tax expense	(764)	(251)

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets at December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	9,243	7,115
Bad debts provision	1,188	879
Valuation allowance	(9,875)	(6,636)
Total net deferred tax assets	556	1,358

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$19.2 million and US$13.3 million at December 31, 2018 and 2017, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$25.2 million and US$19.9 million at December 31, 2018 and 2017, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2028. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$9.9 million and US$6.6 million valuation allowance as of December 31, 2018 and 2017, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the year ended December 31, 2018, total valuation allowance increased by approximately US$3.5 million. For the year ended December 31, 2017, a net reverse of approximately US$0.09 million valuation allowance was recorded, as the Company remeasured its U.S. deferred tax assets using the new statutory rate of 21% and resulted in a reduction of approximately US$1.9 million deferred tax assets, which was fully offset by a decrease in valuation allowance, therefore, there is no effective tax rate impact to the Company.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors Warrants		Placement Agent Warrants
	January 17, 2018	December 31, 2018	January 17, 2018	December 31, 2018

Stock price	$3.98	$1.34	$3.98	$1.34
Years to maturity	2.50	1.55	3.00	2.05
Risk-free interest rate	2.22%	2.50%	2.39%	2.50%
Dividend yield	-	-	-	-
Expected volatility	158%	199%	147%	176%
Exercise Price	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$2.93	$0.78	$2.99	$0.80

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

Allocation of gross proceeds from the Financing

The Company allocated the total proceeds from the Financing as summarized below:

Initial measurement
(USD’000)

Investor warrants	1,890
Common Stock (par value and additional paid-in capital)	9,183
Total proceeds from the Financing	11,073

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investor warrants issued in the Financing was initially measurement at fair value. The residual amount, representing difference between the total proceeds and the fair value of the Investor warrants as of the Closing Date was assigned as the carrying value of the common stock issued in the Financing.

Offering costs

Offering costs in the amount of approximately US$1.2 million consisting of cash payment of approximately US$0.66 million placement fee, approximately US$0.15 million legal expense and fair value of placement agent warrants of approximately US$0.39 million, which were charged to additional paid-in capital.

Warrant Liabilities

The Company accounted for the Warrants issuing in the Financing as derivative liabilities which were remeasured at fair value with changes in fair value be recorded in earnings in each reporting period.

	As of December 31, 2018	As of January 17, 2018	Change in Fair Value (gain)/loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Investor warrants	503	1,890	(1,387)
Placement agent warrants	103	385	(282)
Warrant liabilities	606	2,275	(1,669)

Warrants issued and outstanding at December 31, 2018 and their movements during the year then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2018	-			-
Granted/Vested	774,000	2.58	$6.60	774,000	2.58	$6.60
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2018	774,000	1.63	$6.60	774,000	1.63	$6.60

20.	Restricted Net Assets

As all of the Company’s operations are conducted through its PRC subsidiaries and VIEs, the Company’s ability to pay dividends is primarily dependent on receiving distributions of funds from its PRC subsidiaries and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by its PRC subsidiaries and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIEs included in the Company’s consolidated net assets are also non-distributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Rise King WFOE is subject to the above mandated restrictions on distributable profits. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. All of the Company’s other PRC subsidiaries and PRC VIEs are subject to the above mandated restrictions on distributable profits.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2018 and 2017, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, was approximately US$12.0 million and US$8.3 million, respectively.

The current PRC Enterprise Income Tax (“EIT”) Law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate, subject to approval from the related PRC tax authorities.

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

As of December 31, 2018 and 2017, there was approximately US$nil and US$9.2 million retained earnings in the aggregate, respectively, which was generated by the Company’s PRC subsidiaries and VIEs in Renminbi included in the Company’s consolidated net assets, aside from US$2.6 million statutory reserve funds as of December 31, 2018 and 2017, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiaries’ and VIEs’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately US$12.0 million and US$8.3 million restricted net assets as of December 31, 2018 and 2017, respectively, as discussed above.

21.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$372,000 and US$405,000 for the years ended December 31, 2018 and 2017, respectively.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and other receivables. As of December 31, 2018, 74% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, the remaining 26% was held by a financial institution located in the United States of America. The Company believes that these financial institutions located in Mainland China and the United States of America are of high credit quality. For accounts receivable and other receivables, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and other receivables is significantly reduced.

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

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the years ended December 31, 2018 and 2017, respectively:

	Customer A	Customer B	Customer C	Customer D
Year Ended December 31, 2018
Revenues, customer concentration risk	17%	*	*	*

Year Ended December 31, 2017
Revenues, customer concentration risk	12%	12%	10%	*

As of December 31, 2018
Accounts receivable, customer concentration risk	74%	12%	-	-

As of December 31, 2017
Accounts receivable, customer concentration risk	30%	*	20%	16%

* Less than 10%.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the years ended December 31, 2018 and 2017, respectively:

	Supplier A	Supplier B
Year Ended December 31, 2018
Cost of revenues, supplier concentration risk	85%	11%

Year Ended December 31, 2017
Cost of revenues, supplier concentration risk	64%	26%

23.	Commitments and contingencies

The Company leases an office in Beijing, China under a three-year agreement expired on March 31, 2019. The Company is currently negotiating the new lease terms for the same location. The Company also leases an office in Hubei, China, under a one-year lease expiring March 15, 2020.

The following table sets forth the Company’s operating lease commitment as of December 31, 2018:

Office Rental
US$(’000)
Year ending December 31,
-2019	92
-2020	2
Total	94

For the years ended December 31, 2018 and 2017, rental expenses under operating leases were approximately US$406,000 and US$409,000, respectively.

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

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2018

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	57,025	121	-	356	(356)	57,146
Cost of revenues	54,633	95	-	-	-	54,728
Total operating expenses	14,658	126	102	2,400 (1)	(356)	16,930
Depreciation and amortization expense included in total operating expenses	469	1	-	71	-	541
Impairment on goodwill included in total operating expenses	5,211	-	-	-	-	5,211
Impairment on intangible assets included in total operating expenses	3,330	-	-	-	-	3,330
Operating loss	(12,266)	(100)	(102)	(2,044)	-	(14,512)

Change in fair value of warrant liabilities	-	-	-	1,669	-	1,669

Impairment on long-term investments	-	-	-	453	-	453

Net loss	(12,708)	(100)	(102)	(1,217)	-	(14,127)

Expenditure for long-term assets	431	-	3,746	3	-	4,180

Total assets – December 31, 2018	12,756	207	3,396	17,155	(16,546)	16,968

(1) Including approximately US$233,000 share-based compensation expenses.

For the Year Ended December 31, 2017

	Internet Ad. and data service	TV Ad.	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	46,291	342	247	(247)	46,633
Cost of revenues	41,747	273	-	-	42,020
Total operating expenses	9,730	74	4,454 (1)	(247)	14,011
Impairment on intangible assets included in total operating expenses	2,552	-	-	-	2,552
Depreciation and amortization expense included in total operating expenses	1,333	1	88	-	1,422
Operating loss	(5,186)	(5)	(4,207)	-	(9,398)

Impairment on long-term investments	28	16	-	-	44

Net loss	(5,752)	(21)	(4,238)	-	(10,011)

Expenditure for long-term assets	1	1	2	-	4

Total assets – December 31, 2017	28,524	402	11,013	(11,379)	28,560

(1) Including approximately US$2,271,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Loss per share

Basic and diluted loss per share for each of the years presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2018	2017
	US$(’000)	US$(’000)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted loss per share)	$(14,025)	$(10,125)

Weighted average number of common shares outstanding – Basic and diluted	15,863,894	12,116,783

Loss per share -Basic and diluted from continuing operations	$(0.88)	$(0.84)

For the year ended December 31, 2018, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 835,216 shares of the Company’s common stock, respectively, and did not include 266,238 shares of unvested restricted common stock before they were vested during the third quarter of 2018, because their effect was anti-dilutive, as the Company incurred a loss for the year.

For the year ended December 31, 2017, the diluted loss per share calculation did not include options to purchase up to 835,216 shares of the Company’s common stock, and did not include 266,238 shares of unvested restricted common stock, because their effect was anti-dilutive, as the Company incurred a loss for the year.

26.	Share-based compensation expenses

In December 2018, the Company granted and issued 250,000 shares of the Company restricted common stock to a management consulting and advisor service provider in exchange for its service for a one-year period. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.43 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related cost of approximately US$358,000 as a prepayment asset in prepayment and deposit to suppliers upon grant and issuance of these fully-vested and nonforfeitable shares and amortized approximately US$18,000 to share-based compensation expenses for the year ended December 31, 2018.

For the year ended December 31, 2017, the Company granted and issued in the aggregate of 1,650,000 fully-vested shares of the Company’s restricted common stock to its employees and directors for their services provided to the Company. These shares were valued at the closing bid price of the Company’s common stock on their respective grant dates, which ranged from US$1.03-US$1.12 per share. Total compensation expenses recognized was approximately US$1,705,000 for the year ended December 31, 2017.

For the year ended December 31, 2017, the Company granted and issued in the aggregate of 174,000 shares of the Company’s restricted common stock to nonemployees in exchange for their services, which subject to forfeiture upon termination of the service contracts. These shares were valued at the closing bid price of the Company’s common stock on their respective earlier of the performance commitment date or the date service was completed, which ranged from US$1.09-US$1.67 per share. Total compensation expenses recognized for share-based payment to nonemployee was approximately US$63,000 and US$234,000 for the years ended December 31, 2018 and 2017, respectively.

For the year ended December 31, 2018 and 2017, the Company also recognized approximately US$152,000 and US$332,000 share-based compensation expenses, respectively, relating to the Company’s restricted common stock and common stock purchase options granted to its employees in September 2015.

Options issued and outstanding at December 31, 2018 and their movements for the two years then ended are as follows:

CHINANET ONLINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2017	835,216	4.04	$2.49	676,136	4.11	$2.59
Granted/Vested	-			159,080	2.70	$2.10
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2017	835,216	3.04	$2.49	835,216	3.04	$2.49
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2018	835,216	2.04	$2.49	835,216	2.04	$2.49

The aggregate intrinsic value of the above options was zero as of December 31, 2018 and 2017, as their respective exercise prices were all lower than the Company’s closing stock price on the last trading day of each year.

The aggregate unrecognized share-based compensation expenses as of December 31, 2018 and 2017 is approximately US$340,000 and US$154,000, respectively. All unrecognized share-based compensation expenses as of December 31, 2018 will be recognized for the year ending December 31, 2019.

The table below summarized share-based compensation expenses recorded for the years ended December 31, 2018 and 2017, respectively:

	Year Ended December 31,
	2018	2017
	US$(’000)	US$(’000)

Sales and marketing expenses	47	86
General and administrative expenses	149	2,120
Research and development expenses	37	65
Total	233	2,271

27.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued and determined that there are no such events that are material to the financial statements except for those have discussed in Note 7 and Note 13.