Form 10-Q
period 2019-03-31
ChinaNet Online Holdings, Inc.
filed 2019-05-20
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$0.001 Common Stock	CNET	Nasdaq Capital Market

As of May 20, 2019, the registrant had 16,412,543 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	March 31, 2019	December 31, 2018
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,483	$3,742
Accounts receivable, net of allowance for doubtful accounts of $3,651 and $3,393, respectively	6,830	6,359
Prepayment and deposit to suppliers	2,079	2,154
Due from related parties, net	207	226
Other current assets, net	9	19
Total current assets	10,608	12,500

Long-term investments	36	-
Property and equipment, net	112	142
Intangible assets, net	41	45
Operating lease right-of-use assets	20	-
Blockchain application platform development costs	3,731	3,725
Deferred tax assets, net	527	556
Total Assets	$15,075	$16,968

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$891	$874
Accounts payable *	1,165	2,869
Advances from customers *	1,644	1,061
Accrued payroll and other accruals *	411	521
Taxes payable *	3,120	2,997
Other current liabilities *	127	118
Total current liabilities	7,358	8,440

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2019	December 31, 2018
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	130	128
Warrant liabilities	956	606
Total Liabilities	8,444	9,174

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 16,412,543 shares and 16,382,543 shares at March 31, 2019 and December 31, 2018, respectively)	16	16
Additional paid-in capital	38,288	38,275
Statutory reserves	2,607	2,607
Accumulated deficit	(35,650)	(34,512)
Accumulated other comprehensive income	1,422	1,457
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	6,683	7,843

Noncontrolling interests	(52)	(49)
Total equity	6,631	7,794

Total Liabilities and Equity	$15,075	$16,968

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2019	2018
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$8,560	$8,260
From related parities	7	-
Total revenues	8,567	8,260
Cost of revenues	8,125	7,659
Gross profit	442	601

Operating expenses
Sales and marketing expenses	169	564
General and administrative expenses	810	1,364
Research and development expenses	201	218
Total operating expenses	1,180	2,146

Loss from operations	(738)	(1,545)

Other income/(expenses)
Impairment on long-term investments	-	(471)
Interest expense, net	(11)	(10)
Other expenses	(2)	(22)
Change in fair value of warrant liabilities	(350)	1,474
Total other (expenses)/income	(363)	971

Loss before income tax (expense)/benefit and noncontrolling interests	(1,101)	(574)
Income tax (expense)/benefit	(39)	4
Net loss	(1,140)	(570)
Net loss attributable to noncontrolling interests	2	5
Net loss attributable to ChinaNet Online Holdings, Inc.	$(1,138)	$(565)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS ( CONTINUED )

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2019	2018
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net loss	$(1,140)	$(570)
Foreign currency translation (loss)/gain	(36)	474
Comprehensive loss	(1,176)	(96)
Comprehensive loss/(income) attributable to noncontrolling interests	3	(3)
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(1,173)	$(99)

Loss per share
Loss per common share
Basic and diluted	$(0.07)	$(0.04)

Weighted average number of common shares outstanding:

Basic and diluted	16,410,543	15,484,082

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2019	2018
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,140)	$(570)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	38	216
Amortization of operating lease right-of-use assets	84	-
Share-based compensation expenses	101	75
Provision for allowances for doubtful accounts	192	481
Impairment on long-term investments	-	471
Deferred taxes	39	(4)
Change in fair value of warrant liabilities	350	(1,474)
Changes in operating assets and liabilities
Accounts receivable	(547)	3,413
Prepayment and deposit to suppliers	22	(1,178)
Due from related parties	27	3
Other current assets	10	(47)
Accounts payable	(1,833)	(2,105)
Advances from customers	562	(1,668)
Accrued payroll and other accruals	(114)	(147)
Other current liabilities	(115)	(553)
Taxes payable	65	(92)
Prepaid lease payment	(11)	-
Net cash used in operating activities	(2,270)	(3,179)

Cash flows from investing activities
Payment for purchase of office equipment	-	(1)
Investment to an ownership investee company	(36)	-
Short-term loan to an unrelated party	-	(2,000)
Collection of short-term loan from an unrelated party	-	2,672
Payment for acquisition of noncontrolling interest	-	(1,179)
Payment for blockchain application platform development costs	-	(1,200)
Purchase of software technology	-	(448)
Net cash used in investing activities	(36)	(2,156)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2019	2018
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$809)	-	10,263
Repayment to investors related to terminated security purchase agreements	-	(493)
Proceeds from short-term bank loan	445	-
Repayment of short-term bank loan	(445)	-
Net cash provided by financing activities	-	9,770

Effect of exchange rate fluctuation on cash and cash equivalents	47	116

Net /(decrease)/increase in cash, cash equivalents, and restricted cash	(2,259)	4,551

Cash, cash equivalents, and restricted cash at beginning of the period	3,742	2,952
Cash, cash equivalents, and restricted cash at end of the period	$1,483	$7,503

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$13	$127

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2019	16,382,543	$16	$38,275	$2,607	$(34,512)	$1,457	$(49)	$7,794
Share-based compensation	30,000	-	13	-	-	-	-	13
Net loss for the period	-	-	-	-	(1,138)	-	(2)	(1,140)
Foreign currency translation adjustment	-	-	-	-	-	(35)	(1)	(36)
Balance, March 31, 2019 (unaudited)	16,412,543	$16	$38,288	$2,607	$(35,650)	$1,422	$(52)	$6,631

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2018	13,982,542	$14	$31,554	$2,607	$(20,487)	$1,598	$177	$15,463
Issuance of common stock for private placement, net of $1.89 million proceeds allocated to investor warrants labilities and $1.20 million direct offering costs (including $0.39 million proceeds allocated to placement agent warrants liabilities), respectively	2,150,001	2	7,986	-	-	-	-	7,988
Share-based compensation	-	-	75	-	-	-	-	75
Net loss for the period	-	-	-	-	(565)	-	(5)	(570)
Foreign currency translation adjustment	-	-	-	-	-	466	8	474
Balance, March 31, 2018 (Unaudited)	16,132,543	$16	$39,615	$2,607	$(21,052)	$2,064	$180	$23,430

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. Through a share exchange transaction consummated on June 26, 2009, the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, precision marketing, online to offline sales channel expansion and the related data services to small and medium enterprises in the PRC, through distribution of the right to use search engine marketing service the Company purchased from key search engines, online advertising placements on the Company’s advertising portals, sales of effective sales lead information and provision of TV advertising service. In early 2018, the Company announced its expansion into the blockchain industry and the related technology. As of March 31, 2019, the Company was still in the process of developing its blockchain-powered marketing and advertising application platform (See Note 11).

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$673	$2,328
Accounts receivable, net	6,830	6,359
Prepayment and deposit to suppliers	1,716	1,724
Due from related parties, net	7	26
Other current assets, net	4	11
Total current assets	9,230	10,448

Long-term investments	36	-
Property and equipment, net	68	84
Intangible assets, net	38	42
Operating lease right-of-use assets	20	-
Deferred tax assets, net	527	556
Total Assets	$9,919	$11,130

Liabilities
Current liabilities:
Short-term bank loan	$891	$874
Accounts payable	1,164	2,868
Advances from customers	1,642	1,059
Accrued payroll and other accruals	179	155
Taxes payable	2,677	2,562
Other current liabilities	65	55
Total current liabilities	6,618	7,573

Total Liabilities	$6,618	$7,573

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets. See additional discussion related to restrictions on foreign currency exchange in the PRC in Note 17 and Note 19.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$8,567	$8,253
Cost of revenues	(8,125)	(7,659)
Total operating expenses	(711)	(1,262)
Net loss before allocation to noncontrolling interests	(322)	(678)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC (the “2018 Form 10-K”) on April 15, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2019, its condensed consolidated results of operations for the three months ended March 31, 2019 and 2018, and its condensed consolidated cash flows for the three months ended March 31, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Going concern

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s net loss attributable to stockholders for the three months ended March 31, 2019 was approximately US$1.14 million, compared with approximately US$0.57 million for the three months ended March 31, 2018. As of March 31, 2019, the Company had cash and cash equivalents of approximately US$1.48 million and net cash used in operating activities during the three months ended March 31, 2019 was approximately US$2.27 million.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited condensed consolidated financial statements as of March 31, 2019 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of March 31, 2019 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

c)	Principles of consolidation

The unaudited condensed consolidated interim financial statements include the accounts of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2019	December 31, 2018
Balance sheet items, except for equity accounts	6.7335	6.8632

	Three Months Ended March 31,
	2019	2018
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.7468	6.3632

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 are as follows:

		Fair value measurement at reporting date using
	As of March 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)
Warrant liabilities (Note 16)	956	-	-	956

		Fair value measurement at reporting date using
	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Warrant liabilities (Note 16)	606	-	-	606

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

g)	Revenue recognition

All of the Company’s revenues are generated from the PRC. The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2019	2018
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Internet advertising and data service
--distribution of the right to use search engine marketing service	6,725	6,443
--online advertising placements	1,831	1,597
--sales of effective sales lead information	6	122
TV advertising service	-	91
Others	5	7
Total revenues	8,567	8,260

	Three Months Ended March 31,
	2019	2018
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	8,561	8,138
Revenue recognized at a point in time	6	122
Total revenues	8,567	8,260

Contract costs

For the three months ended March 31, 2019 and 2018, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances

The table below summarized the movement of the Company’s contract liabilities for the three months ended March 31, 2019:

Advance from customers
US$(’000)

Balance as of January 1, 2019	1,061
Exchange translation adjustment	20
Revenue recognized from beginning contract liability balance	(548)
Advances received from customers related to unsatisfied performance obligations	1,111
Balance as of March 31, 2019 (Unaudited)	1,644

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for both the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

h)	Advertising expenses

Advertising costs for the Company’s own brand building are expensed when incurred and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. For the three months ended March 31, 2019 and 2018, advertising expenses for the Company’s own brand building were approximately US$nil and US$389,000, respectively.

i)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2019 and 2018 were approximately US$201,000 and US$218,000, respectively.

j)	Lease

On January 1, 2019, the Company adopted ASC Topic 842, “Lease”, applying the optional transition method in accordance with ASU No. 2018-11, which permitted the Company to change its date of initial application to the beginning of the period of adoption of ASC Topic 842 (i.e. January 1, 2019) and recognize the effects of applying ASC Topic 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, and remain applying ASC Topic 840 in the comparative periods. The adoption of ASC Topic 842 didn’t result in a material adjustment to the Company’s accumulated deficit as of January 1, 2019.

The Company leases two offices in the PRC from unrelated third parties during its normal course of business, of which one office is used as the Company’s principle executive office in Beijing, the other is used as the Company’s office in Hubei. Other than these, the Company does not have any other contract that is or contains a lease under ASC Topic 842.

The Company’s lease contracts do not contain any option for the Company to extend or terminate the lease, and do not contain the option for the Company to purchase the underlying assets. Based on the noncancelable lease period in the contract, the Company considers contract-based, asset-based, market-based and entity-based factors to determine the term over which it is reasonably certain to extend the lease, and then determine the lease term of each contract, which is 2-3 years.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s lease contracts only contain fixed lease payments and do not contain any residual value guarantee. The lease payments of the Company’s Beijing office are required to be paid on a quarterly basis, and the lease payments of its Hubei office are required to be paid on an annual basis.

The Company’s office lease contracts do not contain any nonlease component and are classified as operating leases in accordance with ASC Topic 842-10-25-3. As the implicit rates of the Company leases cannot be readily determined, in accordance with ASC Topic 842-20-30-3, the Company uses its incremental borrowing rate as the discount rate to determine the present value of the lease payments for each lease contract. The discount rate used by the Company is 6%, which is determined based on the interest rate commonly used by the commercial banks in the PRC for the 1-5 years long-term loan lent to business entities on a collateralized basis.

As of March 31, 2019, operating lease right-of-use assets recognized by the Company was approximately US$20,000, operating lease liabilities recognized was approximately US$10,000, which was included in the Company’s other current liabilities.

For the three months ended March 31, 2019, total operating lease cost recognized under ASC Topic 842 was approximately US$0.09 million. For the three months ended March 31, 2018, operating lease cost recognized under ASC Topic 840 was approximately US$0.10 million.

Maturity of lease liabilities

Operating leases
US$(’000)
(Unaudited)
Nine months ending December 31,
-2019	-
Year ending December 31,
-2020	11
Total undiscounted lease payments	11
Less: imputed interest	(1)
Operating lease liabilities as of March 31, 2019	10

Supplemental information related to operating leases (All amounts are presented in thousands of U.S. dollars):

Operating cash flows used for operating leases	93
Right-of-use assets obtained in exchange for new lease liabilities	10
Weighted-average remaining lease term (years)	1.96
Weighted-average discount rate	6%

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

k)	Impact of recently issued accounting pronouncements

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

4.	Accounts receivable, net

	March 31, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	10,481	9,752
Allowance for doubtful accounts	(3,651)	(3,393)
Accounts receivable, net	6,830	6,359

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2019 and December 31, 2018 the Company provided approximately US$3.7 million and US$3.4 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the three months ended March 31, 2019 and 2018, approximately US$0.19 million and US$0.47 million allowance for doubtful accounts was provided, respectively.

5.	Prepayments and deposit to suppliers

	March 31, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet resources providers	743	963
Prepayments to internet resources providers	936	727
Other deposits and prepayments	400	464
	2,079	2,154

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Due from related parties, net

	March 31, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

An officer of the Company	200	200
Guohua Shiji (Beijing) Communication Co., Ltd.	178	201
Zhong Wang Xi Yue Technology (Beijing) Co., Ltd.	7	-
	385	401
Allowance for doubtful accounts	(178)	(175)
Due from related parties, net	207	226

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies, entities that the Company’s officers or directors can exercise significant influence, as well as an officer of the Company.

Due from an officer of the Company as of March 31, 2019 and December 31, 2018 represented a US$0.20 million fund advanced to one of the Company’s officers during the third fiscal quarter of 2018 for the purpose of setting up and providing finance to a proposed business entity in Taiwan. The Company intended to set up and expand its business in Taiwan through establishing the VIE arrangements with this Taiwan entity. This Taiwan entity was incorporated in September 2017 and is wholly-owned by the officer referred above, as of March 31, 2019, this entity had no fund and business activities. Based on the fact that there are still legal obstacles to establish the VIE agreements between an entity that is ultimately controlled by the PRC citizens with an entity duly organized under the law of Taiwan, the Company terminated the plan, and the US$0.2 million fund advanced was fully returned to the Company subsequently in April 2019.

As of March 31, 2019 and December 31, 2018, due from related parties also included a short-term working capital loan to Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”). As of December 31, 2018, the outstanding amount of the loan was RMB1.38 million (approximately US$0.20 million), of which RMB0.18 million (approximately US$0.03 million) was collected by the Company during the first fiscal quarter of 2019, and the Company had provided full allowance to against the remaining amount of this loan as of March 31, 2019 and December 31, 2018, as the business activities of Guohua Shiji had become dormant and recovery was considered remote.

As of March 31, 2019, amount due from Zhong Wang Xi Yue Technology (Beijing) Co., Ltd. (“Zhong Wang Xi Yue”) represented service fee receivables in connection to advertising and marketing services the Company provided to this related party in its normal course of business on the same terms as those provided to its unrelated clients.

For the three months ended March 31, 2018, the Company provided approximately US$0.01 million additional allowance for doubtful accounts to against the Company’s balances due from related parties.

7.	Other current assets, net

	March 31, 2019			December 31,2018
	Gross	Allowance for doubtful accounts	Net	Gross	Allowance for doubtful accounts	Net
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)

Loan to an unrelated party	149	(149)	-	146	(146)	-
Staff advances for business operations	9	-	9	19	-	19
Overdue deposits	1,650	(1,650)	-	1,619	(1,619)	-
Total	1,808	(1,799)	9	1,784	(1,765)	19

As of March 31, 2019 and December 31, 2018, loan to an unrelated party represented a short-term working capital loan of RMB1.0 million (approximately US$0.15 million) lent to a former unconsolidated investee of the Company. Based on the assessment of the collectability of the loan as of March 31, 2019 and December 31, 2018, the Company had provided full allowance against this loan.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2019 and December 31, 2018, other current assets also included an approximately RMB11 million (approximately US$1.6 million) overdue contractual deposits, which were related to advertising resources purchase contracts that had been completed with no further cooperation. Based on the assessment of the collectability of these overdue deposits as of March 31, 2019 and December 31, 2018, the Company had provided full allowance against these doubtful accounts.

8.	Long-term investments

As of March 31, 2019, long-term investment of approximately RMB0.25 million (approximately US$0.04 million) represented the Company’s contribution of its pro-rata share of cash investment to one of its equity ownership investee entities, Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an) in January 2019. Local Chain Xi’an was incorporated in October 2018, the Company beneficially owns 4.9% equity interest in this entity. As of March 31, 2019, Local Chain Xi’an was still in its start-up stage.

The Company measures this investment which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

As of March 31, 2019 and December 31, 2018, the Company had provided full impairment to against the remaining carrying value of long-term investments in other of its equity ownership investee entities, except Local Chain Xi’an, as their business activities had become dormant and recovery was considered remote.

9.	Property and equipment, net

	March 31, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	327	321
Vehicles	785	771
Office equipment	1,379	1,353
Electronic devices	971	952
Property and equipment, cost	3,462	3,397
Less: accumulated depreciation	(3,350)	(3,255)
Property and equipment, net	112	142

Depreciation expenses for the three months ended March 31, 2019 and 2018 were approximately US$33,000 and US$48,000, respectively.

10.	Intangible assets, net

	As of March 31, 2019 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,435	-	(1,435)	-
Intangible assets subject to amortization:
Customer relationship	1,979	(1,979)	-	-
Non-compete agreements	1,089	(592)	(497)	-
Software technologies	304	(304)	-	-
Cloud compute software technology	1,378	(917)	(423)	38
Intelligent marketing data service platform	4,795	(1,942)	(2,853)	-
Internet safety, information exchange security and data encryption software	1,931	(435)	(1,496)	-
Cloud video management system	1,411	(350)	(1,061)	-
Other computer software	116	(113)	-	3
Total	$14,438	$(6,632)	$(7,765)	$41

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2018
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,408	-	(1,408)	-
Intangible assets subject to amortization:
Customer relationship	1,941	(1,941)	-	-
Non-compete agreements	1,068	(580)	(488)	-
Software technologies	299	(299)	-	-
Cloud compute software technology	1,353	(896)	(415)	42
Intelligent marketing data service platform	4,705	(1,906)	(2,799)	-
Internet safety, information exchange security and data encryption software	1,894	(426)	(1,468)	-
Cloud video management system	1,383	(343)	(1,040)	-
Other computer software	114	(111)	-	3
Total	$14,165	$(6,502)	$(7,618)	$45

Amortization expenses for the three months ended March 31, 2019 and 2018 were approximately US$5,000 and US$168,000, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 2.23 years as of March 31, 2019, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$14,000 for the year ending December 31, 2019, approximately US$19,000 for the year ending December 31, 2020 and approximately US$9,000 for the year ending December 31, 2021.

11.	Blockchain software application platform development costs

In February 2018, the Company entered into a contract with an unrelated entity to develop certain blockchain technology-based software application platform for internal use. Total amount of the contract was US$4.5 million. In March 2018, the Company entered into a RMB3.0 million (approximately US$0.44 million) social network-based software application development contract with another unrelated entity, which software application the Company had further decided to be combined into the current under developing blockchain technology-based application platform, as discussed above. As of March 31, 2019, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company had capitalized approximately US$3.73 million software development costs in the aggregate for these two contracts. The Company is currently testing the partially-finished beta modules of the blockchain technology-based applications. The complete combined beta version of the platform is expected to be ready for trial in mid-2019, and the development project is expected to be completed by the end of 2019.

According to the development contracts the Company signed with the counter parties, the Company will not bear any development risk related loss unless the counter party has no fault during the development and the causes for failure is considered reasonable as consented by both parties. In the latter case, the related development loss will be shared by both parties based on further negotiation. As of the date hereof, the Company does not aware of any technical risks that may lead to failure or partial failure of these development projects.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Short-term bank loan and credit facility

As of March 31, 2019, the Company had a revolving credit facility of RMB5.0 million (approximately US$0.7 million) for short-term working capital loans granted by a major financial institution in China, which currently is available to the Company until January 2020. As of March 31, 2019, under the revolving credit facility, the Company borrowed RMB3.0 million (approximately US$0.45 million) short-term loan, which will mature in January 2020.

As of March 31, 2019, the Company borrowed another RMB3.0 million (approximately US$0.45 million) short-term working capital loan from the same financial institution, of which RMB1.5 million (approximately US$0.22 million) will mature in July 2019 and the remaining RMB1.5 million (approximately US$0.22 million) will mature in September 2019.

Collateral for the above discussed revolving credit facility and short-term bank loans included an unlimited guarantee from Mr. Handong Cheng (Chairman and Chief Executive Officer of the Company) and his spouse and an approximately US$0.03 million term deposit, included in the Company’s cash and cash equivalents, which will mature on September 21, 2019.

Interest rate of the current outstanding short-term working capital loans was 5.655% per annum, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”).

13.	Accrued payroll and other accruals

	March 31, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	238	208
Accrued operating expenses	173	313
	411	521

14.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. Effective from January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred. For the three months ended March 31, 2019 and 2018, no provision for federal corporate income tax has been made in the financial statements as the Company has no aggregated positive tested income.

ii). China Net BVI and ChinaNet Investment BVI were incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, these BVI companies are not subject to tax on income or capital gains. Additionally, upon payments of dividends by these BVI companies to its respective shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. Effective from April 1, 2018, a two-tier corporate income tax system was officially implemented in Hong Kong. The applicable income tax rate is 8.25% for the first HK$2.0 million profits, and the subsequent profits are taxed at 16.5%. No provision for Hong Kong income tax has been made in the financial statements as China Net HK has no assessable profits for the three months ended March 31, 2019 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

•	As approved by the related PRC governmental authorities, Business Opportunity Online continuously qualified as a High and New Technology Enterprise until November 2021, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the preferential EIT rate of 15% until November 2021. Therefore, for the three months ended March 31, 2019 and 2018, the applicable EIT rate of Business Opportunity Online was 15%. In accordance with the 2018 Bulletin No. 45 issued by the PRC State Administration of Taxation, which come into effect from January 1, 2018, an enterprise that obtains qualification as or remains as a High and New Technology Enterprise or Small and Medium-sized Tech Enterprise in any time of 2018 and afterwards, is allowed to carry forward all its previous five years’ net operating losses NOLs (starting from NOL of 2013) to up to ten years, compared with the PRC standard NOLs carryforward period of 5 years.

•	The applicable EIT rate for other PRC operating entities of the Company was 25% for the three months ended March 31, 2019 and 2018.

•	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate, subject to approval from the related PRC tax authorities.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6%, and for small scale taxpayer, 3%. Therefore, for the three months ended March 31, 2019 and 2018, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT in the aggregate is 12% to 14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of March 31, 2019 and December 31, 2018, taxes payable consists of:

	March 31, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

PRC turnover tax and surcharge payable	1,304	1,215
PRC enterprise income tax payable	1,816	1,782
Total taxes payable	3,120	2,997

For the three months ended March 31, 2019 and 2018, the Company’s income tax (expense)/benefit consisted of:

	Three Months Ended March 31,
	2019	2018
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current-PRC	-	-
Deferred-PRC	(39)	4
Income tax (expense)/benefit	(39)	4

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	9,466	9,243
Bad debts provision	1,240	1,188
Valuation allowance	(10,179)	(9,875)
Deferred tax assets, net	527	556

The U.S. holding company has incurred aggregate NOLs of approximately US$19.4 million and US$19.2 million as of March 31, 2019 and December 31, 2018, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$25.6 million and US$25.2 million as of March 31, 2019 and December 31, 2018, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2029 due to certain subsidiary enjoys the High and New Technology Enterprise’s privileged NOLs carryforward policy. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$10.2 million and US$9.9 million valuation allowance as of March 31, 2019 and December 31, 2018, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2019 and 2018, the Company recorded approximately US$0.2 million and US$0.4 million deferred tax valuation allowance, respectively. For the three months ended March 31, 2019, the Company also utilized approximately US$0.06 million previously recognized deferred tax assets.

15.	Long-term borrowing from a director

Long-term borrowing from a director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

16.	Warrant liabilities

On January 17, 2018, the Company consummated a registered direct offering of 2,150,001 shares of the Company’s common stock to certain institutional investors at a purchase price of $5.15 per share (“the Financing”). As part of the transaction, the Company also issued to the investors and the placement agent warrants for the purchase of up to 645,000 and 129,000 shares of the Company’s common stock at an exercise price of $6.60 per share, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company accounted for the warrants issuing in the Financing as derivative liabilities, as the strike price of the warrants is dominated in a currency (U.S. dollar) other than the functional currency of the Company (Renminbi or Yuan) and is not considered index to the Company’s own stock. As a result, these warrants were remeasured at fair value with changes in fair value be recorded in earnings in each reporting period.

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors warrants		Placement agent warrants
	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019

Stock price	$1.34	$1.95	$1.34	$1.95
Years to maturity	1.55	1.30	2.05	1.80
Risk-free interest rate	2.50%	2.27%	2.50%	2.27%
Dividend yield	-	-	-	-
Expected volatility	199%	216%	176%	187%
Exercise Price	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$0.78	$1.23	$0.80	$1.26

	Investors warrants		Placement agent warrants
	As of January 17, 2018	As of March 31, 2018	As of January 17, 2018	As of March 31, 2018

Stock price	$3.98	$1.67	$3.98	$1.67
Years to maturity	2.5	2.3	3.0	2.8
Risk-free interest rate	2.22%	2.35%	2.39%	2.50%
Dividend yield	-	-	-	-
Expected volatility	158%	164%	147%	152%
Exercise Price	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$2.93	$1.03	$2.99	$1.06

Changes in fair value of warrant liabilities

Three Months Ended March 31, 2019 (Unaudited)

	As of March 31, 2019	As of December 31, 2018	Change in Fair Value (gain)/loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Investor warrants	793	503	290
Placement agent warrants	163	103	60
Warrant liabilities	956	606	350

Three Months Ended March 31, 2018 (Unaudited)

	As of March 31, 2018	As of January 17, 2018	Change in Fair Value (gain)/loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Investor warrants	664	1,890	(1,226)
Placement agent warrants	137	385	(248)
Warrant liabilities	801	2,275	(1,474)

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants issued and outstanding as of March 31, 2019 and their movements during the three months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2019	774,000	1.63	$6.60	774,000	1.63	$6.60
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2019 (Unaudited)	774,000	1.38	$6.60	774,000	1.38	$6.60

17.	Restricted net assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2019 and December 31, 2018, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were both approximately US$12.0 million.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

18.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$93,000 and US$88,000 for the three months ended March 31, 2019 and 2018, respectively.

19.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of Mach 31, 2019, 56% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland China, the remaining 44% was held by a financial institution located in the United States of America. The Company believes that these financial institutions located in Mainland China and the United States of America are of high credit quality. For accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and other receivables is significantly reduced.

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

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the three months ended March 31, 2019 and 2018, respectively:

	Customer A	Customer B	Customer C
Three Months Ended March 31, 2019
Revenues, customer concentration risk	17%	-	*

Three Months Ended March 31, 2018
Revenues, customer concentration risk	-	36%	*

As of March 31, 2019
Accounts receivable, customer concentration risk	72%	-	11%

As of December 31, 2018
Accounts receivable, customer concentration risk	74%	-	12%

* Less than 10%.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the three months ended March 31, 2019 and 2018, respectively:

	Supplier A	Supplier B
Three Months Ended March 31, 2019
Cost of revenues, supplier concentration risk	89%	*

Three Months Ended March 31, 2018
Cost of revenues, supplier concentration risk	73%	21%

* Less than 10%.

20.	Commitments and contingencies

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain-powered marketing and advertising application platform. Total contract amount of these two contracts was approximately US$4.94 million. As of March 31, 2019, the Company had paid approximately US$3.73 million in the aggerate, the remaining unpaid contract amount is expected to be paid during the year ending December 31, 2019.

The Company is currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. The Company may from time to time become a party to various legal or administrative proceedings arising in its ordinary course of business.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Segment reporting

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

Three Months Ended March 31, 2019 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	8,567	-	-	-	-	8,567
Cost of revenues	8,125	-	-	-	-	8,125
Total operating expenses	705	18	5	452 (1)	-	1,180
Depreciation and amortization expense included in total operating expenses	23	-	-	15	-	38
Operating loss	(263)	(18)	(5)	(452)	-	(738)

Change in fair value of warrant liabilities	-	-	-	(350)	-	(350)

Net loss	(315)	(19)	(5)	(801)	-	(1,140)

Total assets-March 31, 2019	11,587	242	3,391	16,695	(16,840)	15,075
Total assets-December 31, 2018	12,756	207	3,396	17,155	(16,546)	16,989

(1)	Including approximately US$101,000 share-based compensation expenses.

Three Months Ended March 31, 2018 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	8,169	91	-	371	(371)	8,260
Cost of revenues	7,621	38	-	-	-	7,659
Total operating expenses	1,622	22	-	873 (1)	(371)	2,146
Depreciation and amortization expense included in total operating expenses	197	-	-	19	-	216
Operating (loss)/income	(1,074)	31	-	(502)	-	(1,545)

Impairment on long-term investments	-	-	-	(471)	-	(471)

Change in fair value of warrant liabilities	-	-	-	1,474	-	1,474

Net (loss)/income	(1,073)	20	-	483	-	(570)

Expenditure for long-term assets	448	-	1,200	1	-	1,649

(1)	Including approximately US$75,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2019	2018
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted loss per share)	$(1,138)	$(565)

Weighted average number of common shares outstanding -Basic and diluted	16,410,543	15,484,082

Loss per share -Basic and diluted	$(0.07)	$(0.04)

For the three months ended March 31, 2019, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 835,216 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the period.

For the three months ended March 31, 2018, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 835,216 shares of the Company’s common stock, respectively, and 266,238 shares of unvested restricted common stock before they were vested during the third quarter of 2018, because their effect was anti-dilutive, as the Company incurred a loss for the period.

23.	Share-based compensation expenses

In January 2019, the Company granted and issued 30,000 shares of the Company’s restricted common stock to one of its independent directors, in exchange for his services to the Company for the year ending December 31, 2019. These shares were valued at US$1.77 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense is amortized over the requisite service period. For the three months ended March 31, 2019, compensation expense recognized was approximately US$13,000.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2018, the Company granted and issued 250,000 shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a one-year period. These shares were valued at US$1.43 per share, the closing bid price of the Company’s common stock on the date of grant. The Company recorded the related cost of approximately US$358,000 as a prepayment asset in prepayment and deposit to suppliers upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the three months ended March 31, 2019 was approximately US$88,000.

Options issued and outstanding as of March 31, 2019 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2019	835,216	2.04	$2.49	835,216	2.04	$2.49
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2019 (Unaudited)	835,216	1.79	$2.49	835,216	1.79	$2.49

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	13
General and administrative expenses	101	51
Research and development expenses	-	11
Total	101	75

The aggregate unrecognized share-based compensation expenses as of March 31, 2019 and December 31, 2018 was approximately US$0.29 million and US$0.34 million, respectively. All unrecognized share-based compensation expenses as of March 31, 2019 will be recognized for the year ending December 31, 2019.

24.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued and has determined that there are no events that are material to the financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2018 Form 10-K. Please refer to Note 3 to the unaudited condensed consolidated interim financial statements for the discussion of the newly adopted lease accounting policy and the impact of other recently issued accounting standards.

A.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2019	2018
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$8,560	$8,260
From related parties	7	-
Total revenues	8,567	8,260
Cost of revenues	8,125	7,659
Gross profit	442	601

Operating expenses
Sales and marketing expenses	169	564
General and administrative expenses	810	1,364
Research and development expenses	201	218
Total operating expenses	1,180	2,146

Loss from operations	(738)	(1,545)

Other income/(expenses)
Impairment on long-term investments	-	(471)
Interest expense, net	(11)	(10)
Other expenses	(2)	(22)
Change in fair value of warrant liabilities	(350)	1,474
Total other (expenses)/income	(363)	971

Loss before income tax (expense)/benefit and noncontrolling interests	(1,101)	(574)
Income tax (expense)/benefit	(39)	4
Net loss	(1,140)	(570)
Net loss attributable to noncontrolling interests	2	5
Net loss attributable to ChinaNet Online Holdings, Inc.	$(1,138)	$(565)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2019		2018
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$1,837	21.4%	$1,719	20.8%
-Distribution of the right to use search engine marketing service	6,725	78.5%	6,443	78.0%
-Technical and other services	5	0.1%	7	0.1%
Internet advertising and related data services	8,567	100%	8,169	98.9%
TV advertising service	-	-	91	1.1%
Total	$8,567	100%	$8,260	100%

Total Revenues: Our total revenues increased to US$8.57 million for the three months ended March 31, 2019 from US$8.26 million for the same period last year, which was primarily due to increase in revenues from distribution of the right to use the search engine marketing service we purchased from key search engines during the period.

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

•	Internet advertising revenues for the three months ended March 31, 2019 was approximately US$1.84 million, compared with US$1.72 million for the three months ended March 31, 2018. Due to increase in other new form of self-media advertising channels, our clients continued tightening their investment budget on advertising and marketing activities through traditional ad portal platforms, and focused more on new interactive advertising channels, and singular ad, cheaper advertising channel, e.g. search engine marketing, which brings customers with direct internet traffic flow through clicks. As a result, we experienced decline in revenues from this business category from fiscal 2017. In order to maintain the customer base for our ad portals and maintain our overall industry competitive position, we increased our investment in cost consumption for effective sale lead generation to improve the ad effectiveness and increase customers’ satisfaction. As a result of this investment, revenues increased by approximately 7% for the three months ended March 31, 2019, compared with that in the same period last year. In future periods, we intend to optimize our cost control mechanism for our ad portals, which aiming to help our ad portals to achieve more accurate advertising and marketing results that will lead to increasing sales lead conversion rate for our customers with more acceptable and lower costs, and thereby improve the gross profit margin of this business category.

•	Revenue generated from distribution of the right to use search engine marketing service provided by key search engines for the three months ended March 31, 2019 and 2018 was approximately US$6.73 million and US$6.44 million, respectively. Customers use this third-party search engine marketing service to increasing exposure through attracting more visits to their websites and achieve higher sales lead conversion rate, through bidding selected effective key words on different search engines. As discussed in the above paragraph, in recent years, our customers turn to choose more economic and singular marketing channel with more direct feedbacks and results, e.g. search engine marketing service, given our penetration in the advertising industry, solid partnership relations with key search engines and relative large amount of purchase, we were able to offer our customers with search engine resource at relatively lower rate compared with the market, as a result, our revenue from distribution of right to use search engine market service provided by key search engines increased by approximately 4% for the three months ended March 31, 2019, compare with that in the same period last year.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, precision marketing and related data services, and our TV advertising service. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2019			2018
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$1,837	1,734	6%	$1,719	1,475	14%
-Distribution of the right to use search engine marketing service	6,725	6,391	5%	6,443	$6,146	5%
-Technical and other services	5	-	100%	7	-	100%
Internet advertising and related data services	8,567	8,125	5%	8,169	7,621	7%
TV advertising service	-	-	-	91	38	58%
Total	$8,567	$8,125	5%	$8,260	$7,659	7%

Cost of revenues: our total cost of revenues increased to US$8.13 million for the three months ended March 31, 2019 from US$7.66 million for the three months ended March 31, 2018. Our cost of revenues primarily consists of search engine resources purchased from key search engines, costs of TV advertising time slots purchased from TV stations and other direct costs associated with providing the services. The increase in our total cost of revenues for the three months ended March 31, 2019 was primarily due to the increase in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines, which was in line with the increase in the related revenues as discussed above, and an increase in cost investments to maintain customer base and competitive advantage through improve the customers’ satisfaction of its ad placements on our own ad portals.

•	Costs for internet advertising and data service were primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the three months ended March 31, 2019, our total cost of revenues for internet advertising and data service was approximately US$1.73 million, compared with approximately US$1.48 million for the three months ended March 31, 2018. The gross margin rate of our internet advertising and data service revenues decreased to 6% for the three months ended March 31, 2019, compared with 14% three months ended March 31, 2018. The decrease in our gross margin rate of this business category was primarily due to the fact that in order to retain the customer base of our ad portals under the recent downturn economy environment in China and intense market competition in the internet ad industry with new interactive advertising channels as discussed in the revenue section above, we had to invest aggressively to obtain more valid and active sales lead generations for the improvement of the effectiveness and efficiency of ad placements for our customers.

•	Costs for search engine marketing service was direct search engine resource costs consumed for the right to use search engine marketing service we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. The purchase of the resource in relatively large amounts under our own name allowed us to get it at a relatively low rate compared to the market. We charge our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. Gross margin rates of this service for the three months ended March 31, 2019 and 2018 were both approximately 5%.

Gross Profit

As a result of the foregoing, our gross profit was approximately US$0.44 million and US$0.60 million for the three months ended March 31, 2019 and 2018, respectively. Our overall gross margin decreased to 5% for the three months ended March 31, 2019, compared with 7% for the same period last year. The decrease in our overall gross margin rate was primarily due to the decrease in gross profit margin of our internet advertising and data service, which was 6% for the three months ended March 31, 2019, compared with 14% for the three months ended March 31, 2018, as discussed above.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2019		2018
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$8,567	100%	$8,260	100%
Gross Profit	442	5%	601	7%
Sales and marketing expenses	169	2%	564	7%
General and administrative expenses	810	10%	1,364	16%
Research and development expenses	201	2%	218	3%
Total operating expenses	$1,180	14%	$2,146	26%

Operating Expenses: Our total operating expenses was approximately US$1.18 million and US$2.15 million for the three months ended March 31, 2019 and 2018, respectively.

•	Sales and marketing expenses: Sales and marketing expenses decreased to US$0.17 million for the three months ended March 31, 2019 from US$0.56 million for the same period of 2018. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the three months ended March 31, 2019, the decrease in our sales and marketing expenses was primarily due to the decrease in advertising expenses for our own brand development of approximately US$0.39 million during the period.

•	General and administrative expenses: General and administrative expenses decreased to US$0.81 million for the three months ended March 31, 2019 from US$1.36 million for the same period in 2018. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the three months ended March 31, 2019, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses and other general office expenses of approximately US$0.31 million, due to cost reduction plan executed by management; (2) the decrease in allowance for doubtful accounts of approximately US$0.29 million; and (3) the increase in share-based compensation expenses of approximately US$0.05 million.

•	Research and development expenses: Research and development expenses were US$0.20 million and US$0.22 million for the three months ended March 31, 2019 and 2018, respectively. Our research and development expenses primarily consist of salaries and benefits of our research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. The slightly decrease in research and development expenses for the three months ended March 31, 2019, compared with that in the same period last year, were primarily due to the cost reduction plan executed by management.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$0.74 million and US$1.55 million for the three months ended March 31, 2019 and 2018, respectively.

Impairment on long-term investments: we recognized an approximately US$0.47 million other-than temporary impairment on our long-term investment to ChinaNet Chuang Tou for the three months ended March 31, 2018, representing the amount we expected not recoverable upon termination of the company.

Interest expense, net: For the three months ended March 31, 2019 and 2018, interest income was immaterial. For the three months ended March 31, 2019 and 2018, interest expense of both approximately US$0.01 million incurred was primarily related to the short-term bank loans we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs.

Change in fair value of warrant liabilities: we issued warrants in our Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a loss of change in fair value of these warrant liabilities of approximately US$0.35 million was recorded for the three months ended March 31, 2019, compared with a gain of change in fair value of these warrant liabilities of approximately US$1.47 million recorded for the three months ended March 31, 2018.

Loss before income tax (expense)/benefit and noncontrolling interests: As a result of the foregoing, our loss before income tax (expense)/benefit and noncontrolling interest was approximately US$1.10 million and US$0.57 million for the three months ended March 31, 2019 and 2018, respectively.

Income Tax (expense)/benefit: For the three months ended March 31, 2019, we recognized an approximately US$55 thousand income tax expense in relation to utilization of previously recognized deferred tax assets by one of our PRC operating VIEs for the period, which amount was partially offset by an approximately US$15 thousand income tax benefit recognized in relation to the net operating loss incurred by another PRC operating VIE of ours for the period, which we consider likely to be utilized with respect to future earnings of this entity. For the three months ended March 31, 2018, we recognized an approximately US$4 thousand deferred tax benefit in relation to the net operating loss incurred by one of our PRC operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of this entity.

Net loss: As a result of the foregoing, for the three months ended March 31, 2019 and 2018, we incurred a total net loss of approximately US$1.14 million and US$0.57 million, respectively.

Net loss attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation until we purchased the remaining 49% equity interest in it in May 2018. In May 2018, we incorporated a new majority-owned subsidiary, Business Opportunity Chain and beneficially owned 51% equity interest in it. For the three months ended March 31, 2019, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$2 thousand. For the three months ended March 31, 2018, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia was approximately US$5 thousand.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$1.14 million and US$0.57 million for the three months ended March 31, 2019 and 2018, respectively.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2019, we had cash and cash equivalents of approximately US$1.48 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments for search engine resource, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the investment in software technologies to expand our blockchain technology related business activities, investment to enhance the functionality of our current advertising portals for providing advertising, marketing and data services and to secure the safety of our general network, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds we generated from financing activities.

As discussed in Note 3(b) to our unaudited condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We intend to improve our cashflow status through improving gross profit margin, strengthen receivables collection management, negotiate with vendors for more favorable payment terms and obtaining more credit facilities from banks or other form of financing.

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	Amounts in thousands of US dollars
Net cash used in operating activities	$(2,270)	$(3,179)
Net cash used in investing activities	(36)	(2,156)
Net cash provided by financing activities	-	9,770
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	47	116
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$(2,259)	$4,551

Net cash used in operating activities

For the three months ended March 31, 2019, our net cash used in operating activities of approximately US$2.27 million were primarily attributable to:

(1)	net loss excluding approximately US$0.04 million of non-cash expenses of depreciation and amortizations; approximately US$0.08 million amortization of operating lease right-of-use assets; approximately US$0.10 million share-based compensation; approximately US$0.19 million allowance for doubtful accounts; approximately US$0.35 million loss from change in fair value of warrant liabilities and approximately US$0.04 million deferred tax expense, yielded the non-cash items excluded net loss of approximately US$0.34 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	advance from customers increased by approximately US$0.56 million, primarily due to new advance payments received from customers during the first fiscal quarter of 2019, which was partially offset by recognition of revenue from opening contract liabilities during the period;

-	taxes payable increased by approximately US$0.07 million;

-	other current assets decreased by approximately US$0.01 million;

-	loan to a related party of the Company decreased by approximately US$0.03 million due to repayment received during the period; and

-	prepayment to suppliers decreased by approximately US$0.02 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.55 million;

-	accounts payable decreased by approximately US$1.83 million, due to settlement with major suppliers of search engine resource in the first fiscal quarter of 2019;

-	accruals and other current liabilities decreased by approximately US$0.23 million in the aggregate, due to settlement of these operational liabilities and payment for operating lease liabilities during the first fiscal quarter of 2019; and

-	we also prepaid approximately US$0.01 million lease payment during the period.

For the three months ended March 31, 2018, our net cash used in operating activities of approximately US$3.18 million were primarily attributable to:

(1)	net loss excluding approximately US$0.22 million of non-cash expenses of depreciation and amortizations; approximately US$0.08 million share-based compensation; approximately US$0.48 million allowance for doubtful accounts; approximately US$0.47 million impairment on long-term investments; approximately US$1.47 million gain from change in fair value of warrant liabilities and approximately US$4 thousand deferred tax benefit, yielded the non-cash items excluded net loss of approximately US$0.80 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable and service fee receivables due from related parties decreased by approximately US$3.42 million, due to the efforts we made in strength the accounts receivable collection in the first fiscal quarter of 2018;

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers increased by approximately US$1.18 million, primarily due to increase in prepayments made to key search engines as required, for the purchase of internet resources related to search engine marketing service;

-	accounts payable decreased by approximately US$2.11 million, due to settlement with the major suppliers in the first fiscal quarter of 2018, which payments were temporarily delayed due to working capital deficit we suffered before our financing in January 2018;

-	accruals and other payables decreased by approximately US$0.70 million, due to settlement of these operational liabilities after the financing in January 2018;

-	advance from customers decreased by approximately US$1.67 million, primarily due to recognizing revenues from beginning contract liabilities during the year;

-	other receivables increased by approximately US$0.05 million; and

-	tax payables decreased by approximately US$0.09 million.

Net cash used in investing activities

For the three months ended March 31, 2019, we contributed our pro-rata share of cash investment of approximately US$0.04 million to an ownership investee company incorporated in October 2018, which transaction was recorded as a cash outflow from investing activities during the period.

For the three months ended March 31, 2018, (1) we paid approximately US$1 thousand for the purchase of general office equipment; (2) we collected approximately US$2.67 million short-term working capital loan lent to an unrelated third party in the third quarter of 2017; (3) we prepaid approximately US$1.18 million for the acquisition of the 49% noncontrolling interest in a majority-owned subsidiary of ours, which transaction was consummated subsequently in May 2018; (4) we prepaid US$1.2 million for the development of certain blockchain technology based applications and paid approximately US$0.45 million to settle the remaining balance of an intangible assets purchased in the four fiscal quarter of 2016; and (5) we lent another unrelated party a short-term loan of US$2.0 million during the period, which was fully collected subsequently in May 2018. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.16 million for the three months ended March 31, 2018.

Net cash provided by financing activities

For the three months ended March 31, 2019, we repaid approximately US$0.45 million short-term bank loan matured in the first fiscal quarter of 2019, which we re-borrowed with the same amount during the same period.

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

As a result of these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of March 31, 2019 and December 31, 2018, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were both approximately US$12.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: May 20, 2019	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)
By:		/s/ Zhige Zhang
Name: Zhige Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)