Form 10-Q
period 2019-09-30
ChinaNet Online Holdings, Inc.
filed 2019-11-14
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  001-34647

ChinaNet Online Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 South Min Zhuang Road, Haidian District, Beijing, PRC 100195

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

As of November 14, 2019, the registrant had 19,629,403 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	September 30, 2019	December 31, 2018
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$812	$3,717
Term deposit, restricted	25	25
Accounts receivable, net of allowance for doubtful accounts of $1,324 and $3,393, respectively	6,020	6,359
Prepayment and deposit to suppliers, net	6,906	2,154
Due from related parties, net	-	226
Other current assets, net	7	19
Total current assets	13,770	12,500

Long-term investments	35	-
Property and equipment, net	87	142
Intangible assets, net	31	45
Operating lease right-of-use assets	14	-
Blockchain application platform development costs	3,714	3,725
Prepayment for software system development	760	-
Deferred tax assets, net	549	556
Total Assets	$18,960	$16,968

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$424	$874
Accounts payable *	899	2,869
Advance from customers *	5,052	1,061
Advance from a customer, related *	9	-
Accrued payroll and other accruals *	275	521
Taxes payable *	3,027	2,997
Lease payment liability related to short-term leases *	174	-
Other current liabilities *	310	118
Warrant liabilities	255	606
Total current liabilities	10,425	9,046

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2019	December 31, 2018
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	124	128
Total Liabilities	10,549	9,174

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 18,020,973 shares and 16,382,543 shares at September 30, 2019 and December 31, 2018, respectively)	18	16
Additional paid-in capital	40,706	38,275
Statutory reserves	2,607	2,607
Accumulated deficit	(36,417)	(34,512)
Accumulated other comprehensive income	1,552	1,457
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	8,466	7,843

Noncontrolling interests	(55)	(49)
Total equity	8,411	7,794

Total Liabilities and Equity	$18,960	$16,968

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$39,025	$47,822	$15,113	$17,042
From a related party	503	-	395	-
Total revenues	39,528	47,822	15,508	17,042
Cost of revenues	37,828	45,860	14,616	16,649
Gross profit	1,700	1,962	892	393

Operating expenses
Sales and marketing expenses	461	1,083	111	239
General and administrative expenses	2,875	4,580	817	1,738
Research and development expenses	599	722	239	264
Impairment on intangible assets	-	3,380	-	1,502
Impairment on goodwill	-	5,289	-	-
Total operating expenses	3,935	15,054	1,167	3,743

Loss from operations	(2,235)	(13,092)	(275)	(3,350)

Other income (expenses)
Impairment on long-term investments	-	(460)	-	-
Interest expense, net	(33)	(25)	(10)	(6)
Other expenses	(6)	(30)	(2)	(2)
Change in fair value of warrant liabilities	351	1,449	(120)	501
Total other income/(expenses)	312	934	(132)	493

Loss before income tax benefit/(expense) and noncontrolling interests	(1,923)	(12,158)	(407)	(2,857)
Income tax benefit/(expenses)	10	(805)	16	(116)
Net loss	(1,913)	(12,963)	(391)	(2,973)
Net loss attributable to noncontrolling interests	8	75	3	20
Net loss attributable to ChinaNet Online Holdings, Inc.	$(1,905)	$(12,888)	$(388)	$(2,953)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,913)	$(12,963)	$(391)	$(2,973)
Foreign currency translation gain/(loss)	97	24	73	(36)
Comprehensive loss	$(1,816)	$(12,939)	$(318)	$(3,009)
Comprehensive loss attributable to noncontrolling interests	6	69	1	20
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(1,810)	$(12,870)	$(317)	$(2,989)

Loss per share
Loss per common share
Basic and diluted	$(0.12)	$(0.82)	$(0.02)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	16,447,233	15,756,876	16,517,440	15,915,501

See notes to unaudited condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,913)	$(12,963)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	66	508
Amortization of operating lease right-of-use assets	88	-
Share-based compensation expenses	307	215
Provision for allowances for doubtful accounts	445	1,521
Impairment on intangible assets	-	3,380
Impairment on goodwill	-	5,289
Impairment on long-term investments	-	460
Deferred taxes	(10)	805
Change in fair value of warrant liabilities	(351)	(1,449)
Changes in operating assets and liabilities
Accounts receivable	(289)	(1,465)
Prepayment and deposit to suppliers	(5,191)	1,016
Due from related parties	226	22
Other current assets	11	(205)
Accounts payable	(1,946)	1,095
Advance from customers	4,151	(1,423)
Advance from a customer, related	9	-
Accrued payroll and other accruals	(242)	(150)
Lease payment liability related to short-term leases	180	-
Other current liabilities	291	(292)
Taxes payable	123	(57)
Prepaid lease payment	(10)	-
Net cash used in operating activities	(4,055)	(3,693)

Cash flows from investing activities
Payment for purchase of office equipment	-	(11)
(Investment to)/withdraw investment from an investee	(36)	460
Short-term loan to unrelated parties	-	(2,108)
Collection of short-term loan from unrelated parties	-	4,716
Payment for acquisition of noncontrolling interest	-	(1,687)
Payment for blockchain application platform development costs	-	(3,743)
Prepayment for software system development	(760)	-
Purchase of software technology	-	(437)
Net cash used in investing activities	(796)	(2,810)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$8 and US$809, respectively)	2,393	10,263
Repayment to investors related to terminated security purchase agreements	-	(933)
Proceeds from short-term bank loan	438	920
Repayment of short-term bank loan	(875)	(460)
Net cash provided by financing activities	1,956	9,790

Effect of exchange rate fluctuation on cash, cash equivalents and restricted cash	(10)	(320)

Net (decrease)/increase in cash, cash equivalents, and restricted cash	(2,905)	2,967

Cash, cash equivalents, and restricted cash at beginning of the period	3,742	2,952
Cash, cash equivalents, and restricted cash at end of the period	$837	$5,919

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$36	$146

Non-cash transaction disclosure

Payable for acquisition of noncontrolling interest	$-	$218

See notes to unaudited condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2019	16,382,543	$16	$38,275	$2,607	$(34,512)	$1,457	$(49)	$7,794
Share-based compensation	30,000	-	26	-	-	-	-	26
Net loss for the period	-	-	-	-	(1,517)	-	(5)	(1,522)
Foreign currency translation adjustment	-	-	-	-	-	24	-	24
Balance, June 30, 2019 (unaudited)	16,412,543	16	38,301	2,607	(36,029)	1,481	(54)	6,322
Issuance of common stock for private placement, net of $0.008 million direct offering cost	1,608,430	2	2,391					2,393
Share-based compensation	-	-	14	-	-	-	-	14
Net loss for the period	-	-	-	-	(388)	-	(3)	(391)
Foreign currency translation adjustment	-	-	-	-	-	71	2	73
Balance, September 30, 2019 (Unaudited)	18,020,973	$18	$40,706	$2,607	$(36,417)	$1,552	$(55)	$8,411

See notes to unaudited condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2018	13,982,542	$14	$31,554	$2,607	$(20,487)	$1,598	$177	$15,463
Issuance of common stock for private placement, net of $1.89 million proceeds allocated to investor warrants labilities and $1.20 million direct offering costs (including $0.39 million proceeds allocated to placement agent warrants liabilities), respectively	2,150,001	2	7,986	-	-	-	-	7,988
Share-based compensation	-	-	151	-	-	-	-	151
Purchase noncontrolling interest in a Variable Interest Entity	-	-	(1,838)	-	-	-	(130)	(1,968)
Net loss for the period	-	-	-	-	(10,069)	-	(55)	(10,124)
Foreign currency translation adjustment	-	-	-	-	-	188	6	194
Balance, June 30, 2018 (Unaudited)	16,132,543	$16	$37,853	$2,607	$(30,556)	$1,786	$(2)	$11,704
Share-based compensation	-	-	64	-	-	-	-	64
Net loss for the period	-	-	-	-	(2,953)	-	(20)	(2,973)
Foreign currency translation adjustment	-	-	-	-	134	(170)	-	(36)
Balance, September 30, 2018 (Unaudited)	16,132,543	$16	$37,917	$2,607	$(33,375)	$1,616	(22)	$8,759

See notes to unaudited condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

On August 25, 2019, the Company through its wholly-owned subsidiary, ChinaNet Investment Holdings Ltd. acquired 100% equity interest in Grandon Investments Limited, an entity incorporated in British Virgin Islands (“Grandon BVI”), for a cash consideration of US$100. Grandon BVI did not conduct any business activities since incorporation through August 25, 2019.

On September 25, 2019, the Company closed on the first half of a private placement with a select group of investors (the “Investors”) related the Securities Purchase Agreement entered into on August 7, 2019. In connection with the closing, the Company issued 1,608,430 shares of common stock (the “Shares”) in consideration for $2.4 million. Subsequently, on October 28, 2019, the Company closed on the second half of the private placement with the select group of investors. In connection with the closing, the Company issued another 1,608,430 shares of common stock in consideration for $2.4 million. Each Share was sold to the Investors at $1.4927 per Share. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$421	$2,303
Term deposit, restricted	25	25
Accounts receivable, net	6,020	6,359
Prepayment and deposit to suppliers, net	5,430	1,724
Due from related parties, net	-	26
Other current assets, net	2	11
Total current assets	11,898	10,448

Long-term investments	35	-
Property and equipment, net	48	84
Intangible assets, net	28	42
Operating lease right-of-use assets	14	-
Deferred tax assets, net	549	556
Total Assets	$12,572	$11,130

Liabilities
Current liabilities:
Short-term bank loan	$424	$874
Accounts payable	899	2,868
Advance from customers	5,052	1,059
Advance from a customer, related	9	-
Accrued payroll and other accruals	114	155
Taxes payable	2,605	2,562
Lease payment liability related to short-term leases	72	-
Other current liabilities	80	55
Total current liabilities	9,255	7,573

Total Liabilities	$9,255	$7,573

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets. See additional discussion related to restrictions on foreign currency exchange in the PRC in Note 19 and Note 21.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$39,523	$47,812	$15,503	$17,039
Cost of revenues	(37,828)	(45,860)	(14,616)	(16,649)
Total operating expenses	(2,407)	(11,545)	(545)	(1,520)
Net (loss)/income before allocation to noncontrolling interests	(742)	(10,058)	344	(1,197)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of September 30, 2019 and for the nine and three months ended September 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC (the “2018 Form 10-K”) on April 15, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2019, its condensed consolidated results of operations for the nine and three months ended September 30, 2019 and 2018, and its condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Principles of consolidation

The unaudited condensed consolidated interim financial statements include the accounts of all the subsidiaries and VIEs of the Company. All inter-company transactions and balances have been eliminated upon consolidation.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2019	December 31, 2018

Balance sheet items, except for equity accounts	7.0729	6.8632

	Nine Months Ended September 30,
	2019	2018

Items in the statements of operations and comprehensive loss	6.8541	6.5196

	Three Months Ended September 30,
	2019	2018

Items in the statements of operations and comprehensive loss	6.9872	6.7956

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 are as follows:

		Fair value measurement at reporting date using
	As of September 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 18)	255	-	-	255

		Fair value measurement at reporting date using
	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 18)	606	-	-	606

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Revenue recognition

All of the Company’s revenues are generated from the PRC. The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Internet advertising and data service
--distribution of the right to use search engine marketing service	30,134	40,380	11,554	14,532
--online advertising placements	9,131	6,897	3,725	2,346
--sales of effective sales lead information	253	444	224	161
TV advertising service	-	91	-	-
Others	10	10	5	3
Total revenues	$39,528	$47,822	$15,508	$17,042

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	39,275	47,378	15,284	16,881
Revenue recognized at a point in time	253	444	224	161
Total revenues	$39,528	$47,822	$15,508	$17,042

Contract costs

For the nine and three months ended September 30, 2019 and 2018, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract liabilities

The table below summarized the movement of the Company’s contract liabilities for the nine months ended September 30, 2019:

Contract liabilities
US$(’000)

Balance as of January 1, 2019	1,061
Exchange translation adjustment	(31)
Revenue recognized from beginning contract liability balances	(653)
Advances received from customers related to unsatisfied performance obligations	4,684
Balance as of September 30, 2019 (Unaudited)	5,061
Including:
--advance from customers	5,052
--advance from a customer, related	9
Total contract liabilities as of September 30, 2019 (Unaudited)	5,061

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the nine and three months ended September 30, 2019 and 2018.

For the nine and three months ended September 30, 2019 and 2018, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2019, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

g)	Advertising expenses

Advertising costs for the Company’s own brand building are expensed when incurred and are included in “sales and marketing expenses” in the statements of operations and comprehensive loss. No advertising expenses for the Company’s own brand building was incurred for the nine or three months ended September 30, 2019. For the nine and three months ended September 30, 2018, advertising expenses for the Company’s own brand building were approximately US$0.40 million and US$nil, respectively.

h)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2019 and 2018 were approximately US$0.60 million and US$0.72 million, respectively. Expenses for research and development for the three months ended September 30, 2019 and 2018 were approximately US$0.24 million and US$0.26 million, respectively.

i)	Lease

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

The Company’s lease agreement of its previous executive office in Beijing expired on March 31, 2019. In mid-August 2019, the Company relocated to a new Beijing office leased from another unrelated third party under a short-term lease agreement until December 31 2019. From April 1, 2019 through the date of the relocation, the Company continued staying in its previous executive office in Beijing on a separately negotiated fixed daily rate as agreed by the Company and the lessor. Because the respective duration of the above discussed two leases was less than twelve months, these leases met the definition of a short-term lease under ASC 842. As a result, in accordance with ASC 842-20-25-2, as an accounting policy, the Company elected not to apply the recognition requirements in this Subtopic (i.e. not to recognize right-of-use asset and related lease liability) to these short-term leases. Instead, the Company recognized the lease payments of these short-term leases in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. For the nine and three months ended September 30, 2019, short-term lease cost recognized under ASC 842-20-25-2 was approximately US$0.19 million and US$0.06 million, respectively. As of September 30, 2019, unpaid lease payments related to these short-term leases was approximately US$0.17 million.

As of September 30, 2019, operating lease right-of-use assets recognized by the Company was approximately US$14 thousand, operating lease liabilities recognized was approximately US$10 thousand, which was included in the Company’s other current liabilities.

For the nine and three months ended September 30, 2019, total operating lease cost recognized under ASC Topic 842 was approximately US$90 thousand and US$2 thousand, respectively. For the nine and three months ended September 30, 2018, operating lease cost recognized under ASC Topic 840 was approximately US$0.27 million and US$0.09 million, respectively.

As of September 30, 2019, the Company’s total undiscounted lease payments of approximately US$10 thousand approximate its total operating lease liabilities recognized due to their short maturities. The Company’s lease payments as of September 30, 2019 will mature for the year ending December 31, 2020.

Supplemental information related to operating leases:

Operating cash flows used for operating leases (in thousands of U.S. dollars)	92
Right-of-use assets obtained in exchange for new lease liabilities (in thousands of U.S. dollars)	10
Weighted-average remaining lease term (years)	1.46
Weighted-average discount rate	6%

j)	Impact of recently issued accounting pronouncements

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	September 30, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	7,344	9,752
Allowance for doubtful accounts	(1,324)	(3,393)
Accounts receivable, net	6,020	6,359

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2019 and December 31, 2018 the Company provided approximately US$1.3 million and US$3.4 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and TV advertising business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the nine months ended September 30, 2019 and 2018, approximately US$0.45 million and US$0.76 million allowance for doubtful accounts was provided, respectively. For the three months ended September 30, 2019, approximately US$nil million allowance for doubtful accounts was provided. For the three months ended September 30, 2018, approximately US$0.04 million allowance for doubtful accounts was reversed due to subsequent collection. For the nine months ended September 30, 2019, the Company also charged off approximately US$2.4 million account receivable balances against the allowance, as all means of collection have been exhausted and the potential for recovery is considered remote.

5.	Prepayments and deposit to suppliers, net

	September 30, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet resources providers	638	963
Prepayments to internet resources providers	4,752	727
Prepayments for software implementation, training and license fees	1,320
Other deposits and prepayments	196	464
	6,906	2,154

As of September 30, 2019, the Company had a licensing fee prepayment of approximately US$1.19 million for the usage of the software system during an approximately 12 months through December 31, 2020, and an approximately US$0.13 million prepayment for implementation and training services related to the same software system, as discussed in Note 12.

6.	Due from related parties, net

	September 30, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

An officer of the Company	-	200
Guohua Shiji (Beijing) Communication Co., Ltd.	170	201
	170	401
Allowance for doubtful accounts	(170)	(175)
Due from related parties, net	-	226

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

As of September 30, 2019 and December 31, 2018, due from related parties also included a short-term working capital loan to Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”). As of December 31, 2018, the outstanding amount of the loan was RMB1.38 million (approximately US$0.20 million), of which RMB0.18 million (approximately US$0.03 million) was collected by the Company during the first fiscal quarter of 2019, and the Company had provided full allowance to against the remaining amount of this loan as of September 30, 2019 and December 31, 2018, as the business activities of Guohua Shiji had significantly declined in recent years.

7.	Other current assets, net

As of September 30, 2019 and December 31, 2018, other current assets primarily included a short-term working capital loan of RMB1.0 million (approximately US$0.14 million) lent to a former unconsolidated investee of the Company, and an approximately RMB11 million (approximately US$1.57 million) overdue contractual deposits in the aggregate, which were related to advertising resources purchase contracts that had been completed with no further cooperation. Based on the assessment of the collectability of these overdue deposits and short-term working capital loan, the Company had provided full allowance against these doubtful accounts as of September 30, 2019 and December 31, 2018. For the nine and three months ended September 30, 2018, approximately US$0.76 million allowance for doubtful accounts was provided to against the Company’s other receivables. As of September 30, 2019, the Company charged off the approximately US$0.14 million short-term working capital loan and US$0.83 million overdue deposits receivable against the allowance, respectively, because for this portion of debts, all means of collection have been exhausted and the potential for recovery is considered remote.

As of September 30, 2019 and December 31, 2018, the remaining balances of other current assets represented small amounts of staff advances for business operations.

8.	Long-term investments

As of September 30, 2019, long-term investment of approximately RMB0.25 million (approximately US$0.04 million) represented the Company’s contribution of its pro-rata share of cash investment to one of its equity ownership investee entities, Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an) in January 2019. Local Chain Xi’an was incorporated in October 2018, which is preliminarily engaged in providing technical supports to online advertising and precision marketing. The Company beneficially owns 4.9% equity interest in this entity.

The Company measures this investment which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

9.	Property and equipment, net

	September 30, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Leasehold improvement	311	321
Vehicles	748	771
Office equipment	1,313	1,353
Electronic devices	924	952
Property and equipment, cost	3,296	3,397
Less: accumulated depreciation	(3,209)	(3,255)
Property and equipment, net	87	142

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses for the nine months ended September 30, 2019 and 2018 were approximately US$53,000 and US$125,000, respectively. Depreciation expenses for the three months ended September 30, 2019 and 2018 were approximately US$10,000 and US$34,000, respectively.

10.	Intangible assets, net

	As of September 30, 2019 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,366	-	(1,366)	-
Intangible assets subject to amortization:
Customer relationship	1,883	(1,883)	-	-
Non-compete agreements	1,036	(563)	(473)	-
Software technologies	290	(290)	-	-
Cloud compute software technology	1,312	(882)	(402)	28
Intelligent marketing data service platform	4,565	(1,849)	(2,716)	-
Internet safety, information exchange security and data encryption software	1,838	(414)	(1,424)	-
Cloud video management system	1,343	(333)	(1,010)	-
Other computer software	112	(109)	-	3
Total	$13,745	$(6,323)	$(7,391)	$31

	As of December 31, 2018
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,408	-	(1,408)	-
Intangible assets subject to amortization:
Customer relationship	1,941	(1,941)	-	-
Non-compete agreements	1,068	(580)	(488)	-
Software technologies	299	(299)	-	-
Cloud compute software technology	1,353	(896)	(415)	42
Intelligent marketing data service platform	4,705	(1,906)	(2,799)	-
Internet safety, information exchange security and data encryption software	1,894	(426)	(1,468)	-
Cloud video management system	1,383	(343)	(1,040)	-
Other computer software	114	(111)	-	3
Total	$14,165	$(6,502)	$(7,618)	$45

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses for the nine months ended September 30, 2019 and 2018 were approximately US$13,000 and US$383,000, respectively. Amortization expenses for the three months ended September 30, 2019 and 2018 were approximately US$4,000 and US$47,000, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 1.73 years as of September 30, 2019, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$4,000 for the year ending December 31, 2019, approximately US$18,000 for the year ending December 31, 2020 and approximately US$8,000 for the year ending December 31, 2021.

11.	Blockchain application platform development costs

In early 2018, the Company announced its expansion into the blockchain industry and the related technology. In February 2018, the Company entered into a contract with an unrelated entity to develop certain blockchain technology-based software application platform for internal use. Total amount of the contract was US$4.5 million. In March 2018, the Company entered into a RMB3.0 million (approximately US$0.44 million) social network-based software application development contract with another unrelated entity, which software application the Company had further decided to be combined into the current under developing blockchain technology-based application platform, as discussed above. As of September 30, 2019, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company had capitalized approximately US$3.71 million software development costs in the aggregate for these two contracts. In August 2019, after the preliminary testing of the beta modules and discussion with potential cooperators, the Company decided to tune and upgrade some functions of the backstage applications of the platform, which are within the service scope of the development contracts signed. The complete combined beta version of the upgraded platform is expected to be ready for trial launch by the end of November 2019 and the platform is expected to be official launched by the end of December 2019.

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

12.	Prepayment for software system development

In September 2019, the Company prepaid US$0.76 million to an unrelated party for the development of a digital advertising system to maximizing performance of the keywords and streaming the process of client order and replenishment. The software system is expected to be completed in December 2019.

13.	Short-term bank loan and credit facility

As of September 30, 2019, the Company had a revolving credit facility of RMB5.0 million (approximately US$0.7 million) for short-term working capital loans granted by a major financial institution in China, which currently is available to the Company until January 2020. As of September 30, 2019, under the revolving credit facility, the Company borrowed RMB3.0 million (approximately US$0.42 million) short-term loan, which will mature in January 2020.

During the nine months ended September 30, 2019, the Company had another RMB3.0 million (approximately US$0.42 million) short-term working capital loan borrowed from the same financial institution, of which RMB1.5 million (approximately US$0.21 million) matured and was repaid on July 29, 2019 and the remaining RMB1.5 million (approximately US$0.21 million) matured and was repaid on September 29, 2019.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Collateral for the above discussed revolving credit facility and short-term bank loans included an unlimited guarantee from Mr. Handong Cheng (Chairman and Chief Executive Officer of the Company) and his spouse and an approximately US$0.03 million term deposit, which matured on October 17, 2019.

Interest rate of the current outstanding short-term working capital loans was 5.655% per annum, which is 30% over the benchmark rate of the People’s Bank of China (the “PBOC”).

14.	Advance from a customer, related

As of September 30, 2019, advance from a customer, related represented advance payments received from a customer that one of the Company’s executive officer and director can exercise significant influence, which was related to unsatisfied performance obligations for the use of the Company’s distribution of the right to use search engine marketing service.

15.	Accrued payroll and other accruals

	September 30, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	171	208
Accrued operating expenses	104	313
	275	521

16.	Taxation

1)	Income tax

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

i). The Company is incorporated in the state of Nevada. Under the current law of Nevada, the Company is not subject to state corporate income tax. Following the Share Exchange, the Company became a holding company and does not conduct any substantial operations of its own. Effective from January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred. For the nine and three months ended September 30, 2019 and 2018, no provision for federal corporate income tax has been made in the financial statements as the Company has no aggregated positive tested income.

ii). China Net BVI, ChinaNet Investment BVI and Grandon BVI were incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, these BVI companies are not subject to tax on income or capital gains. Additionally, upon payments of dividends by these BVI companies to its respective shareholders, no BVI withholding tax will be imposed.

iii). China Net HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. Effective from April 1, 2018, a two-tier corporate income tax system was officially implemented in Hong Kong. The applicable income tax rate is 8.25% for the first HK$2.0 million profits, and the subsequent profits are taxed at 16.5%. No provision for Hong Kong income tax has been made in the financial statements as China Net HK has no assessable profits for the nine and three months ended September 30, 2019 or any prior periods. Additionally, upon payments of dividends by China Net HK to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s PRC operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

●	As approved by the related PRC governmental authorities, Business Opportunity Online continuously qualified as a High and New Technology Enterprise until November 2021, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the preferential EIT rate of 15% until November 2021. Therefore, for the nine and three months ended September 30, 2019 and 2018, the applicable EIT rate of Business Opportunity Online was 15%. In accordance with the 2018 Bulletin No. 45 issued by the PRC State Administration of Taxation, which come into effect from January 1, 2018, an enterprise that obtains qualification as or remains as a High and New Technology Enterprise or Small and Medium-sized Tech Enterprise in any time of 2018 and afterwards, is allowed to carry forward all its previous five years’ net operating losses NOLs (starting from NOL of 2013) to up to ten years, compared with the PRC standard NOLs carryforward period of 5 years.

●	The applicable EIT rate for other PRC operating entities of the Company was 25% for the nine and three months ended September 30, 2019 and 2018.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate, subject to approval from the related PRC tax authorities.

2)	Turnover taxes and the relevant surcharges

Service revenues provided by the Company’s PRC operating subsidiaries and VIEs were subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6%, and for small scale taxpayer, 3%. Therefore, for the nine and three months ended September 30, 2019 and 2018, the Company’s service revenues are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT in the aggregate is 12% to 14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

As of September 30, 2019 and December 31, 2018, taxes payable consists of:

	September 30, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

PRC turnover tax and surcharge payable	1,298	1,215
PRC enterprise income tax payable	1,729	1,782
Total taxes payable	3,027	2,997

For the nine and three months ended September 30, 2019 and 2018, the Company’s income tax benefit/(expense) consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current-PRC	-	-	-	-
Deferred-PRC	10	(805)	16	(116)
Income tax benefit/(expense)	10	(805)	16	(116)

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	9,447	9,243
Bad debts provision	483	1,188
Valuation allowance	(9,381)	(9,875)
Deferred tax assets, net	549	556

The U.S. holding company has incurred aggregate NOLs of approximately US$19.9 million and US$19.2 million as of September 30, 2019 and December 31, 2018, respectively. The NOLs carryforwards incurred prior to December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$26.1 million and US$25.2 million as of September 30, 2019 and December 31, 2018, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2029 due to certain subsidiary enjoys the High and New Technology Enterprise’s privileged NOLs carryforward policy. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$9.4 million and US$9.9 million valuation allowance as of September 30, 2019 and December 31, 2018, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the nine months ended September 30, 2019, the Company recorded approximately US$0.42 million deferred tax valuation allowance. For the three months ended September 30, 2019, the Company reversed approximately US$0.03 million deferred tax valuation allowance. For the nine and three months ended September 30, 2018, the Company recorded approximately US$3.1 million and US$1.9 million deferred tax valuation allowance, respectively.

For the nine and three months ended September 30, 2019, the Company also utilized approximately US$0.07 million and US$0.06 million previously recognized deferred tax assets, respectively, due to earnings generated during the periods by one of our operating entities.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 25, 2019, as a result of the close on the first half of a private placement with a select group of investors related the Securities Purchase Agreement entered into on August 7, 2019, the exercise price of the warrants issued on January 17, 2018 that contain “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”) was adjusted to $1.4927.

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors warrants			Placement agent warrants
	December 31, 2018	June 30, 2019	September 30, 2019	December 31, 2018	June 30, 2019	September 30, 2019

Stock price	$1.34	$1.35	$1.30	$1.34	$1.35	$1.30
Years to maturity	1.55	1.05	0.80	2.05	1.55	1.30
Risk-free interest rate	2.50%	1.73%	1.79%	2.50%	1.73%	1.57%
Dividend yield	-	-	-	-	-	-
Expected volatility	199%	90%	82%	176%	202%	83%
Exercise Price	$6.60	$6.60	$1.4927	$6.60	$6.60	$1.4927

Fair value of the warrant	$0.78	$0.05	$0.31	$0.80	$0.80	$0.43

	Investors warrants			Placement agent warrants
	January 17, 2018	June 30, 2018	September 30, 2018	January 17, 2018	June 30, 2018	September 30, 2018

Stock price	$3.98	$2.52	$1.73	$3.98	$2.52	$1.73
Years to maturity	2.50	2.05	1.80	3.00	2.55	2.30
Risk-free interest rate	2.22%	2.53%	2.80%	2.39%	2.56%	2.82%
Dividend yield	-	-	-	-	-	-
Expected volatility	158%	174%	183%	147%	159%	166%
Exercise Price	$6.60	$6.60	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$2.93	$1.71	$1.06	$2.99	$1.74	$1.10

Changes in fair value of warrant liabilities

Nine and Three Months Ended September 30, 2019 (Unaudited)

	As of	As of	As of	Change in Fair Value (gain)/loss
	September 30, 2019	June 30, 2019	December 31, 2018	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019
Fair value of the Warrants:
Investor warrants	200	32	503	(303)	168
Placement agent warrants	55	103	103	(48)	(48)
Warrant liabilities	255	135	606	(351)	120

Nine and Three Months Ended September 30, 2018 (Unaudited)

	As of	As of	As of	Change in Fair Value (gain)/loss
	September 30, 2018	June 30, 2018	January 17, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2018
Fair value of the Warrants:
Investor warrants	684	1,103	1,890	(1,206)	(419)
Placement agent warrants	142	224	385	(243)	(82)
Warrant liabilities	826	1,327	2,275	(1,449)	(501)

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants issued and outstanding as of September 30, 2019 and their movements during the nine months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2019	774,000	1.63	$6.60	774,000	1.63	$6.60
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2019 (Unaudited)	774,000	0.88	$1.4927	774,000	0.88	$1.4927

19.	Restricted net assets

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

As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2019 and December 31, 2018, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were both approximately US$12.0 million.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.26 million and US$0.28 million for the nine months ended September 30, 2019 and 2018, respectively. The total amounts for such employee benefits were approximately US$0.09 million and US$0.10 million for the three months ended September 30, 2019 and 2018, respectively.

21.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of September 30, 2019, 93% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland and Hong Kong China, the remaining 7% was held by a financial institution located in the United States of America. The Company believes that these financial institutions located in Mainland and Hong Kong China, and the United States of America are of high credit quality. For accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable is significantly reduced.

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

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the nine and three months ended September 30, 2019 and 2018, respectively:

	Customer A	Customer B	Customer C	Customer D

Nine Months Ended September 30, 2019
Revenues, customer concentration risk	11%	-	*	*

Three Months Ended September 30, 2019				10%
Revenues, customer concentration risk	*	-	-

Nine Months Ended September 30, 2018
Revenues, customer concentration risk	17%	*	*	*

Three Months Ended September 30, 2018
Revenues, customer concentration risk	22%	-	*	*

As of September 30, 2019
Accounts receivable, customer concentration risk	68%	-	*	-

As of December 31, 2018
Accounts receivable, customer concentration risk	74%	-	12%	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the nine and three months ended September 30, 2019 and 2018, respectively:

	Supplier A	Supplier B

Nine Months Ended September 30, 2019
Cost of revenues, supplier concentration risk	90%	*

Three Months Ended September 30, 2019
Cost of revenues, supplier concentration risk	88%	*

Nine Months Ended September 30, 2018
Cost of revenues, supplier concentration risk	84%	12%

Three Months Ended September 30, 2018
Cost of revenues, supplier concentration risk	86%	10%

* Less than 10%.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Commitments and contingencies

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain-powered marketing and advertising application platform. Total contract amount of these two contracts was approximately US$4.92 million. As of September 30, 2019, the Company had paid approximately US$3.71 million in the aggerate, the remaining unpaid contract amount is expected to be fully paid before March 31, 2020.

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

Nine Months Ended September 30, 2019 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	39,528	-	-	-	-	39,528
Cost of revenues	37,828	-	-	-	-	37,828
Total operating expenses	2,525	42	18	1,350 (1)	-	3,935
Depreciation and amortization expense included in total operating expenses	47	-	2	17	-	66
Operating loss	(825)	(42)	(18)	(1,350)	-	(2,235)

Change in fair value of warrant liabilities	-	-	-	351	-	351

Net loss	(854)	(42)	(18)	(999)	-	(1,913)

Expenditure for long-term assets	760	-	-	-	-	760

Total assets-September 30, 2019	16,256	223	3,383	18,088	(18,990)	18,960
Total assets-December 31, 2018	12,756	207	3,396	17,155	(16,546)	16,968

(1)	Including approximately US$307,000 share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2019 (Unaudited)

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	15,508	-	-	-	-	15,508
Cost of revenues	14,616	-	-	-	-	14,616
Total operating expenses	675	6	7	479 (1)	-	1,167
Depreciation and amortization expense included in total operating expenses	12	-	-	1	-	14
Operating income/(loss)	217	(6)	(7)	(479)	-	(275)

Change in fair value of warrant liabilities	-	-	-	(120)	-	(120)

Expenditure for long-term assets	760	-	-	-	-	760

Net income/(loss)	221	(6)	(7)	(599)	-	(391)

(1)	Including approximately US$104,000 share-based compensation expenses.

Nine Months Ended September 30, 2018

	Internet Ad. and data service	TV Ad.	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	47,731	91	-	362	(362)	47,822
Cost of revenues	45,822	38	-	-	-	45,860
Total operating expenses	13,440	75	47	1,854 (1)	(362)	15,054
Depreciation and amortization expense included in total operating expenses	452	1	-	55	-	508
Impairment on goodwill included in total operating expenses	5,289	-	-	-	-	5,289
Impairment on intangible assets included in total operating expenses	3,380	-	-	-	-	3,380
Operating (loss)/income	(11,531)	(22)	(47)	(1,492)	-	(13,092)

Impairment on long-term investments	-	-	-	(460)	-	(460)

Change in fair value of warrant liabilities	-	-	-	1,449	-	1,449

Net loss	(11,995)	(22)	(47)	(899)	-	(12,963)

Expenditure for long-term assets	437	-	3,751	3	-	4,191

(1)	Including approximately US$215,000 share-based compensation expenses

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

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted loss per share)	$(1,905)	$(12,888)	$(388)	$(2,953)

Weighted average number of common shares outstanding -Basic and diluted	16,447,233	15,756,876	16,517,440	15,915,501

Loss per share-Basic and diluted	$(0.12)	$(0.82)	$(0.02)	$(0.19)

For the nine and three months ended September 30, 2019, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 835,216 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a net loss for both periods.

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

25.	Share-based compensation expenses

In January 2019, the Company granted and issued 30,000 shares of the Company’s restricted common stock to one of its independent directors, in exchange for his services to the Company for the year ending December 31, 2019. These shares were valued at US$1.77 per share, the closing bid price of the Company’s common stock on the date of grant. Total compensation expense is amortized over the requisite service period. For the nine and three months ended September 30, 2019, compensation expense recognized was approximately US$40,000 and US$14,000, respectively.

In December 2018, the Company granted and issued 250,000 shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a one-year period. These shares were valued at US$1.43 per share, the closing bid price of the Company’s common stock on the date of grant. The Company recorded the related cost of approximately US$358,000 as a prepayment asset in prepayment and deposit to suppliers upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the nine and three months ended September 30, 2019 was approximately US$267,000 and US$90,000, respectively.

Options issued and outstanding as of September 30, 2019 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2019	835,216	2.04	$2.49	835,216	2.04	$2.49
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2019 (Unaudited)	835,216	1.29	$2.49	835,216	1.29	$2.49

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate intrinsic value of the above options was zero as of September 30, 2019 and December 31, 2018, as their respective exercise prices were all higher than the Company’s closing stock price on the last trading day of each reporting period.

The table below summarized share-based compensation expenses recorded for the nine and three months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	47	-	20
General and administrative expenses	307	131	104	29
Research and development expenses	-	37	-	15
Total	307	215	104	64

The aggregate unrecognized share-based compensation expenses as of September 30, 2019 and December 31, 2018 was approximately US$0.09 million and US$0.34 million, respectively. All unrecognized share-based compensation expenses as of September 30, 2019 will be recognized for the year ending December 31, 2019.

26.	Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued and has determined that there are no events that would have required adjustment or disclosure in the financial statements, except for that has discussed in Note 1.

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

A.       RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$39,025	$47,822	$15,113	$17,042
From a related party	503	-	395	-
Total revenues	39,528	47,822	15,508	17,042
Cost of revenues	37,828	45,860	14,616	16,649
Gross profit	1,700	1,962	892	393

Operating expenses
Sales and marketing expenses	461	1,083	111	239
General and administrative expenses	2,875	4,580	817	1,738
Research and development expenses	599	722	239	264
Impairment on intangible assets	-	3,380	-	1,502
Impairment on goodwill	-	5,289	-	-
Total operating expenses	3,935	15,054	1,167	3,743

Loss from operations	(2,235)	(13,092)	(275)	(3,350)

Other income (expenses)
Impairment on long-term investments	-	(460)	-	-
Interest expense, net	(33)	(25)	(10)	(6)
Other expenses	(6)	(30)	(2)	(2)
Change in fair value of warrant liabilities	351	1,449	(120)	501
Total other income/(expenses)	312	934	(132)	493

Loss before income tax benefit/(expense) and noncontrolling interests	(1,923)	(12,158)	(407)	(2,857)
Income tax benefit/(expense)	10	(805)	16	(116)
Net loss	(1,913)	(12,963)	(391)	(2,973)
Net loss attributable to noncontrolling interests	8	75	3	20
Net loss attributable to ChinaNet Online Holdings, Inc.	$(1,905)	$(12,888)	$(388)	$(2,953)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Nine Months Ended September 30,
	2019		2018
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$9,384	23.8%	$7,341	15.4%
-Distribution of the right to use search engine marketing service	30,134	76.2%	40,380	84.4%
-Technical and other services	10	-	10	-
Internet advertising and related data services	39,528	100%	47,731	99.8%
TV advertising service	-	-	91	0.2%
Total	$39,528	100%	$47,822	100%

	Three Months Ended September 30,
	2019		2018
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and data service	$3,949	25.5%	$2,507	14.7%
-Distribution of the right to use search engine marketing service	11,554	74.5%	14,532	85.3%
-Technical and other services	5	-	3	-
Internet advertising and related data services	15,508	100%	17,042	100%
TV advertising service	-	-	-	-
Total	$15,508	100%	$17,042	100%

Total Revenues: Our total revenues decreased to US$39.53 million and US$15.51 million for the nine and three months ended September 30, 2019, respectively, from US$47.82 million and US$17.04 million for the same periods last year, respectively, which was primarily due to decrease in revenues from distribution of the right to use the search engine marketing service we purchased from key search engines in the second and third fiscal quarters of 2019, compared with that in the respective same period last year.

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

Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. For the nine and three months ended September 30, 2019, service revenue from related parties was less than 3% of the total revenue for each respective reporting period.

●	Internet advertising revenues for the nine and three months ended September 30, 2019 was approximately US$9.38 million and US$3.95 million, respectively, compared with US$7.34 million and US$2.51 million for the nine and three months ended September 30, 2018, respectively. Due to increase in other new form of self-media advertising channels, our clients continued tightening their investment budget on advertising and marketing activities through traditional ad portal platforms, and focused more on new interactive advertising channels, and singular ad, cheaper advertising channel, e.g. search engine marketing, which brings customers with direct internet traffic flow through clicks. As a result, we experienced decline in revenues from this business category from fiscal 2017. In order to maintain the customer base for our ad portals and maintain our overall industry competitive position, we increased our investment in cost consumption for effective sale lead generation to improve the ad effectiveness and increase customers’ satisfaction. As a result of this investment, revenues from this service increased by approximately 28% and 58% for the nine and three months ended September 30, 2019, respectively, compared with that in the same periods last year, respectively. In future periods, we intend to optimize our cost control mechanism for our ad portals, which aiming to help our ad portals to achieve more accurate advertising and marketing results that will lead to increasing sales lead conversion rate for our customers with more acceptable and lower costs, and thereby improve the gross profit margin of this business category.

●	Revenue generated from distribution of the right to use search engine marketing service provided by key search engines for the nine and three months ended September 30, 2019 was approximately US$30.13 million and US$11.55 million, respectively, compared with approximately US$40.38 million and US$14.53 million, respectively. Customers use this third-party search engine marketing service to increasing exposure through attracting more visits to their websites and achieve higher sales lead conversion rate, through bidding selected effective key words on different search engines. As discussed in the above paragraph, in recent years, our customers turn to choose more economic and singular marketing channel with more direct feedbacks and results, e.g. search engine marketing service, given our penetration in the advertising industry, solid partnership relations with key search engines and relative large amount of purchase, we were able to offer our customers with search engine resource at relatively lower rate compared with the market, as a result, since fiscal 2017, our revenue from distribution of right to use search engine market service provided by key search engines contributed more than 70% of our total revenues for each of our reporting period. The decrease in our revenues from this business category for the nine months ended September 30, 2019, compared with that in the same period last year was primarily due to the decrease in revenues in the second and third fiscal quarter of 2019, compared with that in the second and third fiscal quarter of 2018, respectively. As discussed in our previous filed Form 10-Q for the quarter ended June 30, 2019, the decreases was primarily due to that as compared with the same periods last year, the key suppliers of ours tightened their credit policies to us, more working capital was required for the same volume of search engine resource compared with last year, on the other hand, our collection of the accounts receivables did not improve significantly compared with previous quarters, and the profitability of our core business and working capital available during the periods were limited, all of which decrease the volume of search engine resource that we purchased and redistributed to our customers during the periods, as compared with the same periods last year. In response, starting from the third fiscal quarter, we have required our customers to pay more in advances, further strengthen our account receivables management and actively negotiating with our key suppliers for more favorite credit policies to improve the situation. As a result, the decrease in revenues from this business category narrowed down to 20% in the third fiscal quarter of 2019, compared with revenues generated in the third fiscal quarter of 2018, which was a significant improvement from a 39% decrease in the second fiscal quarter of 2019, compared with revenues generated in the second fiscal quarter of 2018. Thus, we believe that the decrease in revenues from this business category was temporary and the situation will continue to improve in future periods.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our advertising, precision marketing and related data services, and our TV advertising service. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Nine Months Ended September 30,
	2019			2018
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$9,384	8,887	5%	$7,341	6,681	9%
-Distribution of the right to use search engine marketing service	30,134	28,936	4%	40,380	39,141	3%
-Technical and other services	10	5	50%	10	-	100%
Internet advertising and related data services	39,528	37,828	4%	47,731	45,822	4%
TV advertising service	-	-	-	91	38	58%
Total	$39,528	$37,828	4%	$47,822	$45,860	4%

	Three Months Ended September 30,
	2019			2018
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and data service	$3,949	3,669	7%	$2,507	2,474	1%
-Distribution of the right to use search engine marketing service	11,554	10,947	5%	14,532	14,175	2%
-Technical and other services	5	-	100%	3	-	100%
Internet advertising and related data services	15,508	14,616	6%	17,042	16,649	2%
TV advertising service	-	-	-	-	-	-
Total	$15,508	$14,616	6%	$17,042	$16,649	2%

Cost of revenues: our total cost of revenues decreased to US$37.83 million and US$14.62 million for the nine and three months ended September 30, 2019, respectively, from US$45.86 million and US$16.65 million for the nine and three months ended September 30, 2018, respectively. Our cost of revenues primarily consists of search engine resources purchased from key search engines, cost for technical services purchased and other direct costs associated with providing the services. The decrease in our total cost of revenues for the nine and three months ended September 30, 2019 was primarily due to the decrease in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines, which was in line with the decrease in the related revenues as discussed above, which was partially offset by an increase in cost of online advertising placements service on our own ad portals, as a result of increase in the related service revenues and cost investments to maintain customer base and competitive advantage through improve the customers’ satisfaction of its ad placements on our own ad portals during the periods.

●	Costs for internet advertising and data service were primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the nine and three months ended September 30, 2019, our total cost of revenues for internet advertising and data service was approximately US$8.89 million and US$3.67 million, respectively, compared with approximately US$6.68 million and US$2.47 million for the nine and three months ended September 30, 2018, respectively. The gross margin rate of our internet advertising and data service revenues was approximately 5% for the nine months ended September 30, 2019, compared with 9% for the same period last year. The decrease in gross profit margin for the nine months ended September 30, 2019 was primarily due to decrease in gross profit margin of this business in the first and second fiscal quarter of 2019, which was approximately 6% and 3%, respectively, compared with approximately 14% and 12% in the same period last year, respectively, which decreases as stated in previous quarters, was primarily due to the fact that in order to retain the customer base of our ad portals under the recent downturn economy environment in China and intense market competition in the internet ad industry with new interactive advertising channels as discussed in the revenue section above, we had to invest aggressively to obtain more valid and active sales lead generations for the improvement of the effectiveness and efficiency of ad placements for our customers. As a result of our previous cost investments, along with the continually increase in revenues from this business category in the first three fiscal quarters of 2019, compared with the respective same period last year, the gross profit margin of this business category started to improve, which reached approximately 7% for the three months ended September 30, 2019. We expect the gross profit margin of this business will continue to slightly increase in future periods.

●	Costs for search engine marketing service was direct search engine resource costs consumed for the right to use search engine marketing service we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. The purchase of the resource in relatively large amounts under our own name allowed us to get it at a relatively low rate compared to the market. We charge our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. In order to improve our working capital status, we slightly increase the premium charged to our customers during the third fiscal quarter of 2019, as a result, gross margin rates of this service for the nine and three months ended September 30, 2019 slightly improved to approximately 4% and 5%, respectively, compared with approximately 3% and 2% for the nine and three months ended September 30, 2018, respectively.

Gross Profit

As a result of the foregoing, our gross profit was approximately US$1.70 million and US$0.89 million for the nine and three months ended September 30, 2019, respectively, compared with approximately US$1.96 million and US$0.39 million for the nine and three months ended September 30, 2018, respectively. Our overall gross margin was approximately 4% and 6% for the nine and three months ended September 30, 2019, respectively, compared with 4% and 2% for the same periods last year, respectively. The improvement of our gross profit and overall gross profit margin for the three months ended September 30, 2019, compared with the same period last year were primarily due to (1) the improvement of the gross profit margin of both the internet advertising and data service and the distribution of the right to use search engine marketing service; and (2) the increase in revenues from the internet advertising and data service, as discussed above.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, impairment on intangible assets and impairment on goodwill. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2019		2018
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$39,528	100%	$47,822	100%
Gross Profit	1,700	4%	1,962	4%
Sales and marketing expenses	461	1%	1,083	2%
General and administrative expenses	2,875	7%	4,580	9%
Research and development expenses	599	2%	722	2%
Impairment on intangible assets	-	-	3,380	7%
Impairment on goodwill	-	-	5,289	11%
Total operating expenses	$3,935	10%	$15,054	31%

	Three Months Ended September 30,
	2019		2018
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$15,508	100%	$17,042	100%
Gross Profit	892	6%	393	2%
Sales and marketing expenses	111	1%	239	1%
General and administrative expenses	817	5%	1,738	10%
Research and development expenses	239	2%	264	2%
Impairment on intangible assets	-	-	1,502	9%
Impairment on goodwill	-	-	-	-
Total operating expenses	$1,167	8%	$3,743	22%

Operating Expenses: Our total operating expenses was approximately US$3.94 million and US$1.17 million for the nine and three months ended September 30, 2019, respectively, compared with approximately US$15.05 million and US$3.74 million for the nine and three months ended September 30, 2018, respectively.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$0.46 million and US$0.11 million for the nine and three months ended September 30, 2019, respectively, compared with approximately US$1.08 million and US$0.24 million for the nine and three months ended September 30, 2018, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the nine months ended September 30, 2019, the decrease in our sales and marketing expenses was primarily due to (1) the decrease in advertising expenses for our own brand development of approximately US$0.40 million; and (2) the decrease in approximately US$0.22 million staff salary and benefit expenses and other general departmental expenses, as a result of cost reduction plan executed by management. For the three months ended September 30, 2019, the decrease in our sales and marketing expenses was primarily due to decrease in staff salary and benefit expenses and other general departmental expenses, as a result of cost reduction plan executed by management.

●	General and administrative expenses: General and administrative expenses decreased to US$2.88 million and US$0.82 million for the nine and three months ended September 30, 2019, respectively, compared with US$4.58 million and US$1.74 million for the nine and three months ended September 30, 2018, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting and administrative personnel, office rentals, depreciation of office equipment, professional service fees, maintenance, utilities and other office expenses. For the nine months ended September 30, 2019, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses and other general office expenses of approximately US$0.81 million, due to cost reduction plan executed by management; (2) the decrease in allowance for doubtful accounts of approximately US$1.08 million; and (3) the increase in share-based compensation expenses of approximately US$0.18 million. For the three months ended September 30, 2019, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in general administrative expenses, such as: professional service expenses, salary and benefit expenses and other general office expenses of approximately US$0.26 million, due to cost reduction plan executed by management; (2) the decrease in allowance for doubtful accounts of approximately US$0.75 million; and (3) the increase in share-based compensation expenses of approximately US$0.08 million.

●	Research and development expenses: Research and development expenses was approximately US$0.60 million and US$0.24 million for the nine and three months ended September 30, 2019, respectively, compared with approximately US$0.72 million and US$0.26 million for the nine and three months ended September 30, 2018, respectively. Our research and development expenses primarily consist of salaries and benefits of our research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. The decrease in research and development expenses for the nine and three months ended September 30, 2019, compared with that in the respectively same period last year, was primarily due to the cost reduction plan executed by management. For the three months ended September 30, 2019, we incurred an approximately US$0.12 million consulting fee related to development of the software system discussed in Note 12 to our unaudited condensed consolidated financial statements.

●	Impairment on intangible assets: For the nine and three months ended September 30, 2018, we recognized an approximately US$3.38 million and US$1.50 million impairment loss on intangible assets, respectively, as these intangible assets are not expected to be able to generate economic benefit for us in future periods.

●	Impairment on goodwill: Due to decrease in overall gross profit margin and continued operating losses incurred from our internet advertising and data services reporting unit, we performed interim goodwill impairment test as of June 30, 2018. As a result, for the nine months ended September 30, 2018, we recognized an approximately US$5.29 million impairment loss on goodwill, by comparing the fair value of the reporting unit with its carrying value as of June 30, 2018.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$2.24 million and US$13.09 million for the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, we incurred a loss from operations of approximately US$0.28 million and US$3.35 million respectively.

Impairment on long-term investments: we recognized an approximately US$0.46 million other-than temporary impairment on our long-term investment to ChinaNet Chuang Tou for the nine months ended September 30, 2018, representing the amount we expected not recoverable upon termination of the company.

Interest expense, net: For the nine and three months ended September 30, 2019 and 2018, interest income was immaterial. For the nine months ended September 30, 2019 and 2018, interest expense of both approximately US$0.03 million incurred, and for the three months ended September 30, 2019 and 2018, interest expense of both approximately US$0.01 million incurred were all related to the short-term bank loans we borrowed from major financial institutions in the PRC to supplement our short-term working capital needs.

Change in fair value of warrant liabilities: we issued warrants in our Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of approximately US$0.35 million and a loss of approximately US$0.12 million of change in fair value of these warrant liabilities were recorded for the nine and three months ended September 30, 2019, respectively, compared with a gain of change in fair value of these warrant liabilities of approximately US$1.45 million and US$0.50 million recorded for the nine and three months ended September 30, 2018, respectively.

Loss before income tax benefit/(expense) and noncontrolling interests: As a result of the foregoing, our loss before income tax benefit/(expense) and noncontrolling interest was approximately US$1.92 million and US$12.16 million for the nine months ended September 30, 2019 and 2018, respectively. our loss before income tax benefit/(expense) and noncontrolling interest was approximately US$0.41 million and US$2.86 million for the three months ended September 30, 2019 and 2018, respectively.

Income Tax benefit/(expense): For the nine and three months ended September 30, 2019, we recognized a net income tax benefit of approximately US$0.01 million and US$0.02 million, respectively. For the nine and three months ended September 30, 2019, we recognized an additional deferred tax benefit of both approximately US$0.08 million, related to deferred tax assets we expect to be able to utilized in future periods, and these deferred tax benefit amounts recognized were partially offset by the approximately US$0.07 million and US$0.06 million of income tax expense incurred for the nine and three months ended September 30, 2019, respectively, through utilization of previously recognized, deferred tax assets, due to earnings generated during the periods by one of our operating entities. For the nine and three months ended September 30, 2018, we recognized a deferred income tax expense of approximately US$0.81 million and US$0.12 million, respectively, which was primarily related to the additional deferred tax assets valuation allowance provided during the periods.

Net loss: As a result of the foregoing, for the nine months ended September 30, 2019 and 2018, we incurred a total net loss of approximately US$1.91 million and US$12.96 million, respectively. For the three months ended September 30, 2019 and 2018, we incurred a total net loss of approximately US$0.39 million and US$2.97 million, respectively.

Net loss attributable to noncontrolling interest: Beijing Chuang Fu Tian Xia was 51% owned by Business Opportunity Online upon incorporation until we purchased the remaining 49% equity interest in it in May 2018. In May 2018, we incorporated a new majority-owned subsidiary, Business Opportunity Chain and beneficially owned 51% equity interest in it. For the nine and three months ended September 30, 2019, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$8 thousand and US$3 thousand, respectively. For the nine and three months ended September 30, 2018, net loss allocated to the noncontrolling interests of Beijing Chuang Fu Tian Xia and Business Opportunity Chain was approximately US$0.07 million and US$0.02 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$1.91 million and US$12.89 million for the nine months ended September 30, 2019 and 2018, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$0.39 million and US$2.95 million for the three months ended September 30, 2019 and 2018, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2019, we had cash and cash equivalents of approximately US$0.8 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments for search engine resource, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the investment in software technologies to expand our blockchain technology related business activities, to enhance the functionality, efficiency and effectiveness of our current advertising portals for providing advertising, marketing and data services and to secure the safety of our general network, and investment in other general office equipment. To date, we have financed our liquidity need primarily through proceeds we generated from financing activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	Amounts in thousands of US dollars

Net cash used in operating activities	$(4,055)	$(3,693)
Net cash used in investing activities	(796)	(2,810)
Net cash provided by financing activities	1,956	9,790
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(10)	(320)
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$(2,905)	$2,967

Net cash used in operating activities

For the nine months ended September 30, 2019, our net cash used in operating activities of approximately US$4.06 million were primarily attributable to:

(1)	net loss excluding approximately US$0.07 million of non-cash expenses of depreciation and amortizations; approximately US$0.09 million amortization of operating lease right-of-use assets; approximately US$0.31 million share-based compensation; approximately US$0.45 million allowance for doubtful accounts; approximately US$0.35 million gain from change in fair value of warrant liabilities and approximately US$0.01 million deferred tax benefit, yielded the non-cash items excluded net loss of approximately US$1.37 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	advance from customers and a related party increased by approximately US$4.16 million, in the aggregate, primarily due to new advance payments received that related to unsatisfied service performance obligations during the first nine months of 2019, which was partially offset by recognition of revenue from opening contract liabilities during the period;

-	due from related parties decreased by approximately US$0.23 million, primarily due to collection of US$0.2 million from an officer of our company and a portion of a related party loan of approximately US$0.03 million (Note 6);

-	unpaid lease payments related to short-term lease agreements we entered into during the second and third fiscal quarter of 2019 increased by approximately US$0.18 million,

-	taxes payable increased by approximately US$0.12 million;

-	other current liabilities increased by approximately US$0.29 million and

-	other current assets decreased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.29 million;

-	accounts payable decreased by approximately US$1.95 million, due to settlement with one of the major suppliers of search engine resource during 2019;

-	accruals decreased by approximately US$0.24 million, due to settlement of these operational liabilities and payment for operating lease liabilities during 2019;

-	Prepayment and deposit to suppliers increased by approximately US$5.19 million, primarily due to increase in prepayments for the purchase of search engine resource as required by the major suppliers, and prepayments for the implementation, training and license fees of a software system incurred during the third quarter of 2019; and

-	we also prepaid approximately US$0.01 million lease payment during the period.

For the nine months ended September 30, 2018, our net cash used in operating activities of approximately US$3.69 million were primarily attributable to:

(1)	net loss excluding approximately US$0.51 million of non-cash expenses of depreciation and amortizations; approximately US$0.22 million share-based compensation; approximately US$1.52 million allowance for doubtful accounts; approximately US$0.46 million impairment on long-term investments; approximately US$3.38 million impairment on intangible assets; approximately US$5.29 million impairment on goodwill; approximately US$1.45 million gain from change in fair value of warrant liabilities and approximately US$0.81 million deferred tax expense, yielded the non-cash items excluded net loss of approximately US$2.23 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	deposit and prepayment to suppliers decreased by approximately US$1.02 million, primarily due to utilize the prepayments made in previous period and refund of contract deposit due to expiration/termination of supplier contracts; and

-	accounts payable increased by approximately US$1.10 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and due from related parties for advertising services provided increased by approximately US$1.44 million, primarily due to increase in search engine marketing and data service revenues during the period;

-	advance from customers decreased by approximately US$1.42 million, primarily due to recognizing revenues from beginning contract liabilities during the period;

-	accruals and other payables decreased by approximately US$0.44 million, due to settlement of these operational liabilities after the financing in January 2018;

-	taxes payable decreased by approximately US$0.06 million; and

-	other receivables increased by approximately US$0.21 million.

Net cash used in investing activities

For the nine months ended September 30, 2019, (1) we contributed our pro-rata share of cash investment of approximately US$0.04 million to an ownership investee company incorporated in October 2018; and (2) we prepaid US$0.76 million for the development of a digital advertising system related to maximizing performance of the keywords and streaming the process of client order and replenishment. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.80 million for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, our cash used in investing activities included the following transactions: (1) we paid approximately US$0.01 million for the purchase of general office equipment; (2) we lent an unrelated party short-term loan of approximately US$2.0 million during the first fiscal quarter of 2018 and another unrelated party short-term loan of approximately US$0.11 million during the second fiscal quarter of 2018; (3) we collected the approximately US$2.61 million short-term loan lent to an unrelated party in the third quarter of 2017, we also collected the approximately US$2.0 million and US$0.11 million short-term loan as mentioned in (3) above, in the second and third fiscal quarter, respectively; (4) we paid approximately US$1.69 million for the acquisition of the 49% noncontrolling interest in a majority-owned subsidiary of ours; (5) we prepaid US$3.74 million for the development of certain blockchain technology based applications, and paid approximately US$0.44 million to settle the remaining balance of an intangible assets purchased in the fourth fiscal quarter of 2016; and (6) we received an investment return of approximately US$0.46 million from an investee company which had become dormant during 2018. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$2.81 million for the nine months ended September 30, 2018.

Net cash provided by financing activities

For the nine months ended September 30, 2019, (1) we closed on the first half of a private placement with a select group of investors related the Securities Purchase Agreement entered into on August 7, 2019. In connection with the closing, we issued 1,608,430 shares of common stock and received net proceeds of approximately US$2.39 million, after deduction of approximately US$0.01 million direct financing cost paid in cash; (2) we repaid approximately US$0.88 million short-term bank loan, in the aggregate, matured in the first quarter and third quarter of 2019; (3) we re-borrowed approximately US$0.44 million short-term loan matured in the first quarter of 2019. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$1.96 million for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, (1) we consummated a registered direct offering of 2,150,001 shares of our common stock to certain institutional investors at a purchase price of $5.15 per share. We received net proceeds of approximately $10.26 million, after deduction of approximately US$0.81 million direct financing cost paid in cash; and (2) Due to termination of security purchase agreements in May 2016, we repaid our previous investors in the aggregate of approximately US$0.93 million guarantee payment and prepayment received upon entering the agreements during the nine months ended September 30, 2018; (3) we repaid approximately US$0.46 million short-term bank loan in July 2018; and (4) we re-borrowed the approximately US$0.46 million short-term bank loan on the same date and borrowed another approximately US$0.46 million short-term bank loan in September 2018. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$9.79 million for the nine months ended September 30, 2018.

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

As a result of these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of September 30, 2019 and December 31, 2018, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were both approximately US$12.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)