Form 10-K/A
period 2019-12-31
ChinaNet Online Holdings, Inc.
filed 2020-06-10
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

;

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

Explanatory Note

ChinaNet Online Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 27, 2020 (the “Original 2019 Form 10-K”). The Company is supplementing the disclosure as set forth below in connection with the Company’s reliance on the Order (as defined below):

The Company is relying on the SEC Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318, as modified on March 25, 2020 (Release No. 34-88465) (the “Order”) to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020, which was filed as a condition to seeking relief provided by the Order, the reasons that the Company could not file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 on a timely basis are summarized as follows:

The Company conducts its business operations in China, primarily in two cities, Beijing and Xiaogan City, Hubei Province. Xiaogan City is located approximately 70 kilometers from WuHan, the provincial capital of Hubei Province which was the critical epicenter of the COVID-19 outbreak. In accordance with the epidemic control measures imposed by the local governments since February 2020, the Company, along with most other business entities in Xiaogan City and Beijing remained closed after the Chinese New Year holiday (January 24-February 2, 2020). As a result, the Company’s accounting and other staff, who are instrumental in the annual closing and audit process, had been unable to come to work. The Company’s Beijing office partially re-opened on March 10, 2020 but its Xiaogan City office was not expected to be re-opened until April 1, 2020.

Normally, the Company commences its annual closing and audit preparation work in January, which includes, among other things, preliminary and then final closing of each subsidiary’s ledger, preparation of consolidated financial statements, as well as reconciliation of account balances and/or transaction amounts with suppliers, customers and commercial banks. Following that, the Company’s auditors would perform their audit procedures including, but not limited to, obtaining confirmations directly from such parties. However, due to control measures having been put in place by the local government of different cities in China, some of the branches of the commercial banks in Beijing and all the branches of the commercial banks in Xiaogan City, where the Company has accounts, were not opened and did not fully resume operations until in mid-March. The Company’s suppliers and customers had limited staff to respond to the reconciliation process and auditors’ confirmations, and the delivery services had not fully resumed operations, especially in high risk cities, such as Xiaogan City, all of which had resulted in a delay of the Company’s standing audit related works, including a delay in the return by mail of confirmations directly to the Company’s auditors, in accordance with the standards of the Public Company Accounting Oversight Board (United States). In addition, the principal office of the Company’s auditors is located in Hong Kong Special Administrative Region of PRC (the “HKSAR”), and the local control measures and quarantine policies imposed by both mainland China and the HKSAR also delayed the auditors’ on-site audit arrangements in the Company’s operational offices. As a result, all of the above consequences and chain reactions derived from the COVID-19 outbreak had adversely affected the efficiency of the Company’s annual audit and the overall timeline of the Company’s preparation of the 10-K to be filed with the SEC.

Except as specifically referenced herein, this Amendment No. 1 does not purport to amend, update, change or restate the information in any other items of the Form 10-K or reflect any event occurring subsequent to May 27, 2020, the filing date of the Original 2019 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original 2019 Form 10-K have been re-executed and re-filed as of the date of this Amendment No. 1 and are included as exhibits hereto.

PART IV.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following exhibits are filed with this Amendment:

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+       Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ChinaNet Online Holdings, Inc.

Dated: June 10, 2020	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 10, 2020	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: June 10, 2020	By:	/s/ Mark Li
	Name:	Mark Li
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated: June 10, 2020	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: June 10, 2020	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: June 10, 2020	By:	/s/ Pau Chung Ho
	Name:	Pau Chung Ho
	Title:	Director

Dated: June 10, 2020	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director