Form 10-Q
period 2020-03-31
ChinaNet Online Holdings, Inc.
filed 2020-06-29
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of June 26, 2020, the registrant had 21,691,926 shares of common stock outstanding.

EXPLANATORY NOTE

ChinaNet Online Holdings, Inc. (the “Company”) is relying on the SEC Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), providing conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the outbreak of COVID-19, as set forth in SEC Release No. 34-883465, dated on March 25, 2020 (the “Order”) to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “10-Q”) after the May 15, 2020 (the “Original Due Date”). The 10-Q is hereby filed on the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or June 29, 2020.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (the “8-K”), which was filed as a condition to seeking relief provided by the Order, the reasons that the Company could not file the 10-Q on a timely basis are summarized as follows:

The Company conducts its business operations in China, primarily in two cities, Beijing and Xiaogan City, Hubei Province. Xiaogan City is located approximately 70 kilometers from WuHan, the provincial capital of Hubei Province which was the critical epicenter of the COVID-19 outbreak. In accordance with the epidemic control measures imposed by the local governments, since February 2020, the Company, along with most other business entities in Xiaogan City and Beijing remained closed after the Chinese New Year holiday (January 24-February 2, 2020) and were unable to reopen until mid-March or early-April in 2020. As a result, the Company’s accounting and other staff, who are instrumental in the daily accounting work and periodical closing (annual and quarterly) and audit/review process, had been unable to come to work during the office shutdown.

Normally, the Company commences its annual closing and audit preparation work in January, and prepares its annual report on Form 10-K and cooperates with the auditors to complete the annual audit procedures during the first fiscal quarter, in order to ensure a timely filing of its annual report on Form 10-K every year. However, the outbreak of COVID-19 in China during the first fiscal quarter of 2020 has posed a significant impact on the Company’s ability to file on a timely basis its annual report on Form 10-K for the year ended December 31, 2019 (the “10-K”), which includes, among other things, delayed audit preparation and cooperation procedures due to business shutdown until Mid-March or early-April; delayed audit confirmation response and delivery from commercial banks, suppliers and customers, resulted from business shutdown and other epidemic control measures put in place by the local government of different cities in China during the outbreak, and slow recovery of operations afterwards; and delayed on-site audit arrangements in the Company’s operational offices, resulted from travel restriction and mandatory quarantine policies imposed by the local governments.

The Company had not filed the 10-K with the SEC within the 45 days after March 30, 2020 due to the fact that the Company was unable to finalize its financial results as well as the disclosure requirements of the 10-K without unreasonable expense or effort, which resulted from circumstances related to the COVID-19 outbreak described above. Furthermore, the Form 10-Q for the quarter ended March 31, 2020 cannot be filed after the Form 10-K for the year ended December 31, 2019 has been filed.

On May 27, 2020, the Company filed the Form 10-K. On June 10, 2020, the Company filed an amendment to Form 10-K to supplement the disclosure in connection with the Company’s reliance on the Order. As a result, the Company’s quarterly closing and the preparation of the 10-Q was postponed accordingly, which adversely impacted the Company’s ability to file the 10-Q on a timely basis.

The Company is herein filing the Form 10-Q after the Form 10-K had been filed and all the required procedures and process were completed.

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	March 31, 2020	December 31, 2019
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,555	$1,603
Accounts receivable, net of allowance for doubtful accounts of $3,504 and $3,148, respectively	3,070	3,260
Prepayment and deposit to suppliers	4,946	6,980
Due from related parties, net	51	81
Other current assets, net	831	11
Total current assets	10,453	11,935

Long-term investments	34	35
Operating lease right-of-use assets	9	12
Property and equipment, net	75	78
Intangible assets, net	1,698	1,899
Blockchain platform applications development costs	4,175	3,879
Long-term prepayments	1,344	-
Deferred tax assets, net	706	713
Total Assets	$18,494	$18,551

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$-	$430
Accounts payable *	257	408
Advances from customers *	2,104	2,006
Accrued payroll and other accruals *	524	491
Taxes payable *	3,261	3,214
Lease payment liabilities related to short-term leases *	170	136
Other current liabilities *	442	221
Warrant liabilities	61	107
Total current liabilities	6,819	7,013

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2020	December 31, 2019
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	124	125
Total Liabilities	6,943	7,138

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 21,691,926 shares and 19,629,403 shares at March 31, 2020 and December 31, 2019, respectively)	22	20
Additional paid-in capital	45,485	43,111
Statutory reserves	2,607	2,607
Accumulated deficit	(38,083)	(35,773)
Accumulated other comprehensive income	1,576	1,505
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	11,607	11,470

Noncontrolling interests	(56)	(57)
Total equity	11,551	11,413

Total Liabilities and Equity	$18,494	$18,551

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$4,371	$8,560
From related parities	13	7
Total revenues	4,384	8,567
Cost of revenues	3,485	8,125
Gross profit	899	442

Operating expenses
Sales and marketing expenses	165	169
General and administrative expenses	2,796	810
Research and development expenses	214	201
Total operating expenses	3,175	1,180

Loss from operations	(2,276)	(738)

Other income/(expenses)
Interest expense, net	(1)	(11)
Other expenses	(1)	(2)
Change in fair value of warrant liabilities	46	(350)
Total other income/(expenses)	44	(363)

Loss before income tax expense and noncontrolling interests	(2,232)	(1,101)
Income tax expense	(78)	(39)
Net loss	(2,310)	(1,140)
Net loss attributable to noncontrolling interests	-	2
Net loss attributable to ChinaNet Online Holdings, Inc.	$(2,310)	$(1,138)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net loss	$(2,310)	$(1,140)
Foreign currency translation gain/(loss)	72	(36)
Comprehensive loss	(2,238)	(1,176)
Comprehensive (income)/loss attributable to noncontrolling interests	(1)	3
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(2,239)	$(1,173)

Loss per share
Loss per common share
Basic and diluted	$(0.11)	$(0.07)

Weighted average number of common shares outstanding:

Basic and diluted	20,397,406	16,410,543

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,310)	$(1,140)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	207	38
Amortization of operating lease right-of-use assets	3	84
Share-based compensation expenses	1,919	101
Provision for allowances for doubtful accounts	410	192
Deferred taxes	(5)	39
Change in fair value of warrant liabilities	(46)	350
Changes in operating assets and liabilities
Accounts receivable	(255)	(547)
Prepayment and deposit to suppliers	2,236	22
Due from related parties	29	27
Other current assets	(5)	10
Long-term prepayments	(1,125)	-
Accounts payable	(147)	(1,833)
Advances from customers	123	562
Accrued payroll and other accruals	34	(114)
Other current liabilities	319	(115)
Taxes payable	94	65
Lease payment liability related to short-term leases	37	-
Prepaid lease payment	-	(11)
Net cash provided by/(used in) operating activities	1,518	(2,270)

Cash flows from investing activities
Investment to an ownership investee company	-	(36)
Short-term loan to an unrelated party	(815)	-
Payment for blockchain platform applications development costs	(302)	-
Net cash used in investing activities	(1,117)	(36)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from short-term bank loan	-	445
Repayment of short-term bank loan	(430)	(445)
Net cash used in financing activities	(430)	-

Effect of exchange rate fluctuation on cash and cash equivalents	(19)	47

Net decrease in cash and cash equivalents	(48)	(2,259)

Cash and cash equivalents at beginning of the period	1,603	3,742
Cash and cash equivalents at end of the period	$1,555	$1,483

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$2	$13

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2020	19,629,403	$20	$43,111	$2,607	$(35,773)	$1,505	$(57)	$11,413
Share-based compensation in exchange for services from nonemployees	430,000	-	477	-	-	-	-	477
Share-based compensation in exchange for services from employees and directors	1,632,523	2	1,897	-	-	-	-	1,899
Net loss for the period	-	-	-	-	(2,310)	-	-	(2,310)
Foreign currency translation adjustment	-	-	-	-	-	71	1	72
Balance, March 31, 2020 (unaudited)	21,691,926	$22	$45,485	$2,607	$(38,083)	$1,576	$(56)	$11,551

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2019	16,382,543	$16	$38,275	$2,607	$(34,512)	$1,457	$(49)	$7,794
Share-based compensation	30,000	-	13	-	-	-	-	13
Net loss for the period	-	-	-	-	(1,138)	-	(2)	(1,140)
Foreign currency translation adjustment	-	-	-	-	-	(35)	(1)	(36)
Balance, March 31, 2019 (unaudited)	16,412,543	$16	$38,288	$2,607	$(35,650)	$1,422	$(52)	$6,631

See notes to condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ChinaNet Online Holdings, Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, precision marketing, online to offline (O2O) sales channel expansion and the related data and technical services to small and medium enterprises in the PRC. In early 2018, the Company commenced to expand its business into the blockchain industry and the related technology. As of March 31, 2020, the Company was in the process of developing its blockchain-powered platform applications (See Note 11).

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,301	$699
Accounts receivable, net	2,384	2,876
Prepayment and deposit to suppliers	2,302	3,998
Due from related parties, net	51	81
Other current assets, net	9	6
Total current assets	6,047	7,660

Long-term investments	34	35
Operating lease right-of-use assets	9	12
Property and equipment, net	39	40
Intangible assets, net	20	25
Deferred tax assets, net	706	713
Total Assets	$6,855	$8,485

Liabilities
Current liabilities:
Short-term bank loan	$-	$430
Accounts payable	257	408
Advances from customers	1,601	2,006
Accrued payroll and other accruals	86	132
Taxes payable	2,539	2,568
Lease payment liabilities related to short-term leases	39	19
Other current liabilities	112	84
Total current liabilities	4,634	5,647

Total Liabilities	$4,634	$5,647

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$2,936	$8,567
Cost of revenues	(2,845)	(8,125)
Total operating expenses	(744)	(711)
Net loss before allocation to noncontrolling interests	(651)	(322)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC (the “2019 Form 10-K”) on May 27, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2020, its condensed consolidated results of operations for the three months ended March 31, 2020 and 2019, and its condensed consolidated cash flows for the three months ended March 31, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Going concern

The Company incurred operating losses and may continue to incur operating losses, and as a result, to generate negative cash flows as the Company implements its future business plan. The Company’s net loss attributable to stockholders for the three months ended March 31, 2020 was approximately US$2.31 million, compared with approximately US$1.14 million for the three months ended March 31, 2019. As of March 31, 2020, the Company had cash and cash equivalents of approximately US$1.56 million, compared with approximately US$1.60 million as of December 31, 2019.

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited condensed consolidated financial statements as of March 31, 2020 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of March 31, 2020 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2020	December 31, 2019

Balance sheet items, except for equity accounts	7.0851	6.9762

	Three Months Ended March 31,
	2020	2019

Items in the statements of operations and comprehensive loss	6.9790	6.7468

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 are as follows:

		Fair value measurement at reporting date using
	As of March 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 17)	61	-	-	61

		Fair value measurement at reporting date using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 17)	107	-	-	107

g)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2020	2019
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Internet advertising and related services
--distribution of the right to use search engine marketing service	1,988	6,725
--online advertising placements	948	1,831
--sales of effective sales lead information	-	6
--data and technical services	300	5
Ecommerce O2O advertising and marketing services	503	-
Technical solution services	645	-
Total revenues	4,384	8,567

	Three Months Ended March 31,
	2020	2019
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	3,739	8,561
Revenue recognized at a point in time	645	6
Total revenues	4,384	8,567

Contract costs

For the three months ended March 31, 2020 and 2019, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances

The table below summarized the movement of the Company’s contract liabilities (advance from customers) for the three months ended March 31, 2020:

Contract liabilities
US$(’000)

Balance as of January 1, 2020	2,006
Exchange translation adjustment	(31)
Revenue recognized from beginning contract liability balance	(1,146)
Advances received from customers related to unsatisfied performance obligations	1,275
Balance as of March 31, 2020 (Unaudited)	2,104

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for both the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, there is no revenue recognized from performance obligations that were satisfied in prior periods.

h)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2020 and 2019 were approximately US$0.21 million and US$0.20 million, respectively.

i)	Lease

As of March 31, 2020, operating lease right-of-use assets recognized by the Company was approximately US$0.01 million, operating lease liabilities recognized was approximately US$0.01 million, which was included in the Company’s other current liabilities and was fully paid to the lessor in April 2020.

For the three months ended March 31, 2020 and 2019, total operating lease cost recognized was approximately US$0.05 million (including approximately US$0.04 million short-term leases cost) and US$0.09 million, respectively.

Supplemental information related to operating leases (All amounts are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2020	2019

Operating cash flows used for operating leases	-	93
Right-of-use assets obtained in exchange for new lease liabilities	-	10
Weighted-average discount rate	6%	6%

	As of March 31,
	2020	2019

Weighted-average remaining lease term (years)	0.96	1.96

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	March 31, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,574	6,408
Allowance for doubtful accounts	(3,504)	(3,148)
Accounts receivable, net	3,070	3,260

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2020 and December 31, 2019, the Company provided approximately US$3.50 million and US$3.15 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the three months ended March 31, 2020 and 2019, approximately US$0.41 million and US$0.19 million allowance for doubtful accounts was provided, respectively.

5.	Prepayments and deposit to suppliers

	March 31, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	1,311	1,315
Prepayments to advertising resources providers	2,329	4,361
Prepayment of license fee	796	1,062
Other deposits and prepayments	510	242
	4,946	6,980

6.	Due from related parties, net

	March 31, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	51	81
Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”)	169	172
	220	253
Allowance for doubtful accounts	(169)	(172)
Due from related parties, net	51	81

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

As of March 31, 2020 and December 31, 2019, due from Zhongwang Xiyue represented the outstanding receivable for the advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2020 and December 31, 2019, due from related parties also included a short-term working capital loan to Guohua Shiji. As of March 31, 2020 and December 31, 2019, the Company had provided full allowance to against the remaining amount of this loan, as the business activities of Guohua Shiji had become dormant and recovery was considered remote.

7.	Other current assets, net

	March 31, 2020			December 31,2019
	Gross	Allowance for doubtful accounts	Net	Gross	Allowance for doubtful accounts	Net
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)

Staff advances for business operations	16	-	16	11	-	11
Short-term loan to an unrelated party	815	-	815	-	-	-
Overdue deposits	706	(706)	-	717	(717)	-
Total	1,537	(706)	831	728	(717)	11

As of March 31, 2020, other current assets primarily include a temporary working capital loan that the Company lent to an unrelated party during the first fiscal quarter of 2020. This loan is unsecured, interest free and payment on demand.

As of March 31, 2020 and December 31, 2019, other current assets also included an approximately RMB5 million (approximately US$0.7 million) overdue contractual deposit related to an advertising resources purchase contract that had been completed with no further cooperation. Based on the assessment of the collectability of this overdue deposit as of March 31, 2020 and December 31, 2019, the Company had provided full allowance to against this doubtful account.

8.	Long-term investments

As of March 31, 2020 and December 31, 2019, long-term investment of approximately RMB0.25 million (approximately US$0.03 million) represented the Company’s contribution of its pro-rata share of cash investment to Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an). The Company beneficially owns a 4.9% equity interest in Local Chain Xi’an.

The Company measures this investment which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

9.	Property and equipment, net
	March 31, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	747	758
Office equipment	1,310	1,331
Electronic devices	923	937
Property and equipment, cost	2,980	3,026
Less: accumulated depreciation	(2,905)	(2,948)
Property and equipment, net	75	78

Depreciation expenses for the three months ended March 31, 2020 and 2019 were approximately US$2,000 and US$33,000, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Intangible assets, net

	As of March 31, 2020 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,363	-	(1,363)	-
Intangible assets subject to amortization:
Customer relationship	1,880	(1,880)	-	-
Non-compete agreements	1,035	(563)	(472)	-
Software technologies	289	(289)	-	-
Intelligent marketing data service platform	4,557	(1,846)	(2,711)	-
Internet safety, information exchange security and data encryption software	1,835	(413)	(1,422)	-
Cloud video management system	1,341	(333)	(1,008)	-
Cloud compute software technology	1,310	(888)	(402)	20
Licensed products use right	1,207	(45)	-	1,162
Other computer software	871	(355)	-	516
Total	$15,688	$(6,612)	$(7,378)	$1,698

	As of December 31, 2019
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,385	-	(1,385)	-
Intangible assets subject to amortization:
Customer relationship	1,909	(1,909)	-	-
Non-compete agreements	1,051	(571)	(480)	-
Software technologies	294	(294)	-	-
Intelligent marketing data service platform	4,629	(1,876)	(2,753)	-
Internet safety, information exchange security and data encryption software	1,863	(419)	(1,444)	-
Cloud video management system	1,362	(338)	(1,024)	-
Cloud compute software technology	1,331	(898)	(408)	25
Licensed products use right	1,202	(15)	-	1,187
Other computer software	872	(185)	-	687
Total	$15,898	$(6,505)	$(7,494)	$1,899

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses for the three months ended March 31, 2020 and 2019 were approximately US$205,000 and US$5,000, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 6.27 years as of March 31, 2020, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$0.62 million for the year ending December 31, 2020, approximately US$0.13 million for the year ending December 31, 2021, and approximately US$0.12 million each year for the year ending December 31, 2022 through 2024.

11.	Blockchain software application platform development costs

In February 2018, the Company entered into a technical development contract with an unrelated entity to develop a blockchain technology-based platform application for internal use by the Company. Total amount of the contract was US$4.5 million. In March 2018, the Company entered into a RMB3.0 million (approximately US$0.42 million) social network-based software application development contract with another unrelated entity, which software application the Company had further combined into the current under developing blockchain technology-based platform. These two blockchain technology-based applications are named OMG and Bo!News, respectively. As of March 31, 2020 and December 31, 2019, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company capitalized approximately US$4.18 million and US$3.88 million development costs in the aggregate under these two contracts, respectively. As of the date hereof, the Company is in the process of further developing and adjusting its blockchain-powered applications on the blockchain infrastructure platform to make the platform a better synergism with the current business and client base. The Company had originally scheduled to complete the adjustments and upgrades of Bo!News, to launch the OMG for trial by the end of May 2020, and to complete the integration of BO!News and OMG for commercial release by the end of 2020. However, due to the COVID-19 outbreak in China during the first fiscal quarter of 2020, the Company currently anticipates that the commercial releasing schedule will likely be postponed for 1 to 2 months.

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

12.	Long-term prepayments

As of March 31, 2020, long-term prepayments represented a portion of the Company’s prepayments, of which approximately US$1.12 million was paid to one of its advertising resource suppliers and the remaining approximately US$0.22 million was paid to one of its professional service suppliers. The Company recorded these amounts as long-term prepayments because they were not expected to be consumed within one year of March 31, 2020.

13.	Short-term bank loan and credit facility

As of December 31, 2019, the Company had a revolving credit facility of RMB5.0 million (approximately US$0.7 million) for short-term working capital loans granted by a major financial institution in China, which expired in January 2020.

As of December 31, 2019, under the revolving credit facility, the Company borrowed RMB3.0 million (approximately US$0.43 million) short-term bank loan, which matured and was repaid in January 2020.

14.	Accrued payroll and other accruals
	March 31, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	128	173
Accrued operating expenses	396	318
	524	491

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Taxation

As of March 31, 2020 and December 31, 2019, taxes payable consists of:

	March 31, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,234	1,244
Enterprise income tax payable	2,027	1,970
Total taxes payable	3,261	3,214

For the three months ended March 31, 2020 and 2019, the Company’s income tax expense consisted of:

	Three Months Ended March 31,
	2020	2019
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	(83)	-
Deferred	5	(39)
Income tax expense	(78)	(39)

The Company’s deferred tax assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	9,578	9,160
Bad debts provision	794	743
Valuation allowance	(9,666)	(9,190)
Deferred tax assets, net	706	713

The U.S. holding company has incurred aggregate NOLs of approximately US22.3 million and US$20.3 million as of March 31, 2020 and December 31, 2019, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$23.9 million and US$23.6 million as of March 31, 2020 and December 31, 2019, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2030 due to certain subsidiary enjoys the High and New Technology Enterprise’s privileged NOLs carryforward policy. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded approximately US$9.7 million and US$9.2 million valuation allowance as of March 31, 2020 and December 31, 2019, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2020 and 2019, the Company recorded approximately US$0.55 million and US$0.19 million deferred tax valuation allowance, respectively.

16.	Long-term borrowing from a director

Long-term borrowing from a director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

17.	Warrant liabilities

The Company consummated a registered director offering in January 2018 (the “2018 Financing”), as part of the transaction, the Company issued to the investors and the placement agent warrants to purchase up to 645,000 and 129,000 shares of the Company’s common stock at an exercise price of $6.60 per share, respectively. The Company accounted for these warrants as derivative liabilities. As a result, these warrants were remeasured at fair value as of each reporting date with changes in fair value be recorded in earnings in each reporting period.

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors warrants		Placement agent warrants
	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020

Stock price	$1.17	$0.95	$1.17	$0.95
Years to maturity	0.55	0.30	1.05	0.80
Risk-free interest rate	1.58%	0.10%	1.57%	0.13%
Dividend yield	-	-	-	-
Expected volatility	60%	99%	80%	78%
Exercise Price *	$1.4927	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.11	$0.07	$0.28	$0.12

Warrant Liabilities (US$’000)	$71	$45	$36	$16

	Investors warrants		Placement agent warrants
	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019

Stock price	$1.34	$1.95	$1.34	$1.95
Years to maturity	1.55	1.30	2.05	1.80
Risk-free interest rate	2.50%	2.27%	2.50%	2.27%
Dividend yield	-	-	-	-
Expected volatility	199%	216%	176%	187%
Exercise Price *	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$0.78	$1.23	$0.80	$1.26

Warrant Liabilities (US$’000)	$503	$793	$103	$163

* On September 25, 2019, as a result of the close on the first half of a private placement with a selected group of investors, the exercise price of the warrants issued in the 2018 Financing that contain the “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”) was adjusted to $1.4927.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in fair value of warrant liabilities

Three Months Ended March 31, 2020 (Unaudited)

	As of March 31, 2020	As of December 31, 2019	Change in Fair Value (gain)/loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Investor warrants	45	71	(26)
Placement agent warrants	16	36	(20)
Warrant liabilities	61	107	(46)

Three Months Ended March 31, 2019 (Unaudited)

	As of March 31, 2019	As of December 31, 2018	Change in Fair Value (gain)/loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:
Investor warrants	793	503	290
Placement agent warrants	163	103	60
Warrant liabilities	956	606	350

Warrants issued and outstanding as of March 31, 2020 and their movements during the three months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2020	774,000	0.63	$1.4927	774,000	0.63	$1.4927
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2020 (Unaudited)	774,000	0.38	$1.4927	774,000	0.38	$1.4927

18.	Restricted net assets

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

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2020 and December 31, 2019, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were both approximately US$12.0 million.

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

Although the current Exchange Rules allow the converting of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, most of the Company’s retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.04 million and US$0.09 million for the three months ended March 31, 2020 and 2019, respectively.

20.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of Mach 31, 2020, 99% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland and Hong Kong, China, the remaining 1% was held by a financial institution located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable is significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the three months ended March 31, 2020 and 2019, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F

Three Months Ended March 31, 2020
Revenues, customer concentration risk	*	*	*	*	15%	11%

Three Months Ended March 31, 2019
Revenues, customer concentration risk	17%	*	-	-	-	-

As of March 31, 2020
Accounts receivable, customer concentration risk	27%	12%	24%	11%	-	-

As of December 31, 2019
Accounts receivable, customer concentration risk	57%	13%	12%	-	-	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the three months ended March 31, 2020 and 2019, respectively:

	Supplier A	Supplier B
Three Months Ended March 31, 2020
Cost of revenues, supplier concentration risk	71%	11%

Three Months Ended March 31, 2019
Cost of revenues, supplier concentration risk	89%	-

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Commitments and contingencies

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain technology-powered platform applications. Total contract amount of these two contracts was approximately US$4.92 million. As of March 31, 2020, the Company had paid approximately US$4.18 million in the aggerate, and the remaining unpaid contract amount is expected to be paid during the year ending December 31, 2020.

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

Previously, the Company had four reportable segments, which were Internet advertising and related services, TV advertising service, Blockchain technology and Corporate. From fiscal 2020, the Company has a new reportable segment, which is Ecommerce O2O advertising and marketing services segment. In additional, due to the Company’s TV advertising business gradually became dormant since fiscal 2019, and the remaining general operating expenses, net loss and total assets amounts of the Company’s TV advertising segment were and are expected to continue be immaterial, the Company combines the results of operations of its TV advertising segment and other disclosure information with its new Ecommerce O2O advertising and marketing services segment in fiscal 2020. As a result, the related disclosures for the respective corresponding periods in fiscal 2019 have been reclassified in comfort with the disclosures in fiscal 2020.

Three Months Ended March 31, 2020 (Unaudited)

	Internet Ad and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)

Revenues	3,236	503	-	645	-	4,384
Cost of revenues	3,110	375	-	-	-	3,485
Total operating expenses	1,022	4	1	2,148 (1)	-	3,175
Depreciation and amortization expense included in total operating expenses	206	-	-	1	-	207
Operating (loss)/income	(896)	124	(1)	(1,503)	-	(2,276)

Change in fair value of warrant liabilities	-	-	-	46	-	46

Net (loss)/income	(893)	103	(1)	(1,519)	-	(2,310)

Expenditure for long-term assets	-	-	302	-	-	302

Total assets-March 31, 2020	11,521	2,844	4,180	21,940	(21,991)	18,494
Total assets-December 31, 2019	13,332	2,075	3,885	21,338	(22,079)	18,551

(1)	Including approximately US$1,919 thousands share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2019 (Unaudited)

	Internet Ad. and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	8,567	-	-	-	-	8,567
Cost of revenues	8,125	-	-	-	-	8,125
Total operating expenses	705	18	5	452 (1)	-	1,180
Depreciation and amortization expense included in total operating expenses	23	-	-	15	-	38
Operating loss	(263)	(18)	(5)	(452)	-	(738)

Change in fair value of warrant liabilities	-	-	-	(350)	-	(350)

Net loss	(315)	(19)	(5)	(801)	-	(1,140)

(1)	Including approximately US$101 thousands share-based compensation expenses.

23.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2020	2019
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted loss per share)	$(2,310)	$(1,138)

Weighted average number of common shares outstanding -Basic and diluted	20,397,406	16,410,543

Loss per share -Basic and diluted	$(0.11)	$(0.07)

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2020, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 755,216 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the period.

For the three months ended March 31, 2019, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 835,216 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for the period.

24.	Share-based compensation expenses

In February 2020, under its 2015 Omnibus Securities and Incentive Plan, the Company granted and issued in the aggregate of approximately 1.60 million fully-vested shares of the Company’s restricted common stock to its management and employees for their services provided. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which is US$1.18 per share. Total compensation expenses of approximately US$1.89 million was recorded for the three months ended March 31, 2020.

In March 2020, under its 2015 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of its independent directors in exchange for his services for the year ending December 31, 2020. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which is US$1.11 per share. Total compensation expenses amortized for the three months ended March 31, 2020 was approximately US$0.01 million.

In March 2020, the Company granted and issued 430,000 shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a two-year period until February 2022. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.11 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.48 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the three months ended March 31, 2020 was approximately US$0.02 million.

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Sales and marketing expenses	122	-
General and administrative expenses	1,651	101
Research and development expenses	146	-
Total	1,919	101

The aggregate unrecognized share-based compensation expenses as of March 31, 2020 was approximately US$0.48 million, of which approximately US$0.20 million will be recognized for the year ending December 31, 2020, approximately US$0.24 million will be recognized for the year ending December 31, 2021 and approximately US$0.04 million will be recognized for the year ending December 31, 2022.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options issued and outstanding as of March 31, 2020 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2020	755,216	1.15	$2.43	755,216	1.15	$2.43
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2020 (Unaudited)	755,216	0.90	$2.43	755,216	0.90	$2.43

25.	Subsequent event

In May 2020, one of the Company’s consolidated VIEs, Business Opportunity Online Hubei incorporated a new wholly-owned subsidiary, ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong”). ChinaNet Online Guangdong was established for the Company to expand its corporate business and technology headquarters to Southern China. ChinaNet Online Guangdong is currently in its setup period.

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

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements on our web portals, sales of effective sale lead information as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients.

To enhance the reliability of our future blockchain services and optimize location for client proximity, we incorporated a new wholly-owned subsidiary, ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong”) in May 2020 as we are in the process of expanding our corporate business and technology headquarters to the city of Guangzhou in Southern China. We expect to officially open our new Guangzhou headquarters in July 2020.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2019 Form 10-K.

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$4,371	$8,560
From related parties	13	7
Total revenues	4,384	8,567
Cost of revenues	3,485	8,125
Gross profit	899	442

Operating expenses
Sales and marketing expenses	165	169
General and administrative expenses	2,796	810
Research and development expenses	214	201
Total operating expenses	3,175	1,180

Loss from operations	(2,276)	(738)

Other income/(expenses)
Interest expense, net	(1)	(11)
Other expenses	(1)	(2)
Change in fair value of warrant liabilities	46	(350)
Total other income/(expenses)	44	(363)

Loss before income tax expense and noncontrolling interests	(2,232)	(1,101)
Income tax expense	(78)	(39)
Net loss	(2,310)	(1,140)
Net loss attributable to noncontrolling interests	-	2
Net loss attributable to ChinaNet Online Holdings, Inc.	$(2,310)	$(1,138)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2020		2019
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$948	21.6%	$1,837	21.4%
-Distribution of the right to use search engine marketing service	1,988	45.4%	6,725	78.5%
-Data and technical services	300	6.8%	5	0.1%
Internet advertising and related services	3,236	73.8%	8,567	100%
Ecommerce O2O advertising and marketing services	503	11.5%	-	-
Technical solution services	645	14.7%	-	-
Total	$4,384	100.0%	$8,567	100.0%

Total Revenues: Our total revenues decreased to US$4.38 million for the three months ended March 31, 2020 from US$8.57 million for the same period last year, which was primarily due to the decrease in revenues from our Internet advertising and related services business segment, as a result of the COVID-19 outbreak during the first fiscal quarter of 2020.

●	Revenues from our core businesses, Internet advertising and distribution of the right to use search engine marketing service for the three months ended March 31, 2020 decreased significantly to US$0.95 million and US$1.99 million, respectively, compared with US$1.84 million and US$6.73 million for the three months ended March 31, 2019, respectively. The decreases were directly attributable to the COVID-19 outbreak during the first fiscal quarter of 2020 in China, which caused our operating offices, along with most of our customers and suppliers’ remain closed after the Chinese New Year holiday in February and March 2020, resulted from the epidemic control measures imposed by the local governments.

●	For the three months ended March 31, 2020, we generated an approximately US$0.30 million Internet advertising related data and technical service revenue from distribution of the right to access a data analysis and management system we purchased from a third party.

●	For the three months ended March 31, 2020, we also generated an approximately US$0.50 million Ecommerce O2O advertising and marketing service revenues from distribution of the advertising spaces in outdoor billboards we purchased from a third party; and an approximately US$0.65 million revenue from providing E-commence website technical design service.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our online advertising, precision marketing and related data and technical services, and cost related to our Ecommerce O2O advertising and marketing service. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2020			2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$948	834	12%	$1,837	1,734	6%
-Distribution of the right to use search engine marketing service	1,988	2,011	-1%	6,725	6,391	5%
-Data and technical services	300	265	12%	5	-	100%
Internet advertising and related services	3,236	3,110	4%
Ecommerce O2O advertising and marketing services	503	375	25%	-	-	-
Technical solution services	645	-	100%	-	-	-
Total	$4,384	$3,485	21%	$8,567	$8,125	5%

Cost of revenues: our total cost of revenues decreased to US$3.49 million for the three months ended March 31, 2020 from US$8.13 million for the three months ended March 31, 2019. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource, license fee paid for providing date and technical services, and other direct costs associated with providing our services. The decrease in our total cost of revenues for the three months ended March 31, 2020 was primarily due to the decrease in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines and cost related to providing Internet advertising services on our ad portals, which was in line with the decrease in the related revenues as discussed above.

●	Costs for internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the three months ended March 31, 2020, our total cost of revenues for Internet advertising and data service decreased significantly to US$0.83 million from approximately US$1.73 million for the three months ended March 31, 2019, which was in line with the revenues decrease as a result of the COVID-19 outbreak during the period. The gross margin rate of our internet advertising and data service was 12% for the three months ended March 31, 2020, compared with 6% for the three months ended March 31, 2019. Along with our enhancement of data analysis capabilities and optimization of cost control mechanism, the gross profit margin of this business started to improve from the second half of 2019. However, as the business activities of this business for the three months ended March 31, 2020 was significantly affected by the COVID-19 outbreak during the period, the performance of this business for the three months ended March 31, 2020 in terms of revenue volume and related cost consumption may not be indicative for the full fiscal year or any future periods, or comparable to any historical reporting periods.

●	Costs for search engine marketing service was direct search engine resource costs consumed for the right to use search engine marketing service we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the three months ended March 31, 2020, our total cost of revenues for distribution of the right to use search engine marketing service decreased significantly to US$2.01 million from approximately US$6.39 million for the three months ended March 31, 2019, which was in line with the decrease in revenues as a result of the COVID-19 outbreak during the period. Gross margin rate of this service decreased to -1% for the three months ended March 31, 2020, as we had to sell the resource pre-purchased from key search engines with no profit to meet our working capital needs under the COVID-19 outbreak circumstance. As stated above, due to the COVID-19 outbreak impacts during the first fiscal quarter of 2020, the performance of this business for the three months ended March 31, 2020 in terms of revenue volume and related cost consumption may not be indicative for the full fiscal year or any future periods, or comparable to any historical reporting periods.

●	For the three months ended March 31, 2020, cost for our Internet advertising related data and technical service revenue of approximately US$0.27 million was the amortized licensee fee for the use of the related data analysis and management system during the period.

●	For the three months ended March 31, 2020, cost for our Ecommerce O2O advertising and marketing service revenues of approximately US$0.38 million was the amortized cost for the related outdoor billboards ad spaces we pre-purchased.

Gross Profit

As a result of the foregoing, our gross profit was approximately US$0.90 million and US$0.44 million for the three months ended March 31, 2020 and 2019, respectively. Our overall gross margin was 21% and 5% for the three months ended March 31, 2020 and 2019, respectively. As stated above, as the business activities of our core businesses for the three months ended March 31, 2020 were significantly affected by the COVID-19 outbreak during the period, our financial performance for the three months ended March 31, 2020 in terms of revenue streams, revenue volume and related cost consumption may not be indicative for the full fiscal year or any future periods, or comparable to any historical reporting periods.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2020		2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$4,384	100%	$8,567	100%
Gross Profit	899	21%	442	5%
Sales and marketing expenses	165	4%	169	2%
General and administrative expenses	2,796	64%	810	10%
Research and development expenses	214	5%	201	2%
Total operating expenses	$3,175	73%	$1,180	14%

Operating Expenses: Our total operating expenses was approximately US$3.18 million and US$1.18 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily attribute to the increase in share-based compensation expenses for the issuance of restricted shares to our employees under our 2015 Omnibus Securities and Incentive Plan during the three months ended March 31, 2020.

●	Sales and marketing expenses: Sales and marketing expenses was both US$0.17 million for the three months ended March 31, 2020 and 2019. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the three months ended March 31, 2020, the changes in our sales and marketing expenses was primarily due to the following reasons: (1) general departmental expenses decreased by approximately US$0.13 million, due to the COVID-19 outbreak during the first fiscal quarter of 2020 in China, which caused our operating offices closure after the Chinese New Year holiday in February and March 2020, resulted from the epidemic control measures imposed by the local governments where we operate; and (2) the increase in share-based compensation expenses of approximately US$0.12 million, related to restricted shares granted and issued to our sales staff during the first fiscal quarter of 2020.

●	General and administrative expenses: General and administrative expenses increased to US$2.80 million for the three months ended March 31, 2020 from US$0.81 million for the same period in 2019. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other office expenses. For the three months ended March 31, 2020, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in share-based compensation expenses of approximately US$1.55 million, due to restricted shares granted and issued in the first fiscal quarter of 2020; (2) the increase in allowance for doubtful accounts of approximately US$0.22 million; and (3) the increase in professional service fees and intangible assets amortization expenses of approximately US$0.22 million.

●	Research and development expenses: Research and development expenses were US$0.21 million and US$0.20 million for the three months ended March 31, 2020 and 2019, respectively. Our research and development expenses primarily consist of salaries and benefits of our research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the three months ended March 31, 2020, the changes in our research and development expenses was primarily due to the following reasons: (1) general departmental expenses decreased by approximately US$0.13 million, due to the same reason related to the COVID-19 outbreak as discussed above; and (2) the increase in share-based compensation expenses of approximately US$0.15 million, related to restricted shares granted and issued to our R&D staff during the first fiscal quarter of 2020.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$2.28 million and US$0.74 million for the three months ended March 31, 2020 and 2019, respectively.

Change in fair value of warrant liabilities: we issued warrants in our Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$0.05 million was recorded for the three months ended March 31, 2020, compared with a loss of change in fair value of these warrant liabilities of approximately US$0.35 million recorded for the three months ended March 31, 2019.

Loss before income tax expense and noncontrolling interests: As a result of the foregoing, our loss before income tax expense and noncontrolling interest was approximately US$2.23 million and US$1.10 million for the three months ended March 31, 2020 and 2019, respectively.

Income Tax expense: For the three months ended March 31, 2020, we recognized an approximately US$0.08 million income tax expense in relation to net income generated by one of our operating subsidiaries for the period, which amount was partially offset by an approximately US$0.01 million income tax benefit recognized in relation to the net operating loss incurred by another operating VIE of ours for the period, which we consider likely to be utilized with respect to future earnings of this entity. For the three months ended March 31, 2019, we recognized an approximately US$0.06 million income tax expense in relation to utilization of previously recognized deferred tax assets by one of our operating VIEs for the period, which amount was partially offset by an approximately US$0.02 million income tax benefit recognized in relation to the net operating loss incurred by another operating VIE of ours for the period, which we consider likely to be utilized with respect to future earnings of this entity.

Net loss: As a result of the foregoing, for the three months ended March 31, 2020 and 2019, we incurred a total net loss of approximately US$2.31 million and US$1.14 million, respectively.

Net loss attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain and beneficially owns 51% equity interest in it. For the three months ended March 31, 2020 and 2019, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$nil and US$0.002 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$2.31 million and US$1.14 million for the three months ended March 31, 2020 and 2019, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2020, we had cash and cash equivalents of approximately US$1.56 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	Amounts in thousands of US dollars

Net cash provided by/(used in) operating activities	$1,518	$(2,270)
Net cash used in investing activities	(1,117)	(36)
Net cash used in financing activities	(430)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(19)	47
Net decrease in cash and cash equivalents	$(48)	$(2,259)

Net cash provided by/(used in) operating activities

For the three months ended March 31, 2020, our net cash provided by operating activities of approximately US$1.52 million were primarily attributable to:

(1)	net loss excluding approximately US$0.21 million of non-cash expenses of depreciation and amortizations; approximately US$1.92 million share-based compensation; approximately US$0.41 million allowance for doubtful accounts; approximately US$0.05 million gain from change in fair value of warrant liabilities and approximately US$0.005 million deferred tax benefit, yielded the non-cash items excluded net income of approximately US$0.18 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers decreased by approximately US$2.24 million, primarily due to utilization of the prepayment made to suppliers in fiscal 2019 through Ad resource and other services received from suppliers during the first fiscal quarter of 2020;

-	advance from customers increased by approximately US$0.12 million, primarily due to new advance payments received from customers during the first fiscal quarter of 2020, which was partially offset by recognition of revenue from opening contract liabilities during the period;

-	due from related parties decreased by approximately US$0.03 million, due to collection of advertising service fee from related parties;

-	accruals, tax payables, short-term lease payment payables and other current liabilities increased by approximately US$0.48 million in the aggregate, primarily due to temporary delay of some payments during the COVID-19 outbreak in the first fiscal quarter of 2020 and some of the payments were not due until later periods.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.26 million;

-	accounts payable decreased by approximately US$0.15 million; and

-	long-term prepayment increased by approximately US$1.13 million, which prepayment was made for the purchase of ad resource during the first fiscal quarter of 2020, and this amount was not expected to be consumed within one year of March 31, 2020.

For the three months ended March 31, 2019, our net cash used in operating activities of approximately US$2.27 million were primarily attributable to:

(1)	net loss excluding approximately US$0.04 million of non-cash expenses of depreciation and amortizations; approximately US$0.08 million amortization of operating lease right-of-use assets; approximately US$0.10 million share-based compensation; approximately US$0.19 million allowance for doubtful accounts; approximately US$0.35 million loss from change in fair value of warrant liabilities and approximately US$0.04 million deferred tax expense, yielded the non-cash items excluded net loss of approximately US$0.34 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	advance from customers increased by approximately US$0.56 million, primarily due to new advance payments received from customers during the first fiscal quarter of 2019, which was partially offset by recognition of revenue from opening contract liabilities during the period;

-	taxes payable increased by approximately US$0.07 million;

-	other current assets decreased by approximately US$0.01 million;

-	loan to a related party of the Company decreased by approximately US$0.03 million due to repayment received during the period; and

-	prepayment to suppliers decreased by approximately US$0.02 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.55 million;

-	accounts payable decreased by approximately US$1.83 million, due to settlement with major suppliers of search engine resource in the first fiscal quarter of 2019;

-	accruals and other current liabilities decreased by approximately US$0.23 million in the aggregate, due to settlement of these operational liabilities and payment for operating lease liabilities during the first fiscal quarter of 2019; and

-	we also prepaid approximately US$0.01 million lease payment during the period.

Net cash used in investing activities

For the three months ended March 31, 2020, (1) we made an additional payment of approximately US$0.30 million for the development of our blockchain technology-based platform applications and (2) we lent to an unrelated third party a short-term loan of approximately US$0.82 million. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$1.12 million for the three months ended March 31, 2020.

For the three months ended March 31, 2019, we contributed our pro-rata share of cash investment of approximately US$0.04 million to an ownership investee company incorporated in October 2018, which transaction was recorded as a cash outflow from investing activities during the period.

Net cash used in financing activities

For the three months ended March 31, 2020, we repaid an approximately US$0.43 million short-term bank loan matured in January 2020.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of March 31, 2020 and December 31, 2019, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were both approximately US$12.0 million.

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

Although the current Exchange Rules allow converting of Renminbi into foreign currency for current account items, conversion of Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that it will be able to obtain all required conversion approvals for our operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Renminbi in the future. Currently, most of our retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit our ability to use retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

C.       OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

CHINANET ONLINE HOLDINGS, INC.

Date: June 29, 2020	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)
By:		/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer (Principal Accounting and Financial Officer)