Form 10-Q
period 2020-06-30
ChinaNet Online Holdings, Inc.
filed 2020-08-14
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of August 14, 2020, the registrant had 21,741,926 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	June 30, 2020	December 31, 2019
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,055	$1,603
Accounts receivable, net of allowance for doubtful accounts of $3,844 and $3,148, respectively	2,520	3,260
Prepayment and deposit to suppliers	5,078	6,980
Due from related parties, net	52	81
Other current assets, net	959	11
Total current assets	9,664	11,935

Long-term investments	61	35
Operating lease right-of-use assets	7	12
Property and equipment, net	73	78
Intangible assets, net	1,493	1,899
Blockchain platform applications development costs	4,176	3,879
Long-term prepayments	909	-
Deferred tax assets, net	691	713
Total Assets	$17,074	$18,551

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$-	$430
Accounts payable *	395	408
Advance from customers *	1,619	2,006
Accrued payroll and other accruals *	431	491
Taxes payable *	3,258	3,214
Lease payment liability related to short-term leases *	177	136
Other current liabilities *	446	221
Warrant liabilities	39	107
Total current liabilities	6,365	7,013

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2020	December 31, 2019
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	124	125
Total Liabilities	6,489	7,138

Commitments and contingencies

Equity:
ChinaNet Online Holdings, Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 21,691,926 shares and 19,629,403 shares at June 30, 2020 and December 31, 2019, respectively)	22	20
Additional paid-in capital	45,493	43,111
Statutory reserves	2,607	2,607
Accumulated deficit	(39,051)	(35,773)
Accumulated other comprehensive income	1,572	1,505
Total ChinaNet Online Holdings, Inc.’s stockholders’ equity	10,643	11,470

Noncontrolling interests	(58)	(57)
Total equity	10,585	11,413

Total Liabilities and Equity	$17,074	$18,551

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$14,786	$23,912	$10,415	$15,352
From a related party	14	108	1	101
Total revenues	14,800	24,020	10,416	15,453
Cost of revenues	13,603	23,212	10,118	15,087
Gross profit	1,197	808	298	366

Operating expenses
Sales and marketing expenses	235	350	70	181
General and administrative expenses	3,928	2,058	1,132	1,248
Research and development expenses	330	360	116	159
Total operating expenses	4,493	2,768	1,318	1,588

Loss from operations	(3,296)	(1,960)	(1,020)	(1,222)

Other income (expenses)
Interest expense, net	(1)	(23)	-	(12)
Other income/(expenses)	17	(4)	18	(2)
Change in fair value of warrant liabilities	68	471	22	821
Total other income	84	444	40	807

Loss before income tax (expense)/benefit and noncontrolling interests	(3,212)	(1,516)	(980)	(415)
Income tax (expense)/benefit	(68)	(6)	10	33
Net loss	(3,280)	(1,522)	(970)	(382)
Net loss attributable to noncontrolling interests	2	5	2	3
Net loss attributable to ChinaNet Online Holdings, Inc.	$(3,278)	$(1,517)	$(968)	$(379)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(3,280)	$(1,522)	$(970)	$(382)
Foreign currency translation gain/(loss)	68	24	(4)	60
Comprehensive loss	$(3,212)	$(1,498)	$(974)	$(322)
Comprehensive loss attributable to noncontrolling interests	1	5	2	2
Comprehensive loss attributable to ChinaNet Online Holdings, Inc.	$(3,211)	$(1,493)	$(972)	$(320)

Loss per share
Loss per common share
Basic and diluted	$(0.16)	$(0.09)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	21,044,666	16,411,548	21,691,926	16,412,543

See notes to unaudited condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,280)	$(1,522)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	415	52
Amortization of operating lease right-of-use assets	5	87
Share-based compensation expenses	1,987	203
Provision for allowances for doubtful accounts	747	460
Deferred taxes	11	6
Change in fair value of warrant liabilities	(68)	(471)
Changes in operating assets and liabilities
Accounts receivable	(38)	(866)
Prepayment and deposit to suppliers	2,090	(76)
Due from related parties	28	227
Other current assets	(3)	11
Long-term prepayments	(750)	-
Accounts payable	(9)	(2,153)
Advance from customers	(362)	1,787
Accrued payroll and other accruals	(57)	(232)
Lease payment liability related to short-term leases	43	120
Other current liabilities	326	(39)
Taxes payable	89	91
Prepaid lease payment	(9)	(10)
Net cash provided by/(used in) operating activities	1,165	(2,325)

Cash flows from investing activities
Investment to investee entities	(27)	(36)
Short-term loan to an unrelated party	(944)	-
Payment for blockchain platform applications development costs	(302)	-
Net cash used in investing activities	(1,273)	(36)

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from short-term bank loan	-	442
Repayment of short-term bank loan	(427)	(442)
Net cash used in financing activities	(427)	-

Effect of exchange rate fluctuation	(13)	23

Net decrease in cash and cash equivalents	(548)	(2,338)

Cash and cash equivalents at beginning of the period	1,603	3,742
Cash and cash equivalents at end of the period	$1,055	$1,404

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$2	$25

See notes to unaudited condensed consolidated financial statements

CHINANET ONLINE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2020	19,629,403	$20	$43,111	$2,607	$(35,773)	$1,505	$(57)	$11,413
Share-based compensation in exchange for services from nonemployees	430,000	-	477	-	-	-	-	477
Share-based compensation in exchange for services from employees and directors	1,632,523	2	1,897	-	-	-	-	1,899
Net loss for the period	-	-	-	-	(2,310)	-	-	(2,310)
Foreign currency translation adjustment	-	-	-	-	-	71	1	72
Balance, March 31, 2020 (unaudited)	21,691,926	22	45,485	2,607	(38,083)	1,576	(56)	11,551
Share-based compensation	-	-	8	-	-	-	-	8
Net loss for the period	-	-	-	-	(968)	-	(2)	(970)
Foreign currency translation adjustment	-	-	-	-	-	(4)	-	(4)
Balance, June 30, 2020 (Unaudited)	21,691,926	$22	$45,493	$2,607	$(39,051)	$1,572	$(58)	$10,585

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

ChinaNet Online Holdings, Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, precision marketing, online to offline (O2O) sales channel expansion and the related data and technical services to small and medium enterprises in the PRC. In early 2018, the Company commenced to expand its business into the blockchain industry and the related technology. As of June 30, 2020, the Company was in the process of developing its blockchain-powered platform applications (See Note 11).

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,012	$699
Accounts receivable, net	1,534	2,876
Prepayment and deposit to suppliers	2,733	3,998
Due from related parties, net	52	81
Other current assets, net	8	6
Total current assets	5,339	7,660

Long-term investments	61	35
Operating lease right-of-use assets	7	12
Property and equipment, net	38	40
Intangible assets, net	16	25
Deferred tax assets, net	691	713
Total Assets	6,152	$8,485

Liabilities
Current liabilities:
Short-term bank loan	$-	$430
Accounts payable	208	408
Advance from customers	1,357	2,006
Accrued payroll and other accruals	173	132
Taxes payable	2,561	2,568
Lease payment liability related to a short-term lease	30	19
Other current liabilities	227	84
Total current liabilities	4,556	5,647

Total Liabilities	$4,556	$5,647

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$12,548	$24,020	$9,612	$15,453
Cost of revenues	(12,322)	(23,212)	(9,477)	(15,087)
Total operating expenses	(1,392)	(1,862)	(648)	(1,151)
Net loss before allocation to noncontrolling interests	(1,160)	(1,086)	(509)	(764)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of June 30, 2020 and for the six and three months ended June 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC (the “2019 Form 10-K”) on May 27, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2020, its condensed consolidated results of operations for the six and three months ended June 30, 2020 and 2019, and its condensed consolidated cash flows for the six months ended June 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Going concern

The Company incurred operating losses and may continue to incur operating losses, and as a result, to generate negative cash flows as the Company implements its future business plan. The Company’s net loss attributable to stockholders for the six and three months ended June 30, 2020 was approximately US$3.28 million and US$0.97 million, compared with approximately US$1.52 million and US$0.38 million for the six and three months ended June 30, 2019, respectively. As of June 30, 2020, the Company had cash and cash equivalents of approximately US$1.06 million, compared with approximately US$1.60 million as of December 31, 2019.

The Company does not currently have sufficient cash or commitments for financing to sustain its operation for the twelve months from the issuance date of these financial statements. The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management and negotiate with vendors for more favorable payment terms, all of which will help to substantially increase the cashflows from operations. However, the COVID-19 outbreak incurred in the first fiscal quarter of 2020 in the PRC has had and may continue to have an adverse effect on the Company’s business operations and cashflows. If the Company fails to achieve these goals, the Company may need additional financing to execute its business plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital in a timely manner, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its gross profit margin and reducing operating losses, the Company may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited condensed consolidated financial statements as of June 30, 2020 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional financing. The accompanying financial statements as of June 30, 2020 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2020	December 31, 2019
Balance sheet items, except for equity accounts	7.0795	6.9762

	Six Months Ended June 30,
	2020	2019
Items in the statements of operations and comprehensive loss	7.0319	6.7808

	Three Months Ended June 30,
	2020	2019
Items in the statements of operations and comprehensive loss	7.0839	6.8137

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 are as follows:

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Fair value measurement at reporting date using
	As of June 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 17)	39	-	-	39

		Fair value measurement at reporting date using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 17)	107	-	-	107

g)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	9,298	18,580	7,310	11,855
--online advertising placements	3,250	5,406	2,302	3,575
--sales of effective sales lead information	-	29	-	23
--data and technical services	600	5	300	-
Ecommerce O2O advertising and marketing services	1,007	-	504	-
Technical solution services	645	-	-	-
Total revenues	$14,800	$24,020	$10,416	$15,453

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	14,155	23,991	10,416	15,430
Revenue recognized at a point in time	645	29	-	23
Total revenues	$14,800	$24,020	$10,416	$15,453

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract costs

For the six and three months ended June 30, 2020 and 2019, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract liabilities

The table below summarized the movement of the Company’s contract liabilities for the six months ended June 30, 2020:

Contract liabilities
US$(’000)

Balance as of January 1, 2020	2,006
Exchange translation adjustment	(29)
Revenue recognized from beginning contract liability balances	(1,306)
Advances received from customers related to unsatisfied performance obligations	948
Balance as of June 30, 2020 (Unaudited)	1,619

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the six and three months ended June 30, 2020 and 2019.

For the six and three months ended June 30, 2020 and 2019, there is no revenue recognized from performance obligations that were satisfied in prior periods.

h)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2020 and 2019 were approximately US$0.33 million and US$0.36 million, respectively. Expenses for research and development for the three months ended June 30, 2020 and 2019 were approximately US$0.12 million and US$0.16 million, respectively.

i)	Lease

As of June 30, 2020, operating lease right-of-use assets recognized by the Company was approximately US$0.01 million. The Company had no operating lease liabilities as of June 30, 2020.

For the six months ended June 30, 2020 and 2019, total operating lease cost recognized was approximately US$84,000 (including approximately US$79,000 of short-term lease cost) and US$218,000 (including approximately US$130,000 of short-term lease cost), respectively.

For the three months ended June 30, 2020 and 2019, total operating lease cost recognized was approximately US$38,000 (including approximately US$35,000 of short-term lease cost) and US$132,000 (including approximately US$130,000 of short-term lease cost), respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	June 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,364	6,408
Allowance for doubtful accounts	(3,844)	(3,148)
Accounts receivable, net	2,520	3,260

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2020 and December 31, 2019, the Company provided approximately US$3.84 million and US$3.15 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and related services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the six and three months ended June 30, 2020, approximately US$0.75 million and US$0.34 million allowance for doubtful accounts was provided, respectively. For the six and three months ended June 30, 2019, approximately US$0.46 million and US$0.27 million allowance for doubtful accounts was provided, respectively.

5.	Prepayments and deposit to suppliers, net

	June 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet resources providers	1,311	1,315
Prepayments to internet resources providers	2,728	4,361
Prepayment of license fee	531	1,062
Other deposits and prepayments	508	242
	5,078	6,980

6.	Due from related parties, net

	June 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	52	81
Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”)	170	172
	222	253
Allowance for doubtful accounts	(170)	(172)
Due from related parties, net	52	81

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

As of June 30, 2020 and December 31, 2019, due from Zhongwang Xiyue represented the outstanding receivable for advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of June 30, 2020 and December 31, 2019, due from related parties also included a short-term working capital loan of RMB1.2 million (approximately US$0.17 million) to Guohua Shiji, which the Company had provided full allowance to against.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Other current assets, net

	June 30, 2020			December 31,2019
	Gross	Allowance for doubtful accounts	Net	Gross	Allowance for doubtful accounts	Net
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)

Staff advances for business operations	15	-	15	11	-	11
Short-term loan to an unrelated party	944	-	944	-	-	-
Overdue deposits	706	(706)	-	717	(717)	-
Total	1,665	(706)	959	728	(717)	11

As of June 30, 2020, other current assets primarily include a temporary working capital loan that the Company lent to an unrelated party during the six months ended June 30, 2020. This loan is unsecured, interest free and payment on demand.

As of June 30, 2020 and December 31, 2019, other current assets also included an approximately RMB5 million (approximately US$0.7 million) overdue contractual deposit related to an advertising resources purchase contract that had been completed with no further cooperation. Based on the assessment of the collectability of this overdue deposit as of June 30, 2020 and December 31, 2019, the Company had provided full allowance to against this doubtful account.

8.	Long-term investments

As of June 30, 2020, the Company’s long-term investments consisted of an investment of approximately RMB0.25 million (approximately US$0.03 million) and an investment of RMB0.19 million (approximately US$0.03 million) in cash to two of its indirect equity ownership investee entities, Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively. The Company beneficially owns a 4.9% and a 19% equity interest in Local Chain Xi’an and Business Opportunity Chain Guangzhou, respectively.

The Company measures these investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

9.	Property and equipment, net

	June 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	747	758
Office equipment	1,312	1,331
Electronic devices	923	937
Property and equipment, cost	2,982	3,026
Less: accumulated depreciation	(2,909)	(2,948)
Property and equipment, net	73	78

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses for the six months ended June 30, 2020 and 2019 were approximately US$4,000 and US$43,000, respectively. Depreciation expenses for the three months ended June 30, 2020 and 2019 were approximately US$2,000 and US$10,000, respectively.

10.	Intangible assets, net

	As of June 30, 2020 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,365	-	(1,365)	-
Intangible assets subject to amortization:
Customer relationship	1,881	(1,881)	-	-
Non-compete agreements	1,035	(562)	(473)	-
Software technologies	290	(290)	-	-
Intelligent marketing data service platform	4,561	(1,848)	(2,713)	-
Internet safety, information exchange security and data encryption software	1,836	(413)	(1,423)	-
Cloud video management system	1,342	(333)	(1,009)	-
Cloud compute software technology	1,311	(893)	(402)	16
Licensed products use right	1,208	(75)	-	1,133
Other computer software	871	(527)	-	344
Total	$15,700	$(6,822)	$(7,385)	$1,493

	As of December 31, 2019
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,385	-	(1,385)	-
Intangible assets subject to amortization:
Customer relationship	1,909	(1,909)	-	-
Non-compete agreements	1,051	(571)	(480)	-
Software technologies	294	(294)	-	-
Intelligent marketing data service platform	4,629	(1,876)	(2,753)	-
Internet safety, information exchange security and data encryption software	1,863	(419)	(1,444)	-
Cloud video management system	1,362	(338)	(1,024)	-
Cloud compute software technology	1,331	(898)	(408)	25
Licensed products use right	1,202	(15)	-	1,187
Other computer software	872	(185)	-	687
Total	$15,898	$(6,505)	$(7,494)	$1,899

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses for the six months ended June 30, 2020 and 2019 were approximately US$411,000 and US$9,000, respectively. Amortization expenses for the three months ended June 30, 2020 and 2019 were approximately US$206,000 and US$4,000, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 6.02 years as of June 30, 2020, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$0.41 million for the year ending December 31, 2020, approximately US$0.13 million for the year ending December 31, 2021, and approximately US$0.12 million each year for the year ending December 31, 2022 through 2024.

11.	Blockchain software application platform development costs

In February 2018, the Company entered into a technical development contract with an unrelated entity to develop a blockchain technology-based platform application for internal use by the Company. Total amount of the contract was US$4.5 million. In March 2018, the Company entered into a RMB3.0 million (approximately US$0.42 million) social network-based software application development contract with another unrelated entity, which software application the Company had further combined into the current under developing blockchain technology-based platform. These two blockchain technology-based applications are named OMG and Bo!News, respectively. As of June 30, 2020 and December 31, 2019, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company capitalized approximately US$4.18 million and US$3.88 million development costs in the aggregate under these two contracts, respectively. As of the date hereof, the Company is in the process of further developing and adjusting its blockchain-powered applications on the blockchain infrastructure platform to make the platform a better synergism with the current business and client base. The Company originally scheduled to complete the adjustments and upgrades of Bo!News, to launch the OMG for trial by the end of May 2020, and to complete the integration of BO!News and OMG for commercial release by the end of 2020. However, due to the COVID-19 outbreak in China during the first fiscal quarter of 2020, the Company currently anticipates that the commercial releasing schedule will likely be postponed for 3 months.

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

As of June 30, 2020, long-term prepayments represented a portion of the Company’s prepayments, of which approximately US$0.75 million was paid to one of its advertising resource suppliers and the remaining approximately US$0.16 million was paid to one of its professional service suppliers. The Company recorded these amounts as long-term prepayments because they were not expected to be consumed within one year of June 30, 2020.

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

14.	Accrued payroll and other accruals

	June 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	240	173
Accrued operating expenses	191	318
	431	491

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Taxation

As of June 30, 2020 and December 31, 2019, taxes payable consists of:

	June 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

PRC turnover tax and surcharge payable	1,255	1,244
PRC enterprise income tax payable	2,003	1,970
Total taxes payable	3,258	3,214

For the six and three months ended June 30, 2020 and 2019, the Company’s income tax (expense)/benefit consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	(57)	-	26	-
Deferred	(11)	(6)	(16)	33
Income tax (expense)/benefit	(68)	(6)	10	33

The Company’s deferred tax assets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	9,715	9,160
Bad debts provision	856	743
Valuation allowance	(9,880)	(9,190)
Deferred tax assets, net	691	713

The U.S. holding company has incurred aggregate NOLs of approximately US$22.6 million and US$20.3 million as of June 30, 2020 and December 31, 2019, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$24.2 million and US$23.6 million as of June 30, 2020 and December 31, 2019, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2030 due to certain subsidiary enjoys the High and New Technology Enterprise’s privileged NOLs carryforward policy. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded approximately US$9.88 million and US$9.19 million valuation allowance as of June 30, 2020 and December 31, 2019, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the six and three months ended June 30, 2020, the Company recorded approximately US$0.76 million and US$0.21 million deferred tax valuation allowance, respectively. For the six and three months ended June 30, 2019, the Company recorded approximately US$0.45 million and US$0.26 million deferred tax valuation allowance, respectively.

16.	Long-term borrowing from a director

Long-term borrowing from a director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

17.	Warrant liabilities

The Company consummated a registered direct offering in January 2018 (the “2018 Financing”), as part of the transaction, the Company issued to the investors and the placement agent warrants to purchase up to 645,000 shares and 129,000 shares of the Company’s common stock at an exercise price of $6.60 per share, respectively. The Company accounted for these warrants as derivative liabilities. As a result, these warrants were remeasured at fair value as of each reporting date with changes in fair value be recorded in earnings in each reporting period.

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors warrants			Placement agent warrants
	December 31, 2019	March 31, 2020	June 30, 2020	December 31, 2019	March 31, 2020	June 30, 2020

Stock price	$1.17	$0.95	$1.00	$1.17	$0.95	$1.00
Years to maturity	0.55	0.30	0.05	1.05	0.80	0.55
Risk-free interest rate	1.58%	0.10%	0.19%	1.57%	0.13%	0.18%
Dividend yield	-	-	-	-	-	-
Expected volatility	60%	99%	143%	80%	78%	112%
Exercise Price *	$1.4927	$1.4927	$1.4927	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.11	$0.07	$0.02	$0.28	$0.12	$0.20

Warrant Liabilities (US$’000)	$71	$45	$13	$36	$16	$26

	Investors warrants			Placement agent warrants
	December 31, 2018	March 31, 2019	June 30, 2019	December 31, 2018	March 31, 2019	June 30, 2019

Stock price	$1.34	$1.95	$1.35	$1.34	$1.95	$1.35
Years to maturity	1.55	1.30	1.05	2.05	1.80	1.55
Risk-free interest rate	2.50%	2.27%	1.73%	2.50%	2.27%	1.73%
Dividend yield	-	-	-	-	-	-
Expected volatility	199%	216%	90%	176%	187%	202%
Exercise Price	$6.60	$6.60	$6.60	$6.60	$6.60	$6.60

Fair value of the warrant	$0.78	$1.23	$0.05	$0.80	$1.26	$0.80

Warrant Liabilities (US$’000)	$503	$793	$32	$103	$163	$103

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

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in fair value of warrant liabilities

Six and Three Months Ended June 30, 2020 (Unaudited)

				Change in Fair Value (gain)/loss
	As of June 30, 2020	As of March 31, 2020	As of December 31, 2019	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020
Fair value of the Warrants:
Investor warrants	13	45	71	(58)	(32)
Placement agent warrants	26	16	36	(10)	10
Warrant liabilities	39	61	107	(68)	(22)

Six and Three Months Ended June 30, 2019 (Unaudited)

				Change in Fair Value (gain)/loss
	As of June 30, 2019	As of March 31, 2019	As of December 31, 2018	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019
Fair value of the Warrants:
Investor warrants	32	793	503	(471)	(761)
Placement agent warrants	103	163	103	-	(60)
Warrant liabilities	135	956	606	(471)	(821)

Warrants issued and outstanding as of June 30, 2020 and their movements during the six months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2020	774,000	0.63	$1.4927	774,000	0.63	$1.4927
Granted/Vested	-			-
Expired	-			-
Exercised	-			-
Balance, June 30, 2020 (Unaudited)	774,000	0.13	$1.4927	774,000	0.13	$1.4927

18.	Restricted net assets

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

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2020 and December 31, 2019, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were both approximately US$6.34 million.

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

Although the current Exchange Rules allow converting of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, most of the Company’s retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

19.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.06 million and US$0.17 million for the six months ended June 30, 2020 and 2019, respectively. The total amounts for such employee benefits were approximately US$0.02 million and US$0.08 million for the three months ended June 30, 2020 and 2019, respectively.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of June 30, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China. The Company believes that these financial institutions located in China are of high credit quality. For accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable is significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the six and three months ended June 30, 2020 and 2019, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E

Six Months Ended June 30, 2020
Revenues, customer concentration risk	*	*	*	*	*

Three Months Ended June 30, 2020
Revenues, customer concentration risk	*	*	*	*	*

Six Months Ended June 30, 2019
Revenues, customer concentration risk	13%	*	-	-	-

Three Months Ended June 30, 2019
Revenues, customer concentration risk	11%	*	-	-	-

As of June 30, 2020
Accounts receivable, customer concentration risk	27%	*	17%	19%	16%

As of December 31, 2019
Accounts receivable, customer concentration risk	57%	13%	12%	-	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the six and three months ended June 30, 2020 and 2019, respectively:

Supplier A

Six Months Ended June 30, 2020
Cost of revenues, supplier concentration risk	78%

Three Months Ended June 30, 2020
Cost of revenues, supplier concentration risk	81%

Six Months Ended June 30, 2019
Cost of revenues, supplier concentration risk	90%

Three Months Ended June 30, 2019
Cost of revenues, supplier concentration risk	91%

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Commitments and contingencies

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain technology-powered platform applications. Total contract amount of these two contracts was approximately US$4.92 million. As of June 30, 2020, the Company had paid approximately US$4.18 million in the aggerate, and the remaining unpaid contract amount is expected to be paid during the year ending December 31, 2020.

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

Six Months Ended June 30, 2020 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	13,148	1,007	-	645	-	14,800
Cost of revenues	12,853	750	-	-	-	13,603
Total operating expenses	1,952	9	4	2,528 (1)	-	4,493
Depreciation and amortization expense included in total operating expenses	412	-	1	2	-	415
Operating (loss)/income	(1,657)	248	(4)	(1,883)	-	(3,296)

Change in fair value of warrant liabilities	-	-	-	68	-	68

Expenditure for long-term assets	-	-	302	-	-	302

Net (loss)/income	(1,650)	204	(4)	(1,830)	-	(3,280)

Total assets-June 30, 2020	10,656	2,464	4,180	21,659	(21,885)	17,074
Total assets-December 31, 2019	13,332	2,075	3,885	21,338	(22,079)	18,551

(1)	Including approximately US$1,987 thousands share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2020 (Unaudited)

	Internet Ad. and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	9,912	504	-	-	-	10,416
Cost of revenues	9,743	375	-	-	-	10,118
Total operating expenses	930	5	3	380 (1)	-	1,318
Depreciation and amortization expense included in total operating expenses	206	-	1	1	-	208
Operating (loss)/income	(761)	124	(3)	(380)	-	(1,020)

Change in fair value of warrant liabilities	-	-	-	22	-	22

Net (loss)/income	(757)	101	(3)	(311)	-	(970)

(1)	Including approximately US$68 thousands share-based compensation expenses.

Six Months Ended June 30, 2019 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	24,020	-	-	-	-	24,020
Cost of revenues	23,212	-	-	-	-	23,212
Total operating expenses	1,850	36	11	871 (1)	-	2,768
Depreciation and amortization expense included in total operating expenses	35	-	1	16	-	52
Operating loss	(1,042)	(36)	(11)	(871)	-	(1,960)

Change in fair value of warrant liabilities	-	-	-	471	-	471

Net loss	(1,075)	(36)	(11)	(400)	-	(1,522)

(1)	Including approximately US$203 thousands share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2019 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	15,453	-	-	-	-	15,453
Cost of revenues	15,087	-	-	-	-	15,087
Total operating expenses	1,145	18	6	419 (1)	-	1,588
Depreciation and amortization expense included in total operating expenses	12	-	1	1	-	14
Operating loss	(779)	(18)	(6)	(419)	-	(1,222)

Change in fair value of warrant liabilities	-	-	-	821	-	821

Net (loss)/income	(760)	(17)	(6)	401	-	(382)

(1)	Including approximately US$102 thousands share-based compensation expenses.

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ChinaNet Online Holdings, Inc. (numerator for basic and diluted loss per share)	$(3,278)	$(1,517)	$(968)	$(379)

Weighted average number of common shares outstanding -Basic and diluted	21,044,666	16,411,548	21,691,926	16,412,543

Loss per share-Basic and diluted	$(0.16)	$(0.09)	$(0.04)	$(0.02)

For the six and three months ended June 30, 2020, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 755,216 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for both periods.

For the six and three months ended June 30, 2019, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 835,216 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a net loss for both periods.

24.	Share-based compensation expenses

In February 2020, under its 2015 Omnibus Securities and Incentive Plan, the Company granted and issued in the aggregate of approximately 1.60 million fully-vested shares of the Company’s restricted common stock to its management and employees for their services provided. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which is US$1.18 per share. Total compensation expenses of approximately US$1.89 million was recorded for the six months ended June 30, 2020.

In March 2020, under its 2015 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of its independent directors in exchange for his services for the year ending December 31, 2020. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which is US$1.11 per share. Total compensation expenses recognized for the six and three months ended June 30, 2020 was approximately US$0.02 million and US$0.01 million, respectively.

In March 2020, the Company granted and issued 430,000 shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a two-year period until February 2022. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.11 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.48 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the six and three months ended June 30, 2020 was approximately US$0.08 million and US$0.06 million.

The table below summarized share-based compensation expenses recorded for the six and three months ended June 30, 2020 and 2019, respectively:

CHINANET ONLINE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	122	-	-	-
General and administrative expenses	1,719	203	68	102
Research and development expenses	146	-	-	-
Total	1,987	203	68	102

The aggregate unrecognized share-based compensation expenses as of June 30, 2020 was approximately US$0.42 million, of which approximately US$0.14 million will be recognized for the year ending December 31, 2020, approximately US$0.24 million will be recognized for the year ending December 31, 2021 and approximately US$0.04 million will be recognized for the year ending December 31, 2022.

Options issued and outstanding as of June 30, 2020 and their movements during the six months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2020	755,216	1.15	$2.43	755,216	1.15	$2.43
Granted/Vested	-			-
Expired	-			-
Exercised	-			-
Balance, June 30, 2020 (Unaudited)	755,216	0.65	$2.43	755,216	0.65	$2.43

25.	Subsequent event

In July 2020, due to the facts that Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”) and ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) had become dormant since 2015 and 2018, respectively, as approved by all the respective shareholders of these two entities, ChinaNet Chuang Tou and Shenzhen Mingshan were officially closed and deregistered with the competent local authorities. The Company used to own a 19% and a 23.18% equity interest in ChinaNet Chuang Tou and Shenzhen Mingshan, respectively. The Company’s investments in these entities had been fully impaired in previous years before the deregistration.

On August 11 2020, under its 2015 Omnibus Securities and Incentive Plan, the Company granted and issued 0.05 million fully-vested and nonforfeitable shares of the Company’s restricted common stock in exchange for a 12-month technical consulting and advisory service commencing from such date. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which was US$1.36 per share. Total compensation expenses related to these shares was approximately US$0.07 million.

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

To enhance the reliability of our future blockchain services and optimize location for client proximity, we incorporated a new wholly-owned subsidiary, ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong”) in May 2020 as we are in the process of expanding our corporate business and technology headquarters to the city of Guangzhou in Southern China. ChinaNet Online Guangdong has officially commenced its operations since July 2020. Along with the development of new customer base in southern China in future periods, we plan to gradually transfer a portion of our core business activities to ChinaNet Online Guangdong. We are also currently seeking for new local business partners to develop new high-technology related business, including blockchain services.

In June 2020, we made an investment of RMB0.19 million (approximately US$0.03 million) in cash to Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), a newly established entity in which we beneficially own a 19% equity interest. Our investment to Business Opportunity Chain Guangzhou is aiming to further integrate the shareholders’ resources in customer base, media operations and technology for the development of social media based business promotion service and franchise consultancy service.

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

A.       RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$14,786	$23,912	$10,415	$15,352
From a related party	14	108	1	101
Total revenues	14,800	24,020	10,416	15,453
Cost of revenues	13,603	23,212	10,118	15,087
Gross profit	1,197	808	298	366

Operating expenses
Sales and marketing expenses	235	350	70	181
General and administrative expenses	3,928	2,058	1,132	1,248
Research and development expenses	330	360	116	159
Total operating expenses	4,493	2,768	1,318	1,588

Loss from operations	(3,296)	(1,960)	(1,020)	(1,222)

Other income (expenses)
Interest expense, net	(1)	(23)	-	(12)
Other income/(expenses)	17	(4)	18	(2)
Change in fair value of warrant liabilities	68	471	22	821
Total other income	84	444	40	807

Loss before income tax (expense)/benefit and noncontrolling interests	(3,212)	(1,516)	(980)	(415)
Income tax (expense)/benefit	(68)	(6)	10	33
Net loss	(3,280)	(1,522)	(970)	(382)
Net loss attributable to noncontrolling interests	2	5	2	3
Net loss attributable to ChinaNet Online Holdings, Inc.	$(3,278)	$(1,517)	$(968)	$(379)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Six Months Ended June 30,
	2020		2019
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$3,250	22.0%	$5,435	22.6%
-Distribution of the right to use search engine marketing service	9,298	62.8%	18,580	77.4%
-Data and technical services	600	4.1%	5	-
Internet advertising and related services	13,148	88.9%	24,020	100%
Ecommerce O2O advertising and marketing services	1,007	6.8%	-	-
Technical solution services	645	4.3%	-	-
Total	$14,800	100%	$24,020	100%

	Three Months Ended June 30,
	2020		2019
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$2,302	22.1%	$3,598	23.3%
-Distribution of the right to use search engine marketing service	7,310	70.2%	11,855	76.7%
-Data and technical services	300	2.9%	-	-
Internet advertising and related services	9,912	95.2%	15,453	100%
Ecommerce O2O advertising and marketing services	504	4.8%	-	-
Technical solution services	-	-	-	-
Total	$10,416	100%	$15,453	100%

Total Revenues: Our total revenues decreased to US$14.80 million and US$10.42 million for the six and three months ended June 30, 2020 from US$24.02 million and US$15.45 million for the same periods last year, respectively, which was primarily due to the decrease in revenues from our Internet advertising and distribution of the right to use search engine marketing service business categories, as a result of the COVID-19 outbreak during the first fiscal quarter and slow recovery in the second fiscal quarter of 2020.

●	Internet advertising revenues for the six and three months ended June 30, 2020 was approximately US$3.25 million and US$2.30 million, respectively, compared with US$5.44 million and US$3.60 million for the six and three months ended June 30, 2019, respectively. The decreases were directly attributable to the COVID-19 outbreak during the first fiscal quarter of 2020 in China, which caused our operating offices, along with most of our customers and suppliers’ remain closed after the Chinese New Year holiday in February and March 2020, resulted from the epidemic control measures imposed by the local governments. The decrease in revenues from Internet advertising has gradually narrowed down to a 36% decrease in the second fiscal quarter of 2020, compared with a 48% decrease in the first fiscal quarter of 2020, which indicated the slow recovery of business after the COVID-19 outbreak.

●	Revenue generated from distribution of the right to use search engine marketing service for the six and three months ended June 30, 2020 was approximately US$9.30 million and US$7.31 million, respectively, compared with approximately US$18.58 million and US$11.86 million for the six and three months ended June 30, 2019, respectively, due to the same reason as discussed above. The performance of this business category also improved in the second fiscal quarter of 2020, with decrease in revenues significantly narrowed down to 38%, compared with a 70% decrease in revenues in the first fiscal quarter of 2020.

●	For the six and three months ended June 30, 2020, we generated an approximately US$1.01 million and US$0.50 million Ecommerce O2O advertising and marketing service revenues from distribution of the advertising spaces in outdoor billboards we purchased from a third party;

●	For the six months ended June 30, 2020, we also generated an approximately US$0.65 million revenue from providing E-commence website technical design service.

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

	Six Months Ended June 30,
	2020			2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$3,250	$2,906	11%	$5,435	$5,218	4%
-Distribution of the right to use search engine marketing service	9,298	9,416	-1%	18,580	17,989	3%
-Data and technical services	600	531	12%	5	5	-
Internet advertising and related services	13,148	12,853	2%	24,020	23,212	3%
Ecommerce O2O advertising and marketing services	1,007	750	26%	-	-	-
Technical solution services	645	-	100%	-	-	-
Total	$14,800	$13,603	8%	$24,020	$23,212	3%

	Three Months Ended June 30,
	2020			2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$2,302	$2,072	10%	$3,598	$3,484	3%
-Distribution of the right to use search engine marketing service	7,310	7,405	-1%	11,855	11,598	2%
-Data and technical services	300	266	11%	-	5	-
Internet advertising and related services	9,912	9,743	2%	15,453	15,087	2%
Ecommerce O2O advertising and marketing services	504	375	26%	-	-	-
Technical solution services	-	-	-	-	-	-
Total	$10,416	$10,118	3%	$15,453	$15,087	2%

Cost of revenues: our total cost of revenues decreased to US$13.60 million and US$10.12 million for the six and three months ended June 30, 2020, respectively, from US$23.22 million and US$15.09 million for the six and three months ended June 30, 2019, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource, license fee paid for providing data and technical services, and other direct costs associated with providing our services. The decrease in our total cost of revenues for the six and three months ended June 30, 2020 was primarily due to the decrease in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines and cost related to providing Internet advertising services on our ad portals, which was in line with the decrease in the related revenues as discussed above.

●	Costs for internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the six and three months ended June 30, 2020, our total cost of revenues for internet advertising and data service decreased to approximately US$2.91 million and US$2.07 million, respectively, compared with approximately US$5.22 million and US$3.48 million for the six and three months ended June 30, 2019, respectively, which was in line with the revenues decrease as discussed above. The gross margin rate of our internet advertising and data service improved to 11% and 10% for the six and three months ended June 30, 2020, respectively, compared with 4% and 3% for the same periods last year, respectively, which was attributable to our enhancement of data analysis capabilities and optimization of cost control mechanism.

●	Costs for search engine marketing service was direct search engine resource costs consumed for the right to use search engine marketing service we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the six and three months ended June 30, 2020, our total cost of revenues for distribution of the right to use search engine marketing service decreased significantly to US$9.42 million and US$7.41 million, respectively, compared with US$17.99 million and US$11.60 million for the same periods last year, respectively. Gross margin rates of this service for the six and three months ended June 30, 2020 was -1% for both periods, as we had to sell the resource pre-purchased from key search engines with no profit to meet our working capital needs under the COVID-19 outbreak circumstance. Gross margin rates of this service was 3% and 2% for the six and three months ended June 30, 2019, respectively.

●	For the six and three months ended June 30, 2020, cost for our Internet advertising related data and technical service revenue was approximately US$0.53 million and US$0.27 million, respectively, which represented the amortized licensee fee for the use of the related data analysis and management system during the periods.

●	For the six and three months ended June 30, 2020, cost for our Ecommerce O2O advertising and marketing service revenues was approximately US$0.75 million and US$0.38 million, respectively, which represented the amortized cost for the related outdoor billboards ad spaces we pre-purchased during the periods.

Gross Profit

As a result of the foregoing, our gross profit was approximately US$1.20 million and US$0.30 million for the six and three months ended June 30, 2020, respectively, compared with approximately US$0.81 million and US$0.37 million for the six and three months ended June 30, 2019, respectively. Our overall gross margin was 8% and 3% for the six and three months ended June 30, 2020, respectively, compared with 3% and 2% for the same periods last year, respectively. The increase in our overall gross margin for the six and three months ended June 30, 2020, compared with that in the same periods last year, respectively was primarily attributable to new steams of Ecommerce O2O advertising and marketing services revenue and technical solution service revenue we generated in the first half of 2020.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2020		2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$14,800	100%	$24,020	100%
Gross Profit	1,197	8%	808	3%
Sales and marketing expenses	235	2%	350	1%
General and administrative expenses	3,928	26%	2,058	9%
Research and development expenses	330	2%	360	2%
Total operating expenses	$4,493	30%	$2,768	12%

	Three Months Ended June 30,
	2020		2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$10,416	100%	$15,453	100%
Gross Profit	298	3%	366	2%
Sales and marketing expenses	70	1%	181	1%
General and administrative expenses	1,132	11%	1,248	8%
Research and development expenses	116	1%	159	1%
Total operating expenses	$1,318	13%	$1,588	10%

Operating Expenses: Our total operating expenses was approximately US$4.49 million and US$1.32 million for the six and three months ended June 30, 2020, respectively, compared with approximately US$2.77 million and US$1.59 million for the six and three months ended June 30, 2019, respectively.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$0.24 million and US$0.07 million for the six and three months ended June 30, 2020, respectively, compared with approximately US$0.35 million and US$0.18 million for the six and three months ended June 30, 2019, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues For the six months ended June 30, 2020, the changes in our sales and marketing expenses was primarily due to the following reasons: (1) staff salary and benefit expenses and general departmental expenses decreased by approximately US$0.24 million, due to the COVID-19 outbreak during the first fiscal quarter of 2020 in China, which caused our operating offices closure after the Chinese New Year holiday in February and March 2020, resulted from the epidemic control measures imposed by the local governments where we operate; and (2) the increase in share-based compensation expenses of approximately US$0.12 million, related to restricted shares granted and issued to our sales staff during the first fiscal quarter of 2020. For the three months ended June 30, 2020, the decrease in our sales and marketing expenses was primarily attributable to the decrease in performance based salary and bonus expenses, due to significant decrease in net revenues generated in the period, compared with the same period last year, as a result of the slow recovery of economy during the COVID-19 pandemic.

●	General and administrative expenses: General and administrative expenses was US$3.93 million and US$1.13 million for the six and three months ended June 30, 2020, respectively, compared with US$2.06 million and US$1.25 million for the six and three months ended June 30, 2019, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other office expenses. For the six months ended June 30, 2020, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in share-based compensation expenses of approximately US$1.52 million, due to restricted shares granted and issued in the first fiscal quarter of 2020; and (2) the increase in allowance for doubtful accounts of approximately US$0.29 million. For the three months ended June 30, 2020, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in allowance for doubtful accounts of approximately US$0.07 million; (2) the decrease in share-based compensation expenses of approximately US$0.03 million; and (3) the decrease in general departmental expenses of approximately US$0.16 million, due to cost reduction plan executed by management after the COVID-19 outbreak.

●	Research and development expenses: Research and development expenses was approximately US$0.33 million and US$0.36 million for the six and three months ended June 30, 2020, respectively, compared with approximately US$0.12 million and US$0.16 million for the six and three months ended June 30, 2019, respectively. Our research and development expenses primarily consist of salaries and benefits of our research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$3.30 million and US$1.96 million for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, we incurred a loss from operations of approximately US$1.02 million and US$1.22 million respectively.

Change in fair value of warrant liabilities: we issued warrants in our Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$0.07 million and US$0.02 million was recorded for the six and three months ended June 30, 2020, respectively, compared with a gain of change in fair value of these warrant liabilities of approximately US$0.47 million and US$0.82 million recorded for the six and three months ended June 30, 2019, respectively.

Loss before income tax (expense)/benefit and noncontrolling interests: As a result of the foregoing, our loss before income tax (expense)/benefit and noncontrolling interest was approximately US$3.21 million and US$1.52 million for the six months ended June 30, 2020 and 2019, respectively. Our loss before income tax (expense)/benefit and noncontrolling interest was approximately US$0.98 million and US$0.42 million for the three months ended June 30, 2020 and 2019, respectively.

Income Tax (expense)/benefit: For the six months ended June 30, 2020, we recognized an approximately US$0.06 million income tax expense in relation to net income generated by one of our operating subsidiaries for the period, and an approximately US$0.01 million income tax expense in relation to utilization of previously recognized deferred tax assets by another one of our PRC operating VIEs for the period. For the three months ended June 30, 2020, we reversed an approximately US$0.03 million income tax expense due to less net income generated by one of our operating subsidiaries, compared with its net income generated in the first fiscal quarter, and recognized an approximately US$0,02 million income tax expense in relation to utilization of previously recognized deferred tax assets by another one of our PRC operating VIEs for the period. For the six months ended June 30, 2019, we recognized an approximately US$0.006 million income tax expense in relation to utilization of previously recognized deferred tax assets by one of our PRC operating VIEs for the period. For the three months ended June 30, 2019, we reversed an approximately US$0.03 million income tax expenses in relation to utilization of previously recognized deferred tax assets by one of our PRC operating VIEs during the first fiscal quarter of 2019, due to further net loss incurred during the second fiscal quarter of 2019, which resulted in a less amount of utilization of the previously recognized deferred tax assets.

Net loss: As a result of the foregoing, for the six months ended June 30, 2020 and 2019, we incurred a total net loss of approximately US$3.28 million and US$1.52 million, respectively. For the three months ended June 30, 2020 and 2019, we incurred a total net loss of approximately US$0.97 million and US$0.38 million, respectively.

Net loss attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain and beneficially owns 51% equity interest in it. For the six months ended June 30, 2020 and 2019, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$0.002 million and US$0.005 million, respectively. For the three months ended June 30, 2020 and 2019, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$0.002 million and US$0.003 million, respectively.

Net loss attributable to ChinaNet Online Holdings, Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ChinaNet Online Holdings, Inc. Net loss attributable to ChinaNet Online Holdings, Inc. was US$3.28 million and US$1.52 million for the six months ended June 30, 2020 and 2019, respectively. Net loss attributable to ChinaNet Online Holdings, Inc. was approximately US$0.97 million and US$0.38 million for the three months ended June 30, 2020 and 2019, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2020, we had cash and cash equivalents of approximately US$1.06 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	Amounts in thousands of US dollars

Net cash provided by/(used in) operating activities	$1,165	$(2,325)
Net cash used in investing activities	(1,273)	(36)
Net cash used in financing activities	(427)	-
Effect of foreign currency exchange rate changes	(13)	23
Net decrease in cash, cash equivalents, and restricted cash	$(548)	$(2,338)

Net cash provided by/(used in) operating activities

For the six months ended June 30, 2020, our net cash provided by operating activities of approximately US$1.17 million were primarily attributable to:

(1)	net loss excluding approximately US$0.42 million of non-cash expenses of depreciation and amortization; approximately US$1.99 million share-based compensation expenses; approximately US$0.75 million allowance for doubtful accounts, approximately US$0.07 million gain in fair value of warrant liabilities and approximately US$0.01 million deferred tax expense yielded the non-cash item excluded net loss of approximately US$0.18 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers decreased by approximately US$2.09 million, primarily due to utilization of the prepayment made to suppliers in fiscal 2019 through Ad resource and other services received from suppliers during the six months ended June 30, 2020;

-	tax payables, short-term lease payment payables and other current liabilities increased by approximately US$0.46 million in the aggregate, primarily due to temporary delay of some payments as a result of the COVID-19 outbreak and some of the payments were not due until later periods, and

-	amount due from related parties decreased by approximately US$0.03 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	long-term prepayment increased by approximately US$0.75 million, which prepayment was made for the purchase of ad resource during the first fiscal quarter of 2020, and this amount was not expected to be consumed within one year of June 30, 2020;

-	advance from customers decreased by approximately US$0.36 million, primarily due to recognition of revenue from opening contract liabilities during the period;

-	accounts receivable and other current assets increased by approximately US$0.04 million; and

-	accounts payable, accruals decreased by approximately US$0.08 million.

For the six months ended June 30, 2019, our net cash used in operating activities of approximately US$2.33 million were primarily attributable to:

(1)	net loss excluding approximately US$0.05 million of non-cash expenses of depreciation and amortizations; approximately US$0.09 million amortization of operating lease right-of-use assets; approximately US$0.20 million share-based compensation; approximately US$0.46 million allowance for doubtful accounts; approximately US$0.47 million gain from change in fair value of warrant liabilities and approximately US$0.01 million deferred tax expense, yielded the non-cash items excluded net loss of approximately US$1.18 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	advance from customers and a related party increased by approximately US$1.79 million, in the aggregate, primarily due to new advance payments received that related to unsatisfied service performance obligations during the first half of 2019, which was partially offset by recognition of revenue from opening contract liabilities during the period;

-	due from related parties decreased by approximately US$0.23 million, primarily due to collection of US$0.2 million from an officer of our company and a portion of a related party loan of approximately US$0.03 million (Note 6);

-	unpaid lease payments related to a short-term lease we entered into during the second fiscal quarter of 2019 increased by approximately US$0.12 million,

-	taxes payable increased by approximately US$0.09 million; and

-	other current assets decreased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.87 million;

-	accounts payable decreased by approximately US$2.15 million, due to settlement with major suppliers of search engine resource in the first half of 2019;

-	accruals and other current liabilities decreased by approximately US$0.27 million in the aggregate, due to settlement of these operational liabilities and payment for operating lease liabilities during the first half of 2019;

-	Prepayment and deposit to suppliers increased by approximately US$0.08 million; and

-	we also prepaid approximately US$0.01 million lease payment during the period.

Net cash used in investing activities

For the six months ended June 30, 2020, (1) we invested RMB0.19 million (approximately US$0.03 million) to a newly established entity, in which we hold a 19% equity interest; (2) we made an additional payment of approximately US$0.30 million for the development of our blockchain technology-based platform applications; and (3) we lent to an unrelated third party a short-term loan of approximately US$0.94 million. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$1.27 million for the six months ended June 30, 2020.

For the six months ended June 30, 2019, we contributed our pro-rata share of cash investment of approximately US$0.04 million to an ownership investee company incorporated in October 2018, which transaction was recorded as a cash outflow from investing activities during the period.

Net cash used in financing activities

For the six months ended June 30, 2020, we repaid an approximately US$0.43 million short-term bank loan matured in January 2020.

For the six months ended June 30, 2019, we repaid an approximately US$0.44 million short-term bank loan matured in the first fiscal quarter of 2019, which we re-borrowed with the same amount during the same period.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2020 and December 31, 2019, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were both approximately US$6.34 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINANET ONLINE HOLDINGS, INC.

Date: August 14, 2020	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

