Form 10-Q
period 2020-09-30
ZW Data Action Technologies Inc.
filed 2020-11-13
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-34647

ZW Data Action Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 South Min Zhuang Road, Haidian District, Beijing, PRC 100195

(Address of principal executive offices) (Zip Code)

+86-10-6084-6616

(Registrant’s telephone number, including area code)

ChinaNet Online Holdings, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2020, the registrant had 21,741,926 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	September 30, 2020	December 31, 2019
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents *	$500	$1,603
Accounts receivable, net of allowance for doubtful accounts of $3,996 and $3,148, respectively *	2,282	3,260
Prepayment and deposit to suppliers *	6,301	6,980
Due from related parties, net *	58	81
Other current assets, net *	961	11
Total current assets	10,102	11,935

Long-term investments *	64	35
Operating lease right-of-use assets *	4	12
Property and equipment, net *	74	78
Intangible assets, net *	1,288	1,899
Blockchain platform applications development costs	4,189	3,879
Long-term prepayments	474	-
Deferred tax assets, net *	815	713
Total Assets	$17,010	$18,551

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$-	$430
Accounts payable *	552	408
Advance from customers *	2,822	2,006
Accrued payroll and other accruals *	442	491
Taxes payable *	3,290	3,214
Lease payment liability related to short-term leases *	222	136
Other current liabilities *	325	221
Warrant liabilities	103	107
Total current liabilities	7,756	7,013

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2020	December 31, 2019
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a director	129	125
Total Liabilities	7,885	7,138

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 21,741,926 shares and 19,629,403 shares at September 30, 2020 and December 31, 2019, respectively)	22	20
Additional paid-in capital	45,569	43,111
Statutory reserves	2,607	2,607
Accumulated deficit	(40,384)	(35,773)
Accumulated other comprehensive income	1,371	1,505
Total ZW Data Action Technologies Inc.’s stockholders’ equity	9,185	11,470

Noncontrolling interests	(60)	(57)
Total equity	9,125	11,413

Total Liabilities and Equity	$17,010	$18,551

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Furthermore, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$27,086	$39,025	$12,300	$15,113
From a related party	18	503	4	395
Total revenues	27,104	39,528	12,304	15,508
Cost of revenues	26,548	37,828	12,945	14,616
Gross profit/(loss)	556	1,700	(641)	892

Operating expenses
Sales and marketing expenses	293	461	58	111
General and administrative expenses	4,520	2,875	592	817
Research and development expenses	443	599	113	239
Total operating expenses	5,256	3,935	763	1,167

Loss from operations	(4,700)	(2,235)	(1,404)	(275)

Other income (expenses)
Interest expense, net	-	(33)	1	(10)
Other expenses	(4)	(6)	(21)	(2)
Change in fair value of warrant liabilities	4	351	(64)	(120)
Total other income	-	312	(84)	(132)

Loss before income tax benefit and noncontrolling interests	(4,700)	(1,923)	(1,488)	(407)
Income tax benefit	87	10	155	16
Net loss	(4,613)	(1,913)	(1,333)	(391)
Net loss attributable to noncontrolling interests	2	8	-	3
Net loss attributable to ZW Data Action Technologies Inc.	$(4,611)	$(1,905)	$(1,333)	$(388)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(4,613)	$(1,913)	$(1,333)	$(391)
Foreign currency translation (loss)/gain	(135)	97	(203)	73
Comprehensive loss	$(4,748)	$(1,816)	$(1,536)	$(318)
Comprehensive loss attributable to noncontrolling interests	3	6	2	1
Comprehensive loss attributable to ZW Data Action Technologies Inc.	$(4,745)	$(1,810)	$(1,534)	$(317)

Loss per share
Loss per common share
Basic and diluted	$(0.22)	$(0.12)	$(0.06)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	21,271,301	16,447,233	21,720,259	16,517,440

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,613)	$(1,913)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	622	66
Amortization of operating lease right-of-use assets	7	88
Share-based compensation expenses	2,066	307
Provision for allowances for doubtful accounts	751	445
Deferred taxes	(87)	(10)
Change in fair value of warrant liabilities	(4)	(351)
Changes in operating assets and liabilities
Accounts receivable	254	(289)
Prepayment and deposit to suppliers	1,077	(5,191)
Due from related parties	24	226
Other current assets	(5)	11
Long-term prepayments	(375)	-
Accounts payable	137	(1,946)
Advance from customers	754	4,151
Advance from a customer, related	-	9
Accrued payroll and other accruals	(55)	(242)
Lease payment liability related to short-term leases	81	180
Other current liabilities	(38)	291
Taxes payable	8	123
Prepaid lease payment	(9)	(10)
Net cash provided by/(used in) operating activities	595	(4,055)

Cash flows from investing activities
Investment to investee entities	(27)	(36)
Short-term loan to an unrelated party	(944)	-
Payment for blockchain platform applications development costs	(302)	-
Prepayment for software system development	-	(760)
Net cash used in investing activities	(1,273)	(796)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock (net of cash offering cost of US$8)	-	2,393
Proceeds from short-term bank loan	-	438
Repayment of short-term bank loan	(429)	(875)
Net cash (used in)/provided by financing activities	(429)	1,956

Effect of exchange rate fluctuation	4	(10)

Net decrease in cash and cash equivalents	(1,103)	(2,905)

Cash and cash equivalents at beginning of the period	1,603	3,742
Cash and cash equivalents at end of the period	$500	$837

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$2	$36

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2020	19,629,403	$20	$43,111	$2,607	$(35,773)	$1,505	$(57)	$11,413
Share-based compensation in exchange for services from nonemployees	430,000	-	477	-	-	-	-	477
Share-based compensation in exchange for services from employees and directors	1,632,523	2	1,905	-	-	-	-	1,907
Net loss for the period	-	-	-	-	(3,278)	-	(2)	(3,280)
Foreign currency translation adjustment	-	-	-	-	-	67	1	68
Balance, June 30, 2020 (unaudited)	21,691,926	22	45,493	2,607	(39,051)	1,572	(58)	10,585
Share-based compensation in exchange for services from nonemployees	50,000	-	76	-	-	-	-	76
Net loss for the period	-	-	-	-	(1,333)	-	-	(1,333)
Foreign currency translation adjustment	-	-	-	-	-	(201)	(2)	(203)
Balance, September 30, 2020 (Unaudited)	21,741,926	$22	$45,569	$2,607	$(40,384)	$1,371	$(60)	$9,125

See notes to unaudited condensed consolidated financial statements

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2019	16,382,543	$16	$38,275	$2,607	$(34,512)	$1,457	$(49)	$7,794
Share-based compensation	30,000	-	26	-	-	-	-	26
Net loss for the period	-	-	-	-	(1,517)	-	(5)	(1,522)
Foreign currency translation adjustment	-	-	-	-	-	24	-	24
Balance, June 30, 2019 (Unaudited)	16,412,543	16	38,301	2,607	(36,029)	1,481	(54)	6,322
Issuance of common stock for private placement, net of $0.008 million direct offering cost	1,608,430	2	2,391	-	-	-	-	2,393
Share-based compensation	-	-	14	-	-	-	-	14
Net loss for the period	-	-	-	-	(388)	-	(3)	(391)
Foreign currency translation adjustment	-	-	-	-	-	71	2	73
Balance, September 30, 2019 (Unaudited)	18,020,973	$18	$40,706	$2,607	$(36,417)	$1,552	$(55)	$8,411

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ZW Data Action Technologies Inc. (formerly known as ChinaNet Online Holdings, Inc.*)  (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing advertising, precision marketing, online to offline (O2O) sales channel expansion and the related data and technical services to small and medium enterprises (“SMEs”) in the PRC. In early 2018, the Company commenced to expand its business into the blockchain industry and the related technology. As of September 30, 2020, the Company was in the process of developing its blockchain-powered platform applications (See Note 11).

* Effective October 14, 2020, the Company changed its corporate name from ChinaNet Online Holdings, Inc. to ZW Data Action Technologies Inc.

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$249	$699
Accounts receivable, net	1,198	2,876
Prepayment and deposit to suppliers	4,176	3,998
Due from related parties, net	58	81
Other current assets, net	9	6
Total current assets	5,690	7,660

Long-term investments	64	35
Operating lease right-of-use assets	4	12
Property and equipment, net	39	40
Intangible assets, net	13	25
Deferred tax assets, net	815	713
Total Assets	$6,625	$8,485

Liabilities
Current liabilities:
Short-term bank loan	$-	$430
Accounts payable	290	408
Advance from customers	2,553	2,006
Accrued payroll and other accruals	188	132
Taxes payable	2,632	2,568
Lease payment liability related to a short-term lease	52	19
Other current liabilities	157	84
Total current liabilities	5,872	5,647

Total Liabilities	$5,872	$5,647

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Furthermore, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$23,683	$39,523	$11,135	$15,503
Cost of revenues	(24,051)	(37,828)	(11,729)	(14,616)
Total operating expenses	(1,515)	(2,407)	(123)	(545)
Net (loss)/income before allocation to noncontrolling interests	(1,802)	(742)	(642)	344

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of September 30, 2020 and for the nine and three months ended September 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC (the “2019 Form 10-K”) on May 27, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2020, its condensed consolidated results of operations for the nine and three months ended September 30, 2020 and 2019, and its condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Going concern

The Company incurred operating losses and may continue to incur operating losses, and as a result, to generate negative cash flows as the Company implements its future business plan. The Company’s net loss attributable to stockholders for the nine and three months ended September 30, 2020 was approximately US$4.61 million and US$1.33 million, compared with approximately US$1.91 million and US$0.39 million for the nine and three months ended September 30, 2019, respectively. As of September 30, 2020, the Company had cash and cash equivalents of approximately US$0.50 million, compared with approximately US$1.60 million as of December 31, 2019.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited condensed consolidated financial statements as of September 30, 2020 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional financing. The accompanying financial statements as of September 30, 2020 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2020	December 31, 2019

Balance sheet items, except for equity accounts	6.8101	6.9762

	Nine Months Ended September 30,
	2020	2019

Items in the statements of operations and comprehensive loss	6.9917	6.8541

	Three Months Ended September 30,
	2020	2019

Items in the statements of operations and comprehensive loss	6.9205	6.9872

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 are as follows:

		Fair value measurement at reporting date using
	As of September 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 17)	103	-	-	103

		Fair value measurement at reporting date using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 17)	107	-	-	107

g)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	18,004	30,134	8,706	11,554
--online advertising placements	5,679	9,131	2,429	3,725
--sales of effective sales lead information	-	253	-	224
--data and technical services	900	10	300	5
Ecommerce O2O advertising and marketing services	1,276	-	269	-
Technical solution services	1,245	-	600	-
Total revenues	$27,104	$39,528	$12,304	$15,508

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	25,859	39,275	11,704	15,284
Revenue recognized at a point in time	1,245	253	600	224
Total revenues	$27,104	$39,528	$12,304	$15,508

Contract costs

For the nine and three months ended September 30, 2020 and 2019, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract liabilities

The table below summarized the movement of the Company’s contract liabilities for the nine months ended September 30, 2020:

Contract liabilities
US$(’000)

Balance as of January 1, 2020	2,006
Exchange translation adjustment	49
Revenue recognized from beginning contract liability balances	(1,681)
Advances received from customers related to unsatisfied performance obligations	2,448
Balance as of September 30, 2020 (Unaudited)	2,822

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the nine and three months ended September 30, 2020 and 2019.

For the nine and three months ended September 30, 2020 and 2019, there is no revenue recognized from performance obligations that were satisfied in prior periods.

h)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2020 and 2019 were approximately US$0.44 million and US$0.60 million, respectively. Expenses for research and development for the three months ended September 30, 2020 and 2019 were approximately US$0.11 million and US$0.24 million, respectively.

i)	Lease

As of September 30, 2020, operating lease right-of-use assets recognized by the Company was approximately US$4,000. The Company had no operating lease liabilities as of September 30, 2020.

For the nine months ended September 30, 2020 and 2019, total operating lease cost recognized was approximately US$121,000 (including approximately US$114,000 of short-term lease cost) and US$284,000 (including approximately US$194,000 of short-term lease cost), respectively.

For the three months ended September 30, 2020 and 2019, total operating lease cost recognized was approximately US$37,000 (including approximately US$35,000 of short-term lease cost) and US$66,000 (including approximately US$64,000 of short-term lease cost), respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	September 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,278	6,408
Allowance for doubtful accounts	(3,996)	(3,148)
Accounts receivable, net	2,282	3,260

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2020 and December 31, 2019, the Company provided approximately US$4.00 million and US$3.15 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and related services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the nine and three months ended September 30, 2020, approximately US$0.75 million and US$nil million allowance for doubtful accounts was provided, respectively. For the nine and three months ended September 30, 2019, approximately US$0.45 million and US$nil million allowance for doubtful accounts was provided, respectively.

5.	Prepayments and deposit to suppliers, net

	September 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to internet resources providers	1,323	1,315
Prepayments to internet resources providers	4,121	4,361
Prepayment of license fee	591	1,062
Other deposits and prepayments	266	242
	6,301	6,980

6.	Due from related parties, net

	September 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	58	81
Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”)	176	172
	234	253
Allowance for doubtful accounts	(176)	(172)
Due from related parties, net	58	81

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019, due from Zhongwang Xiyue represented the outstanding receivable for advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of September 30, 2020 and December 31, 2019, due from related parties also included a short-term working capital loan of RMB1.2 million (approximately US$0.18 million) to Guohua Shiji, which the Company had provided full allowance to against.

7.	Other current assets, net

	September 30, 2020			December 31,2019
	Gross	Allowance for doubtful accounts	Net	Gross	Allowance for doubtful accounts	Net
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)

Staff advances for business operations	17	-	17	11	-	11
Short-term loan to an unrelated party	944	-	944	-	-	-
Overdue deposits	734	(734)	-	717	(717)	-
Total	1,695	(734)	961	728	(717)	11

As of September 30, 2020, other current assets primarily include a temporary working capital loan that the Company lent to an unrelated party during the nine months ended September 30, 2020. This loan is unsecured, interest free and payment on demand.

As of September 30, 2020 and December 31, 2019, other current assets also included an approximately RMB5 million (approximately US$0.7 million) overdue contractual deposit related to an advertising resources purchase contract that had been completed with no further cooperation. Based on the assessment of the collectability of this overdue deposit as of September 30, 2020 and December 31, 2019, the Company had provided full allowance to against this doubtful account.

8.	Long-term investments

As of September 30, 2020, the Company’s long-term investments consisted of an investment of approximately RMB0.25 million (approximately US$0.03 million) and an investment of RMB0.19 million (approximately US$0.03 million) in cash to two of its indirect equity ownership investee entities, Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively. The Company beneficially owns a 4.9% and a 19% equity interest in Local Chain Xi’an and Business Opportunity Chain Guangzhou, respectively.

The Company measures these investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

In July 2020, due to the facts that Shenzhen City Mingshan Network Technology Co., Ltd. (“Shenzhen Mingshan”) and ChinaNet Chuang Tou (Shenzhen) Co., Ltd. (“ChinaNet Chuang Tou”) had become dormant since 2015 and 2018, respectively, as approved by all the respective shareholders of these two entities, ChinaNet Chuang Tou and Shenzhen Mingshan were officially closed and deregistered with the competent local authorities. The Company used to own a 19% and a 23.18% equity interest in ChinaNet Chuang Tou and Shenzhen Mingshan, respectively. The Company’s equity investments in these entities had been fully impaired in previous years before the deregistration.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Property and equipment, net

	September 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	777	758
Office equipment	1,363	1,331
Electronic devices	960	937
Property and equipment, cost	3,100	3,026
Less: accumulated depreciation	(3,026)	(2,948)
Property and equipment, net	74	78

Depreciation expenses for the nine months ended September 30, 2020 and 2019 were approximately US$6,000 and US$53,000, respectively. Depreciation expenses for the three months ended September 30, 2020 and 2019 were approximately US$2,000 and US$10,000, respectively.

10.	Intangible assets, net

	As of September 30, 2020 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,418	-	(1,418)	-
Intangible assets subject to amortization:
Customer relationship	1,956	(1,956)	-	-
Non-compete agreements	1,076	(584)	(492)	-
Software technologies	301	(301)	-	-
Intelligent marketing data service platform	4,741	(1,920)	(2,821)	-
Internet safety, information exchange security and data encryption software	1,909	(430)	(1,479)	-
Cloud video management system	1,395	(346)	(1,049)	-
Cloud compute software technology	1,363	(932)	(418)	13
Licensed products use right	1,208	(105)	-	1,103
Other computer software	875	(703)	-	172
Total	$16,242	$(7,277)	$(7,677)	$1,288

	As of December 31, 2019
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,385	-	(1,385)	-
Intangible assets subject to amortization:
Customer relationship	1,909	(1,909)	-	-
Non-compete agreements	1,051	(571)	(480)	-
Software technologies	294	(294)	-	-
Intelligent marketing data service platform	4,629	(1,876)	(2,753)	-
Internet safety, information exchange security and data encryption software	1,863	(419)	(1,444)	-
Cloud video management system	1,362	(338)	(1,024)	-
Cloud compute software technology	1,331	(898)	(408)	25
Licensed products use right	1,202	(15)	-	1,187
Other computer software	872	(185)	-	687
Total	$15,898	$(6,505)	$(7,494)	$1,899

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses for the nine months ended September 30, 2020 and 2019 were approximately US$616,000 and US$13,000, respectively. Amortization expenses for the three months ended September 30, 2020 and 2019 were approximately US$205,000 and US$4,000, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 5.77 years as of September 30, 2020, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$0.21 million for the year ending December 31, 2020, approximately US$0.13 million for the year ending December 31, 2021, and approximately US$0.12 million each year for the year ending December 31, 2022 through 2024.

11.	Blockchain software application platform development costs

In February 2018, the Company entered into a technical development contract with an unrelated entity to develop a blockchain technology-based platform application for internal use by the Company. Total amount of the contract was US$4.5 million. In March 2018, the Company entered into a RMB3.0 million (approximately US$0.44 million) social network-based software application development contract with another unrelated entity, which software application the Company had further combined into the current under developing blockchain technology-based platform. These two blockchain technology-based applications are named OMG and Bo!News, respectively. As of September 30, 2020 and December 31, 2019, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company capitalized approximately US$4.19 million and US$3.88 million development costs in the aggregate under these two contracts, respectively. As of the date hereof, the Company is in the process of further developing and adjusting its blockchain-powered applications on the blockchain infrastructure platform to make the platform a better synergism with the current business and client base. The Company originally scheduled to complete the adjustments and upgrades of Bo!News, to launch the OMG for trial by the end of May 2020, and to complete the integration of BO!News and OMG for commercial release by the end of 2020. However, due to the COVID-19 outbreak in China during the first fiscal quarter of 2020, the Company currently anticipates that the commercial releasing schedule will likely be postponed.

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

As of September 30, 2020, long-term prepayments represented a portion of the Company’s prepayments, of which approximately US$0.37 million was paid to one of its advertising resource suppliers and the remaining approximately US$0.10 million was paid to one of its professional service suppliers. The Company recorded these amounts as long-term prepayments because they were not expected to be consumed within one year of September 30, 2020.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

14.	Accrued payroll and other accruals

	September 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	237	173
Accrued operating expenses	205	318
	442	491

15.	Taxation

As of September 30, 2020 and December 31, 2019, taxes payable consists of:

	September 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

PRC turnover tax and surcharge payable	1,280	1,244
PRC enterprise income tax payable	2,010	1,970
Total taxes payable	3,290	3,214

For the nine and three months ended September 30, 2020 and 2019, the Company’s income tax benefit consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	57	-
Deferred	87	10	98	16
Income tax benefit	87	10	155	16

The Company’s deferred tax assets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	10,148	9,160
Bad debts provision	890	743
Valuation allowance	(10,223)	(9,190)
Deferred tax assets, net	815	713

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The U.S. holding company has incurred aggregate NOLs of approximately US$22.8 million and US$20.3 million as of September 30, 2020 and December 31, 2019, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$25.2 million and US$23.6 million as of September 30, 2020 and December 31, 2019, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2030 due to certain subsidiary enjoys the High and New Technology Enterprise’s privileged NOLs carryforward policy. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$10.22 million and US$9.19 million valuation allowance as of September 30, 2020 and December 31, 2019, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the nine and three months ended September 30, 2020, the Company recorded approximately US$0.90 million and US$0.14 million deferred tax valuation allowance, respectively. For the nine months ended September 30, 2019, the Company recorded approximately US$0.42 million deferred tax valuation allowance. For the three months ended September 30, 2019, the Company reversed approximately US$0.03 million deferred tax valuation allowance.

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

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

	Investors warrants			Placement agent warrants
	December 31, 2019	June 30, 2020	September 30, 2020 #	December 31, 2019	June 30, 2020	September 30, 2020

Stock price	$1.17	$1.00		$1.17	$1.00	$2.02
Years to maturity	0.55	0.05		1.05	0.55	0.30
Risk-free interest rate	1.58%	0.19%		1.57%	0.18%	0.13%
Dividend yield	-	-		-	-	-
Expected volatility	60%	143%		80%	112%	133%
Exercise Price *	$1.4927	$1.4927		$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.11	$0.02	$-	$0.28	$0.20	$0.80

Warrant Liabilities (US$’000)	$71	$13	$-	$36	$26	$103

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Investors warrants			Placement agent warrants
	December 31, 2018	June 30, 2019	September 30, 2019	December 31, 2018	June 30, 2019	September 30, 2019

Stock price	$1.34	$1.35	$1.30	$1.34	$1.35	$1.30
Years to maturity	1.55	1.05	0.80	2.05	1.55	1.30
Risk-free interest rate	2.50%	1.73%	1.79%	2.50%	1.73%	1.57%
Dividend yield	-	-	-	-	-	-
Expected volatility	199%	90%	82%	176%	202%	83%
Exercise Price	$6.60	$6.60	$1.4927	$6.60	$6.60	$1.4927

Fair value of the warrant	$0.78	$0.05	$0.31	$0.80	$0.80	$0.43

Warrant Liabilities (US$’000)	$503	$32	$200	$103	$103	$55

* On September 25, 2019, as a result of the close on the first half of a private placement with a selected group of investors, the exercise price of the warrants issued in the 2018 Financing that contain the “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”) was adjusted to $1.4927.

# The investor warrants had expired during the three months ended September 30, 2020.

Changes in fair value of warrant liabilities

Nine and Three Months Ended September 30, 2020 (Unaudited)

	As of	As of	As of	Change in Fair Value (gain)/loss
	September 30, 2020	June 30, 2020	December 31, 2019	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020
Fair value of the Warrants:
Investor warrants	-	13	71	(71)	(13)
Placement agent warrants	103	26	36	67	77
Warrant liabilities	103	39	107	(4)	64

Nine and Three Months Ended September 30, 2019 (Unaudited)

	As of	As of	As of	Change in Fair Value (gain)/loss
	September 30, 2019	June 30, 2019	December 31, 2018	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019
Fair value of the Warrants:
Investor warrants	200	32	503	(303)	168
Placement agent warrants	55	103	103	(48)	(48)
Warrant liabilities	255	135	606	(351)	120

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants issued and outstanding as of September 30, 2020 and their movements during the nine months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2020	774,000	0.63	$1.4927	774,000	0.63	$1.4927
Granted/Vested	-			-
Expired	(645,000)			(645,000)
Exercised	-			-
Balance, September 30, 2020 (Unaudited)	129,000	0.13	$1.4927	129,000	0.13	$1.4927

18.	Restricted net assets

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

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2020 and December 31, 2019, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were both approximately US$6.21 million.

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

ZW DATA ACTION TECHNOLOGIES INC.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.08 million and US$0.26 million for the nine months ended September 30, 2020 and 2019, respectively. The total amounts for such employee benefits were approximately US$0.03 million and US$0.09 million for the three months ended September 30, 2020 and 2019, respectively.

20.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of September 30, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in China. The Company believes that these financial institutions located in China are of high credit quality. For accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable is significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the nine and three months ended September 30, 2020 and 2019, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F

Nine Months Ended September 30, 2020
Revenues, customer concentration risk	*	*	16%	*	*	-

Three Months Ended September 30, 2020
Revenues, customer concentration risk	*	*	21%	*	*	-

Nine Months Ended September 30, 2019
Revenues, customer concentration risk	11%	*	*	-	-	*

Three Months Ended September 30, 2019
Revenues, customer concentration risk	*	*	*	-	-	10%

As of September 30, 2020
Accounts receivable, customer concentration risk	33%	*	*	27%	15%	-

As of December 31, 2019
Accounts receivable, customer concentration risk	57%	13%	12%	-	-	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the nine and three months ended September 30, 2020 and 2019, respectively:

Supplier A

Nine Months Ended September 30, 2020
Cost of revenues, supplier concentration risk	78%

Three Months Ended September 30, 2020
Cost of revenues, supplier concentration risk	78%

Nine Months Ended September 30, 2019
Cost of revenues, supplier concentration risk	90%

Three Months Ended September 30, 2019
Cost of revenues, supplier concentration risk	88%

21.	Commitments and contingencies

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain technology-powered platform applications. Total contract amount of these two contracts was approximately US$4.94 million. As of September 30, 2020, the Company had paid approximately US$4.19 million in the aggerate, and the remaining unpaid contract amount is expected to be paid during the year ending December 31, 2020.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2020 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	24,583	1,276	-	1,245	-	27,104
Cost of revenues	24,847	1,125	-	576	-	26,548
Total operating expenses	2,361	15	5	2,875 (1)	-	5,256
Depreciation and amortization expense included in total operating expenses	617	-	2	3	-	622
Operating (loss)/income	(2,625)	136	(5)	(2,206)	-	(4,700)

Change in fair value of warrant liabilities	-	-	-	4	-	4

Expenditure for long-term assets	-	-	302	-	-	302

Net (loss)/income	(2,543)	110	(5)	(2,175)	-	(4,613)

Total assets- September 30, 2020	10,830	2,093	4,193	21,224	(21,330)	17,010
Total assets-December 31, 2019	13,332	2,075	3,885	21,338	(22,079)	18,551

(1)	Including approximately US$2,066 thousands share-based compensation expenses.

Three Months Ended September 30, 2020 (Unaudited)

	Internet Ad. and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	11,435	269	-	600	-	12,304
Cost of revenues	11,994	375	-	576	-	12,945
Total operating expenses	409	6	1	347 (1)	-	763
Depreciation and amortization expense included in total operating expenses	205	-	1	1	-	207
Operating loss	(968)	(112)	(1)	(323)	-	(1,404)

Change in fair value of warrant liabilities	-	-	-	(64)	-	(64)

Net loss	(893)	(94)	(1)	(345)	-	(1,333)

(1)	Including approximately US$79 thousands share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2019 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	39,528	-	-	-	-	39,528
Cost of revenues	37,828	-	-	-	-	37,828
Total operating expenses	2,525	42	18	1,350 (1)	-	3,935
Depreciation and amortization expense included in total operating expenses	47	-	2	17	-	66
Operating loss	(825)	(42)	(18)	(1,350)	-	(2,235)

Change in fair value of warrant liabilities	-	-	-	351	-	351

Expenditure for long-term assets	760	-	-	-	-	760

Net loss	(854)	(42)	(18)	(999)	-	(1,913)

(1)	Including approximately US$307 thousands share-based compensation expenses.

Three Months Ended September 30, 2019 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	15,508	-	-	-	-	15,508
Cost of revenues	14,616	-	-	-	-	14,616
Total operating expenses	675	6	7	479 (1)	-	1,167
Depreciation and amortization expense included in total operating expenses	12	-	1	1	-	14
Operating income/(loss)	217	(6)	(7)	(479)	-	(275)

Change in fair value of warrant liabilities	-	-	-	(120)	-	(120)

Expenditure for long-term assets	760	-	-	-	-	760

Net income/(loss)	221	(6)	(7)	(599)	-	(391)

(1)	Including approximately US$104 thousands share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ZW Data Technologies Inc. (numerator for basic and diluted loss per share)	$(4,611)	$(1,905)	$(1,333)	$(388)

Weighted average number of common shares outstanding -Basic and diluted	21,271,301	16,447,233	21,720,259	16,517,440

Loss per share-Basic and diluted	$(0.22)	$(0.12)	$(0.06)	$(0.02)

For the nine and three months ended September 30, 2020, the diluted loss per share calculation did not include warrants and options to purchase up to 129,000 and 277,976 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a loss for both periods.

For the nine and three months ended September 30, 2019, the diluted loss per share calculation did not include warrants and options to purchase up to 774,000 and 835,216 shares of the Company’s common stock, respectively, because their effect was anti-dilutive, as the Company incurred a net loss for both periods.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24.	Share-based compensation expenses

In February 2020, the Company granted and issued in the aggregate of approximately 1.60 million fully-vested shares of the Company’s restricted common stock to its management and employees for their services provided. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which is US$1.18 per share. Total compensation expenses of approximately US$1.89 million was recorded for the nine months ended September 30, 2020.

In March 2020, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of its independent directors in exchange for his services for the year ending December 31, 2020. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which is US$1.11 per share. Total compensation expenses recognized for the nine and three months ended September 30, 2020 was approximately US$0.02 million and US$0.01 million, respectively.

In March 2020, the Company granted and issued 0.43 million shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a two-year period until February 2022. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.11 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.48 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the nine and three months ended September 30, 2020 was approximately US$0.14 million and US$0.06 million.

In August 2020, the Company granted and issued 0.05 million shares of the Company restricted common stock to a information technology consulting and advisory service provider in exchange for its service for a one-year period ending July 2021. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.36 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.07 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the nine and three months ended September 30, 2020 was approximately US$0.01 million for both periods.

The table below summarized share-based compensation expenses recorded for the nine and three months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	122	-	-	-
General and administrative expenses	1,798	307	79	104
Research and development expenses	146	-	-	-
Total	2,066	307	79	104

The aggregate unrecognized share-based compensation expenses as of September 30, 2020 was approximately US$0.40 million, of which approximately US$0.08 million will be recognized for the year ending December 31, 2020, approximately US$0.28 million will be recognized for the year ending December 31, 2021 and approximately US$0.04 million will be recognized for the year ending December 31, 2022.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options issued and outstanding as of September 30, 2020 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2020	755,216	1.15	$2.43	755,216	1.15	$2.43
Granted/Vested	-			-
Expired	(477,240)		$2.10	(477,240)		$2.10
Exercised	-			-
Balance, September 30, 2020 (Unaudited)	277,976	1.16	$3.00	277,976	1.16	$3.00

25.	Subsequent event

In October 2020, the Company incorporated a new majority-owned subsidiary, Qiweilian (Guangzhou) Technology Co., Ltd. (“Qiweilian”), in which an unrelated party owns 49% and the Company owns 51% equity interest. Qiweilian was established for the development of digital business promotion services to SMEs based on WeChat.

The Company primarily conducts its operations in the PRC. In January 2020, an outbreak of a novel coronavirus (COVID-19) surfaced in Wuhan City, Hubei province of the PRC, and spread all over the country during the first fiscal quarter of 2020. The outbreak caused the Chinese government to require businesses to close, people to quarantine, and also to restrict certain travel within the country. The spread of COVID-19 has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. In cooperation with the government authorities, the Company’s operating offices (especially that in Xiaogan City, Hubei province) were shut down for approximately one to two months after the Chinese New Year Holiday and were unable to reopen until mid-March or early-April in 2020. The Company’s principle business activity is to provide online advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The pandemic of COVID-19 in the PRC had caused decreases or delays in advertising spending and had negatively impacted the Company’s short-term ability to grow revenues. While the COVID-19 pandemic is still in developing stages worldwide, international stock markets have begun to reflect the uncertainty associated with the slow-down in the global economy and the reduced levels of international travel experienced since the beginning of January 2020, large declines in oil prices and the significant decline in the Dow Industrial Average at the end of February 2020 and beginning of March 2020 was largely attributed to the effects of COVID-19. Although the Chinese government have declared the COVID-19 outbreak largely under control within its border, the Company will continue to assess its financial impacts for the remainder of the year. There can be no assurance that this assessment will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in the Company’s sector in particular.

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing advertising, precision marketing, online to offline sales channel expansion and the related data and technical services to SMEs in the PRC. Effective October 14, 2020, we changed our corporate name from ChinaNet Online Holdings, Inc. to ZW Data Action Technologies Inc. Our shareholders approved the name change as part of the Company’s annual shareholder meeting held on October 12, 2020.

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements on our web portals, provision of ecommerce O2O advertising and marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients.

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

In June 2020, we made an investment of RMB0.19 million (approximately US$0.03 million) in cash to Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), a newly established entity in which we beneficially own a 19% equity interest. Our investment to Business Opportunity Chain Guangzhou is aiming to further integrate our resources in customer base, media operations and technology for the development of webcast platform based business promotion service and franchise consultancy service.

In October 2020, we incorporated a new majority-owned subsidiary, Qiweilian (Guangzhou) Technology Co., Ltd. (“Qiweilian”), in which an unrelated party owns 49% and we own 51% equity interest. Qiweilian was established for the development of digital business promotion services to SMEs based on WeChat.

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

A.       RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$27,086	$39,025	$12,300	$15,113
From a related party	18	503	4	395
Total revenues	27,104	39,528	12,304	15,508
Cost of revenues	26,548	37,828	12,945	14,616
Gross profit/(loss)	556	1,700	(641)	892

Operating expenses
Sales and marketing expenses	293	461	58	111
General and administrative expenses	4,520	2,875	592	817
Research and development expenses	443	599	113	239
Total operating expenses	5,256	3,935	763	1,167

Loss from operations	(4,700)	(2,235)	(1,404)	(275)

Other income (expenses)
Interest expense, net	-	(33)	1	(10)
Other expenses	(4)	(6)	(21)	(2)
Change in fair value of warrant liabilities	4	351	(64)	(120)
Total other income	-	312	(84)	(132)

Loss before income tax benefit and noncontrolling interests	(4,700)	(1,923)	(1,488)	(407)
Income tax benefit	87	10	155	16
Net loss	(4,613)	(1,913)	(1,333)	(391)
Net loss attributable to noncontrolling interests	2	8	-	3
Net loss attributable to ZW Data Action Technologies Inc.	$(4,611)	$(1,905)	$(1,333)	$(388)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Nine Months Ended September 30,
	2020		2019
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$5,679	21.0%	$9,384	23.8%
-Distribution of the right to use search engine marketing service	18,004	66.4%	30,134	76.2%
-Data and technical services	900	3.3%	10	-
Internet advertising and related services	24,583	90.7%	39,528	100%
Ecommerce O2O advertising and marketing services	1,276	4.7%	-	-
Technical solution services	1,245	4.6%	-	-
Total	$27,104	100%	$39,528	100%

	Three Months Ended September 30,
	2020		2019
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$2,429	19.7%	$3,949	25.5%
-Distribution of the right to use search engine marketing service	8,706	70.8%	11,554	74.5%
-Data and technical services	300	2.4%	5	-
Internet advertising and related services	11,435	92.9%	15,508	100%
Ecommerce O2O advertising and marketing services	269	2.2%	-	-
Technical solution services	600	4.9%	-	-
Total	$12,304	100%	$15,508	100%

Total Revenues: Our total revenues decreased to US$27.10 million and US$12.30 million for the nine and three months ended September 30, 2020 from US$39.53 million and US$15.51 million for the same periods last year, respectively, which was primarily due to the decrease in revenues from our Internet advertising and distribution of the right to use search engine marketing service business categories, as a result of the COVID-19 outbreak during the first fiscal quarter and slow recovery in the second and third fiscal quarters of 2020.

●	Internet advertising revenues for the nine and three months ended September 30, 2020 was approximately US$5.68 million and US$2.43 million, respectively, compared with US$9.38 million and US$3.95 million for the nine and three months ended September 30, 2019, respectively. The decreases were directly attributable to the COVID-19 outbreak and business shutdown during the first fiscal quarter of 2020 in China, and slow recovery of economy in the following quarters. The decrease in revenues from our Internet advertising has gradually narrowed down to a less than 40% decrease in both the second and third fiscal quarter of 2020, compared with an approximately 50% decrease in the first fiscal quarter of 2020, which indicated a gradual improvement of our business after the COVID-19 outbreak.

●	Revenue generated from the distribution of the right to use search engine marketing service for the nine and three months ended September 30, 2020 decreased to approximately US$18.00 million and US$8.71 million, respectively, compared with approximately US$30.13 million and US$11.55 million for the nine and three months ended September 30, 2019, respectively, due to the same reason as discussed above. The performance of this business category also improved after the COVID-19 outbreak, with the decrease in revenues significantly narrowed down to 38% and 25% in the second and third fiscal quarter of 2020, respectively, compared with a 70% decrease in revenues in the first fiscal quarter of 2020.

●	For the nine and three months ended September 30, 2020, we generated an approximately US$1.28 million and US$0.27 million Ecommerce O2O advertising and marketing service revenues from the distribution of the advertising spaces in outdoor billboards we purchased from a third party.

●	For the nine months and three months ended September 30, 2020, we also generated an approximately US$1.25 million and US$0.60 million revenue from providing technical design and support services.

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

	Nine Months Ended September 30,
	2020			2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$5,679	$4,904	14%	$9,384	$8,887	5%
-Distribution of the right to use search engine marketing service	18,004	19,147	-6%	30,134	28,936	4%
-Data and technical services	900	796	12%	10	5	50%
Internet advertising and related services	24,583	24,847	-1%	39,528	37,828	4%
Ecommerce O2O advertising and marketing services	1,276	1,125	12%	-	-	-
Technical solution services	1,245	576	54%	-	-	-
Total	$27,104	$26,548	2%	$39,528	$37,828	4%

	Three Months Ended September 30,
	2020			2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$2,429	$1,998	18%	$3,949	$3,669	7%
-Distribution of the right to use search engine marketing service	8,706	9,731	-12%	11,554	10,947	5%
-Data and technical services	300	265	12%	5	-	100%
Internet advertising and related services	11,435	11,994	-5%	15,508	14,616	6%
Ecommerce O2O advertising and marketing services	269	375	-39%	-	-	-
Technical solution services	600	576	4%	-	-	-
Total	$12,304	$12,945	-5%	$15,508	$14,616	6%

Cost of revenues: our total cost of revenues decreased to US$26.55 million and US$12.95 million for the nine and three months ended September 30, 2020, respectively, from US$37.83 million and US$14.62 million for the nine and three months ended September 30, 2019, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource, license fee paid for providing data and technical services, and other direct costs associated with providing our services. The decrease in our total cost of revenues for the nine and three months ended September 30, 2020 was primarily due to the decrease in costs associated with the distribution of the right to use search engine marketing service we purchased from key search engines and cost related to providing Internet advertising services on our ad portals, which was in line with the decrease in the related revenues as discussed above.

●	Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the nine and three months ended September 30, 2020, our total cost of revenues for Internet advertising and data service decreased to approximately US$4.90 million and US$2.00 million, respectively, compared with approximately US$8.89 million and US$3.67 million for the nine and three months ended September 30, 2019, respectively, which was in line with the revenues decrease as discussed above. The gross margin rate of our Internet advertising and data service improved to 14% and 18% for the nine and three months ended September 30, 2020, respectively, compared with 5% and 7% for the same periods last year, respectively, which was attributable to our enhancement of data analysis capabilities and optimization of cost control mechanism.

●	Costs for distribution of the right to search engine marketing service was direct search engine resource costs consumed for the right to use search engine marketing service we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the nine and three months ended September 30, 2020, our total cost of revenues for distribution of the right to use search engine marketing service decreased to US$19.15 million and US$9.73 million, respectively, compared with US$28.94 million and US$10.95 million for the same periods last year, respectively. Gross margin rates of this service for the nine and three months ended September 30, 2020 was -6% and -12%, respectively, as we had to sell the resource pre-purchased from key search engines at a loss to meet our working capital needs and secure our client base under the circumstances of COVID-19 outbreak and slow recovery of economy after the pandemic. We are actively negotiating with our suppliers for more favorable discount, as a result, we anticipant slight improvement of the gross margin rate of this business category in future periods. Gross margin rates of this service was 4% and 5% for the nine and three months ended September 30, 2019, respectively.

●	For the nine and three months ended September 30, 2020, cost for our Internet advertising related data and technical service revenue was approximately US$0.80 million and US$0.27 million, respectively, which represented the amortized licensee fee for the use of the related data analysis and management system during the periods.

●	For the nine and three months ended September 30, 2020, cost for our Ecommerce O2O advertising and marketing service revenues was approximately US$1.13 million and US$0.38 million, respectively, which represented the amortized cost for the related outdoor billboards ad spaces we pre-purchased during the periods.

●	For the nine and three months ended September 30, 2020, we also incurred cost for providing technical design and support services of approximately US$0.58 million.

Gross profit/(loss)

As a result of the foregoing, we generated a gross profit of approximately US$0.56 million for the nine months ended September 30, 2020 and incurred a gross loss of US$0.64 million for the three months ended September 30, 2020, compared with gross profit of approximately US$1.70 million and US$0.89 million for the nine and three months ended September 30, 2019, respectively. Our overall gross margin was 2% and -5% for the nine and three months ended September 30, 2020, respectively, compared with 4% and 6% for the same periods last year, respectively. The decrease in our overall gross margin for the nine and three months ended September 30, 2020, compared with that in the same periods last year, respectively was primarily attributable to the gross loss rate of -6% and -12% incurred for our main stream of service revenues, i.e. the distribution of the right to search engine marketing service business category, for the nine and three months ended September 30, 2020, respectively, which revenues constituted approximately 66% and 71% of our total revenues for the nine and three months ended September 30, 2020, respectively.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2020		2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$27,104	100%	$39,528	100%
Gross Profit	556	2%	1,700	4%
Sales and marketing expenses	293	1%	461	1%
General and administrative expenses	4,520	17%	2,875	7%
Research and development expenses	443	2%	599	2%
Total operating expenses	$5,256	19%	$3,935	10%

	Three Months Ended September 30,
	2020		2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$12,304	100%	$15,508	100%
Gross (Loss)/Profit	(641)	-5%	892	6%
Sales and marketing expenses	58	-%	111	1%
General and administrative expenses	592	5%	817	5%
Research and development expenses	113	1%	239	2%
Total operating expenses	$763	6%	$1,167	8%

Operating Expenses: Our total operating expenses was approximately US$5.26 million and US$0.76 million for the nine and three months ended September 30, 2020, respectively, compared with approximately US$3.94 million and US$1.17 million for the nine and three months ended September 30, 2019, respectively.

●	Sales and marketing expenses: Sales and marketing expenses decreased to US$0.29 million and US$0.06 million for the nine and three months ended September 30, 2020, respectively, compared with approximately US$0.46 million and US$0.11 million for the nine and three months ended September 30, 2019, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues For the nine months ended September 30, 2020, the changes in our sales and marketing expenses was primarily due to the following reasons: (1) staff salary and benefit expenses and general departmental expenses decreased by approximately US$0.29 million, due to office shutdown during the first fiscal quarter of 2020, resulted from the COVID-19 outbreak during the period and related epidemic control measures imposed by the local governments where we operate, and slow recovery of business performance after the outbreak in the following quarters; and (2) the increase in share-based compensation expenses of approximately US$0.12 million, related to restricted shares granted and issued to our sales staff during the first fiscal quarter of 2020. For the three months ended September 30, 2020, the decrease in our sales and marketing expenses was primarily attributable to the decrease in performance based salary and bonus expenses, due to significant decrease in net revenues generated in the period, compared with the same period last year, as a result of the slow recovery of economy during the COVID-19 pandemic.

●	General and administrative expenses: General and administrative expenses was US$4.52 million and US$0.59 million for the nine and three months ended September 30, 2020, respectively, compared with US$2.88 million and US$0.82 million for the nine and three months ended September 30, 2019, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other office expenses. For the nine months ended September 30, 2020, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in share-based compensation expenses of approximately US$1.49 million, due to restricted shares granted and issued in the first fiscal quarter of 2020; and (2) the increase in allowance for doubtful accounts of approximately US$0.31 million. For the three months ended September 30, 2020, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in allowance for doubtful accounts of approximately US$0.02 million; (2) the decrease in share-based compensation expenses of approximately US$0.03 million; and (3) the decrease in general departmental expenses of approximately US$0.22 million, due to cost reduction plan executed by management after the COVID-19 outbreak.

●	Research and development expenses: Research and development expenses was approximately US$0.44 million and US$0.11 million for the nine and three months ended September 30, 2020, respectively, compared with approximately US$0.60 million and US$0.24 million for the nine and three months ended September 30, 2019, respectively. Our research and development expenses primarily consist of salaries and benefits of our research and development staff, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. The decrease in research and development expenses for the nine and three months ended September 30, 2020, compared with that in the respective same period last year, were primarily due to the cost reduction plan executed by the management.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$4.70 million and US$2.24 million for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, we incurred a loss from operations of approximately US$1.40 million and US$0.28 million respectively.

Change in fair value of warrant liabilities: we issued warrants in our 2018 Financing consummated in January 2018, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$0.004 million was recorded for the nine months ended September 30, 2020, compared with a gain of approximately US$0.35 million recorded for the nine months ended September 30, 2019. For the three months ended September 30, 2020, a loss of change in fair value of these warrant liabilities of approximately US$0.06 million was recorded, compared with a loss of approximately US$0.12 million recorded for the three months ended September 30, 2019.

Loss before income tax benefit and noncontrolling interests: As a result of the foregoing, our loss before income tax benefit and noncontrolling interest was approximately US$4.70 million and US$1.92 million for the nine months ended September 30, 2020 and 2019, respectively. Our loss before income tax benefit and noncontrolling interest was approximately US$1.49 million and US$0.41 million for the three months ended September 30, 2020 and 2019, respectively.

Income Tax benefit: For the nine and three months ended September 30, 2020, we recognized an approximately US$0.09 million and US$0.16 million income tax benefit, respectively, in relation to deferred tax assets we expect to be able to utilized in future periods. For the nine and three months ended September 30, 2019, we recognized an additional deferred tax benefit of both approximately US$0.08 million, related to deferred tax assets we expect to be able to utilized in future periods, and these deferred tax benefit amounts recognized were partially offset by the approximately US$0.07 million and US$0.06 million of income tax expense incurred for the nine and three months ended September 30, 2019, respectively, through utilization of previously recognized, deferred tax assets, due to earnings generated during the periods by one of our operating entities. As a result, for the nine and three months ended September 30, 2019, we recognized a net income tax benefit of approximately US$0.01 million and US$0.02 million, respectively.

Net loss: As a result of the foregoing, for the nine months ended September 30, 2020 and 2019, we incurred a total net loss of approximately US$4.61 million and US$1.91 million, respectively. For the three months ended September 30, 2020 and 2019, we incurred a total net loss of approximately US$1.33 million and US$0.39 million, respectively.

Net loss attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain and beneficially owns 51% equity interest in it. For the nine months ended September 30, 2020 and 2019, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$0.002 million and US$0.008 million, respectively. For the three months ended September 30, 2020 and 2019, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$nil million and US$0.003 million, respectively.

Net loss attributable to ZW Data Action Technologies Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ZW Data Action Technologies Inc. Net loss attributable to ZW Data Action Technologies Inc. was US$4.61 million and US$1.91 million for the nine months ended September 30, 2020 and 2019, respectively. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$1.33 million and US$0.39 million for the three months ended September 30, 2020 and 2019, respectively.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2020, we had cash and cash equivalents of approximately US$0.50 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	Amounts in thousands of US dollars

Net cash provided by/(used in) operating activities	$595	$(4,055)
Net cash used in investing activities	(1,273)	(796)
Net cash (used in)/provided by financing activities	(429)	1,956
Effect of exchange rate fluctuation	4	(10)
Net decrease in cash and cash equivalents	$(1,103)	$(2,905)

Net cash provided by/(used in) operating activities

For the nine months ended September 30, 2020, our net cash provided by operating activities of approximately US$0.60 million were primarily attributable to:

(1)	net loss excluding approximately US$0.63 million of non-cash expenses of depreciation and amortization; approximately US$2.07 million share-based compensation expenses; approximately US$0.75 million allowance for doubtful accounts, approximately US$0.004 million gain in fair value of warrant liabilities and approximately US$0.09 million deferred tax benefit yielded the non-cash item excluded net loss of approximately US$1.26 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable decreased by approximately US$0.25 million in the aggregate;

-	prepayment and deposit to suppliers decreased by approximately US$1.08 million, primarily due to utilization of the prepayment made to suppliers in fiscal 2019 through Ad resource and other services received from suppliers during the nine months ended September 30, 2020;

-	advance from customers increased by approximately US$0.75 million, primarily due to new advance payments received that related to unsatisfied service performance obligations during the first nine months of 2020, which was partially offset by recognition of revenue from opening contract liabilities during the period;

-	accounts payable, tax payables and short-term lease payment payables increased by approximately US$0.23 million in the aggregate, primarily due to temporary delay of some payments as a result of the COVID-19 outbreak and some of the payments were not due until later periods, and

-	amount due from related parties decreased by approximately US$0.02 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	long-term prepayment increased by approximately US$0.38 million, which prepayment was made for the purchase of ad resource during the first fiscal quarter of 2020, and this amount was not expected to be consumed within one year of September 30, 2020;

-	accruals decreased by approximately US$0.06 million;

-	other current liabilities decreased by approximately US$0.04 million; and

-	we also prepaid approximately US$0.01 million lease payment during the period.

For the nine months ended September 30, 2019, our net cash used in operating activities of approximately US$4.06 million were primarily attributable to:

(1)	net loss excluding approximately US$0.07 million of non-cash expenses of depreciation and amortizations; approximately US$0.09 million amortization of operating lease right-of-use assets; approximately US$0.31 million share-based compensation; approximately US$0.45 million allowance for doubtful accounts; approximately US$0.35 million gain from change in fair value of warrant liabilities and approximately US$0.01 million deferred tax benefit, yielded the non-cash items excluded net loss of approximately US$1.37 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	advance from customers and a related party increased by approximately US$4.16 million, in the aggregate, primarily due to new advance payments received that related to unsatisfied service performance obligations during the first nine months of 2019, which was partially offset by recognition of revenue from opening contract liabilities during the period;

-	due from related parties decreased by approximately US$0.23 million, primarily due to collection of US$0.2 million from an officer of our company and a portion of a related party loan of approximately US$0.03 million;

-	unpaid lease payments related to short-term lease agreements we entered into during the second and third fiscal quarter of 2019 increased by approximately US$0.18 million;

-	taxes payable increased by approximately US$0.12 million;

-	other current liabilities increased by approximately US$0.29 million; and

-	other current assets decreased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.29 million;

-	accounts payable decreased by approximately US$1.95 million, due to settlement with major suppliers of search engine resource during 2019;

-	accruals decreased by approximately US$0.24 million, due to settlement of these operational liabilities and payment for operating lease liabilities during 2019;

-	prepayment and deposit to suppliers increased by approximately US$5.19 million, primarily due to increase in prepayments for the purchase of search engine resource as required by the major suppliers, and prepayments for the implementation, training and license fees of a software system incurred during the third quarter of 2019; and

-	we also prepaid approximately US$0.01 million lease payment during the period.

Net cash used in investing activities

For the nine months ended September 30, 2020, (1) we invested RMB0.19 million (approximately US$0.03 million) to a newly established entity, in which we hold a 19% equity interest; (2) we made an additional payment of approximately US$0.30 million for the development of our blockchain technology-based platform applications; and (3) we lent to an unrelated third party a short-term loan of approximately US$0.94 million. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$1.27 million for the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, (1) we contributed our pro-rata share of cash investment of approximately US$0.04 million to an ownership investee company incorporated in October 2018; and (2) we prepaid US$0.76 million for the development of a software system. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$0.80 million for the nine months ended September 30, 2019.

Net cash (used in)/provided by financing activities

For the nine months ended September 30, 2020, we repaid an approximately US$0.43 million short-term bank loan matured in January 2020.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of September 30, 2020 and December 31, 2019, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were both approximately US$6.21 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZW DATA ACTION TECNOLOGIES INC.

Date: November 13, 2020	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

By:		/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

