Form 10-K
period 2020-12-31
ZW Data Action Technologies Inc.
filed 2021-04-13
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

;

COMMISSION FILE NO. 001-34647

ZW DATA ACTION TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1106, Xinghuo Keji Plaza, No. 2 Fengfu Road, Fengtai District, Beijing, PRC

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
Yes ☐   No ☒

The aggregate market value of the 15,866,895 shares of common equity stock held by non-affiliates of the Registrant was approximately $15,866,895 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.00 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 13, 2021 was 31,304,915.

2

3

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at www.zdat.com.

PART I

ITEM 1	BUSINESS

We are a holding company that conducts our primary businesses through our PRC subsidiaries and operating entities (the “VIEs”). We primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system.

We derive our revenue principally by:

●	distributing the right to use search engine marketing service we purchased from key search engines to increase the sales lead conversion rate for our clients’ business promotion on both mobile and PC searches;

●	selling Internet advertising space on our advertising portals and providing related data service to our clients through the Internet advertising management systems developed and managed by us;

●	selling effective sales lead information; and

●	providing other e-commerce O2O advertising and marketing and related value-added technical services.

We generated total revenues of US$38.4 million for the year ended December 31, 2020, compared with US$58.1 million in 2019. Net loss attributable to our stockholders was US$5.22 million and US$1.26 million for the years ended December 31, 2020 and 2019, respectively.

In early 2018, we commenced to expand our business into the blockchain industry and the related technology. In January 2018, we announced our strategic partnership with Wuxi Jingtum Network Technology ("Jingtum”), a credible blockchain ecology builder. This strategic partnership with Jingtum is focused on blockchain technology to build a credible, fair and transparent platform for business opportunities and transactions. We aim to build a credible, traceable, and highly secured blockchain application infrastructure platform and develop effective business applications, including both mobile and web applications, to meet the large demand from the small and medium enterprises (“SMEs”). We believe that the applications of blockchain in the field of business development and marketing can help SMEs build a new business ecosystem based on algorithmic trust. With the introduction of blockchain technology, we will gradually shift our platform-centric services in the past towards decentralizing services, solving trust issues in business cooperation and services and enhancing user vitality and loyalties. We also plan to gradually shift from providing information services to providing transaction services for business opportunities so as to create a multi-industry and cross-chain value-based internet sharing business.

For the years ended December 31, 2020 and 2019, as we initiated our Business Opportunity Social Ecosystem (“BOSE”), we were in the process of developing two blockchain-technology powered platform applications named BO!News and OMG, respectively. Our blockchain-powered platform together with the applications aim to build a social community which facilitates various types of users, such as business owners, entrepreneurs, suppliers and customers or any individual who is interested in starting up a business, to share business opportunities and related information and allows users to conduct certain business transactions that can be recorded and verified through the blockchain-technology applied by our applications. In return, our platform will use a reward point mechanism generated on blockchain in the form of token to keep track and award the users for their contributions to our platform applications. These reward points are not associated with any cryptocurrency and will not be listed in any crypto exchange can only be used within our BOSE, such as, exchange for our advertising and marketing services.

We have engaged RedRun Limited (“RedRun”) and Beijing Shengshi Kaida Technical Service Co., Ltd. (“Shengshi Kaida”) for the development of OMG and Bo!News, respectively. Total contract amounts for OMG and Bo!News is US$4.5 million and US$0.46 million, respectively. The following table summarized the material remaining development costs of these blockchain-powered applications as of December 31, 2020.

	Total	Estimated Payment Schedule
	Amount	Q3 2021	Q4 2021
	(US$’000)	(US$’000)	(US$’000)

Remaining development costs under RedRun Agreement:	462	300	162
Remaining development costs under Shengshi Kaida Agreement	92	-	92
Total Remaining Development Costs:	554	300	254

Our platform will support two blockchain-powered Apps: BO!News and OMG.

Our users will use BO!News on account of that we publish it as an App for life and entrepreneurial social interaction app, which enables its future users an much easier access to daily news, social medias and social information associating with daily life events and entrepreneurship. In chorus, they can contribute and share their own experiences by generating their personal contents in writing, forwarding from other medias, streaming or short videos. In return, they would be rewarded with reward points in form of token, which are recorded on the blockchain for a transparent and creditable proof with a fixed value (which value is not finally determined yet). The reward points in form of token issued by the BO!News App, are not associated with cryptocurrency and will not be listed in any crypto exchange. These reward points are also not transferrable and can only be used to exchange goods or products within our ecosystem, i.e. the BOSE, of ChinaNet. For example, to exchange for advertising service, or other gifts offered on the App, which will be further identified to the public when the DAU (“Daily Active User”) of BO!News App reaches sustainable level. With the anticipated sustainable level of DAU on the App, we would also be able to introduce BO!News as a new marketing channel for our existing client base, as well as acquisition of new clients, and to generate additional recurring internet advertising revenues accordingly.

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

In early December 2020, we completed our Blockchain Integrated Framework, or BIF, for retail business, to provide a framework platform for more accessible and efficient integration of small and medium sized retail business users. BIF provides on-time delivery, real-time information, and record-time service for retail business users while consolidating both Key Opinion Leader (“KOL”) and Online-to-Offline marketing and advertising information. Harnessing the benefits of blockchain-powered technology, we believe BIF could improve security, give retailers more control over their data, and create new forms of marketing to help retailers meet consumer needs with higher precision and capture the value otherwise missed. We plan to complete the integration of BO!News and OMG onto BIF for commercial release by the first half of 2021 and launch BIF to retail business users before the end of the third fiscal quarter of 2021.

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

In early December 2020, we announced the official opening of our first live streaming platform in Guangzhou, China. It features livestreaming ecommerce, ecommerce support service, influencer stream shopping, private traffic boosting, supply chain service, and supply chain finance.

With further enhancement of technology on both blockchain development and internet traffic and data analytics for the implementation of BOSE, in January and February 2021, we have initiated and executed a series of partnerships and cooperation to execute our business plans on building up BOSE to capture the business opportunity with the opening of our live steaming platform. Our preliminary business plans include: connecting BOSE to Enterprise Wechat and CRM SaaS for consolidating and accumulating behavior data in social media; enhancing online branding and management service and aggregating more efficient ROI and cost-effective advertising and marketing services to our clients; offering services for the supply chain finance with the focus on the target audiences of KOLs and O2O e-commerce merchants, with options and selections of digital assets, and adopting crypto payment gateways with licensed partners; utilizing upgraded decentralized financial technology and building Defi service on BIF platform for intellectual property rights with expansion of the BIF technology on blockchain mining.

In December 2020, we completed an offering of shares of our common stock together with warrants which resulted in gross proceeds of $7.0 million (the “2020 Financing”). In February 2021, we completed an additional offering of shares of common stock and a concurrent private placement of warrants to purchase common stock which results in gross proceeds of $18.7 million (the “February 2021 Financing”).

Impact of COVID-19 on Our Operations and Financial Performance

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics in China, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) pandemic in China resulted in increased travel restrictions, and shutdown of businesses, which has caused slower recovery of the China economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. We experienced a decrease in revenue in 2020 due to the outbreak. COVID-19 affected a significant number of our workforce employed in our operations, and as a result we are experiencing a slow resumption of operations and may experience delays or the inability to delivery our service on a timely basis. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the COVID-19 pandemic impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the COVID-19 pandemic and the actions taken by governments and private businesses to attempt to contain the coronavirus. The COVID-19 situation is likely to result in a potential material adverse impact on our business, results of operations and financial condition in the short run if it has become worse in China. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

Our Subsidiaries, Variable Interest Entities (VIEs) and Ownership Interest Investment Affiliates

As of December 31, 2020, our corporate structure is set forth below:

ChinaNet Online Holdings, Inc. (Nevada)
100%
China Net Online Media Group Limited (BVI)
ChinaNet Online Holdings Korea (Korea)
15%
Grandon Investments Limited (BVI)
100%
Winner Glory Limited (Hong Kong)
100%
100%
100%
CNET Online Technology Co. Limited (Hong Kong)
ChinaNet Investment Holding Ltd. (BVI)
Overseas
PRC
100%
Rise King Century Technology Development (Beijing) Co., Ltd. (PRC)
Business Opportunity Online (Beijing) Network Technology Co., Ltd. (PRC)
Contractual Arrangements
Contractual Arrangements
Beijing CNET Online Advertising Co., Ltd. (PRC).
100%
ChinaNet Online Holdings Co., Ltd. (PRC)
51%
Business Opportunity Chain (Beijing) Technology Development Co., Ltd. (PRC)
4.9%
Local Chain (Xi'an) Information Technology Co., Ltd. (PRC)
100%
19%
100%
100%
100%
100%
Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (PRC)
Guohua Shiji (Beijing) Communication Co., Ltd. (PRC)
Business Opportunity Online (Hubei) Network Technology Co., Ltd. (PRC)
Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (PRC)
Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (PRC) (1)
Beijing Hong Da Shi Xing Network Technology Co., Ltd. (PRC)
25.5%
100%
Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (PRC) (2)
ChinaNet Online (Guangdong) Technology Co., Ltd. (PRC)
51%
19%
Qiweilian (Guangzhou) Technology Co., Ltd. (PRC) (3)
Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (PRC)

(1)	We sold the entity to unrelated parties in January 2021.

(2)	The entity was liquidated and deregistered with the local authorities in February 2021.

(3)	We sold the entity to unrelated parties in March 2021.

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, we consummated a share exchange transaction with China Net Online Media Group Limited (“China Net BVI”) (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of ours and we are now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is primarily engaged in providing Internet advertising, precision marketing, e-commerce online to offline (“O2O”) advertising and marketing and the related data and technical services to SMEs in the PRC.

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

China has adopted a reformed system with respect to foreign investment administration, under which the Chinese government applies national treatment to foreign investors in terms of investment entry and the foreign investor needs to comply with the requirements as provided in The Special Administrative Measures for Foreign Investment (the “Negative List”). The Negative List will be issued by, amended or released upon approval by the State Council, from time to time. The Negative List will consist of a list of industries in which foreign investments are prohibited and a list of industries in which foreign investments are restricted. Foreign investors will be prohibited from making investments in prohibited industries, while foreign investments must satisfy certain conditions for investments in restricted industries, such as: there always a limitation on foreign investment and ownership. Foreign investments and domestic investments in industries outside the scope of the prohibited industries and restricted industries will be treated equally. The most recent version of the Negative List was promulgated jointly by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”) on June 23, 2020, which came into effective on July 23, 2020 (the “2020 Negative List”).

The business of the PRC Operating Entities falls under the class of a business that provides Internet content or information services, a type of value-added telecommunication services, for which restrictions upon foreign ownership apply. The 2020 Negative List retains the restrictions on foreign ownership related to value-added telecommunication services. As a result, Rise King WFOE is not allowed to conduct the business the PRC Operating Entities companies are currently pursuing. Advertising business is open to foreign investment but used to require that the foreign investors of a WFOE should have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“SAIC”, currently known as the State Administration for Market Regulations, (“SAMR”)) on August 22, 2008, which was repealed in June 29, 2015. Before June 29, 2015, Rise King WFOE was not allowed to engage in the advertising business because its shareholder, China Net HK, did not meet such requirements. As a result, in order to control the business and operations of the PRC Operating Entities and consolidate the financial results of the two companies in a manner that does not violate the related PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Entities.

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

Please refer to the discussion of uncertainties and risks in relation to our VIE Structure on page 14 under Business-Government Regulation contained in Item 1 and page 24 under Risk Factors-Risks Relating to Regulation of Our Business and to Our Structure contained in Item 1A of this Annual Report.

As of December 31, 2020, besides China Net BVI, China Net HK and Rise King WFOE, as discussed above, we also have four other indirectly wholly-owned subsidiaries, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), Grandon Investments Limited, a British Virgin Islands company (“Grandon BVI”), Winner Glory Limited, a Hong Kong company and ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online PRC”). ChinaNet Investment BVI co-founded ChinaNet Online Holdings Korea, a Korean company (“ChinaNet Korea”) with four unaffiliated individuals and beneficially owns 15% equity interest in ChinaNet Korea. The business activities of ChinaNet Korea are currently dormant. ChinaNet Online PRC co-founded Business Opportunity Chain (Beijing) Technology Development Co., Ltd., a PRC company (“Business Opportunity Chain Beijing”) with three unrelated parties, of which ChinaNet Online PRC owns 51% equity interest. Business Opportunity Chain Beijing was established to perform research and develop and provide other technical support for our blockchain business unit.

Our VIEs, VIEs’ subsidiaries and other ownership interest investment affiliates

As discussed above, through Rise King WFOE, we beneficially own two VIEs: Business Opportunities Online and Beijing CNET Online. Business Opportunities Online is primarily engaged in providing Internet advertising, precision marketing and related data service to the SMEs. The business activities of Beijing CNET Online are currently dormant.

As of December 31, 2020, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries in the PRC: Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) and Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”), all of which are engaged in providing Internet advertising, precision marketing and related data service to the SMEs. Beijing Shi Ji Cheng Yuan was subsequently sold by us to unrelated parties in January 2021.

To enhance the reliability of our future blockchain services and optimize location for client proximity, we expanded our corporate business and technology headquarters to the city of Guangzhou in Southern China. As a result, in May 2020, we incorporated a new wholly-owned subsidiary, ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong”), which primarily focuses on the overall business and technology development of our company and developing and operating blockchain technology-based products and services. In October 2020, we co-founded Qiweilian (Guangzhou) Technology Co., Ltd. (“Qiweilian Guangzhou”), in which we beneficially owned a 51% equity interest. In March 2021, due to changes in business strategy of the minority shareholder, we suspended the cooperation with the minority shareholder and sold our 51% equity interest in Qiweilian to unrelated parties.

As of December 31, 2020, we also beneficially own a 4.9% equity interest in Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an), a 19% equity interest in both Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”) and a 25.5% equity interest in Zhao Shang Ke Network Technology (Hubei) Co., Ltd. (“Zhaoshangke Hubei”). Except for Business Opportunity Chain Guangzhou, which is primarily engaged in the development of webcast platform based business promotion service and franchise consultancy service, the business activities of all other investee entities of us are dormant. Zhaoshangke Hubei was subsequently liquidated and deregistered with the local authorities in February 2021.

Industry and Market Overview

Overview of the Advertising Market in China

According to the advertising spend forecasts released by Dentsu International in January 2021, the global advertising spend will reach US$579 billion, with an estimated growth rate of 5.8% in 2021. Ad spend in the Asia Pacific is expected to grow by 5.9%, with share of digital forecast to increase 9.1% to a share of 57.5% of all spend.

China’s advertising market is slowing in step with its economy and was also adversely affected by the COVID-19 outbreak in the first fiscal quarter of 2020, however, still remains one of the key drivers of global growth of advertising. Dentsu International forecasts that China’s total advertising spend will grow by 5.3% and 5.0% in 2021 and 2022, respectively.

The growth of China’s advertising market is driven by a number of factors, including the sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in terms of gross domestic product (“GDP”), which amounted to US$15.5 trillion in 2020, grew by 2.3% year over year. China is the only major economy in the world that achieved positive economic growth in 2020. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB43,834 in 2020, adjusted by the price factors, the actual increase was 1.2%.

Overview of the Internet Advertising Industry

According to the advertising spend forecasts released by Dentsu International in January 2021, global ad-spend growth continues to be dominated by digital channels, which is expected to reach US$289.5 billion and 50.0% of the total ad-spend in 2021, and further increase to 51.2% of the total ad-spend in 2022.

In China, the Internet advertising market growth is expected to stem primarily from a higher internet penetration rate of just 70.4% by the end of December 2020, compared with 64.5% by the end of March 2020. Total internet users reached to approximately 989 million people by the end of December 2020, increased by approximately 85.4 million people, compared with that as of March 2020. (According to the 47th China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”) in February 2021). According to the 47th CNNIC report, as of December 2020, the mobile internet user reached to 986 million people, compared with 897 million people as of March 2020, which accounted for 99.7% of the total internet users, as compared with 99.3% as of March 2020.

According to a report published by iResearch Inc. in July 2020, online advertising revenue in China reached RMB646.43 billion Yuan (approximately US$93.7 billion) in 2019 and was estimated to hit RMB793.24 billion Yuan (approximately US$115.0 billion) in 2020, up 22.7% year-over-year. Its growth is forecasted to slow in step with its economy in the next few years, with an estimation of a year-over-year increase of 23.9% and 22.4% in 2021 and 2022, respectively.

The diagram below depicts the Market Scale of China’s Online Advertising from 2015 to 2022:

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

For the year ended December 31, 2020, we had approximately 660 clients who used our Internet advertising, marketing and data services, compared with 1,100 clients for the year ended December 31, 2019. We achieved US$35.6 million and US$56.9 million of Internet advertising, precision marketing and related data and technical services revenues for the years ended December 31, 2020 and 2019, respectively, which accounted for 92.7% and 97.9% of our total revenues for the years ended December 31, 2020 and 2019, respectively. The overall gross profit margin of this business segment decreased significantly to -0.2% for the year ended December 31, 2020 from 8% for the year ended December 31, 2019. The decrease in performances of this business segment was directly resulted from the COVID-19 outbreak and business shutdown during the first fiscal quarter of 2020 in China, and slow recovery of economy in the following quarters.

Other services revenues

For the year ended December 31, 2020, we achieved US$1.55 million e-commerce O2O advertising and marketing service revenues and US$1.25 million other technical solution service revenues. For the year ended December 31, 2019, we achieved US$1.2 million non-recurring software sales revenue.

Sales and Marketing

For the year ended December 31, 2020, we derived 92.7% of total net revenues from our Internet advertising and the provision of related data and technical services, compared with 97.9% for the year ended December 31, 2019.

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

Suppliers

Our suppliers are major search engines, Internet gateways, other advertising resources suppliers and technical service providers. Among these suppliers, for the year ended December 31, 2020, resources purchased from one of the largest search engines in China counted for approximately 78% of our search engine resource cost, compared with 89% for the year ended December 31, 2019.

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

Intellectual Property

As of December 31, 2020, we had twenty-four software copyright certificates issued by the State Copyright Office of the PRC, including, but not limited to, software systems covering monitor and management platforms on Internet advertising effects, analysis systems on Internet traffic statistics and Internet user behavior, analysis systems on log-based visit hotspot and browsing trails, analysis systems on mobile advertising platform and cloud-compute technology.

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

Regulations on the Value-added Telecommunication Services and Advertising Industry in China

Foreign Investments in Value-added Telecommunication Services

The Negative List restricts foreign investments in value-added telecommunication services, including providing Internet information services (“ICP”). In accordance with the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (“FITE Regulations”), which were issued by the State Council of the PRC on December 11, 2001, became effective on January 1, 2002 and was subsequently amended on September 10, 2008 and February 6, 2016, respectively. The FITE Regulations stipulate that foreign invested telecommunications enterprises in the PRC (“FITEs”) must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on the FITE’s operations. On June 30, 2016, the MIIT issued an Announcement of the Ministry of Industry and Information Technology (the “MIIT”) on Issues concerning the Provision of Telecommunication Services in the Mainland by Service Providers from Hong Kong and Macao, which provides that investors from Hong Kong and Macau may hold more than 50% of the equity in FITEs engaging in certain specified categories of value-added telecommunications services.

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

Foreign Investments in Advertising

In accordance with the Administrative Provision on Foreign Investment in the Advertising Industry, jointly promulgated by the SAMR and MOFCOM on August 22, 2008 and became effective on October 1, 2008, foreign investors can invest in PRC advertising companies either through wholly owned enterprises or joint ventures with Chinese parties. However, the foreign investor must have at least three years of direct operations outside China in the advertising industry as its core business. This requirement was reduced to two years if foreign investment in the advertising company is in the form of a joint venture. The Administrative Provision on Foreign Investment in the Advertising Industry was subsequently repealed by the SAMR and MOFCOM on June 29, 2015.

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

Business License and permits for ICP and Advertising Companies

All PRC legal entities may commence operations only upon obtaining a business license from the relevant local branch of the SAMR.

On October 27, 1994, the Tenth Session of the Standing Committee of the Eighth National People’s Congress adopted the Advertising Law, which became effective on February 1, 1995, and was subsequently amended on April 24, 2015 by the Fourteenth Session of the Standing Committee of the Twelfth National People’s Congress, and on October 26, 2018 by the Sixth Session of the Standing Committee of the Thirteenth National People’s Congress, respectively. The latest Revised Advertising Law became effective on October 26, 2018. According to the Revised Advertising Law and its various implementing rules, companies engaging in advertising activities must obtain from the SAMR or its local branches a business license which specifically includes within its scope the operation of an advertising business. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. We have obtained such a business license from the local branches of the SAMR as required by existing PRC regulations. We do not expect to encounter any difficulties in maintaining the business license. However, if we seriously violate the relevant advertising laws and regulations, the SAMR or its local branches may revoke our business licenses.

On September 25, 2000, the State Council issued the Measures for the Administration of Internet Information Services (“ICP Measures”). Under the ICP Measures, entities that provide information to online users on the Internet, or ICPs, are obliged to obtain an operating permit from the “MIIT or its local branch. ICP permits are subject to annual inspection. Our PRC operating VIEs engaged in ICP business have obtained their respective ICP permits and comply with the annual inspection and other related provisions. We do not expect to encounter any difficulties in maintaining the ICP operating permits. However, if we seriously violate the relevant ICP laws and regulations, the SAMR or its local branches may revoke our permits.

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

Advertisers, advertising operators, including advertising agencies, and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute is true and in full compliance with applicable laws. In providing advertising services, advertising operators and advertising distributors must review the supporting documents provided by advertisers for advertisements and verify that the content of the advertisements complies with applicable PRC laws, rules and regulations. Prior to distributing advertisements that are subject to government censorship and approval, advertising distributors are obligated to verify that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAMR or its local branches may revoke violators’ licenses or permits for their advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

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

Regulation on Intellectual Property

Regulation on Trademark

The Trademark Law of the PRC was adopted at the 24th meeting of the Standing Committee of the Fifth National People’s Congress on August 23, 1982 and amended on February 22, 1993, October 27, 2001, August 30, 2013 and November April 23, 2019, respectively. The Trademark Law sets out the guidelines on administration of trademarks and protection of the exclusive rights of trademark owners. In order to enjoy an exclusive right to use a trademark, one must register the trademark with the Trademark Office of China National Intellectual Property Administration under the SAMR and obtain a registration certificate.

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

Regulation on Copyright

The Copyright Law of the PRC was adopted at the 15th Meeting of the Standing Committee of the Seventh National People’s Congress on September 7, 1990 and amended on October 27, 2001, February 26, 2010, and November 11, 2020, respectively. Unlike patent and trademark protection, copyrighted works do not require registration for protection in China. However, copyright owners may wish to voluntarily register with the China Copyright Protection Center to establish evidence of ownership in the event enforcement actions become necessary. Consent from the copyright owners and payment of royalties are required for the use of copyrighted works. Copyrights of movies or other audio or video works usually expire fifty years after their first publication. The amended Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. The amended Copyright Law also requires registration of the pledge of a copyright.

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

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by PRC operating subsidiaries and VIEs include the Company Law of the PRC (1993), as amended in 2018 and the Foreign Investment Law and its Implementation Rules (2019). Under these laws and regulations, PRC subsidiaries and VIEs, including wholly owned foreign enterprises, or WFOEs, and domestic companies in China, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, its PRC subsidiaries and VIEs, including WFOEs and domestic companies, are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the cumulative amount of such reserve reaches 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Tax

On March 16, 2007, the Fifth Session of the Tenth National People’s Congress of PRC passed the Enterprise Income Tax Law of the People’s Republic of China, or EIT Law, which became effective on January 1, 2008 and was subsequently amended on February 24, 2017 and December 29, 2018, respectively. On November 28, 2007, the State Council at the 197th Executive Meeting passed the Regulation on the Implementation of the Income Tax Law of the People’s Republic of China, which became effective on January 1, 2008 and was subsequently amended on April 23, 2019. The EIT Law adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

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

Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, including CSRC, MOFCOM, SAT, SASAC, SAMR and SAFE, jointly promulgated the M&A Rules, which became effective on September 8, 2006, and was subsequently amended on June 22, 2009, to regulate foreign investment in PRC domestic enterprises. The M&A Rules provide that the MOFCOM must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exist: (i) the transaction involves an important industry in China; (ii) the transaction may affect national “economic security”; or (iii) the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China. The M&A Rules also contain a provision requiring offshore SPVs formed for the purpose of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and procedures for obtaining any required approval from the CSRC. In December 2020, the NDRC and the MOFCOM promulgated the Measures for the Security Review of Foreign Investment, which came into effect on January 18, 2021. As these measures are recently promulgated, official guidance has not been issued by the designated office in charge of such security review yet.

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

The M&A Rules also established additional procedures and requirements expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. These rules may also require the approval from the MOFCOM where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including MOFCOM approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business.

Human Capital Resources

Employees Profiles

As of December 31, 2020, we had 103 full-time employees, 14 of whom are in sales and marketing, 43 of whom are in operations and support, 30 of whom are in management and administration and 16 of whom are in technology support and R&D.

Employee Benefit Plans

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

Corporation Information

Our principal executive offices are located at Room 1106, Xinghuo Keji Plaza, No. 2 Fengfu Road, Fengtai District, Beijing, PRC. Our telephone number at this address is (86 10) 60846616 and our fax number is (86 10) 88857816. For more information, see our corporate website at www.zdat.com.

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

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics in China, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) pandemic in China resulted in increased travel restrictions, and shutdown of businesses, which has caused slower recovery of the China economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. We experienced a decrease in revenue in 2020 due to the outbreak. COVID-19 affected a significant number of our workforce employed in our operations, and as a result we are experiencing a slow resumption of operations and may experience delays or the inability to delivery our service on a timely basis. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the COVID-19 pandemic impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the COVID-19 pandemic and the actions taken by governments and private businesses to attempt to contain the coronavirus. The COVID-19 situation is likely to result in a potential material adverse impact on our business, results of operations and financial condition in the short run if it has become worse in China. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

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

Key employees, such as our chief executive officer, head of our Internet advertising business unit and head of our research and development team are essential to our ability to continue to grow our business. They have established relationships within the industries in which we operate. If they were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

We may be subject to intellectual property infringement claims or other allegations, which may materially and adversely affect our business, financial condition and prospects.

We cannot be certain that we do not or will not infringe patents, copyrights, trademarks or other intellectual property rights held by external parties. From time to time, we may be subject to legal proceedings and claims alleging infringement of patents, trademarks, copyrights or other intellectual property rights, or misappropriation of creative ideas or formats, or other infringement of proprietary, which may materially and adversely affect our business, financial condition and prospects.

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

The PRC Cyber Security Law, effective on June 1, 2017, stipulates that a network operator must adopt technical measures and other necessary measures in accordance with applicable laws and regulations as well as compulsory national and industrial standards to safeguard the safety and stability of network operations, effectively respond to network security incidents, prevent illegal and criminal activities, maintain the integrity, confidentiality and availability of network data. We are making efforts to comply with the applicable laws, regulations and standards, but there can be no assurance that our measures will be effective and sufficient under the PRC Cyber Security Law. If we were found by the regulatory authorities to have failed to comply with the PRC Cyber Security Law, we would be subject to warning, fines, confiscation of illegal revenue, revocation of licenses, cancellation of filings, shutdown of our platform or even criminal liability and our business, results of operations and financial condition would also be adversely affected. In addition, in light of the evolving regulatory framework of China for the protection of information in cyberspace, we may be subject to uncertainties of and adjustments to our business practices, which may incur additional operating expenses and adversely affect our results of operations and financial condition.

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

Given the continuing changing of the regulation regime and the government policy of this area in the PRC, an overall limited industry experiences in developing and operating a blockchain-powered platform, and our lack of operating history to serve as a transaction facilitation and verification services provider, our ability to generate substantial revenue from the blockchain-powered platform upon its launch remains unproven. It may be difficult for you to evaluate its performance and prospects.

Risks Relating to Regulation of Our Business and to Our Structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in industries in which we operate, we could be subject to severe penalties.

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

If our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations, or furthermore we will fail to complete any actions to be taken by companies with respect to existing contractual arrangements as mandated by future laws, administrative regulations or provisions prescribed by the State Council in a timely manner, or at all, the relevant PRC regulatory authorities, including the SAMR and the MIIT, which regulates ICP and advertising companies, would have broad discretion in dealing with such violations, including:

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

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, (the “M&A Rules”), which adopted by six PRC regulatory agencies, took effect as of September 8, 2006 and was subsequently amended on June 22, 2009.  This regulation, among other things, has certain provisions that require special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the regulation does not expressly provide that approval from the CSRC is required for the offshore listing of the SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

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

It may be difficult for overseas regulators to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

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

We conduct a substantial portion of our business through our operating subsidiaries and VIEs in China and are subject to income tax in the PRC. ZW Data Action Technologies Inc. is a Nevada corporation and is subject to income tax in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings.

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

Our executive officers, directors, and principal stockholders hold approximately 19% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 12, 2021, the closing trade price of our Common Stock was $2.63 per share. As of April 13, 2021, we had approximately 615 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.56 per share and a high price of $2.29 per share.

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

We currently have common stock purchase options outstanding to purchase up to 277,976 shares of our Common Stock in the aggregate issued to our management, executive directors and employees, subject to forfeiture upon an employee's cessation of employment at the discretion of the Company. The exercise price of these options is $3.00 per share, and these options will expire on November 29, 2021. We also have warrants outstanding to purchase up to 5,130,705 shares of our Common Stock, of which 129,000 warrants will expire on July 18, 2021, 2,030,865 will expire on December 14, 2023, and the remaining 2,970,840 warrants will expire on August 18, 2024. The exercise prices of these warrants range from $1.4927 to $4.4875 per share, subject to adjustment in certain circumstances. Exercise of these options and warrants may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these options and warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these options and warrants remain outstanding may be adversely affected by the existence of these options and warrants as well.

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

Our Common Stock is traded on the Nasdaq Stock Market LLC (“NASDAQ”), a national securities exchange. On April 21, 2020, we received a notice (the “Notice”) from NASDAQ indicating that our Common Stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the Notice. To regain compliance, the minimum bid price of the Common Stock must meet or exceed $1.00 per share for a minimum ten consecutive business days at any point prior to December 28, 2020. On June 23, 2020, we received a written notice (the “Letter”) from the Listing Qualifications department (the “Staff”) of The NASDAQ notifying us that the Staff had determined that for ten consecutive business days, from June 9 to June 22, 2020, the closing bid price of the Common Stock had been at $1.00 per share or greater and that accordingly, we have regained compliance with Listing Rule 5550(a)(2).

Although, we have regained compliance under the Nasdaq Listing Rule 5550(a)(2), there can be no assurance that we will meet the continued listing requirements of NASDAQ or will otherwise be in compliance with other NASDAQ listing criteria. If NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

The recent proposed rule changes submitted by NASDAQ, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our Common Stock.

On May 20, 2020, the U.S. Senate passed S. 945, the Holding Foreign Companies Accountable Act, or the Act. The Act was approved by the U.S. House of Representatives on December 2, 2020 and signed into law by the U.S. President on December 18, 2020. In essence, the Act requires the U.S. Securities and Exchange Commission (the “SEC”) to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or trade “over-the-counter” if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for three consecutive years, beginning in 2021. In addition, on May 18, 2020, The Nasdaq Stock Market, LLC submitted three proposals to the SEC to adopt additional listing criteria applicable to companies that primarily operate in countries where there are secrecy laws, blocking statutes, national security laws or other laws or regulations restricting access to information by regulators of U.S. listed companies. Enactment of the Act and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, the market price of our Common Stock could be adversely affected, and we could be delisted if we are unable to cure the situation to meet the PCAOB inspection requirement in time. It is unclear if and when any of such proposed legislation or listing requirements will be enacted or approved.

If we become directly subject to the scrutiny involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and/or defend the matter, which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny by investors, financial commentators and regulatory agencies. Much of the scrutiny has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial reporting and, in many cases, allegations of fraud. As a result of the scrutiny, the publicly traded stock of many U.S. listed China-based companies that have been the subject of such scrutiny has sharply decreased in value. Many of these companies are now subject to shareholder lawsuits and/or SEC enforcement actions that are conducting internal and/or external investigations into the allegations. If we become the subject of any such scrutiny, whether any allegations are true or not, we may have to expend significant resources to investigate such allegations and/or defend our company. Such investigations or allegations will be costly and time-consuming and distract our management from our business plan and could result in our reputation being harmed and our stock price could decline as a result of such allegations, regardless of the truthfulness of the allegations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

The following table summarizes the location of real property we currently lease.  We do not own any real property.

Item	Address
1	Room 1106, Xinghuo Keji Plaza, No. 2 Fengfu Road, Fengtai District, Beijing, PRC
2	2nd Floor, No. 15 First Changzheng Road, Xiaogan City, Hubei Province, PRC
3	Room 512, Tower B, No. 68 First Helong Road, Baiyun District, Guangzhou City, Guangdong Province, PRC
4	10th Floor, Tower A, No. 68 First Helong Road, Baiyun District, Guangzhou City, Guangdong Province, PRC

The property listed in Items 1 above is our principal executive office and is used by all of our business segments. The property listed in Items 2 is the office for our operating VIE in Xiaogan City, Hubei province, and is primarily used by our Internet advertising and data service business segment. The properties listed in Item 3 and 4 are the offices for our operating VIE in Guangzhou City, Guangdong province, and are primarily used by our Blockchain technology and Ecommerce O2O advertising and marketing business segments.

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

Holders

As of April 13, 2021, there were approximately 615 record holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2020.

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2020, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing Internet advertising, precision marketing, other ecommerce O2O advertising and marketing services and the related data and technical services to SMEs in the PRC.

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

Basis of presentation, critical accounting policies and management estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. All transactions and balances between our company and our subsidiaries and VIEs have been eliminated upon consolidation. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. We considered the policies discussed below to be critical to an understanding of our financial statements.

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

	As of December 31,
	2020	2019

Balance sheet items, except for equity accounts	6.5249	6.9762

	Year Ended December 31,
	2020	2019

Items in the statements of operations and comprehensive loss	6.8976	6.8985

Revenue recognition

In accordance with ASC Topic 606 “Revenue from Contracts with Customers”, our revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expected to be entitled to in exchange for those goods or services.

For the distribution of the right to use search engine marketing service, the provision of advertising placement services, we recognize revenues over time when we consider the services have been delivered to our customers, with the related benefits being simultaneously received and consumed by our customers. For sales of effective sale lead information and sales of software, we recognize revenues at a point in time upon control of the promised goods is delivered and accepted by our customers, and we have no performance obligation after the delivery. For technical solution services provided, we recognized revenues either at a point in time upon completion of the service performance obligation, when we had the enforceable right to the payment of the services delivered to the customers or recognized ratably over the period the services were provided, if the customers simultaneously received and consumed the benefits provided by us.

For the distribution of the right to use the third-party’s search engine marketing service, we recognize the revenues on a gross basis, because we determine that we are a principal in the transaction, who controls the service before it is transferred to the customers.

Lease

We lease office spaces from unrelated parties during our normal course of business. We account for these leases in accordance with ASC Topic 842 “Leases”. Other than office spaces leases, we do not have any other contract that is or contains a lease under ASC Topic 842.

Our lease contracts do not contain any option for us to extend or terminate the lease, and do not contain the option for us to purchase the underlying assets. Based on the noncancelable lease period in the contract, we consider contract-based, asset-based, market-based and entity-based factors to determine the term over which we are reasonably certain to extend the lease, and then determine the lease term of each contract, which is 0.4-3 years. Our lease contracts only contain fixed lease payments and do not contain any residual value guarantee. Our lease contracts do not contain any nonlease component and are classified as operating leases in accordance with ASC Topic 842-10-25-3.

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

As the implicit rates of our leases cannot be readily determined, in accordance with ASC Topic 842-20-30-3, we then use our incremental borrowing rate as the discount rate to determine the present value of our lease payments for each of our lease contracts with a duration of over twelve months. The discount rate used by us for the years ended December 31, 2020 and 2019 was 6%, which was determined based on the interest rate expected to be used by the commercial banks in the PRC for the 1-5 years long-term loan, if lent to our company on a collateralized basis.

Recent issued or adopted accounting standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU require the measurement and recognition of expected credit losses for financial assets held at amortized cost. The amendments in this ASU replace the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which among other things, clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public entities, the amendments in these ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)-Effective date”, which deferred the effective date of this ASU until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition. Our company, as a SEC smaller reporting company, has not adopted the amendments in this ASU and is currently evaluating the impacts on our consolidated financial position and results of operations upon adopting these amendments.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements. The amendments in this ASU, among other things, require public companies to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. We have adopted the amendments in these ASUs on January 1, 2020, and the adoption of these amendments did not have a material impact on our consolidated financial position and results of operations.

A.	RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year Ended December 31,
	2020	2019
	US$	US$
Revenues
From unrelated parties	$38,390	$57,181
From related parties	18	899
Total revenues	38,408	58,080
Cost of revenues	37,776	52,582
Gross profit	632	5,498

Operating expenses
Sales and marketing expenses	361	540
General and administrative expenses	5,433	5,777
Research and development expenses	539	869
	6,333	7,186
Loss from operations	(5,701)	(1,688)

Other income (expenses)
Change in fair value of warrant liabilities	653	499
Interest income/(expense), net	1	(35)
Other (expenses)/income, net	(31)	3
Total other income	623	467

Loss before income tax expense and noncontrolling interests	(5,078)	(1,221)
Income tax expense	(143)	(49)
Net loss	(5,221)	(1,270)
Net loss attributable to noncontrolling interests	5	9
Net loss attributable to ZW Data Action Technologies Inc.	$(5,216)	$(1,261)

Loss per share
Loss per common share
Basic and diluted	$(0.24)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	21,602,107	17,130,335

REVENUES

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Year Ended December 31,
	2020		2019
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$8,421	21.9%	$14,807	25.5%
-Distribution of the right to use search engine marketing service	25,997	67.7%	41,361	71.2%
-Data and technical services	1,200	3.1%	710	1.2%
Internet advertising and related services	35,618	92.7%	56,878	97.9%
Ecommerce O2O advertising and marketing services	1,545	4.0%	-	-
Technical solution services	1,245	3.3%	-	-
Software sales	-	-	1,202	2.1%
Total	$38,408	100%	$58,080	100%

Total Revenues: Our total revenues decreased to US$38.41 million for the year ended December 31, 2020 from US$58.08 million for the year ended December 31, 2019, which was primarily due to the decrease in revenues from our Internet advertising and distribution of the right to use search engine marketing service business categories, as a result of the COVID-19 outbreak during the first fiscal quarter of 2020, which resulted in complete shutdown of our business operations after the Chinese New Year in early February until mid-April; slow resuming of business activities afterwards due to travel restrictions and quarantine measures adopted by the local governments where we have operations; and significant decrease in advertising investment budgets of our SMEs clients due to uncertainties associated with the future developments of the pandemic.

We derive the majority of our revenues from distribution of the right to use the search engine marketing (“SEM”) services, sale of advertising space on our internet ad portals, sales of effective sales lead information and provision of the related data and technical services, all of which management considers as one aggregate business operation and relies upon the consolidated results of all operations in this business unit to make decisions about allocating resources and evaluating performance. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. Our service revenues from related parties were insignificant for both the years ended December 31, 2020 and 2019.

•	Internet advertising revenues decreased to US$8.42 million for the year ended December 31, 2020, compared with approximately US$14.81 million for the year ended December 31, 2019. The decreases were directly attributable to the COVID-19 outbreak and business shutdown during the first fiscal quarter of 2020 in China, and slow recovery of economy in the following fiscal quarters. The decrease in revenues from our Internet advertising slightly narrowed down to an approximately 42% decrease for the last three fiscal quarters of 2020, compared with an approximately 48% decrease in the first fiscal quarter of 2020. We expect the performance of this business category will continue improving in fiscal 2021.

•	Revenue generated from distribution of the right to use search engine marketing service for the year ended December 31, 2020 decreased to US$26.00 million, compared with approximately US$41.36 million for the year ended December 31, 2019, due to the same reason as discussed above. The performance of this business category improved after the COVID-19 outbreak, with the decrease in revenues significantly narrowed down to an approximately 31% decrease for the last three fiscal quarters of 2020, compared with a 70% decrease in revenues in the first fiscal quarter of 2020. We expect the performance of this business category will continue improving in fiscal 2021.

•	For the years ended December 31, 2020 and 2019, we generated an approximately US$1.20 million and US$0.71 million technical service revenues related to Internet advertising and marketing data analysis and management, respectively.

•	For the year ended December 31, 2020, we generated an approximately US$1.54 million Ecommerce O2O advertising and marketing service revenues from the distribution of the advertising spaces in outdoor billboards we purchased from a third party.

•	For the years ended December 31, 2020 and 2019, we also generated an approximately US$1.25 million technical design and support service revenues and an approximately US$1.20 million non-recurring software sale revenue, respectively.

Cost of Revenues

Our cost of revenues consisted of costs directly related to the offering of our Internet advertising, precision marketing and related data and technical services, and cost related to our Ecommerce O2O advertising and marketing service. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Year Ended December 31,
	2020			2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$8,421	6,688	21%	$14,807	13,802	7%
-Distribution of the right to use search engine marketing service	25,997	27,950	-8%	41,361	38,775	6%
-Data and technical services	1,200	1,062	12%	710	5	99%
Internet advertising and related services	35,618	35,700	-0.2%	56,878	52,582	8%
Ecommerce O2O advertising and marketing services	1,545	1,500	3%		-	-
Technical solution services	1,245	576	54%		-	-
Software sales	-	-	-	1,202	-	100%
Total	$38,408	$37,776	2%	$58,080	$52,582	9%

Cost of revenues: our total cost of revenues decreased to approximately US$37.78 million for the year ended December 31, 2020, compared with US$52.58 million for the year ended December 31, 2019. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource, license fee paid for providing data and technical services, and other direct costs associated with providing our services. The decrease in our total cost of revenues for the year ended December 31, 2020 was primarily due to the decrease in costs associated with the distribution of the right to use search engine marketing service we purchased from key search engines and cost related to providing Internet advertising services on our ad portals, which was in line with the decrease in the related revenues as discussed above.

•	Costs for Internet advertising and data service primarily consisted of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the year ended December 31, 2020, our total cost of revenues for Internet advertising and data service decreased to approximately US$6.69 million, compared with approximately US$13.80 million for the year ended December 31, 2019, which was in line with the decrease in revenues as discussed above. The gross margin rate of our Internet advertising and data service improved significantly to 21% for the year ended December 31, 2020, compared with 7% for last year, which was attributable to the enhancement of our data analysis capabilities and optimization of cost control mechanism.

•	Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the year ended December 31, 2020, our total cost of revenues for distribution of the right to use search engine marketing service decreased to US$27.95 million, compared with US$38.78 million for last year. Gross margin rate of this service for the year ended December 31, 2020 was -8%, as we had to sell the resource pre-purchased from key search engines at a loss to meet our working capital needs, before we consummated our 2020 Financing in December, and secure our client base under the circumstances of COVID-19 outbreak and slow recovery of economy after the pandemic. We are actively negotiating with our suppliers for more favorable discount, as a result, we anticipate to improve the gross margin rate for this business category in future periods. Gross margin rate of this service was 6% for the year ended December 31, 2019.

•	For the year ended December 31, 2020, cost for our Internet advertising related data and technical service revenues was approximately US$1.06 million, which represented the amortized licensee fee for the use of the related data analysis and management system during the year.

•	For the year ended December 31, 2020, cost for our Ecommerce O2O advertising and marketing service revenues was approximately US$1.50 million, which represented the amortized cost for the related outdoor billboards ad spaces we pre-purchased during the year.

•	For the year ended December 31, 2020, we also incurred cost for providing technical design and support services of approximately US$0.58 million.

Gross Profit

As a result of the foregoing, our gross profit was US$0.63 million for the year ended December 31, 2020, compared with US$5.50 million for the year ended December 31, 2019. Our overall gross margin rate for the years ended December 31, 2020 and 2019 was approximately 2% and 9%, respectively. The decrease in our overall gross margin rate was primarily attributable to the gross profit rate of -8% incurred for our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, compared with an approximately 6% gross profit rate we achieved for this business category in last year. The revenues from distribution of the right to use search engine marketing services constituted approximately 67.7% and 71.2% of our total revenues for the years ended December 31, 2020 and 2019, respectively.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Year Ended December 31,
	2020		2019
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	Percentage of total revenue	Amount	Percentage of total revenue

Total Revenues	$38,408	100%	$58,080	100%
Gross Profit	632	2%	5,498	9%

Sales and marketing expenses	361	1%	540	1%
General and administrative expenses	5,433	14%	5,777	10%
Research and development expenses	539	1%	869	1%
Total operating expenses	6,333	16%	7,186	12%

Operating Expenses:   Our operating expenses were approximately US$6.33 million and US$7.19 million for the years ended December 31, 2020 and 2019, respectively.

•	Sales and marketing expenses: For the year ended December 31, 2020, our sales and marketing expenses decreased to US$0.36 million from US$0.54 million for the year ended December 31, 2019. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the year ended December 31, 2020, the changes in our sales and marketing expenses was primarily due to the following reasons: (1) staff salary and benefit expenses, performance based bonus and general departmental expenses decreased by approximately US$0.30 million, due to office shutdown during the first fiscal quarter of 2020, resulted from the COVID-19 outbreak, and slow recovery of business performance after the outbreak in the following quarters of 2020; and (2) the increase in share-based compensation expenses of approximately US$0.12 million, related to restricted shares granted and issued to our sales staff in fiscal 2020.

•	General and administrative expenses: Our general and administrative expenses were approximately US$5.43 million and US$5.78 million for the years ended December 31, 2020 and 2019, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the year ended December 31, 2020, the changes in our general and administrative expenses was primarily due to the following reasons: (1) the increase in share-based compensation expenses of approximately US$1.49 million, due to restricted shares granted and issued in fiscal 2020; (2) the decrease in allowance for doubtful accounts of approximately US$1.50 million; and (3) the decrease in general departmental expenses of approximately US$0.33 million, due to office shutdown during the first fiscal quarter of 2020, and cost reduction plan executed by management after the COVID-19 outbreak.

•	Research and development expenses: our research and development expenses were approximately US$0.54 million and US$0.87 million for the years ended December 31, 2020 and 2019, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. The changes in research and development expenses for the year ended December 31, 2020 was primarily due to the following reasons: (1) staff salary and benefit and general departmental expenses decreased by approximately US$0.21 million, due to office shutdown during the first fiscal quarter of 2020, and cost reduction plan executed by management after the COVID-19 outbreak; (2) the increase in share-based compensation expenses of approximately US$0.15 million, related to restricted shares granted and issued to our research and development staff in fiscal 2020; and (3) the decrease in research and development services purchased from third parties of approximately US$0.27 million.

Loss from operations: As a result of the foregoing, we incurred a net loss from operations of approximately US$5.70 million and US$1.69 million for the years ended December 31, 2020 and 2019, respectively.

Change in fair value of warrant liabilities: We issued warrants in the financing we consummated in January 2018 and December 2020. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of approximately US$0.65 million and US$0.50 million was recorded in earnings for the years ended December 31, 2020 and 2019, respectively.

Loss before income tax expense and noncontrolling interest: As a result of the foregoing, our loss before income tax expense and noncontrolling interest was approximately US$5.08 million and US$1.22 million for the years ended December 31, 2020 and 2019, respectively.

Income tax expense: We recognized an income tax expense of approximately US$0.14 million and US$0.05 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we recognized an approximately US$0.14 million net deferred income tax expenses, as a result of additional valuation allowances provided against our deferred tax assets during the year. For the year ended December 31, 2019, we provided an approximately US$0.22 million current income tax expense, related to profit generated by one of our operating subsidiaries, which amount was offset by the approximately US$0.17 million deferred income tax benefit related to additional deferred tax assets recognized during the year.

Net loss: As a result of the foregoing, for the years ended December 31, 2020 and 2019, we incurred a net loss of approximately US$5.22 million and US$1.27 million, respectively.

Loss attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain Beijing and beneficially own 51% equity interest in it. In October 2020, we incorporated another majority-owned subsidiary, Qiweilian Guangzhou and beneficially own 51% equity interest in it. For the year ended December 31, 2020, net loss allocated to the noncontrolling interest of Business Opportunity Chain Beijing and Qiweilian Guangzhou was approximately US$0.005 million in the aggregate. For the year ended December 31, 2019, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$0.01 million.

Net loss attributable to ZW Data Action Technologies Inc.: Total net loss as adjusted by net loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ZW Data Action Technologies Inc. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$5.22 million and US$1.26 million for the years ended December 31, 2020 and 2019, respectively.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020, we had cash and cash equivalents of approximately US$4.30 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended December 31,
	2020	2019
	Amounts in thousands of US dollars

Net cash provided by/(used in) operating activities	$326	$(4,311)
Net cash used in investing activities	(3,472)	(2,158)
Net cash provided by financing activities	5,815	4,352
Effect of exchange rate changes	25	(22)
Net increase/(decrease) in cash and cash equivalents	$2,694	$(2,139)

Net cash provided by/(used in) operating activities:

For the year ended December 31, 2020, our net cash provided by operating activities of approximately US$0.33 million were primarily attributable to:

(1)	net loss excluding approximately US$0.86 million of non-cash expenses of depreciation and amortizations; approximately US$0.01 million of amortization of operating lease right-of-use assets; approximately US$0.01 million loss on disposal of fixed assets; approximately US$0.83 million allowance for doubtful accounts; approximately US$2.15 million share-based compensation; approximately US$0.65 million gain from change in fair value of warrant liabilities; and approximately US$0.14 million deferred tax expense, yielded the non-cash items excluding net loss of approximately US$1.87 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	prepayment and deposit to suppliers decreased by approximately US$2.80 million, primarily due to utilization of the prepayment made to suppliers as of December 31, 2019 through Ad resource and other services received from suppliers during fiscal 2020;

-	accounts receivables and due from related parties related to services provided decreased by approximately US$0.14 million in the aggregate;

-	accounts payable increased by approximately US$0.18 million; and

-	taxes payable, lease payment liabilities and short-term lease payment liabilities increased by approximately US$0.07 million in the aggregate;

(3)	offset by the use from operations from changes in operating assets and liabilities, such as:

-	advance from customers decreased by approximately US$0.67 million, primarily due to recognizing revenues from beginning contract liabilities during the year;

-	accruals and other current liabilities decreased by approximately US$0.32 million in the aggregate; and

-	prepaid lease prepayment and other current assets increased by approximately US$0.02 million in the aggregate.

For the year ended December 31, 2019, our net cash used in operating activities of approximately US$4.31 million were primarily attributable to:

(1)	net loss excluding approximately US$0.17 million of non-cash expenses of depreciation and amortizations; approximately US$0.09 million of amortization of operating lease right-of-use assets; approximately US$2.34 million allowance for doubtful accounts; approximately US$0.39 million share-based compensation; approximately US$0.50 million gain from change in fair value of warrant liabilities and approximately US$0.17 million deferred tax benefit, yielded the non-cash items excluding net income of approximately US$1.05 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	accounts receivable decreased by approximately US$0.70 million, primarily due to strengthening of the accounts receivable collection management to improve our operating cashflows during the year;

-	advance from customers increased by approximately US$0.97 million, primarily due to the increase in advances received from customers for the use of search engine marketing service distributed by us;

-	due from related parties decreased by approximately US$0.15 million, primarily due to collection of a US$0.2 million advance from an officer of our company;

-	taxes payable and other current liabilities increased by approximately US$0.38 million in the aggregate;

-	lease payment liabilities related to short-term leases of our office spaces increased by approximately US$0.14 million; and

-	other current assets decreased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities, such as:

-	prepayment and deposit to suppliers increased by approximately US$5.22 million, primarily due to the increase in deposit and prepayment for the purchase of search engine marketing service from a key search engine and the purchase of other advertising resources from the related suppliers;

-	accounts payable decreased by approximately US$2.44 million, primarily due to the settlement of the payables with key suppliers related to services provided in last year;

-	accruals decreased by approximately US$0.03 million, and

-	we also prepaid approximately US$0.01 million lease payment during the year.

Net cash used in investing activities:

For the year ended December 31, 2020, our cash used in investing activities included the following transactions: (1) we contributed our pro-rata share of cash investment of approximately US$0.03 million to an ownership investee company during the year; (2) we provided to an unrelated party a short-term loan of approximately US$1.44 million, which is expected to be fully repaid in April 2021; (3) we made an additional payment of approximately US$0.50 million for the continue development and upgrade of our blockchain technology-based platform applications during the year; (4) we paid US$1.50 million for the purchase of a live streaming technology during the year; and (5) we also received approximately US$0.003 million proceeds from disposal of our fixed assets. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$3.47 million for the year ended December 31, 2020.

For the year ended December 31, 2019, our cash used in investing activities included the following transactions: (1) we contributed our pro-rata share of cash investment of approximately US$0.04 million to an ownership investee company during the year; (2) we made an additional payment of approximately US$0.16 million for the continue development of our blockchain technology-based platform applications; and (3) we also paid approximately US$1.96 million in the aggregate for a 10-year licensed products use right and a software technology to better manage our internet resource and strengthen our data analysis ability. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$2.16 million for the year ended December 31, 2019.

Net cash provided by financing activities:

For the year ended December 31, 2020, our net cash provided by financing activities included the following transactions: (1) we consummated a registered direct offering of an approximately 4.32 million shares of our common stock to certain institutional investors at a purchase price of $1.62 per share. As part of the transaction, we also issued to the investors and the placement agent warrants for the purchase of up to 1.73 million shares and 0.30 million shares of our common stock, respectively, with an exercise price of $2.03 per share. We received net proceeds of approximately US$6.25 million, after deduction of approximately US$0.75 million direct financing cost paid in cash; and (2) we repaid an approximately US$0.44 million short-term bank loan matured in January 2020. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$5.82 million for the year ended December 31, 2020.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2020 and 2019, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets, were approximately US$8.2 million and US$6.2 million, respectively.

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

In 2018, we entered into contracts with two unrelated third parties in relation to the development of our blockchain technology-powered platform applications. Total contract amount of these two contracts was approximately US$4.96 million. As of December 31, 2020, we had paid approximately US$4.41 million in the aggregate. The remaining unpaid contract amount is expected to be paid during the year ending December 31, 2021.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2020. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2020 were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2020, and determined it to be effective.

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

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of April 13, 2021. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since

Handong Cheng	50	Chairman of the Board, Chief Executive Officer and President	September 2007
George Kai Chu	45	Director	June 2015
Pau Chung Ho	62	Independent Non-Executive Director	August 2019
Zhiqing Chen	48	Independent Non-Executive Director	November 2009
Chang Qiu	57	Independent Non-Executive Director	December 2014

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

George Kai Chu, Director. Mr. Chu had been our Chief Operating Officer and Secretary from May 2010 to August 2020. From December 2007 to May 2010, Mr. Chu served as the Special Executive to the Chairman of Dachan Food (Asia) Ltd. in Beijing and also served at Dachan Food as the Head of the Beijing and Hebei Operations. From June 2007 to December 2007, Mr. Chu acted as Senior Business Advisor to the Chinese Aviation and Space Industry Development Association (CASIDA) in Taipei. From January 2005 to June 2007, Mr. Chu served as a Senior Vice President at the Royal Bank of Canada Financial Group, Asset Management in Vancouver, Toronto and New York. Mr. Chu has a joint major bachelor’s degree in accounting and management information systems from Simon Fraser University, an MBA degree from Harvard University and an EMBA degree from Guanghua School of Management at the Peking University.

Pau Chung Ho, Director. Mr. Pau has served as an independent director of our company since August 2019. Prior to joining the Company, Mr. Pau served as the General Manager of The Regal Riverfront Hotel Jiangmen from April 2018 to June 2019. From February 2014 to June 2017, Mr. Pau served as the General Manager of The Holiday Inn Resort Chaohu, and from September 2011 to February 2014, Mr. Pau served as the General Manager of The Regal Poly Guiyang Hotel. Mr. Pau holds a Bachelors of Arts in Hospitality Management from the University of Birmingham, United Kingdom.

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

Chang Qiu, Director. Mr. Qiu is the President and Chief Executive Officer of Forun Technologies Inc. from July 2018 to date. From April 2007 to June 2018, he served as a Principal of Sansar Capital Management. From 2001 through March 2007, Mr. Qiu served as the Founder, Managing Director and Senior Equity Analyst of Forun Technologies Inc. Prior to that, Mr. Qiu worked at IBM and other organizations in business and research functions. Mr. Qiu received an MBA degree from Columbia Business School, a Ph.D. degree from Colorado School of Mines, and a bachelor’s degree from Wuhan University, China.

The business experience during at least the last five years of the Company’s executive officers not included above is as follows:

Mark Li, Chief Financial Officer, Treasurer and Secretary. Mr. Li has served as our Chief Financial Officer and Treasurer since July 2019 and as our Secretary since August 2020. Mr. Li has twenty years of experience working in financial roles. Prior to joining the Company, Mr. Li served as Chief Financial Officer for DMG Entertainment & Media, a global entertainment and media company with operations in North America and Asia. Prior to this role, Mr. Li served as Financial Director at China Digital Culture and in other senior financial management positions. Mr. Li holds a bachelor’s degree in Economics from Chongqing Institute of Industry Management and a master’s degree in Finance from Central University of Finance and Economics. Mr. Li is a member of both the China Institute of Certified Public Accounts (CICPA) and Association of Chartered Certified Accounts (ACCA).

Chi Wa Chiu (“Charles”), Chief Operating Officer. Mr. Chiu has served as our Chief Operating Officer since August 2020. Mr. Chiu has served as the Corporate Finance Partner of Whale Capital in Hong Kong since March 2019. Since October 2016, Mr. Chiu has acted as Managing Partner of Minghing Financial Group in Hong Kong. From April 2012 to September 2016, Mr. Chiu served as Chief Financial Officer and Treasurer in Wealth Leading Limited in Hong Kong. From August 2009 to April 2012, Mr. Chiu served as Assistant Vice President in Dah Sing Bank in Hong Kong. Mr. Chiu has a bachelor’s degree in business administration from The Chinese University of Hong Kong, and is attending an Executive Master of Administration program jointly organized by Tsinghua University and INSEAD Business School. Mr. Chiu is also a Chartered Financial Analyst, Energy Risk Professional, Certified Management Accountant (Australia), Member of Institute of Public Accountants (Australia) and Member of Institute of Financial Accountant (United Kingdom).

Family Relationships

No director or executive officer is related to any other director or executive officer.

Board Operations

Board Leadership Structure

Mr. Handong Cheng holds the positions of chief executive officer and chairman of the Board of the Company. The Board believes that Mr. Cheng’s services as both chief executive officer and chairman of the Board is in the best interest of the Company and its shareholders. Mr. Cheng possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its industries and businesses and is thus best positioned to develop agendas that ensure the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

George Chu. Mr. Chu had been our Chief Operating Officer and Secretary from May 2010 to August 2020. Mr. Chu has years of experience in capital markets, financial and business management.

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

Meetings of the Board of Directors

The Board held seven meetings during 2020. During 2020, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

The Company’s directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. The Company’s directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. All directors of ours attended the 2020 annual meeting of stockholders held on October 12, 2020.

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers and employees on December 21, 2009. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A printed copy of the Code of Ethics may be obtained free of charge by writing to us at our headquarters located at Room 1106, Xinghuo Keji Plaza, No. 2 Fengfu Road, Fengtai District, Beijing, PRC 100070 or on our website, www.zdat.com.

Board Committees

The Board has a standing audit, compensation, and nominating and corporate governance committee, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, www.zdat.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during 2020.

The members of the Audit Committee are Chang Qiu, Zhiqing Chen and Pau Chung Ho. The Board has determined that Mr. Qiu is an audit committee financial expert, as defined in the Exchange Act.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held two meetings during 2020.

The members of the Compensation Committee are Zhiqing Chen, Chang Qiu and Pau Chung Ho.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness. The Nominating and Corporate Governance Committee did not hold any meeting during 2020.

The members of the Nominating and Corporate Governance Committee are Zhiqing Chen, Chang Qiu and Pau Chung Ho.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o ZW Data Action Technologies Inc., Room 1106, Xinghuo Keji Plaza, No. 2 Fengfu Road, Fengtai District, Beijing, PRC. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Stockholder Communications

Stockholders can mail communications to the Board, c/o Secretary, ZW Data Action Technologies Inc., Room 1106, Xinghuo Keji Plaza, No. 2 Fengfu Road, Fengtai District, Beijing, PRC, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2020, all such reports were filed timely.

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

Equity Incentives. The ZW Data Action Technologies Inc. (f/k/a) ChinaNet Online Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided therein (the “Awards”). Certain Awards are intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code (the “Code”). The 2020 Plan was approved by our stockholders on October 12, 2020.

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

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2020.

SUMMARY COMPENSATION OF NAMED EXECUTIVE OFFICERS
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (3)	Option Awards ($)	Total
Handong Cheng (Chief Executive Officer)	2020	2,870	95,132	-	98,002
	2019	7,347	-	-	7,347

Mark Li (Chief Financial Officer and Secretary) (1) (2)	2020	68,752	261,420	-	330,172
	2019	35,697	-	-	35,697

Zhige Zhang (Former Chief Financial Officer) (1)	2020	-	-	-	-
	2019	8,176	-	-	8,176

George Kai Chu (Former Chief Operating Officer and Secretary) (2)	2020	-	88,200	-	88,200
	2019	6,045	-	-	6,045

(1)	On July 8, 2019, Zhige Zhang resigned as our Chief Financial Officer. On that same day, Mark Li was appointed as our new Chief Financial Officer.

(2)	On August 7, 2020, George Kai Chu resigned as our Chief Operating Officer and Secretary. On that same date, Chi Wa Chiu was appointed as our new Chief Operating Officer and Mark Li was appointed as our new Secretary.

(3)	The aggregate grant date fair value of the restricted stock awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards

The following table lists the outstanding equity incentive awards held by the named executive officers as of the fiscal year ended December 31, 2020:

OUTSTANDING EQUITY AWARDS AT FISCAL 2020 YEAR END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Handong Cheng (Chief Executive Officer)	23,936	-	-	3.00	November 29, 2021	-	-	-	-

Mark Li (Chief Financial Officer and Secretary)	-	-	-	-		-	-	-	-

Zhige Zhang (Former Chief Financial Officer)	6,600	-	-	3.00	November 29, 2021	-	-	-	-

George Kai Chu (Former Chief Operating Officer and Secretary)	3,096	-	-	3.00	November 29, 2021	-	-	-	-

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2020.

FISCAL 2020 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhiqing Chen	6,000	-	-	-	-	-	6,000

Chang Qiu	6,000	33,300	-	-	-	-	39,300

Pau Chung Ho	30,968	-	-	-	-	-	30,968

(1)	The aggregate grant date fair value of the restricted stock awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

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

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of April 13, 2021, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Handong Cheng (3)(5)	4,559,400	14.55%
Mark Li (6)	221,542	*
Chi Wa Chiu	-	-
George Kai Chu (7)	887,821	2.84%
Zhiqing Chen (8)	70,000	*
Chang Qiu (9)	120,000	*
Pau Chung Ho	-	-
All Directors and Executive Officers as a Group (7 persons)	5,858,763	18.70%
Rise King Investments Limited (3)(4)	2,941,976	9.40%
Zhige Zhang (3)(10)	2,971,876	9.49%
Xuanfu Liu (3)(11)	2,991,976	9.56%

* Less than one percent.

(1)      The address of each director and executive officer is c/o ZW Data Action Technologies Inc., Room 1106, Xinghuo Keji Plaza, No. 2 Fengfu Road, Fengtai District, Beijing PRC 100070.

(2)      Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of April 13, 2021, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

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

(5)      Consists of (i) 2,941,976 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Cheng; (ii) 1,593,488 shares of common stock owned directly by Mr. Cheng; and (iii) options to purchase up to 23,936 shares of the Company’s common stock that are exercisable within 60 days from April 13, 2021.

(6)      Consists of 221,542 shares of common stock.

(7)      Consists of (i) 884,725 shares of common stock and (ii) options to purchase up to 3,096 shares of the Company’s common stock that are exercisable within 60 days from April 13, 2021.

(8)      Consists of 70,000 shares of common stock.

(9)      Consists of 120,000 shares of common stock.

(10)    Consists of (i) 2,941,976 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Zhang; (ii) 23,300 shares of common stock owned directly by Mr. Zhang; and (iii) options to purchase up to 6,600 shares of the Company’s common stock that are exercisable within 60 days from April 13, 2021.

(11)    Consists of (i) 2,941,976 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Liu; and (ii) 50,000 shares of common stock owned directly by Mr. Liu. The address of Mr. Liu is Building 6, Block 3, Hanwei Guoji Guangchang Zhongguancun Kejiyuan Fengtaiyuan, Fengtai District, Beijing, PRC 100070.

Description of Securities

Our authorized capital stock consists of 70,000,000 shares, consisting of 50,000,000 shares of common stock par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. Pursuant to our articles of incorporation, our board of directors has the authority to provide for the issuance, in one or more series, of our authorized preferred stock and to fix or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of our preferred stock. As of December 31, 2020, we had 26,062,915 shares of common stock issued and outstanding. None of our preferred stock is currently outstanding.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For the years ended December 31, 2020 and 2019, we generated an approximately US$0.02 million and US$0.90 million advertising and marketing services revenues, respectively, from a related party, over which one of our executive officers can exercise significant influence. The advertising and marketing services were provided to this related party in our normal course of business on the same terms as those provided to our unrelated clients.

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

The following table sets forth the aggregate fees billed to us by categories specified below in connection with certain professional services rendered by Centurion ZD CPA & Co. (“CZD”) our independent registered public accounting firm, whom we engaged on October 7, 2019 and by Marcum Bernstein & Pinchuk LLP (“MarcumBP”) our former independent registered public accounting firm, we dismissed on the same date as we engaged CZD.

Fees	2020		2019
Audit Fees	$245,612		$257,550
Audit Related Fees	-		-
Tax Fees	-		-
All Other Fees	-		-
Total	$245,612	*	$257,550	*

* including approximately US$0.02 million and US$0.09 million fees billed by MarcumBP for the years ended December 31, 2020 and 2019, respectively.

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

PART IV.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statement’s Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

2.1	Share Exchange Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc., G. Edward Hancock, China Net Online Media Group Limited, and the shareholders of China Net Online Media Group Limited. (1)
2.2	Agreement and Plan of Merger (2)
3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)

3.2	Certificate of Amendment to Articles of Incorporation (14)
3.3	Articles of Merger. (2)
3.4	By-laws. (4)
3.5	Certificate of Amendment to Articles of Incorporation (18)
4.1*	2011 Omnibus Securities and Incentive Plan (9)
4.2*	ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan. (13)
4.3	Form of Common Stock Purchase Warrant (15)
4.4	Description of Securities (19)
4.5*	ChinaNet Online Holdings, Inc. 2020 Omnibus Equity Incentive Plan. (20)
4.6	Form of Common Stock Purchase Warrant (21)
4.7	Form of Common Stock Purchase Warrant (22)
10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)
10.2	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.3	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.4	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.(1)
10.5	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.6	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.7	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (1)

10.8	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.9	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.10	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (1)
10.11	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.12	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.13	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.14	Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.15	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.16	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.17	Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.18	Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.19	Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)

10.20	Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (1)
10.21	Entrustment Agreement, dated June 5, 2009, by and between Rise King Investments Limited and Handong Cheng, Xuanfu Liu and Li Sun. (1)
10.22	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Handong Cheng. (1)
10.23	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Xuanfu Liu. (1)
10.24	Share Transfer Agreement, dated April 28, 2009, by and between Yang Li and Li Sun. (1)
10.25	Internet Banking Experiencing All-in-One Engine Strategic Cooperation Agreement, dated August 7, 2008, by and between Henan Branch of China Construction Bank and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.26	Cooperation Agreement, dated July 8, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.27	Supplemental Agreement to the Cooperation Agreement, dated December 10, 2008, by and between Beijing CNET Online Advertising Co., Ltd. and Shanghai Borongdingsi Computer Technology Co., Ltd. (1)
10.28	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Business Opportunity Online (Beijing) Network Technology Ltd. Co. (1)
10.29	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Beijing CNET Online Advertising Co., Ltd. (1)
10.30	Office Lease Agreement, dated January 1, 2009, by and between Beijing YuQuanHuiGu Realty Management Ltd. Co. and Rise King Century Technology Development (Beijing) Co., Ltd. (1)
10.31	Securities Purchase Agreement, dated as of August 21, 2009. (3)
10.32	Securities Escrow Agreement, dated as of August 21, 2009. (3)
10.33*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)
10.34*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)
10.35*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)
10.36	Exclusive Business Cooperation Agreement, dated as of December 6, 2010, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)

10.37	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.38	Exclusive Option Agreement, dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.39	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wei Yanmin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.40	Equity Interest Pledge Agreement dated as of December 6, 2010, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Wu Huamin and Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.41	Power of Attorney of Wei Yanmin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.42	Power of Attorney of Wu Huamin, dated as of December 6, 2010, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his exclusive agent and attorney in connection with his equity interest in Rise King (Shanghai) Advertisement & Media Co., Ltd. (8)
10.43	Equity Transfer Agreement, dated as of December 15, 2011, Among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihang, Wei Yanmin and Soo Yi Lian Mei Network Technology (Beijing) Co. Ltd. (10)
10.44	English Translation of the Equity Transfer Agreement by and among Business Opportunity Online (Hubei) Network Technology Co., Ltd., Liu Yihong and Sou Yi Lian Mei Network Technology (Beijing) Co., Ltd., dated September 10, 2012. (11)
10.45	Securities Purchase Agreement, dated May 5, 2015. (7)
10.46	Lock-Up Agreement, dated May 5, 2015. (7)
10.47	Securities Purchase Agreement, dated May 26, 2015. (12)
10.48	Lock-Up Agreement, dated May 26, 2015. (12)
10.49	Letter Agreement, dated January 8, 2018, between ChinaNet Online Holdings, Inc. and FT Global Capital, Inc. (15)
10.50	Form of Securities Purchase Agreement dated January 12, 2018, among ChinaNet Online Holdings, Inc. and certain institutional investors. (15)
10.51	Securities Purchase Agreement, dated August 7, 2019. (16)
10.52	English translation of the Technical Development (Commission) Contract dated as of February 28, 2018 by and among the Company, ChinaNet Online Technology Co., Ltd. and RedRun Limited (17)
10.53	English translation of the Technical Development (Commission) Contract dated as of March 8, 2018 by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing Shengshi Kaida Technical Service Co., Ltd. (17)

10.54	Letter Agreement, dated October 28, 2020, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (21)
10.55	Form of Securities Purchase Agreement dated December 10, 2020, among ZW Data Action Technologies Inc. and certain institutional investors. (21)
10.56	Letter Agreement, dated February 16, 2021, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (22)
10.57	Form of Securities Purchase Agreement dated February 16, 2021 among ZW Data Action Technologies Inc. and certain institutional investors. (22)
14	Code of Ethics (6)
21.1	Subsidiaries of the Registrant +
23.1	Consent of Centurion ZD CPA & Co. +
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith
*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2011.

(9)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2012.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2015.

(12)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2015.

(13)	Incorporated by reference herein to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2015.

(14)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2016.

(15)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2018.

(16)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2019.

(17)	Incorporated by reference herein to the Company’s Registration Statement on Form S-3, as amended, filed with the Securities and Exchange Commission on February 12, 2020.

(18)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2020.

(19)	Incorporated by reference herein to the Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2020.

(20)	Incorporated by reference herein to the Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 2, 2020.

(21)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2020.

(22)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ZW Data Action Technologies Inc.

Dated: April 13, 2021	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2021	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 13, 2021	By:	/s/ Mark Li
	Name:	Mark Li
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated: April 13, 2021	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: April 13, 2021	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 13, 2021	By:	/s/ Pau Chung Ho
	Name:	Pau Chung Ho
	Title:	Director

Dated: April 13, 2021	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

ZW DATA ACTION TECHNOLOGIES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

ZW Data Action Technologies Inc. (formerly known as ChinaNet Online Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZW Data Action Technologies Inc. (formerly known as ChinaNet Online Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment assessment of trade receivables

As at December 31, 2020, the Company recorded trade receivables of approximately US$6,654,000 before impairment of US$4,247,000. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company’s determination of allowance for doubtful accounts is combining with collection history and various subjective factors and considerations. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s estimation on the amount of probable credit losses and related impairment of accounts receivable affected the net realizable value of accounts receivable.

Addressing the matter involved performing procedures and evaluating audit evidences in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) obtaining an understanding of and evaluating the Company’s process over the collection and the assessment of the recoverability of trade receivables; (ii) testing the completeness and accuracy of the historical data used in management’s calculation; (iii) testing the ageing of trade receivables at the year ended date on a sampling basis; (iv) testing the subsequent settlements by customers on a sampling basis; and (v) evaluating the reasonableness of the factors included in considering of probable credit losses such as customer-specific risks, changes in economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

Going Concern

The Company’s primary sources of working capital are cash flows from operations and fund raising activities from existing and new shareholders. The Company’s cash flows from operations are primarily impacted by the Company’s service income, and any change in timing or amount of service income may influence the Company’s operating cash flows. The Company had conducted several fund raising activities subsequent to the year ended date, which resulted in gross proceeds of US$18.7 million. Based on the Company’s operating plan, management believes that the Company’s current working capital combined with expected operating and financing cash inflows will be sufficient to fund the Company’s operations and satisfy the Company’s obligations as they come due for at least one year from the date that the consolidated financial statements are issued.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. The going concern assessment requires management judgment to critically evaluate its forecasts and liquidity projections, incorporating the significant and unusual impacts of the COVID-19 pandemic. Auditing the management’s going concern assessment involved especially challenging auditor judgment and audit effort due to the nature and extent of effort required to address these matters.

The primary procedure we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s assumptions and revision on forecasts and liquidity projections, which included: (i) obtaining an understanding of management’s process for developing cash flow forecasts, (ii) comparing prior period forecasts to actual results, and (iii) assessing the Company’s ability to meet its trailing twelve-month profitability covenant for the twelve months from the date that the consolidated financial statements are issued.

●	Assessing management’s projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company's auditor since 2019.

Hong Kong, China

April 13, 2021

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	As of December 31,
	2020	2019
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents *	$4,297	$1,603
Accounts receivable, net of allowance for doubtful accounts of $4,247 and $3,148, respectively *	2,407	3,260
Prepayment and deposit to suppliers *	4,657	6,980
Due from related parties, net *	61	81
Other current assets, net *	1,462	11
Total current assets	12,884	11,935

Long-term investments *	67	35
Operating lease right-of-use assets *	48	12
Property and equipment, net *	60	78
Intangible assets, net *	2,557	1,899
Blockchain platform applications development costs	4,406	3,879
Long-term prepayments	39	-
Deferred tax assets, net *	606	713
Total Assets	$20,667	$18,551

Liabilities and Equity
Current liabilities:
Short-term bank loan *	$-	$430
Accounts payable *	608	408
Advances from customers *	1,436	2,006
Accrued payroll and other accruals *	489	491
Taxes payable *	3,430	3,214
Operating lease liabilities *	18	-
Lease payment liabilities related to short-term leases *	203	136
Other current liabilities *	333	221
Warrant liabilities	1,505	107
Total current liabilities	8,022	7,013

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2020	2019
	(US $)	(US $)
Long-term liabilities:
Operating lease liabilities-Non current *	32	-
Long-term borrowing from a director	134	125
Total Liabilities	8,188	7,138

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 26,062,915 shares and 19,629,403 shares at December 31, 2020 and 2019, respectively)	26	20
Additional paid-in capital	49,772	43,111
Statutory reserves	2,598	2,607
Accumulated deficit	(40,980)	(35,773)
Accumulated other comprehensive income	1,129	1,505
Total ZW Data Action Technologies Inc.’s stockholders’ equity	12,545	11,470

Noncontrolling interests	(66)	(57)
Total equity	12,479	11,413

Total Liabilities and Equity	$20,667	$18,551

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2020	2019
	(US $)	(US $)

Revenues
From unrelated parties	$38,390	$57,181
From related parties	18	899
Total revenues	38,408	58,080
Cost of revenues	37,776	52,582
Gross profit	632	5,498

Operating expenses
Sales and marketing expenses	361	540
General and administrative expenses	5,433	5,777
Research and development expenses	539	869
Total operating expenses	6,333	7,186

Loss from operations	(5,701)	(1,688)

Other income/(expenses)
Change in fair value of warrant liabilities	653	499
Interest income/(expense), net	1	(35)
Other (expenses)/income, net	(31)	3
Total other income	623	467

Loss before income tax expense and noncontrolling interests	(5,078)	(1,221)
Income tax expense	(143)	(49)
Net loss	(5,221)	(1,270)
Net loss attributable to noncontrolling interests	5	9
Net loss attributable to ZW Data Action Technologies Inc.	$(5,216)	$(1,261)

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2020	2019
	(US $)	(US $)

Net loss	$(5,221)	$(1,270)
Foreign currency translation (loss)/gain	(380)	49
Comprehensive loss	$(5,601)	$(1,221)
Comprehensive loss attributable to noncontrolling interests	9	8
Comprehensive loss attributable to ZW Data Action Technologies Inc.	$(5,592)	$(1,213)

Loss per share
Loss per common share
Basic and diluted	$(0.24)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	21,602,107	17,130,335

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(5,221)	$(1,270)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	856	170
Amortization of operating lease right-of-use assets	13	90
Loss on disposal of fixed assets	11	-
Share-based compensation expenses	2,152	393
Provision of allowances for doubtful accounts	833	2,335
Change in fair value of warrant liabilities	(653)	(499)
Deferred taxes	143	(168)
Changes in operating assets and liabilities
Accounts receivable	116	699
Prepayment and deposit to suppliers	2,804	(5,221)
Due from related parties	24	145
Other current assets	(6)	7
Accounts payable	180	(2,441)
Advances from customers	(671)	973
Accrued payroll and other accruals	(16)	(27)
Other current liabilities	(299)	110
Taxes payable	14	265
Prepaid lease payment	(9)	(10)
Operating lease liabilities	1	-
Lease payment liability related to short-term leases	54	138
Net cash provided by/(used in) operating activities	326	(4,311)

Cash flows from investing activities
Proceeds from disposal of fixed assets	3	-
Investment to investee entities	(28)	(36)
Short-term loan to unrelated parties	(1,444)	-
Payment for blockchain platform applications development costs	(503)	(160)
Payment for purchase of software technology and other intangible assets	(1,500)	(1,962)
Net cash used in investing activities	(3,472)	(2,158)

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2020	2019
	(US $)	(US $)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants (net of cash offering cost of $750 and $15, respectively)	6,250	4,787
Proceeds from short-term bank loan	-	435
Repayment of short-term bank loan	(435)	(870)
Net cash provided by financing activities	5,815	4,352

Effect of exchange rate fluctuation on cash and cash equivalents	25	(22)

Net increase/(decrease) in cash and cash equivalents	2,694	(2,139)

Cash and cash equivalents at beginning of the year	1,603	3,742
Cash and cash equivalents at end of the year	$4,297	$1,603

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$2	$42

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2019	16,382,543	16	38,275	2,607	(34,512)	1,457	(49)	7,794
Issuance of common stock for private placement, net of $15 direct offering cost	3,216,860	4	4,783	-	-	-	-	4,787
Share-based compensation related to awards provided to a director	30,000	-	53	-	-	-	-	53
Net loss for the year	-	-	-	-	(1,261)	-	(9)	(1,270)
Foreign currency translation adjustment	-	-	-	-	-	48	1	49
Balance, December 31, 2019	19,629,403	$20	$43,111	$2,607	$(35,773)	$1,505	$(57)	$11,413
Share-based compensation in exchange for services from nonemployees	480,000	-	545	-	-	-	-	545
Share-based compensation in exchange for services from employees and directors	1,632,523	2	1,921	-	-	-	-	1,923
Issuance of common stock for private placement, net of $1,746 proceeds allocated to investor warrants labilities and $1,055 direct offering costs (including $305 proceeds allocated to placement agent warrants liabilities and $750 cash offering cost, respectively), respectively	4,320,989	4	4,195	-	-	-	-	4,199
Reclassification due to disposal of a VIE’s subsidiary during the year	-	-	-	(9)	9	-	-	-
Net loss for the year	-	-	-	-	(5,216)	-	(5)	(5,221)
Foreign currency translation adjustment	-	-	-	-	-	(376)	(4)	(380)
Balance, December 31, 2020	26,062,915	$26	$49,772	$2,598	$(40,980)	$1,129	$(66)	$12,479

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

ZW Data Action Technologies Inc. (f/k/a ChinaNet Online Holdings, Inc.) (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing Internet advertising, precision marketing, e-commerce online to offline (O2O) advertising and marketing services as well as the related data and technical services to small and medium enterprises (SMEs) in the PRC. In early 2018, the Company commenced expansion into the blockchain industry and the related technology. For the years ended December 31, 2020 and 2019, the Company was in the process of developing its blockchain-powered platform applications (See Note 11).

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the Company’s consolidated subsidiaries and VIEs are summarized as follows:

Name of the subsidiary or VIE	Place and date of incorporation	Percentage of ownership	Principal activities

China Net Online Media Group Limited (“China Net BVI”) (1)	British Virgin Islands August 13, 2007	100%	Investment holding company

CNET Online Technology Co. Limited (“China Net HK”) (1)	Hong Kong, PRC September 4, 2007	100%	Investment holding company

ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”) (1)	British Virgin Islands January 12, 2015	100%	Investment holding company

Grandon Investments Limited (“Grandon BVI”) (1)	British Virgin Islands February 13, 2006	100%	Investment holding company, providing technical services

Winner Glory Limited (“Winner Glory HK”) (1)	Hong Kong, PRC August 12, 2020	100%	Investment holding company, providing technical services

Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”) (1)	PRC January 17, 2008	100%	Investment holding company, providing technical services

ChinaNet Online Holdings Co., Ltd. (“ChinaNet Online PRC”) (1)	PRC August 31, 2015	100%	Investment holding company

Business Opportunity Chain (Beijing) Technology Development Co., Ltd. (“Business Opportunity Chain Beijing”) (1)	PRC May 11, 2018	51%	Providing research and develop and other technical support services for the blockchain business unit

Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) (2)	PRC December 8, 2004	100%	Providing online advertising, precision marketing and the related data services

Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET” Online) (2)	PRC January 27, 2003	100%	Providing advertising, marketing and related value-added services

Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”) (2)	PRC March 1, 2011	100%	Providing online advertising, precision marketing and the related data services

Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”) (2)	PRC January 28, 2011	100%	Providing online advertising, precision marketing and the related data services

Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”) (2)	PRC April 16, 2014	100%	Providing online advertising, precision marketing and the related data services

Beijing Shi Ji Cheng Yuan Advertising Media Co., Ltd. (“Beijing Shi Ji Cheng Yuan”) (2) (3)	PRC May 22, 2014	100%	Providing online advertising, precision marketing and the related data services

Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) (2)	PRC April 16, 2014	100%	Providing online advertising, precision marketing and the related data services

ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong”) (2)	PRC May 26, 2020	100%	Developing and operating blockchain technology-based products and services, and other related value-added services.

Qiweilian (Guangzhou) Technology Co., Ltd. (“Qiweilian Guangzhou”) (2) (4)	PRC October 23, 2020	51%	Providing digital business promotion services.

(1)	A direct or indirect subsidiary of the Company.

(2)	The Company’s consolidated VIE, or a direct or indirect subsidiary of the Company’s consolidated VIE.

(3)	The Company sold this entity to unrelated parties in January 2021.

(4)	The Company sold this entity to unrelated parties in March 2021.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Variable Interest Entities

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

ZW DATA ACTION TECHNOLOGIES INC.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s consolidated balance sheets as of December 31, 2020 and 2019, respectively:

	As of December 31,
	2020	2019
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$277	$699
Accounts receivable, net	1,142	2,876
Prepayment and deposit to suppliers	2,818	3,998
Due from related parties, net	61	81
Other current assets, net	10	6
Total current assets	4,308	7,660

Long-term investments	67	35
Operating lease right-of-use assets	48	12
Property and equipment, net	32	40
Intangible assets, net	9	25
Deferred tax assets	536	713
Total Assets	$5,000	$8,485

Liabilities
Current liabilities:
Short-term bank loan	$-	$430
Accounts payable	270	408
Advances from customers	1,436	2,006
Accrued payroll and other accruals	168	132
Taxes payable	2,755	2,568
Operating lease liabilities	18	-
Lease payment liabilities related to short-term leases	108	19
Other current liabilities	213	84
Total current liabilities	4,968	5,647

Operating lease liabilities-Non current	32	-
Total Liabilities	$5,000	$5,647

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)

Revenues	$34,418	$56,172
Cost of revenues	34,637	52,582
Total operating expenses	1,635	4,652
Net loss before allocation to noncontrolling interests	2,092	929

3.	Summary of significant accounting policies

a)	Basis of presentation

The consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2020	2019
Balance sheet items, except for equity accounts	6.5249	6.9762

	Year Ended December 31,
	2020	2019
Items in the statements of operations and comprehensive loss	6.8976	6.8985

No representation is made that the RMB amounts could have been or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f)	Accounts receivable, net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. For the years ended December 31, 2020 and 2019, the Company recorded approximately US$0.83 million and US$2.34 million of allowances for doubtful accounts against its accounts receivable, respectively. For the year ended December 31, 2019, the Company also charged off approximately US$2.5 million account receivable balances against the related allowance for doubtful accounts due to collection of these balances were considered remote.

g)	Long-term investments

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

For the years ended December 31, 2020 and 2019, the Company did not record any impairment loss associated with its long-term investments.

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

Depreciation/amortization expenses of fixed assets are included in sales and marketing expenses, general and administrative expenses and research and development expenses. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life.

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

i)	Intangible assets, net

The Company accounted for cost related to internal-used software in accordance with ASC Topic 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”. Internal-use software is initially recorded at cost and amortized on a straight-line basis over the estimated useful economic life of 2 to 10 years.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

j)	Impairment of long-lived assets

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

For the years ended December 31, 2020 and 2019, the Company did not record any impairment loss associated with its long-lived assets.

k)	Noncontrolling interest

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

l)	Fair value

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 and 2019 is as follows:

		Fair value measurement at reporting date using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	1,505	-	-	1,505

		Fair value measurement at reporting date using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	107	-	-	107

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant unobservable inputs utilized to determine the fair value of the Company’s warrant liabilities was disclosed in Note 16.

m)	Revenue recognition

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

Multiple performance obligations included in the Company’s contracts with customers are neither capable of being distinct, that is, can benefit the customer on its own or together with other readily available resources, nor is distinct within the context of the contract, that is, the promise to transfer the service separately identifiable from other promises in the contract.

The Company’s contract with customers do not include significant financing component and any variable consideration.

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers was insignificant for both the years ended December 31, 2020 and 2019.

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

Distribution of the right to use search engine marketing service

Revenue from distribution of the right to use search engine marketing service is recognized on a monthly basis based on the direct cost consumed through search engines for providing such services with a premium (“over time”). The Company recognizes the revenue on a gross basis, because the Company determines that it is a principal in the transaction who control the goods or services before they are transferred to the customers.

Online advertising placement service/ecommerce advertising placement service

For online advertising placement service contracts and other ecommerce advertising placement service contracts that are established based on a fixed price scheme with the related advertisement placements obligation, the Company provides advertisement placements in specified locations on the Company’s advertising portals for agreed periods and/or place the advertisements onto the Company’s purchased advertisement time on specific outdoor billboards for agreed periods. Revenue is recognized ratably over the period the advertisement is placed and, as such, the Company considers the services to have been delivered (“over time”).

Sales of effective sales lead information

For advertising contracts related to purchase of effective sales lead information, revenue is recognized based on a fixed price per sales lead and the quantity of effective sales lead, when information is delivered and accepted by customers (“point in time”).

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technical solution services

Revenues generated from providing technical solution services were either recognized ratably over the period the services were provided, if the customers simultaneously received and consumed the benefits provided by the Company’s performance (“over time”) or recognized upon completion of the service performance obligation, when the Company had the enforceable right to the payment of the services delivered to the customers (“point in time”).

Sales of software

Revenue generated from sales of software was recognized upon control of the promised goods was transferred to the customer and the Company has no performance obligation after the delivery (“point in time”).

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)
Internet advertising and related service
--distribution of the right to use search engine marketing service	25,997	41,361
--online advertising placements	8,421	14,552
--sales of effective sales lead information	-	255
--data and technical services	1,200	710
Ecommerce O2O advertising and marketing services	1,545	-
Technical solution services	1,245	-
Software sales	-	1,202
Total revenues	$38,408	$58,080

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)

Revenue recognized over time	37,163	55,913
Revenue recognized at a point in time	1,245	2,167
Total revenues	$38,408	$58,080

Contract costs

For the years ended December 31, 2020 and 2019, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract balances

The Company evaluates overall economic conditions, its working capital status and customer specific credit and negotiates the payment terms of a contract with individual customer on a case-by-case basis in its normal course of business.

Advances received from customers related to unsatisfied performance obligations are recoded as contract liabilities (advance from customers), which will be realized as revenues upon the satisfaction of performance obligations through the transfer of related promised goods and services to customers.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s contract liabilities primarily consist of advance from customers related to unsatisfied performance obligations in relation to online advertising placement service and distribution of the right to use search engine marketing service. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the two years ended December 31, 2020:

Contract liabilities
US$(’000)

Balance as of January 1, 2019	1,061
Exchange translation adjustment	(17)
Revenue recognized from beginning contract liability balance	(1,027)
Advances received from customers related to unsatisfied performance obligations	1,989
Balance as of December 31, 2019	2,006
Exchange translation adjustment	139
Revenue recognized from beginning contract liability balance	(2,032)
Advances received from customers related to unsatisfied performance obligations	1,323
Balance as of December 31, 2020	1,436

For the years ended December 31, 2020 and 2019, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2020 and 2019, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

n)	Cost of revenues

Cost of revenues primarily includes the cost of internet and other forms of advertising resources and related technical services purchased from third parties, and other direct cost associated with providing services.

o)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2020 and 2019 were approximately US$0.54 million and US$0.87 million, respectively.

p)	Lease

The Company leases office spaces from unrelated parties in its normal course of business. Other than these office spaces lease contracts, the Company does not have any other contract that is or contains a lease under ASC Topic 842.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease contracts do not contain any option for the Company to extend or terminate the lease, and do not contain the option for the Company to purchase the underlying assets. Based on the noncancelable lease period in the contract, the Company considers contract-based, asset-based, market-based and entity-based factors to determine the term over which it is reasonably certain to extend the lease, and then determine the lease term of each contract, which is 0.4-3 years. The Company’s lease contracts only contain fixed lease payments and do not contain any residual value guarantee.

The Company’s office lease contracts do not contain any nonlease component and are classified as operating leases in accordance with ASC Topic 842-10-25-3.

For lease contracts with a duration of less than twelve months and thus met the definition of a short-term lease under ASC 842, the Company, in accordance with ASC 842-20-25-2, elected not to apply the recognition requirements (i.e. not to recognize right-of-use asset and related lease liability) to these short-term leases. Instead, the Company recognized the lease payments of these short-term leases in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. As of December 31, 2020 and 2019, unpaid lease payments related to these short-term leases was approximately US$0.20 million and US$0.14 million, respectively.

For lease contracts with a duration of over twelve months, as the implicit rates of the Company leases cannot be readily determined, in accordance with ASC Topic 842-20-30-3, the Company used its incremental borrowing rate as the discount rate to determine the present value of the lease payments for each lease contract. The Company’s incremental borrowing rate was determined based on the interest rate expected to be used by the commercial banks in the PRC for the 1-5 years long-term loan, if lent to the Company on a collateralized basis.

As of December 31, 2020, operating lease right-of-use assets and total operating lease liabilities recognized was both approximately US$0.05 million.

Maturity of operating lease liabilities

Operating leases
US$(’000)
Year ending December 31,
-2021	19
-2022	20
-2023	16
Total undiscounted lease payments	55
Less: imputed interest	(5)
Operating lease liabilities as of December 31, 2020	50

Including:
Operating lease liabilities	18
Operating lease liabilities-Non current	32
50

As of December 31, 2019, operating lease right-of-use assets recognized was approximately US$0.01 million, operating lease liabilities recognized was also approximately US$0.01 million, which was included in the Company’s other current liabilities and was fully paid to the lessor in April 2020.

Operating lease expenses:

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)

Long-term operating lease contracts	14	91
Short-term operating lease contracts	138	226
Total	152	317

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to operating leases:

	2020	2019

Operating cash flows used for operating leases (US$’000)	9	91
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	47	10
Weighted-average remaining lease term (years)	2.75	1.21
Weighted-average discount rate	6%	6%

q)	Income taxes

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

r)	Uncertain tax positions

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The tax returns of the Company and its subsidiaries and VIEs are subject to examination by the relevant local tax authorities. The statute of limitations related to these tax returns under different circumstances various from 3-10 years, and for PRC entities, there is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2020 and 2019 and did not have any significant unrecognized uncertain tax positions as of December 31, 2020 or 2019.

s)	Share-based payment transactions

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

t)	Comprehensive income (loss)

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

u)	Earnings (loss) per share

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

v)	Commitments and contingencies

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

w)	Recent issued or adopted accounting standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU require the measurement and recognition of expected credit losses for financial assets held at amortized cost. The amendments in this ASU replace the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which among other things, clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public entities, the amendments in these ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)-Effective date”, which deferred the effective date of this ASU until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition. The Company, as a SEC smaller reporting company, has not adopted the amendments in this ASU and is currently evaluating the impacts on its consolidated financial position and results of operations upon adopting these amendments.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements. The amendments in this ASU, among other things, require public companies to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company has adopted the amendments in these ASUs on January 1, 2020, and the adoption of these amendments did not have a material impact on the Company’s consolidated financial position and results of operations.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Accounts receivable, net

	As of December 31,
	2020	2019
	US$(’000)	US$(’000)

Accounts receivable	6,654	6,408
Allowance for doubtful accounts	(4,247)	(3,148)
Accounts receivable, net	2,407	3,260

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2020 and 2019, the Company provided approximately US$4.25 million and US$3.15 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s internet advertising and related services business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the years ended December 31, 2020 and 2019, approximately US$0.83 million and US$2.34 million allowance for doubtful accounts was provided, respectively.

5.	Prepayments and deposit to suppliers

	As of December 31,
	2020	2019
	US$(’000)	US$(’000)

Deposits to advertising resources providers	307	1,315
Prepayments to advertising resources providers	3,696	4,361
Prepayment of license fee	-	1,062
Other deposits and prepayments	654	242
	4,657	6,980

As of December 31, 2020 and 2019, contractual deposits were primarily paid to the Company’s major internet resources suppliers and other advertising resource suppliers. The contractual deposits will be refunded to the Company upon expiration of the contracts, which are generally for a one-year period.

According to the contracts signed between the Company and its suppliers, the Company is required to pay certain of the contract amounts in advance. These prepayments will be recognized as cost of revenues when the related services are delivered by the suppliers. As of December 31, 2020 and 2019, prepayments were primarily paid for purchasing internet resources from the Company’s major internet resources suppliers.

Other deposits and prepayments as of December 31, 2020 and 2019 represented deposits and prepayments to the Company’s other services providers, which primarily included deposits for office lease contracts, prepayment for various kinds of professional consulting services, etc.

6.	Due from related parties, net

	As of December 31,
	2020	2019
	US$(’000)	US$(’000)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	61	81
Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”)	-	172
	61	253
Allowance for doubtful accounts	-	(172)
Due from related parties, net	61	81

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies, as well as entities that the Company’s officers or directors can exercise significant influence.

As of December 31, 2020 and 2019, due from Zhongwang Xiyue represented the outstanding receivables for the advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of December 31, 2019, amount due from Guohua Shiji represented a short-term working capital loan of RMB1.20 million (approximately US$0.17 million) to this related party, which the Company had provided full allowance to against it as of December 31, 2019. For the year ended December 31, 2020, due to the business activities of Guohua Shiji had become dormant and the potential recovery of this amount was considered remote, the Company charged off this receivable balance against its related allowance.

7.	Other current assets, net

	As of December 31,
	2020			2019
	Gross	Allowance for doubtful accounts	Net	Gross	Allowance for doubtful accounts	Net
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Staff advances for business operations	18	-	18	11	-	11
Loan to an unrelated party	1,444	-	1,444	-	-	-
Overdue deposits	-	-	-	717	(717)	-
Total	1,462	-	1,462	728	(717)	11

As of December 31, 2020, other current assets primarily include a temporary loan that the Company provided to an unrelated party during the year. This loan is unsecured, interest free and is expected to be fully repaid to the Company in April 2021.

As of December 31, 2019, other current assets primarily included an approximately RMB5 million (approximately US$0.72 million) overdue contractual deposit relating to an advertising resource purchase contract that had expired. Based on the assessment of the collectability, the Company had provided full allowance against this balance as of December 31, 2019. For the year ended December 31, 2020, the Company charged off this overdue deposit receivable against its related allowance, as all means of collection have been exhausted and the potential for recovery is considered remote.

8.	Long-term investments

As of December 31, 2020, the Company’s long-term investments consisted of an investment of approximately RMB0.25 million (approximately US$0.04 million) and an investment of RMB0.19 million (approximately US$0.03 million) in cash to two of its indirect equity ownership investee entities, Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively. The Company beneficially owns a 4.9% and a 19% equity interest in Local Chain Xi’an and Business Opportunity Chain Guangzhou, respectively.

9.	Property and equipment, net

	As of December 31,
	2020	2019
	US$(’000)	US$(’000)

Vehicles	811	758
Office equipment	894	1,331
Electronic devices	615	937
Property and equipment, cost	2,320	3,026
Less: accumulated depreciation	(2,260)	(2,948)
Property and equipment, net	60	78

Depreciation expenses in the aggregate for the years ended December 31, 2020 and 2019 were approximately US$0.01 million and US$0.06 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Intangible assets, net

	As of December 31, 2020
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
Cloud compute software technology	1,423	(978)	(436)	9
Live streaming technology	1,500	(25)	-	1,475
Licensed products use right	1,208	(135)	-	1,073
Other computer software	120	(120)	-	-
Total	$4,251	$(1,258)	$(436)	$2,557

	As of December 31, 2019
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets not subject to amortization:
Domain name	1,385	-	(1,385)	-
Intangible assets subject to amortization:
Customer relationship	1,909	(1,909)	-	-
Non-compete agreements	1,051	(571)	(480)	-
Software technologies	294	(294)	-	-
Intelligent marketing data service platform	4,629	(1,876)	(2,753)	-
Internet safety, information exchange security and data encryption software	1,863	(419)	(1,444)	-
Cloud video management system	1,362	(338)	(1,024)	-
Cloud compute software technology	1,331	(898)	(408)	25
Licensed products use right	1,202	(15)	-	1,187
Other computer software	872	(185)	-	687
Total	$15,898	$(6,505)	$(7,494)	$1,899

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expenses in aggregate for the years ended December 31, 2020 and 2019 were approximately US$0.85 million and US$0.11 million, respectively.

For the year ended December 31, 2020, the Company wrote off approximately US$14.12 million intangible assets, which were either expired or abandoned by the Company during the year, with no gain or loss recognized in earnings, as all of these intangible assets had been fully amortized or impaired as of December 31, 2020.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 6.54 years as of December 31, 2020, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$0.43 million for the year ending December 31, 2021, approximately US$0.42 million each year for the year ending December 31, 2022 through 2024, and approximately US$0.40 million for the year ending December 31, 2025.

11.	Blockchain platform applications development costs

In 2018, the Company entered into technical development contracts with two unrelated entities for the development of its blockchain technology-based platform applications with a contract amount of US$4.50 million and RMB3.0 million (approximately US$0.46 million), respectively. These two blockchain technology-based applications are named OMG and Bo!News, respectively. As of December 31, 2020 and 2019, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company capitalized approximately US$4.41 million and US$3.88 million development costs in the aggregate under these two contracts, respectively. During 2020, the Company further developed its Blockchain Integrated Framework (“BIF”) for retail business, to provide a framework platform for more accessible and efficient integration of small and medium sized retail business users. The Company plans to complete the integration of BO!News and OMG onto BIF for commercial release by the first half of 2021 and launch BIF to retail business users before the end of the third fiscal quarter of 2021.

12.	Short-term bank loan and credit facility

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

13.	Accrued payroll and other accruals

	As of December 31,
	2020	2019
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	229	173
Accrued operating expenses	260	318
	489	491

14.	Taxation

1)	Income tax

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i). b. Effective from January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”), instead of factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). For the years ended December 31, 2020 and 2019, no provision for federal corporate income tax has been made in the financial statements as the Company has no aggregated positive tested income.

ii). Under the current law of the BVI, the Company’s subsidiaries being incorporate in the BVI are not subject to tax on income or capital gains. Additionally, upon payments of dividends by these BVI companies to its respective shareholders, no BVI withholding tax will be imposed.

iii). The Company’s subsidiaries being incorporated in Hong Kong are governed by the Hong Kong Inland Revenue Ordinance (the “HK tax laws”). Effective from April 1, 2018, a two-tier corporate income tax system was officially implemented in Hong Kong. The applicable income tax rate is 8.25% for the first HK$2.0 million profits, and the subsequent profits are taxed at 16.5%. Additionally, upon payments of dividends by these Hong Kong subsidiaries to its shareholders, no Hong Kong withholding tax will be imposed.

iv). The Company’s operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	As approved by the related PRC governmental authorities, Business Opportunity Online continuously qualified as a High and New Technology Enterprise until November 2021, which enabled the entity, as approved by the local tax authorities of Beijing, the PRC, to continue enjoying the preferential EIT rate of 15% until November 2021. Therefore, for the years ended December 31, 2020 and 2019, the applicable EIT rate of Business Opportunity Online was 15%. In accordance with the 2018 Bulletin No. 45 issued by the PRC State Administration of Taxation, which come into effect from January 1, 2018, an enterprise that obtains qualification as or remains as a High and New Technology Enterprise or Small and Medium-sized Tech Enterprise in any time of 2018 and afterwards, is allowed to carry forward all its previous five years’ net operating losses NOLs (starting from NOL of 2013) to up to ten years, compared with the PRC standard NOLs carryforward period of 5 years.

●	The applicable EIT rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2020 and 2019.

●	The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company.

2)	Turnover taxes and the relevant surcharges

Service revenues generated by the Company’s PRC operating subsidiaries and VIEs are subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6%, and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2020 and 2019, the Company’s service revenues generated in the PRC are subject to VAT at a rate of 6%, after deducting the VAT paid for the services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the services purchased from suppliers. The surcharges of the VAT in the aggregate is 12% to 14% of the VAT, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and VIE operate in.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, and 2019, taxes payable consists of:

	As of December 31,
	2020	2019
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	1,353	1,244
Enterprise income tax payable	2,077	1,970
Taxes payable	3,430	3,214

A reconciliation of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax expense is as follows:

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)

Pre-tax loss	(5,078)	(1,221)
U.S. federal rate	21%	21%
Income tax benefit computed at U.S. federal rate	1,066	256
Reconciling items:
Rate differential for foreign earnings	74	137
Preferential tax treatment effect	(205)	(109)
Tax effect on non-taxable change in fair value of warrant liabilities	137	105
Provision of valuation allowance on deferred tax assets	(917)	(177)
Expired tax attribute carryforwards	(372)	(253)
Tax effect on other non-deductible expenses/non-taxable income	74	(8)
Effective income tax expense	(143)	(49)

For the years ended December 31, 2020 and 2019, the Company’s income tax expense consisted of:

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)

Current	-	(217)
Deferred	(143)	168
Income tax expense	(143)	(49)

The Company’s deferred tax assets at December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	10,123	9,160
Bad debts provision	728	743
Valuation allowance	(10,245)	(9,190)
Total net deferred tax assets	606	713

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$23.3 million and US$20.3 million at December 31, 2020 and 2019, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$22.5 million and US$23.6 million at December 31, 2020 and 2019, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2030. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$10.2 million and US$9.2 million valuation allowance as of December 31, 2020 and 2019, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the years ended December 31, 2020 and 2019, total deferred tax assets valuation allowance provided was approximately US$0.92 million and US$0.18 million, respectively.

15.	Long-term borrowing from a director

Long-term borrowing from a director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

16.	The Financing and warrant liabilities

The 2020 Financing:

On December 14, 2020 (the “Closing Date”), the Company consummated a registered direct offering of 4,320,989 shares of the Company’s common stock to certain institutional investors at a purchase price of $1.62 per share (the “2020 Financing”). As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 1,728,396 shares of the Company’s common stock at an exercise price of US$2.03 per share (the “Investor warrants”). The Investors warrants are exercisable at any time on or after June 14, 2020 (the six-month anniversary of the Closing Date) and on or prior to the close of business on December 14, 2023 (the third anniversary of the Closing Date). The Company received gross proceeds of approximately $7.0 million.

The placement agent of the 2020 Financing received (i) a placement fee in the amount equal to 7% of the gross proceeds and (ii) warrants to purchase up to 302,469 shares of common stock on substantially the same terms as the warrants sold to the investors (“Placement agent warrants” and together with the Investor warrants, the “Warrants”).

The Warrants have an initial exercise price of USS2.03 per share, which is subject to anti-dilution provisions that require adjustment of the number of shares of common stock that may be acquired upon exercise of the warrant, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions. The Warrants also contain “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”).

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

Accounting for securities issued in the 2020 Financing

The Company determined that common stock issued in the 2020 Financing should be classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company analyzed the Warrants issued in the 2020 Financing in accordance with ASC Topic 815 “Derivatives and Hedging”. In accordance with ASC Topic 815, the Company determined that the Warrants should not be considered index to its own stock, as the strike price of the Warrants is dominated in a currency (U.S. dollar) other than the functional currency of the Company (Renminbi or Yuan). As a result, the Warrants does not meet the scope exception of ASC Topic 815, therefore, should be accounted for as derivative liabilities and measure at fair value with changes in fair value be recorded in earnings in each reporting period.

Fair value of the warrants

The Company used the Binomial model to determine the fair value of the Warrants based on the assumptions summarized as below:

As of December 14, 2020

Stock price	$1.25
Years to maturity	3.00
Risk-free interest rate	0.17%
Dividend yield	-
Expected volatility	164%
Exercise Price	$2.03

Fair value of the warrant	$1.01

Investor warrants liabilities (US$’000)	$1,746

Placement agent warrants liabilities (US$’000)	$305

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

Allocation of gross proceeds from the 2020 Financing

The Company allocated the total proceeds from the 2020 Financing as summarized below:

Initial measurement
US$(’000)

Investor warrants	1,746
Common Stock (par value and additional paid-in capital)	5,254
Total proceeds from the 2020 Financing	7,000

Investor warrants issued in the 2020 Financing was initially measurement at fair value. The residual amount, representing difference between the total proceeds and the fair value of the Investor warrants as of the Closing Date was assigned as the carrying value of the common stock issued in the 2020 Financing.

Offering costs

Offering costs in the amount of approximately US$1.06 million consisting of cash payment of approximately US$0.49 million placement fee, approximately US$0.26 million other direct offering cost of professional service fees and fair value of placement agent warrants of approximately US$0.31 million, which were charged to additional paid-in capital.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for securities issued in the 2019 Financing

The Company determined that the Shares issued in the 2019 Financing should be classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. As a result, net proceeds from the 2019 Financing of approximately US$4.79 million was recorded as equity (par value and additional paid-in capital), after deduction of an approximately US$0.015 million of direct offering cost.

Subsequent measurement and changes in fair value of the warrant liabilities

Warrants issued in the 2020 Financing

As of December 31, 2020

Stock price	$1.35
Years to maturity	2.95
Risk-free interest rate	0.17%
Dividend yield	-
Expected volatility	102%
Exercise Price	$2.03

Fair value of the warrant	$0.74

Investor warrants liabilities (US$’000)	$1,279

Placement agent warrants liabilities (US$’000)	$224

Warrants issued in the 2018 Financing

	Investors warrants			Placement agent warrants
	December 31, 2018	December 31, 2019	December 31, 2020(1)	December 31, 2018	December 31, 2019	December 31, 2020(2)

Stock price	$1.34	$1.17		$1.34	$1.17	$1.35
Years to maturity	1.55	0.55		2.05	1.05	0.05
Risk-free interest rate	2.50%	1.58%		2.50%	1.57%	0.08%
Dividend yield	-	-		-	-	-
Expected volatility	199%	60%		176%	80%	59%
Exercise Price	$6.60	$1.4927 *		$6.60	$1.4927 *	$1.4927 *

Fair value of the warrant	$0.78	$0.11		$0.80	$0.28	$0.02

Warrant liabilities (US$’000)	$503	$71		$103	$36	$2

* On September 25, 2019, as a result of the close on the first half of the 2019 Financing, the exercise price of the warrants issued in 2018 Financing that contain the “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”) was adjusted to $1.4927.

(1)      The investor warrants issued in the 2018 Financing had expired during the year ended December 31, 2020.

(2)      The placement agent warrants issued in the 2018 Financing with an original termination date on January 18, 2021 was subsequently extended to July 18, 2021 on January 18, 2021.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of	As of	As of	Change in Fair Value (gain)/loss
	December 31,	December 14,	December 31,	December 31,	Year ended December 31,
	2020	2020	2019	2018	2020	2019
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)
Fair value of the Warrants:
Warrants issued in the 2020 Financing:
--Investor warrants	1,279	1,746	*	*	(467)	*
--Placement agent warrants	224	305	*	*	(81)	*
Warrants issued in the 2018 Financing:
--Investor warrants	-	*	71	503	(71)	(432)
--Placement agent warrants	2	*	36	103	(34)	(67)
Warrant liabilities	1,505	2,051	107	606	(653)	(499)

* Not applicable.

Warrants issued and outstanding at December 31, 2020 and their movements during the two years then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2019	774,000	1.63	$6.60	774,000	1.63	$6.60
Issued	-			-
Expired	-			-
Exercised	-			-
Balance, December 31, 2019	774,000	0.63	$1,4927	774,000	0.63	$1,4927
Issued	2,030,865	3.00	$2.03	-
Expired	(645,000)		$1,4927	(645,000)		$1,4927
Exercised	-			-
Balance, December 31, 2020	2,159,865	2.78	$2.00	129,000	0.05	$1,4927

17.	Restricted Net Assets

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2020 and 2019, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were approximately US$8.2 million and US$6.2 million, respectively.

The current PRC Enterprise Income Tax (“EIT”) Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company.

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

18.	Related party transaction

Revenue from related parties:

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	18	899

Zhongwang Xiyue is an entity over which one of the Company’s executive officers can exercise significant influence. For the years ended December 31, 2020 and 2019, the Company provided advertising and marketing services to this related party in its normal course of business on the same terms as those provided to its unrelated clients.

19.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.11 million and US$0.31 million for the years ended December 31, 2020 and 2019, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and loans to unrelated parties. As of December 31, 2020, 77% of the Company’s cash and cash equivalents were held by major financial institutions located in mainland and Hong Kong, China, the remaining 23% was held by a financial institution located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and loans to unrelated parties are significantly reduced.

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

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the years ended December 31, 2020 and 2019, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E
Year Ended December 31, 2020
Revenues, customer concentration risk	*	*	*	*	*

Year Ended December 31, 2019
Revenues, customer concentration risk	*	*	*	*	*

As of December 31, 2020
Accounts receivable, customer concentration risk	28%	*	*	27%	21%

As of December 31, 2019
Accounts receivable, customer concentration risk	57%	13%	12%	*	*

* Less than 10%.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the years ended December 31, 2020 and 2019, respectively:

Supplier A
Year Ended December 31, 2020
Cost of revenues, supplier concentration risk	78%

Year Ended December 31, 2019
Cost of revenues, supplier concentration risk	89%

21.	Commitments and contingencies

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain technology-powered platform applications. Total contract amount of these two contracts was approximately US$4.96 million. As of December 31, 2020, the Company had paid approximately US$4.41 million in the aggregate. The remaining unpaid contract amount is expected to be paid during the year ending December 31, 2021.

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

Previously, the Company had four reportable segments, which were Internet advertising and related services, TV advertising service, Blockchain technology and Corporate. From fiscal 2020, the Company has a new reportable segment, which is Ecommerce O2O advertising and marketing services segment. In additional, due to the Company’s TV advertising business gradually became dormant since fiscal 2019, and the remaining general operating expenses, net loss and total assets amounts of the Company’s TV advertising segment were and are expected to continue be immaterial, the Company combines the results of operations of its TV advertising segment and other disclosure information with its new Ecommerce O2O advertising and marketing services segment in fiscal 2020. As a result, the related disclosures for the year ended December 31 2019 have been reclassified in comfort with the disclosures in fiscal 2020.

For the Year Ended December 31, 2020

	Internet Ad. and data service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Revenues	35,618	1,545	-	1,245	-	38,408
Cost of revenues	35,700	1,500	-	576	-	37,776
Total operating expenses	2,752	45	5	3,531 (1)	-	6,333
Depreciation and amortization expense included in total operating expenses	825	25	2	4	-	856
Operating loss	(2,834)	-	(5)	(2,862)	-	(5,701)

Change in fair value of warrant liabilities	-	-	-	653	-	653

Net loss	(3,071)	-	(6)	(2,144)	-	(5,221)

Expenditure for long-term assets	-	1,500	503	-	-	2,003

Total assets-December 31, 2020	8,310	3,206	4,409	27,766	(23,024)	20,667

(1) Including approximately US$2,152,000 share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2019

	Internet Ad. and data service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Revenues	56,878	-	-	1,202	-	58,080
Cost of revenues	52,582	-	-	-	-	52,582
Total operating expenses	5,176	47	20	1,943 (1)	-	7,186
Depreciation and amortization expense included in total operating expenses	150	-	2	18	-	170
Operating loss	(880)	(47)	(20)	(741)	-	(1,688)

Change in fair value of warrant liabilities	-	-	-	499	-	499

Net loss	(778)	(44)	(20)	(428)	-	(1,270)

Expenditure for long-term assets	1,962	-	160	-	-	2,122

Total assets-December 31, 2019	13,332	2,075	3,885	21,338	(22,079)	18,551

(1) Including approximately US$393,000 share-based compensation expenses.

23.	Loss per share

Basic and diluted loss per share for each of the years presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(5,216)	$(1,261)

Weighted average number of common shares outstanding – Basic and diluted	21,602,107	17,130,335

Loss per share -Basic and diluted	$(0.24)	$(0.07)

For the years ended December 31, 2020 and 2019, the diluted loss per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because their effect was anti-dilutive, as the Company incurred a loss for both years.

24.	Share-based compensation expenses

In February 2020, the Company granted and issued in the aggregate of approximately 1.60 million fully-vested shares of the Company’s restricted common stock to its management and employees for their services provided. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which is US$1.18 per share. Total compensation expenses of approximately US$1.89 million was recorded for the year ended December 31, 2020.

In March 2020, the Company granted and issued 0.43 million shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a two-year period until February 2022. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.11 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.48 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the year ended December 31, 2020 was approximately US$0.20 million.

In August 2020, the Company granted and issued 0.05 million shares of the Company restricted common stock to an information technology consulting and advisory service provider in exchange for its service for a one-year period ending July 2021. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.36 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.07 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the year ended December 31, 2020 was approximately US$0.03 million.

For each of the year ended December 31, 2020 and 2019, the Company granted and issued 0.03 million shares of the Company’s restricted common stock to one of its independent directors, in exchange for his services to the Company. The shares issued for the years ended December 31, 2020 and 2019 were valued at US$1.11 and US$1.77 per share, respectively, the closing bid price of the Company’s common stock on the respective grant date. Total compensation expenses recognized was approximately US$0.03 million and US$0.05 million for the years ended December 31, 2020 and 2019, respectively.

For the year ended December 31, 2019, the Company also amortized an approximately US$0.34 million compensation expense related to fully-vested and nonforfeitable restricted common stock granted and issued to a management consulting and advisor service provider in December 2018.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarized share-based compensation expenses recorded for the years ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
	2020	2019
	US$(’000)	US$(’000)

Sales and marketing expenses	122	-
General and administrative expenses	1,884	393
Research and development expenses	146	-
Total	2,152	393

The aggregate unrecognized share-based compensation expenses as of December 31, 2020 was approximately US$0.32 million, of which approximately US$0.28 million will be recognized for the year ending December 31, 2021 and approximately US$0.04 million will be recognized for the year ending December 31, 2022.

Options issued and outstanding at December 31, 2020 and their movements for the two years then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2019	835,216	2.04	$2.49	835,216	2.04	$2.49
Granted/Vested	-			-
Forfeited	-			-
Expired	(80,000)		$3.08	(80,000)		$3.08
Exercised	-			-
Balance, December 31, 2019	755,216	1.15	$2.43	755,216	1.15	$2.43
Granted/Vested	-			-
Forfeited	-			-
Expired	(477,240)		$2.10	(477,240)		$2.10
Exercised	-			-
Balance, December 31, 2020	277,976	0.91	$3.00	277,976	0.91	$3.00

The aggregate intrinsic value of the above options was zero as of December 31, 2020 and 2019, as their respective exercise prices were all higher than the Company’s closing stock price on the last trading day of each year.

25.	Subsequent events

In January 2021, the Company co-founded a new entity, Xiao Peng Education Technology (Hubei) Co., Ltd. (“Xiao Peng Education”), in which the Company beneficially owns a 17% equity interest. The registered capital of Xiao Peng Education is RMB3.0 million (approximately US$0.46 million). Xiao Peng Education is primarily engaged in providing precision marketing services to online education service providers.

In January 2021, the Company acquired a 15% equity interest in Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”) for a cash consideration of RMB1.5 million (approximately US$0.23 million). Gong Xiang Technology is primarily engaged in operating of an online marketplace for merchandise sales.

In February 2021, the Company completed an additional registered direct offering of 5,212,000 shares of common stock to certain institutional investors at a per share price of $3.59. The Company also completed a concurrent private placement of unregistered warrants to purchase up to 2,606,000 shares of common stock. The warrants have a term of three and one-half years and are exercisable at a price of $3.59 per share. The warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company received gross proceeds of approximately $18.7 million, before the placement agent fees and offering related expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2021, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of the Company’s independent directors for his service to the Company for the year ending December 31, 2021. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which was US$3.13 per share. Total compensation expenses related to these shares was approximately US$0.09 million.

The Company primarily conducts its operations in the PRC. In January 2020, an outbreak of a novel coronavirus (COVID-19) surfaced in Wuhan City, Hubei province of the PRC, and spread all over the country during the first fiscal quarter of 2020. The spread of COVID-19 resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The Company’s principal business activity is to provide advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The pandemic of COVID-19 in the PRC had caused and may continue to cause decreases in or delays in advertising spending, and had negatively impacted and may continue to negatively impact the Company’s short-term ability to grow revenues. Although the Chinese government had declared the COVID-19 outbreak largely under control within its border since the second fiscal quarter of 2020, the Company will continue to assess its financial impacts for the future periods. There can be no assurance that this assessment will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in the Company’s sector in particular.

