Form 10-Q
period 2021-03-31
ZW Data Action Technologies Inc.
filed 2021-05-19
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2021, the registrant had 31,304,915 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	March 31, 2021	December 31, 2020
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents *	$15,785	$4,297
Accounts receivable, net of allowance for doubtful accounts of $4,217 and $4,247, respectively *	1,694	2,407
Prepayment and deposit to suppliers *	7,194	4,657
Due from related parties, net *	102	61
Other current assets, net *	1,765	1,462
Total current assets	26,540	12,884

Long-term investments *	404	67
Operating lease right-of-use assets *	2,199	48
Property and equipment, net *	61	60
Intangible assets, net *	3,603	2,557
Blockchain platform applications development costs	4,403	4,406
Long-term deposits and prepayments *	793	39
Deferred tax assets, net *	624	606
Total Assets	$38,627	$20,667

Liabilities and Equity
Current liabilities:
Accounts payable *	$1,226	$608
Advances from customers *	1,592	1,436
Accrued payroll and other accruals *	286	489
Taxes payable *	3,385	3,430
Operating lease liabilities *	267	18
Lease payment liabilities related to short-term leases *	200	203
Other current liabilities *	306	333
Warrant liabilities	10,919	1,505
Total current liabilities	18,181	8,022

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2021	December 31, 2020
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current *	1,953	32
Long-term borrowing from a director	133	134
Total Liabilities	20,267	8,188

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 31,304,915 shares and 26,062,915 shares at March 31, 2021 and December 31, 2020, respectively)	31	26
Additional paid-in capital	54,980	49,772
Statutory reserves	2,598	2,598
Accumulated deficit	(40,295)	(40,980)
Accumulated other comprehensive income	1,110	1,129
Total ZW Data Action Technologies Inc.’s stockholders’ equity	18,424	12,545

Noncontrolling interests	(64)	(66)
Total equity	18,360	12,479

Total Liabilities and Equity	$38,627	$20,667

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2021	2020
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$8,396	$4,371
From related parities	-	13
Total revenues	8,396	4,384
Cost of revenues	9,113	3,485
Gross (loss)/profit	(717)	899

Operating expenses
Sales and marketing expenses	28	165
General and administrative expenses	996	2,796
Research and development expenses	74	214
Total operating expenses	1,098	3,175

Loss from operations	(1,815)	(2,276)

Other income/(expenses)
Interest income/(expense), net	1	(1)
Other expenses	(24)	(1)
Change in fair value of warrant liabilities	2,507	46
Total other income	2,484	44

Income/(loss) before income tax benefit/(expense) and noncontrolling interests	669	(2,232)
Income tax benefit/(expense)	18	(78)
Net income/(loss)	687	(2,310)
Net (income)/loss attributable to noncontrolling interests	(2)	-
Net income/(loss) attributable to ZW Data Action Technologies Inc.	$685	$(2,310)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)（CONTINUED）

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2021	2020
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net income/(loss)	$687	$(2,310)
Foreign currency translation (loss)/gain	(19)	72
Comprehensive income/(loss)	668	(2,238)
Comprehensive income attributable to noncontrolling interests	(2)	(1)
Comprehensive income/(loss) attributable to ZW Data Action Technologies Inc.	$666	$(2,239)

Earnings/(loss) per share
Earnings/(loss) per common share

Basic and diluted	$0.02	$(0.11)

Weighted average number of common shares outstanding:

Basic and diluted	28,505,181	20,397,406

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2021	2020
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$687	$(2,310)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities
Depreciation and amortization	112	207
Amortization of operating lease right-of-use assets	36	3
Share-based compensation expenses	100	1,919
Provision for allowances for doubtful accounts	-	410
Deferred taxes	(18)	(5)
Change in fair value of warrant liabilities	(2,507)	(46)
Changes in operating assets and liabilities
Accounts receivable	700	(255)
Prepayment and deposit to suppliers	(2,630)	2,236
Due from related parties	-	29
Other current assets	7	(5)
Long-term deposits and prepayments	(794)	(1,125)
Accounts payable	628	(147)
Advances from customers	169	123
Accrued payroll and other accruals	(188)	34
Other current liabilities	25	319
Taxes payable	(18)	94
Lease payment liability related to short-term leases	(1)	37
Operating lease liabilities	(14)	-
Net cash (used in)/provided by operating activities	(3,706)	1,518

Cash flows from investing activities
Cash effect of deconsolidation of VIEs’ subsidiaries	(8)	-
Investments and advances to ownership investee entities	(385)	-
Short-term loan to an unrelated party	(312)	(815)
Payment for purchase of software technologies	(1,160)	-
Payment for blockchain platform applications development costs	-	(302)
Net cash used in investing activities	(1,865)	(1,117)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2021	20120
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$1,600)	17,111	-
Repayment of short-term bank loan	-	(430)
Net cash provided by/(used in) financing activities	17,111	(430)

Effect of exchange rate fluctuation on cash and cash equivalents	(52)	(19)

Net increase/(decrease) in cash and cash equivalents	11,488	(48)

Cash and cash equivalents at beginning of the period	4,297	1,603
Cash and cash equivalents at end of the period	$15,785	$1,555

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$2

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2021	26,062,915	$26	$49,772	$2,598	$(40,980)	$1,129	$(66)	$12,479
Issuance of common stock for private placement, net of $10.48 million proceeds allocated to investor warrants labilities and $3.05 million direct offering costs (including $1.45 million proceeds allocated to placement agent warrants liabilities), respectively	5,212,000	5	5,185	-	-	-	-	5,190
Share-based compensation in exchange for services from employees and directors	30,000	-	23	-	-	-	-	23
Net income for the period	-	-	-	-	685	-	2	687
Foreign currency translation adjustment	-	-	-	-	-	(19)	-	(19)
Balance, March 31, 2021 (unaudited)	31,304,915	$31	$54,980	$2,598	$(40,295)	$1,110	$(64)	$18,360

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ZW Data Action Technologies Inc. (f/k/a ChinaNet Online Holdings, Inc.) (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing Internet advertising, precision marketing, e-commerce online to offline (O2O) advertising and marketing services as well as the related data and technical services to small and medium enterprises (SMEs) in the PRC. In early 2018, the Company commenced expansion into the blockchain industry and the related technology. As of March 31, 2021, the Company was in the process of developing its blockchain-powered platform applications (See Note 11).

2.	Variable interest entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its PRC subsidiaries and operating entities (the “VIEs”).

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,055	$277
Accounts receivable, net	1,565	1,142
Prepayment and deposit to suppliers	4,107	2,818
Due from related parties, net	102	61
Other current assets, net	3	10
Total current assets	6,832	4,308

Long-term investments	404	67
Operating lease right-of-use assets	2,199	48
Property and equipment, net	34	32
Intangible assets, net	4	9
Long-term deposits and prepayments	73	-
Deferred tax assets, net	457	536
Total Assets	10,003	$5,000

Liabilities
Current liabilities:
Accounts payable	$814	$270
Advances from customers	1,554	1,436
Accrued payroll and other accruals	80	168
Taxes payable	2,713	2,755
Operating lease liabilities	267	18
Lease payment liabilities related to short-term leases	107	108
Other current liabilities	212	213
Total current liabilities	5,747	4,968

Operating lease liabilities-Non current	1,953	32
Total Liabilities	$7,700	$5,000

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive income/(loss) for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$7,947	$2,936
Cost of revenues	(8,738)	(2,845)
Total operating expenses	(390)	(744)
Net loss before allocation to noncontrolling interests	(1,281)	(651)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC (the “2020 Form 10-K”) on April 13, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2021, its condensed consolidated results of operations for the three months ended March 31, 2021 and 2020, and its condensed consolidated cash flows for the three months ended March 31, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

d)	Foreign currency translation

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2021	December 31, 2020

Balance sheet items, except for equity accounts	6.5713	6.5249

	Three Months Ended March 31,
	2021	2020

Items in the statements of operations and comprehensive income/(loss)	6.4844	6.9790

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 are as follows:

		Fair value measurement at reporting date using
	As of March 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 16)	10,919	-	-	10,919

		Fair value measurement at reporting date using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 16)	1,505	-	-	1,505

f)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2021	2020
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Internet advertising and related services
--distribution of the right to use search engine marketing service	6,865	1,988
--online advertising placements	1,402	948
--data and technical services	-	300
Ecommerce O2O advertising and marketing services	129	503
Technical solution services	-	645
Total revenues	8,396	4,384

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	8,396	3,739
Revenue recognized at a point in time	-	645
Total revenues	8,396	4,384

Contract costs

For the three months ended March 31, 2021 and 2020, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract balances

The table below summarized the movement of the Company’s contract liabilities (advance from customers) for the three months ended March 31, 2021:

Contract liabilities
US$(’000)

Balance as of January 1, 2021	1,436
Exchange translation adjustment	(10)
Revenue recognized from beginning contract liability balance	(1,092)
Advances received from customers related to unsatisfied performance obligations	1,258
Balance as of March 31, 2021 (Unaudited)	1,592

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for both the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, there is no revenue recognized from performance obligations that were satisfied in prior periods.

g)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2021 and 2020 were approximately US$0.07 million and US$0.21 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Lease

As of March 31, 2021, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$2.20 million and US$2.22 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Nine months ending December 31, 2021	192
Year ending December 31,
-2022	313
-2023	331
-2024	341
-2025	361
-2026	383
-thereafter	908
Total undiscounted lease payments	2,829
Less: imputed interest	(609)
Total operating lease liabilities as of March 31, 2021	2,220

Including:
Operating lease liabilities	267
Operating lease liabilities-Non current	1,953
2,220

Operating lease expenses:

	Three Months Ended March 31,
	2021	2020
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Long-term operating lease contracts	37	3
Short-term operating lease contracts	15	44
Total	52	47

Supplemental information related to operating leases:

Three Month Ended March 31, 2021
(Unaudited)

Operating cash flows used for operating leases (US$’000)	14
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	2,249
Weighted-average remaining lease term (years)	7.88
Weighted-average discount rate	6%

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	March 31, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,911	6,654
Allowance for doubtful accounts	(4,217)	(4,247)
Accounts receivable, net	1,694	2,407

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2021 and December 31, 2020, the Company provided approximately US$4.22 million and US$4.25 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the three months ended March 31, 2021 and 2020, approximately US$nil and US$0.41 million allowance for doubtful accounts was provided, respectively.

5.	Prepayments and deposit to suppliers

	March 31, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	609	307
Prepayments to advertising resources providers	5,984	3,696
Other deposits and prepayments	601	654
	7,194	4,657

6.	Due from related parties, net

	March 31, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	60	61
Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”)	42	-
Due from related parties, net	102	61

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

As of March 31, 2021 and December 31, 2020, due from Zhongwang Xiyue represented the outstanding receivable for the advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of March 31, 2021, due from Gong Xiang Technology was a short-term working capital loan provided to this investee entity, which loan is expected to be repaid to the Company for the year ending December 31, 2021.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Other current assets, net

	March 31, 2021			December 31,2020
	Gross	Allowance for doubtful accounts	Net	Gross	Allowance for doubtful accounts	Net
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)

Staff advances for business operations	9	-	9	18	-	18
Short-term loan to an unrelated party	1,756	-	1,756	1,444	-	1,444
Total	1,765	-	1,765	1,462	-	1,462

As of March 31, 2021, other current assets primarily include a temporary working capital loan that the Company provided to an unrelated party. This loan is unsecured, interest free, of which approximately US$0.76 million has been repaid to the Company as of the date hereof, and the remaining outstanding balance is expected to be repaid to the Company for the year ending December 31, 2021.

8.	Long-term investments

	Gong Xiang Technology	Xiao Peng Education	Business Opportunity Chain Guangzhou	Local Chain Xi’an	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of January 1, 2021	-	-	29	38	67
Exchange translation adjustment	-	-	-	(1)	(1)
Cash investment during the year	228	78	32	-	338
Balance as of March 31, 2021 (Unaudited)	228	78	61	37	404

As of March 31, 2021, the Company beneficially owned a 15%, 17%, 19% and 4.9% equity interest in Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”), Xiao Peng Education Technology (Hubei) Co., Ltd. (“Xiao Peng Education”), Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), and Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an”), respectively.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

9.	Property and equipment, net

	March 31, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	805	811
Office equipment	890	894
Electronic devices	610	615
Property and equipment, cost	2,305	2,320
Less: accumulated depreciation	(2,244)	(2,260)
Property and equipment, net	61	60

Depreciation expenses for the three months ended March 31, 2021 and 2020 were approximately US$0.001 million and US$0.002 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Intangible assets, net

	As of March 31, 2021 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
Cloud compute software technology	1,412	(975)	(433)	4
Internet Ad tracking system	1,160	-	-	1,160
Live streaming technology	1,500	(100)	-	1,400
Licensed products use right	1,205	(166)	-	1,039
Other computer software	119	(119)	-	-
Total	$5,396	$(1,360)	$(433)	$3,603

	As of December 31, 2020
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
Cloud compute software technology	1,423	(978)	(436)	9
Live streaming technology	1,500	(25)	-	1,475
Licensed products use right	1,208	(135)	-	1,073
Other computer software	120	(120)	-	-
Total	$4,251	$(1,258)	$(436)	$2,557

Amortization expenses for the three months ended March 31, 2021 and 2020 were approximately US$0.11 million and US$0.21 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 5.90 years as of March 31, 2021, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$0.49 million for the year ending December 31, 2021, approximately US$0.65 million each year for the year ending December 31, 2022 through 2024, approximately US$0.63 million for the year ending December 31, 2025, and approximately US$0.18 million for the year ending December 31, 2026.

11.	Blockchain platform applications development costs

In 2018, the Company entered into technical development contracts with two unrelated entities for the development of two blockchain technology-based platform applications with a contract amount of US$4.50 million and RMB3.0 million (approximately US$0.46 million), respectively. These two blockchain technology-based applications are named OMG and Bo!News, respectively. As of March 31, 2021, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company capitalized approximately US$4.40 million development costs in the aggregate under these two contracts, respectively. During 2020, the Company further developed its Blockchain Integrated Framework (“BIF”) for retail business, to provide a framework platform for more accessible and efficient integration of small and medium sized retail business users. The Company plans to complete the integration of BO!News and OMG onto BIF for commercial release by the first half of 2021 and launch BIF to retail business users before the end of the third fiscal quarter of 2021.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Long-term deposits and prepayments

As of March 31, 2021, long-term deposits and prepayments represented a portion of the Company’s deposits and prepayments that were not expected to be refunded or consumed within one year of March 31, 2021.

13.	Accrued payroll and other accruals

	March 31, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	118	229
Accrued operating expenses	168	260
	286	489

14.	Taxation

As of March 31, 2021 and December 31, 2020, taxes payable consists of:

	March 31, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,321	1,353
Enterprise income tax payable	2,064	2,077
Total taxes payable	3,385	3,430

For the three months ended March 31, 2021 and 2020, the Company’s income tax benefit/(expense) consisted of:

	Three Months Ended March 31,
	2021	2020
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	-	(83)
Deferred	18	5
Income tax benefit/(expense)	18	(78)

The Company’s deferred tax assets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	10,414	10,123
Bad debts provision	724	728
Valuation allowance	(10,514)	(10,245)
Deferred tax assets, net	624	606

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$23.5 million and US$23.3 million at March 31, 2021 and December 31, 2020, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$23.5 million and US$22.5 million as of March 31, 2021 and December 31, 2020, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2031 due to the fact that certain subsidiary enjoys the High and New Technology Enterprise’s privileged NOLs carryforward policy. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$10.5 million and US$10.2 million valuation allowance as of March 31, 2021 and December 31, 2020, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2021 and 2020, the Company recorded approximately US$0.31 million and US$0.55 million deferred tax valuation allowance, respectively.

15.	Long-term borrowing from a director

Long-term borrowing from a director is a non-interest bearing loan from a director of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary, Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”), which is not expected to be repaid within one year.

16.	The Financing and warrant liabilities

The February 2021 Financing:

On February 18, 2021 (the “Closing Date”), the Company consummated a registered direct offering of 5,212,000 shares of the Company’s common stock to certain institutional investors at a purchase price of US$3.59 per share (the “February 2021 Financing”). As part of the transaction, the Company also issued to the investors warrants to purchase up to 2,606,000 shares of the Company’s common stock at an exercise price of US$3.59 per share (the “2021 Investor Warrants”). The 2021 Investor Warrants are exercisable at any time on or after February 18, 2021 and on or prior to the close of business on August 18, 2024 (the third and one-half years anniversary of the Closing Date). The Company received gross proceeds of approximately US$18.7 million from the February 2021 Financing.

The placement agent of the February 2021 Financing received (i) a placement fee in the amount equal to 7% of the gross proceeds and (ii) warrants to purchase up to 364,840 shares of the Company’s common stock at an exercise price of US$4.4875 per share. (the “2021 Placement Agent Warrants” and together with the 2021 Investor Warrants, the “2021 Warrants”). The 2021 Placement Agent Warrants are exercisable at any time on or after August 18, 2021 (the six-month anniversary of the Closing Date) and on or prior to the close of business on August 18, 2024 (the third and one-half years anniversary of the Closing Date).

The initial exercise prices of the 2021 Warrants are subject to anti-dilution provisions that require adjustment of the number of shares of common stock that may be acquired upon exercise of the 2021 Warrants, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions. The 2021 Warrants also contain “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”).

The 2021 Warrants may not be exercised if it would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares (the “Beneficial Ownership Limitation”). The holder of the 2021 Warrants, upon notice to the Company, may increase or decrease the Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the Company’s outstanding common shares. Any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting for securities issued in the February 2021 Financing

The Company determined that the Company’s common stock issued in the February 2021 Financing should be classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date.

The Company analyzed the 2021 Warrants issued in the February 2021 Financing in accordance with ASC Topic 815 “Derivatives and Hedging”. In accordance with ASC Topic 815, the Company determined that the 2021 Warrants should not be considered index to its own stock, as the strike price of the 2021 Warrants is dominated in a currency (U.S. dollar) other than the functional currency of the Company (Renminbi or Yuan). As a result, the 2021 Warrants does not meet the scope exception of ASC Topic 815, therefore, should be accounted for as derivative liabilities and measure at fair value with changes in fair value be recorded in earnings in each reporting period.

Fair value of the warrants

The Company used Binomial model to determine the fair value of the 2021 Warrants based on the assumptions summarized as below:

	As of February 18, 2021

	2021 Investor Warrants	2021 Placement Agent Warrants

Stock price	$4.48	$4.48
Years to maturity	3.50	3.50
Risk-free interest rate	0.26%	0.26%
Dividend yield	-	-
Expected volatility	168%	168%
Exercise Price	$3.59	$4.4875

Fair value of the warrant	$4.02	$3.96

Warrant liabilities (US$’000)	$10,476	$1,445

Stock price is the closing bid price of the Company’s common stock at the respective valuation date. Years to maturity is the respective remaining contract life of the warrants. Yield-to-maturities in continuous compounding of the United States Government Bonds with the time-to-maturities same as the respective warrant are adopted as the risk-free rate. Annualized historical stock price volatility of the Company at the respective valuation date is deemed to be appropriate to serve as the expected volatility of the stock price of the Company. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. Exercise price is the contractual exercise price of the 2021 Warrants.

Allocation of gross proceeds from the February 2021 Financing

The Company allocated the total proceeds from the February 2021 Financing as summarized below:

Initial measurement
(USD’000)

Investor Warrants	10,476
Common Stock (par value and additional paid in capital)	8,235
Total proceeds from the Financing	18,711

The 2021 Investor Warrants issued in the February 2021 Financing was initially measurement at fair value. The residual amount, representing difference between the total proceeds and the fair value of the 2021 Investor Warrants as of the Closing Date was assigned as the carrying value of the common stock issued in the February 2021 Financing.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Offering costs

Offering costs in the amount of approximately US$3.05 million consisting of cash payment of approximately US$1.31 million placement fee, approximately US$0.29 million other direct offering cost of professional service fees and fair value of the 2021 Placement Agent Warrants of approximately US$1.45 million, which were charged to additional paid-in-capital.

Subsequent measurement and changes in fair value of the warrant liabilities

The Company issued warrants to certain institutional investors and the Company’s placement agent in the registered direct offerings consummated in February 2021, December 2020 and January 2018, which warrants were accounted for as derivative liabilities and measure at fair value with changes in fair value be recorded in earnings in each reporting period.

For the three months ended March 31, 2021:

Warrants issued in the February 2021 Financing:

	As of March 31, 2021

	2021 Investor Warrants	2021 Placement Agent Warrants

Stock price	$2.64	$2.64
Years to maturity	3.38	3.38
Risk-free interest rate	0.41%	0.41%
Dividend yield	-	-
Expected volatility	168%	168%
Exercise Price	$3.59	$4.4875

Fair value of the warrant	$2.28	$2.24

Warrant liabilities (US$’000)	$5,942	$817

Warrants issued in the 2020 Financing:

On December 14, 2020, the Company consummated a registered direct offering of 4,320,989 shares of the Company’s common stock to certain institutional investors at a purchase price of US$1.62 per share (the “2020 Financing”). As part of the transaction, the Company also issued, to the investors warrants to purchase up to 1,728,396 shares of the Company’s common stock at an exercise price of U$$2.03 per share (the “2020 Investor Warrants”), and to the placement agent, warrants to purchase up to 302,469 shares of the Company’s common stock on substantially the same terms as the 2020 Investor Warrants (the “2020 Placement Agent Warrants” and together with the 2020 Investor Warrants, the “2020 Warrants”). The 2020 Warrants are exercisable at any time on or after June 14, 2021 and on or prior to the close of business on December 14, 2023.

	2020 Investor Warrants and 2020 Placement Agent Warrants
	As of March 31, 2021	As of December 31, 2020

Stock price	$2.64	$1.35
Years to maturity	2.70	2.95
Risk-free interest rate	0.29%	0.17%
Dividend yield	-	-
Expected volatility	120%	102%
Exercise Price	$2.03	$2.03

Fair value of the warrant	$1.95	$0.74

Investor warrants liabilities (US$’000)	$3,370	$1,279

Placement agent warrants liabilities (US$’000)	$590	$224

Warrants issued in the 2018 Financing:

On January 17, 2018, the Company consummated a registered direct offering of 2,150,001 shares of the Company’s common stock to certain institutional investors at a purchase price of US$5.15 per share (“the 2018 Financing”). As part of the transaction, the Company also issued to the investors warrants (the “2018 Investor Warrants”) to purchase up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share. The 2018 Investors Warrants expired on July 18, 2020. The placement agent of the 2018 Financing received warrants to purchase up to 129,000 shares of the Company’s common stock at an exercise price of US$6.60 per share, with a three-year term (the “2018 Placement Agent Warrants” and together with the 2018 Investor Warrants, the “2018 Warrants”). On September 25, 2019, the exercise price of the 2018 Warrants was adjusted to US$1.4927. On January 18, 2021, the expiration date of the 2018 Placement Agent Warrants was extended to July 18, 2021.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2018 Placement Agent Warrants
	As of March 31, 2021	As of December 31, 2020

Stock price	$2.64	$1.35
Years to maturity	0.30	0.05
Risk-free interest rate	0.03%	0.08%
Dividend yield	-	-
Expected volatility	206%	59%
Exercise Price	$1.4927	$1.4927

Fair value of the warrant	$1.55	$0.02

Warrant liabilities (US$’000)	$200	$2

For the three months ended March 31, 2020:

Warrants issued in the 2018 Financing:

	2018 Investor Warrants		2018 Placement Agent Warrants
	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019

Stock price	$0.95	$1.17	$0.95	$1.17
Years to maturity	0.30	0.55	0.80	1.05
Risk-free interest rate	0.10%	1.58%	0.13%	1.57%
Dividend yield	-	-	-	-
Expected volatility	99%	60%	78%	80%
Exercise Price	$1.4927	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.07	$0.11	$0.12	$0.28

Warrant liabilities (US$’000)	$45	$71	$16	$36

Changes in fair value of warrant liabilities

Three Months Ended March 31, 2021 (Unaudited)

	As of March 31, 2021	As of February 18, 2021	As of December 31, 2020	Change in Fair Value (gain)/loss
	(US$’000)	(US$’000)	(US$’000)	(US$’000)
Fair value of the Warrants:

Warrants issued in the February 2021 Financing:
--Investor Warrants	5,942	10,476	*	(4,534)
--Placement Agent Warrants	817	1,445	*	(628)
Warrants issued in the 2020 Financing:
--Investor Warrants	3,370	*	1,279	2,091
--Placement Agent Warrants	590	*	224	366
Warrants issued in the 2018 Financing:
--Placement Agent Warrants	200	*	2	198
Warrant liabilities	10,919	11,921	1,505	(2,507)

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2020 (Unaudited)

	As of March 31, 2020	As of December 31, 2019	Change in Fair Value (gain)/loss
	US$’000	US$’000	US$’000
Fair value of the Warrants:

Warrants issued in the 2018 Financing:
--Investor Warrants	45	71	(26)
--Placement Agent Warrants	16	36	(20)
Warrant liabilities	61	107	(46)

Warrants issued and outstanding as of March 31, 2021 and their movements during the three months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2021	2,159,865	2.78	$2.00	129,000	0.05	$1.4927
Granted/Vested	2,970,840	3.38	$3.70	2,606,000	3.38	$3.59
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2021 (Unaudited)	5,130,705	3.04	$2.98	2,735,000	3.24	$3.49

17.	Restricted net assets

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

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2021 and December 31, 2020, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were approximately US$13.2 million and US$8.2 million, respectively.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.05 million and US$0.04 million for the three months ended March 31, 2021 and 2020, respectively.

19.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and loans to unrelated parties. As of Mach 31, 2021, 33% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland and Hong Kong, China, the remaining 67% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the three months ended March 31, 2021 and 2020, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G

Three Months Ended March 31, 2021					18%	-	-
Revenues, customer concentration risk	*	*	-	-

Three Months Ended March 31, 2020
Revenues, customer concentration risk	*	-	*	*	-	15%	11%

As of March 31, 2021
Accounts receivable, customer concentration risk	38%	34%	-	-	-	-	-

As of December 31, 2020
Accounts receivable, customer concentration risk	28%	-	27%	21%	-	-	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the three months ended March 31, 2021 and 2020, respectively:

	Supplier A	Supplier B	Supplier C
Three Months Ended March 31, 2021
Cost of revenues, supplier concentration risk	52%	30%	*

Three Months Ended March 31, 2020
Cost of revenues, supplier concentration risk	-	71%	11%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

20.	Commitments and contingencies

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain technology-powered platform applications. Total contract amount of these two contracts was approximately US$4.96 million. As of March 31, 2021, the Company had paid approximately US$4.40 million in the aggregate. The remaining unpaid contract amount is expected to be paid during the year ending December 31, 2021.

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

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2021 (Unaudited)

	Internet Ad and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)

Revenues	8,267	129	-	-	-	8,396
Cost of revenues	8,738	375	-	-	-	9,113
Total operating expenses	383	203	1	511 (1)	-	1,098
Depreciation and amortization expense included in total operating expenses	35	75	1	1	-	112
Operating loss	(854)	(449)	(1)	(511)	-	(1,815)

Change in fair value of warrant liabilities	-	-	-	2,507	-	2,507

Net (loss)/income	(954)	(449)	(1)	2,091		687

Expenditure for long-term assets	1,160	-	-	-	-	1,160

Total assets-March 31, 2021	11,186	5,192	4,405	43,034	(25,190)	38,627
Total assets-December 31, 2020	8,310	3,206	4,409	27,766	(23,024)	20,667

(1)	Including approximately US$0.10 million share-based compensation expenses.

Three Months Ended March 31, 2020 (Unaudited)

	Internet Ad. and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	3,236	503	-	645	-	4,384
Cost of revenues	3,110	375	-	-	-	3,485
Total operating expenses	1,022	4	1	2,148 (1)	-	3,175
Depreciation and amortization expense included in total operating expenses	206	-	-	1	-	207
Operating (loss)/income	(896)	124	(1)	(1,503)	-	(2,276)

Change in fair value of warrant liabilities	-	-	-	46	-	46

Net (loss)/income	(893)	103	(1)	(1,519)	-	(2,310)

Expenditure for long-term assets	-	-	302	-	-	302

(1)	Including approximately US$1.92 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Earnings/(Loss) per share

Basic and diluted income/(loss) per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2021	2020
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net income/(loss) attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted income/(loss) per share)	$685	$(2,310)

Weighted average number of common shares outstanding -Basic and diluted	28,505,181	20,397,406

Income/(loss) per share -Basic and diluted	$0.02	$(0.11)

For the three months ended March 31, 2021 and 2020, the diluted earnings/(loss) per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because their effect was anti-dilutive.

23.	Share-based compensation expenses

In March 2021, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of the Company’s independent directors for his service to the Company for the year ending December 31, 2021. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which was US$3.13 per share. Total compensation expenses amortized for the three months ended March 31, 2021 was approximately US$0.02 million.

For the three months ended March 31, 2021, the Company also amortized an approximately US$0.08 million compensation expense in the aggregate, which was related to fully-vested and nonforfeitable restricted common stock granted and issued to two of its service providers in March 2020 and August 2020, respectively.

During the first fiscal quarter of 2020, under its 2015 Omnibus Securities and Incentive Plan, the Company granted and issued in the aggregate of approximately 1.63 million fully-vested shares of the Company’s restricted common stock to its management, employees and directors. These shares were valued at the closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses of approximately US$1.90 million was recorded for the three months ended March 31, 2020.

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first fiscal quarter of 2020, the Company also granted and issued 430,000 shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a two-year period. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.11 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.48 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the three months ended March 31, 2020 was approximately US$0.02 million.

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	122
General and administrative expenses	100	1,651
Research and development expenses	-	146
Total	100	1,919

The aggregate unrecognized share-based compensation expenses as of March 31, 2021 was approximately US$0.31 million, of which approximately US$0.27 million will be recognized for the year ending December 31, 2021 and approximately US$0.04 million will be recognized for the year ending December 31, 2022.

Options issued and outstanding as of March 31, 2021 and their movements during the three months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2021	277,976	0.91	$3.00	277,976	0.91	$3.00
Granted/Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2021 (Unaudited)	277,976	0.66	$3.00	277,976	0.66	$3.00

ZW DATA ACTION TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

24.	Subsequent event

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

Except for the above mentioned matters, no other material event which are required to be adjusted or disclosed as of the date of this consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2020 Form 10-K.

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2021	2020
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$8,396	$4,371
From related parties	-	13
Total revenues	8,396	4,384
Cost of revenues	9,113	3,485
Gross (loss)/profit	(717)	899

Operating expenses
Sales and marketing expenses	28	165
General and administrative expenses	996	2,796
Research and development expenses	74	214
Total operating expenses	1,098	3,175

Loss from operations	(1,815)	(2,276)

Other income/(expenses)
Interest income/(expense), net	1	(1)
Other expenses	(24)	(1)
Change in fair value of warrant liabilities	2,507	46
Total other income/(expenses)	2,484	44

Income/(loss) before income tax benefit/(expense) and noncontrolling interests	669	(2,232)
Income tax benefit/(expense)	18	(78)
Net income/(loss)	687	(2,310)
Net (income)/loss attributable to noncontrolling interests	(2)	-
Net income/(loss) attributable to ZW Data Action Technologies Inc.	$685	$(2,310)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2021		2020
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$1,402	16.7%	$948	21.6%
-Distribution of the right to use search engine marketing service	6,865	81.8%	1,988	45.4%
-Data and technical services	-	-	300	6.8%
Internet advertising and related services	8,267	98.5%	3,236	73.8%
Ecommerce O2O advertising and marketing services	129	1.5%	503	11.5%
Technical solution services	-	-	645	14.7%
Total	$8,396	100.0%	$4,384	100.0%

Total Revenues: Our total revenues increased to US$8.40 million for the three months ended March 31, 2021 from US$4.38 million for the same period last year, which was primarily due to the increase in revenues from our Internet advertising and related services business segment, as a result of recovery from the COVID-19 outbreak since the second half of last year.

●	Revenues from our core businesses, Internet advertising and distribution of the right to use search engine marketing service, for the three months ended March 31, 2021 increased significantly to US$1.40 million and US$6.87 million, respectively, compared with US$0.95 million and US$1.99 million for the three months ended March 31, 2020, respectively. The increases were directly attributable to the successful containment of the COVID-19 epidemic in China within the first half year of fiscal 2020, which resulted in the gradually recovery of business activities and economy since the second half of fiscal 2020.

●	For the three months ended March 31, 2021 and 2020, we also generated an approximately US$0.13 and US$0.50 million, respectively, Ecommerce O2O advertising and marketing service revenues from distribution of the advertising spaces in outdoor billboards we purchased from a third party.

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

	Three Months Ended March 31,
	2021			2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$1,402	1,277	9%	$948	834	12%
-Distribution of the right to use search engine marketing service	6,865	7,461	-9%	1,988	2,011	-1%
-Data and technical services	-	-	-	300	265	12%
Internet advertising and related services	8,267	8,738	-6%	3,236	3,110	4%
Ecommerce O2O advertising and marketing services	129	375	-191%	503	375	25%
Technical solution services	-	-	-	645	-	100%
Total	$8,396	$9,113	-9%	$4,384	$3,485	21%

Cost of revenues: our total cost of revenues increased significantly to US$9.11 million for the three months ended March 31, 2021 from US$3.49 million for the three months ended March 31, 2020. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource and other direct costs associated with providing our services. The increase in our total cost of revenues for the three months ended March 31, 2021 was primarily due to the increase in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines and cost related to providing Internet advertising services on our ad portals, which was in line with the increase in the related revenues as discussed above.

●	Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the three months ended March 31, 2021, our total cost of revenues for Internet advertising and data service increased significantly to US$1.28 million from approximately US$0.83 million for the three months ended March 31, 2020, which was in line with the increase in revenues as a result of business recovery after the successful containment of the COVID-19 epidemic in China and business recovery since the second half of fiscal 2020. The gross margin rate of our Internet advertising and data service was 9% and 12% for the three months ended March 31, 2021 and 2020, respectively. We anticipate the gross margin rate will improve in the following quarters of fiscal 2021 along with the increase in revenues from this business category.

●	Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the three months ended March 31, 2021, our total cost of revenues for distribution of the right to use search engine marketing service increased significantly to US$7.46 million from approximately US$2.01 million for the three months ended March 31, 2020, which was in line with the increase in revenues as a result of business recovery after successful containment of the COVID-19 epidemic in China. Gross margin rate of this service decreased to -9% for the three months ended March 31, 2021, as on one hand, the resource suppliers, who have much stronger barging power, increase the resource cost during the period, while on the other hand, in order to secure our client base and competitive advantage under the post COVID-19 business recovery environment, we did not charge the increased cost to our clients. We anticipant the gross margin rate of this business category will improve in the following quarters of fiscal 2021, as we anticipate continuous increase in service revenues and the related cost consumption from this business category, which may put us in a better position to negotiate a lower rate with the suppliers in future periods.

●	For the three months ended March 31, 2021, cost for our Ecommerce O2O advertising and marketing service revenues of approximately US$0.38 million was the amortized cost for the related outdoor billboards ad spaces we pre-purchased.

Gross Profit

As a result of the foregoing, we incurred a gross loss of approximately US$0.72 million for the three months ended March 31, 2021, compared with a gross profit of approximately US$0.90 million for the three months ended March 31, 2020. Our overall gross margin was -9% and 21% for the three months ended March 31, 2021 and 2020, respectively. The incurrence of gross loss and negative gross margin rate for the three months ended March 31, 2021 was directly resulted from the negative gross margin rate of -9% incurred by our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, which accounted for approximately 81.8% of our total revenues for the three months ended March 31, 2021.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2021		2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total Revenues	$8,396	100%	$4,384	100%
Gross (Loss)/Profit	(717)	-9%	899	21%
Sales and marketing expenses	28	0.3%	165	4%
General and administrative expenses	996	11.9%	2,796	64%
Research and development expenses	74	0.9%	214	5%
Total operating expenses	1,098	13.1%	$3,175	73%

Operating Expenses: Our total operating expenses was approximately US$1.10 million and US$3.18 million for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily attribute to the decrease in share-based compensation expenses for the three months ended March 31, 2021.

●	Sales and marketing expenses: Sales and marketing expenses was US$0.03 million and US$0.17 million for the three months ended March 31, 2021 and 2020, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the three months ended March 31, 2021, the decrease in our sales and marketing expenses was primarily due to the decrease in share-based compensation expenses of approximately US$0.12 million, related to restricted shares granted and issued to our sales staff during the first fiscal quarter of last year.

●	General and administrative expenses: General and administrative expenses decreased to US$1.0 million for the three months ended March 31, 2021 from US$2.80 million for the same period in 2020. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the three months ended March 31, 2021, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$1.55 million, related to restricted shares granted and issued in the first fiscal quarter of last year; (2) the decrease in allowance for doubtful accounts of approximately US$0.41 million; and (3) the increase in general administrative expenses of approximately US$0.16 million, due to the office shutdown in the first fiscal quarter of last year, as a result of COVID-19 outbreak during that period.

●	Research and development expenses: Research and development expenses were US$0.07 million and US$0.21 million for the three months ended March 31, 2021 and 2020, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the three months ended March 31, 2021, the decrease in our research and development expenses was primarily due to the decrease in share-based compensation expenses of approximately US$0.15 million, related to restricted shares granted and issued to our research and development staff during the first fiscal quarter of last year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$1.82 million and US$2.28 million for the three months ended March 31, 2021 and 2020, respectively.

Change in fair value of warrant liabilities: we issued warrants in various financing activities, which we determined that the warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$2.51 million and US$0.05 million was recognized for the three months ended March 31, 2021 and 2020, respectively.

Income/(loss) before income tax benefit/(expense) and noncontrolling interests: As a result of the foregoing, our income before income tax benefit and noncontrolling interest for the three months ended March 31, 2011 was approximately US$0.67 million, compared with a net loss before income tax expense and noncontrolling interest of approximately US$2.23 million for the three months ended March 31, 2020.

Income Tax benefit/(expense): For the three months ended March 31, 2021, we recognized an approximately US$0.10 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of this entity, which amount was partially offset by an approximately US$0.08 million income tax expense recognized in relation to additional deferred tax assets provision provided by another operating VIE of ours for the period. For the three months ended March 31, 2020, we recognized an approximately US$0.08 million income tax expense in relation to net income generated by one of our operating subsidiaries for the period, which amount was partially offset by an approximately US$0.01 million income tax benefit recognized in relation to the net operating loss incurred by another operating VIE of ours for the period, which we consider likely to be utilized with respect to future earnings of this entity.

Net income/(loss): As a result of the foregoing, for the three months ended March 31, 2021, we generated a total net income of approximately US$0.69 million, compared with a total net loss of approximately US$2.31 million for the three months ended March 31, 2020.

Net income/(loss) attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain, in which we beneficially own 51% equity interest. In October 2020, we incorporated another majority-owned subsidiary, Qiweilian Guangzhou and beneficially owned 51% equity interest in it. For the three months ended March 31, 2021, net income allocated to the noncontrolling interest shareholders of these entities was approximately US$0.002 million. In March 2021, due to changes in business strategy of the noncontrolling interest shareholder of Qiweilian Guangzhou, we suspended the cooperation with that shareholder and sold our 51% equity interest in Qiweilian Guangzhou to unrelated parties.

Net income/(loss) attributable to ZW Data Action Technologies Inc.: Total net income/(loss) as adjusted by net income/(loss) attributable to the noncontrolling interest shareholders as discussed above yields the net income/(loss) attributable to ZW Data Action Technologies Inc. Net income attributable to ZW Data Action Technologies Inc. was approximately US$0.69 million for the three months ended March 31, 2021, compared with a net loss attributable to ZW Data Action Technologies Inc. of approximately US$2.31 million for the three months ended March 31, 2020.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2021, we had cash and cash equivalents of approximately US$15.8 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	$(3,706)	$1,518
Net cash used in investing activities	(1,865)	(1,117)
Net cash provided by/(used in) financing activities	17,111	(430)
Effect of Effect of exchange rate changes	(52)	(19)
Net increase/(decrease) in cash and cash equivalents	11,488	$(48)

Net cash (used in)/provided by operating activities

For the three months ended March 31, 2021, our net cash used in operating activities of approximately US$3.71 million were primarily attributable to:

(1)	net income excluding approximately US$0.11 million of non-cash expenses of depreciation and amortizations; approximately US$0.04 million amortization of operating lease right-of-use assets, approximately US$0.10 million share-based compensation; approximately US$2.51 million gain from change in fair value of warrant liabilities and approximately US$0.02 million deferred tax benefit, yielded the non-cash items excluded net loss of approximately US$1.59 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable decreased by approximately $0.70 million, due to strengthen of collection management;

-	accounts payable increased by approximately US$0.63 million, due to more favorable payment terms granted by a new supplier;

-	advance from customers increased by approximately US$0.17 million, primarily due to new advance payments received from customers during the first fiscal quarter of 2021, which was partially offset by recognition of revenue from opening contract liabilities during the period; and

-	other current liabilities increased by approximately US$0.03 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers increased by approximately US$2.63 million, primarily due to new deposits and prepayments made for the purchase of various advertising resources during the first fiscal quarter of 2021;

-	long-term deposits and prepayments increased by approximately US$0.79 million, which was made for the purchase of advertising resource and lease of our new office spaces during the first fiscal quarter of 2021, and this amount was not expected to be consumed within one year of March 31, 2021; and

-	accruals, tax payables, operating lease liabilities and short-term lease payment payables decreased by approximately US$0.22 million in the aggregate.

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

Net cash used in investing activities

For the three months ended March 31, 2021, (1) we made an aggregate of approximately US$0.34 million cash investment to our investee entities, and provided an additional approximately US$0.05 million temporary loan to one of our investee entities; (2) we paid US$1.16 million for the purchase of an Internet Ad tracking system to further enhance the effectiveness of our Internet advertising business; (3) we provided to an unrelated party an additional short-term loan of approximately US$0.31 million, which is expected to be repaid by December 31, 2021; and (4) cash decreased by approximately US$0.01 as a result of deconsolidation of VIEs’ subsidiaries during the period. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$1.87 million for the three months ended March 31, 2021.

For the three months ended March 31, 2020, (1) we made an additional payment of approximately US$0.30 million for the development of our blockchain technology-based platform applications and (2) we provided to an unrelated party a short-term loan of approximately US$0.82 million. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$1.12 million for the three months ended March 31, 2020.

Net cash provided by/(used in) financing activities

For the three months ended March 31, 2021, we consummated an offering of approximately 5.21 million shares of our common stock to certain institutional investors at a purchase price of $3.59 per share. As part of the transaction, we also issued to the investors and the placement agent warrants to purchase up to 2.61 million shares and 0.36 million shares of our common stock, respectively, with an exercise price of $3.59 per share and US$4.4875 per share, respectively. We received net proceeds of approximately US$17.1 million, after deduction of approximately US$1.6 million direct financing cost paid in cash.

For the three months ended March 31, 2020, we repaid an approximately US$0.43 million short-term bank loan matured in January 2020, which was recorded as a cash outflow from financing activities during the period.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of March 31, 2021 and December 31, 2020, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were approximately US$13.2 million and US$8.2 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: May 19, 2021	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)
By:		/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

