Form 10-Q
period 2021-06-30
ZW Data Action Technologies Inc.
filed 2021-08-16
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-34647

ZW Data Action Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, CN 100070

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

As of August 16, 2021, the registrant had 35,332,677 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	June 30, 2021	December 31, 2020
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents *	$11,752	$4,297
Accounts receivable, net of allowance for doubtful accounts of $2,207 and $4,247, respectively *	3,707	2,407
Prepayment and deposit to suppliers *	8,035	4,657
Due from related parties *	104	61
Other current assets *	462	1,462
Total current assets	24,060	12,884

Long-term investments *	450	67
Operating lease right-of-use assets *	2,107	48
Property and equipment, net *	116	60
Intangible assets, net *	3,438	2,557
Blockchain platform applications development costs	4,409	4,406
Long-term deposits and prepayments *	1,716	39
Deferred tax assets, net *	652	606
Total Assets	$36,948	$20,667

Liabilities and Equity
Current liabilities:
Accounts payable *	$1,015	$608
Advance from customers *	1,539	1,436
Accrued payroll and other accruals *	280	489
Taxes payable *	3,408	3,430
Operating lease liabilities *	187	18
Lease payment liability related to short-term leases *	151	203
Other current liabilities *	267	333
Warrant liabilities	6,597	1,505
Total current liabilities	13,444	8,022

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2021	December 31, 2020
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current *	1,979	32
Long-term borrowing from a director	135	134
Total Liabilities	15,558	8,188

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 50,000,000 shares; issued and outstanding 35,290,650 shares and 26,062,915 shares at June 30, 2021 and December 31, 2020, respectively)	35	26
Additional paid-in capital	61,656	49,772
Statutory reserves	2,598	2,598
Accumulated deficit	(43,941)	(40,980)
Accumulated other comprehensive income	1,107	1,129
Total ZW Data Action Technologies Inc.’s stockholders’ equity	21,455	12,545

Noncontrolling interests	(65)	(66)
Total equity	21,390	12,479

Total Liabilities and Equity	$36,948	$20,667

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$22,947	$14,786	$14,551	$10,415
From a related party	-	14	-	1
Total revenues	22,947	14,800	14,551	10,416
Cost of revenues	23,882	13,603	14,769	10,118
Gross (loss)/profit	(935)	1,197	(218)	298

Operating expenses
Sales and marketing expenses	101	235	73	70
General and administrative expenses	8,895	3,928	7,899	1,132
Research and development expenses	163	330	89	116
Total operating expenses	9,159	4,493	8,061	1,318

Loss from operations	(10,094)	(3,296)	(8,279)	(1,020)

Other income/(expenses)

Interest income/(expense), net	2	(1)	1	-
Other income/(expenses), net	302	17	326	18
Loss on disposal of long-term investments	(38)	-	(38)	-
Change in fair value of warrant liabilities	6,829	68	4,322	22
Total other income	7,095	84	4,611	40

Loss before income tax benefit/(expense) and noncontrolling interests	(2,999)	(3,212)	(3,668)	(980)
Income tax benefit/(expense)	40	(68)	22	10
Net loss	(2,959)	(3,280)	(3,646)	(970)
Net (income)/loss attributable to noncontrolling interests	(2)	2	-	2
Net loss attributable to ZW Data Action Technologies Inc.	$(2,961)	$(3,278)	$(3,646)	$(968)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(2,959)	$(3,280)	$(3,646)	$(970)
Foreign currency translation (loss)/gain	(23)	68	(4)	(4)
Comprehensive loss	$(2,982)	$(3,212)	$(3,650)	$(974)
Comprehensive (income)/loss attributable to noncontrolling interests	(1)	1	1	2
Comprehensive loss attributable to ZW Data Action Technologies Inc.	$(2,983)	$(3,211)	$(3,649)	$(972)

Loss per share
Loss per common share
Basic and diluted	$(0.10)	$(0.16)	$(0.11)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	30,727,546	21,044,666	32,925,488	21,691,926

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2021	2020
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,959)	$(3,280)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	282	415
Amortization of operating lease right-of-use assets	92	5
Share-based compensation expenses	6,857	1,987
Provision for allowances for doubtful accounts	-	747
Loss on disposal of long-term investments	38	-
Deferred taxes	(40)	11
Change in fair value of warrant liabilities	(6,829)	(68)
Changes in operating assets and liabilities
Accounts receivable	(1,284)	(38)
Prepayment and deposit to suppliers	(980)	2,090
Due from related parties	-	28
Other current assets	8	(3)
Long-term deposits and prepayments	(554)	(750)
Accounts payable	403	(9)
Advance from customers	89	(362)
Accrued payroll and other accruals	(197)	(57)
Other current liabilities	(123)	326
Taxes payable	(49)	89
Lease payment liability related to short-term leases	(54)	43
Operating lease liabilities	(31)	(9)
Net cash (used in)/provided by operating activities	(5,331)	1,165

Cash flows from investing activities
Payment for leasehold improvements and purchase of vehicles, furniture and office equipment	(221)	-
Cash effect of deconsolidation of VIEs’ subsidiaries	(8)	-
Investments and advances to ownership investee entities	(463)	(27)
Short-term loan to an unrelated party	(312)	(944)
Repayment of short-term loan from an unrelated party	1,303	-
Payment for purchase of software technologies	(1,160)	-
Deposit and prepayment paid for contracts of other investing activities	(3,500)	-
Payment for blockchain platform applications development costs	-	(302)
Net cash used in investing activities	(4,361)	(1,273)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2021	2020
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$1,600)	17,111	-
Repayment of short-term bank loan	-	(427)
Net cash provided by/(used in) financing activities	17,111	(427)

Effect of exchange rate fluctuation on cash and cash equivalents	36	(13)

Net increase/(decrease) in cash and cash equivalents	7,455	(548)

Cash and cash equivalents at beginning of the period	4,297	1,603
Cash and cash equivalents at end of the period	$11,752	$1,055

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$2

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2021

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2021	26,062,915	$26	$49,772	$2,598	$(40,980)	$1,129	$(66)	$12,479
Issuance of common stock for private placement, net of $10.48 million proceeds allocated to investor warrants labilities and $3.05 million direct offering costs (including $1.45 million proceeds allocated to placement agent warrants liabilities), respectively	5,212,000	5	5,185	-	-	-	-	5,190
Share-based compensation in exchange for services from employees and directors	30,000	-	23	-	-	-	-	23
Net income for the period	-	-	-	-	685	-	2	687
Foreign currency translation adjustment	-	-	-	-	-	(19)	-	(19)
Balance, March 31, 2021 (unaudited)	31,304,915	$31	$54,980	$2,598	$(40,295)	$1,110	$(64)	$18,360
Share-based compensation in exchange for services from employees and directors	3,985,735	4	6,676	-	-	-	-	6,680
Net loss for the period	-	-	-	-	(3,646)	-	-	(3,646)
Foreign currency translation adjustment	-	-	-	-	-	(3)	(1)	(4)
Balance, June 30, 2021 (Unaudited)	35,290,650	$35	$61,656	$2,598	$(43,941)	$1,107	$(65)	$21,390

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

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$485	$277
Accounts receivable, net	3,321	1,142
Prepayment and deposit to suppliers	3,022	2,818
Due from related parties	104	61
Other current assets	3	10
Total current assets	6,935	4,308

Long-term investments	450	67
Operating lease right-of-use assets	26	48
Property and equipment, net	90	32
Intangible assets, net	-	9
Long-term deposits and prepayments	85	-
Deferred tax assets, net	439	536
Total Assets	$8,025	$5,000

Liabilities
Current liabilities:
Accounts payable	$1,015	$270
Advance from customers	1,397	1,436
Accrued payroll and other accruals	93	168
Taxes payable	2,729	2,755
Operating lease liabilities	9	18
Lease payment liability related to short-term leases	109	108
Other current liabilities	55	213
Total current liabilities	5,407	4,968

Operating lease liabilities-Non current	9	32
Total Liabilities	$5,416	$5,000

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$20,618	$12,548	$12,671	$9,612
Cost of revenues	(23,132)	(12,322)	(14,394)	(9,477)
Total operating expenses	(712)	(1,392)	(322)	(648)
Net loss before allocation to noncontrolling interests	(3,407)	(1,160)	(2,126)	(509)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of June 30, 2021 and for the six and three months ended June 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC (the “2020 Form 10-K”) on April 13, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2021, its condensed consolidated results of operations for the six and three months ended June 30, 2021 and 2020, and its condensed consolidated cash flows for the six months ended June 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2021	December 31, 2020

Balance sheet items, except for equity accounts	6.4601	6.5249

	Six Months Ended June 30,
	2021	2020

Items in the statements of operations and comprehensive loss	6.4718	7.0319

	Three Months Ended June 30,
	2021	2020

Items in the statements of operations and comprehensive loss	6.4596	7.0839

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 are as follows:

		Fair value measurement at reporting date using
	As of June 30, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 16)	6,597	-	-	6,597

		Fair value measurement at reporting date using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 16)	1,505	-	-	1,505

f)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	18,965	9,298	12,100	7,310
--online advertising placements	3,595	3,250	2,193	2,302
--data and technical services	-	600	-	300
Ecommerce O2O advertising and marketing services	387	1,007	258	504
Technical solution services	-	645	-	-
Total revenues	$22,947	$14,800	$14,551	$10,416

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	22,947	14,155	14,551	10,416
Revenue recognized at a point in time	-	645	-	-
Total revenues	$22,947	$14,800	$14,551	$10,416

Contract costs

For the six and three months ended June 30, 2021 and 2020, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract liabilities

The table below summarized the movement of the Company’s contract liabilities for the six months ended June 30, 2021:

Contract liabilities
US$(’000)

Balance as of January 1, 2021	1,436
Exchange translation adjustment	14
Revenue recognized from beginning contract liability balances	(1,245)
Advances received from customers related to unsatisfied performance obligations	1,334
Balance as of June 30, 2021 (Unaudited)	$1,539

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the six and three months ended June 30, 2021 and 2020.

For the six and three months ended June 30, 2021 and 2020, there is no revenue recognized from performance obligations that were satisfied in prior periods.

g)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2021 and 2020 were approximately US$0.16 million and US$0.33 million, respectively. Expenses for research and development for the three months ended June 30, 2021 and 2020 were approximately US$0.09 million and US$0.12 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Lease

As of June 30, 2021, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$2.11 million and US$2.17 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Six months ending December 31, 2021	147
Year ending December 31,
-2022	316
-2023	331
-2024	337
-2025	354
-2026	372
-thereafter	869
Total undiscounted lease payments	2,726
Less: imputed interest	(560)
Total operating lease liabilities as of June 30, 2021	$2,166

Including:
Operating lease liabilities	187
Operating lease liabilities-Non current	1,979
$2,166

Operating lease expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	124	5	87	2
Short-term operating lease contracts	30	79	15	35
Total	$154	$84	$102	$37

Supplemental information related to operating leases:

Six Months Ended June 30, 2021
(Unaudited)

Operating cash flows used for operating leases (US$’000)	63
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	2,179
Weighted-average remaining lease term (years)	7.63
Weighted-average discount rate	6%

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	June 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,914	6,654
Allowance for doubtful accounts	(2,207)	(4,247)
Accounts receivable, net	3,707	2,407

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2021 and December 31, 2020, the Company provided approximately US$2.21 million and US$4.25 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the six and three months ended June 30, 2021, no allowance for doubtful accounts was provided. For the six and three months ended June 30, 2020, approximately US$0.75 million and US$0.34 million allowance for doubtful accounts was provided, respectively. For the three months ended June 30, 2021, the Company charged off approximately US$2.08 million accounts receivable against its related allowance, as all means of collection have been exhausted and the potential for recovery is considered remote.

5.	Prepayments and deposit to suppliers

	June 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	619	307
Prepayments to advertising resources providers	4,390	3,696
Deposit and prepayment for other investing contracts	2,500	-
Other deposits and prepayments	526	654
	8,035	4,657

As of June 30, 2021, deposit and prepayment for other investing contracts consisted of a US$1.0 million refundable deposit paid for a potential merge and acquisition transaction, which will be refunded if no definitive agreement is reached among the parties before the expected closing date, i.e. September 30, 2021, and a US$1.5 million prepayment paid in accordance with a cryptocurrency mining machine purchase agreement, respectively.

As of the date hereof, the Company is in the due diligence process for the potential merge and acquisition transaction.

Due to the recent policies promulgated by the Chinese government which ban cryptocurrency mining business commencing in May 2021, the Company cancelled its cryptocurrency mining machine purchase agreement with the supplier and expects to be refunded with the prepayment of US$1.5 million in the second half of 2021.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Due from related parties

	June 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	61	61
Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”)	43	-
Due from related parties	104	61

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

As of June 30, 2021 and December 31, 2020, due from Zhongwang Xiyue represented the outstanding receivable for advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of June 30, 2021, due from Gong Xiang Technology was a short-term working capital loan provided to this investee entity, which is expected to be repaid to the Company for the year ending December 31, 2021.

7.	Other current assets

	June 30, 2021			December 31,2020
	Gross	Allowance for doubtful accounts	Net	Gross	Allowance for doubtful accounts	Net
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)

Staff advances for business operations	9	-	9	18	-	18
Short-term loan to an unrelated party	453	-	453	1,444	-	1,444
Total	462	-	462	1,462	-	1,462

As of June 30, 2021, other current assets primarily include a temporary working capital loan that the Company provided to an unrelated party. This loan is unsecured, interest free, and is expected to be fully repaid to the Company for the year ending December 31, 2021.

8.	Long-term investments

	Gong Xiang Technology	Xiao Peng Education	Business Opportunity Chain Guangzhou	Local Chain Xi’an	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Balance as of January 1, 2021	-	-	29	38	67
Cash investment during the year	232	79	110	-	421
Disposed during the year	-	-	-	(38)	(38)
Balance as of June 30, 2021 (Unaudited)	232	79	139	-	450

As of June 30, 2021, except for long-term investments which were fully impaired, the Company beneficially owned a 15%, 17% and 19% equity interest in Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”), Xiao Peng Education Technology (Hubei) Co., Ltd. (“Xiao Peng Education”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company measures these investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

In May 2021, the Company disposed the 4.9% equity interest it owned in Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an”) to an unrelated party and recorded an approximately US$0.04 million disposal loss for the six and three months ended June 30, 2021.

9.	Property and equipment, net

	June 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	873	811
Office equipment	908	894
Electronic devices	621	615
Property and equipment, cost	2,402	2,320
Less: accumulated depreciation	(2,286)	(2,260)
Property and equipment, net	116	60

Depreciation expenses for the six months ended June 30, 2021 and 2020 were approximately US$0.004 million and US$0.004 million, respectively. Depreciation expenses for the three months ended June 30, 2021 and 2020 were approximately US$0.003 million and US$0.002 million, respectively.

10.	Intangible assets, net

	As of June 30, 2021 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
Cloud compute software technology	1,437	(997)	(440)	-
Internet Ad tracking system	1,161	(58)	-	1,103
Live streaming technology	1,500	(175)	-	1,325
Licensed products use right	1,206	(196)	-	1,010
Other computer software	121	(121)	-	-
Total	$5,425	$(1,547)	$(440)	$3,438

	As of December 31, 2020
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
Cloud compute software technology	1,423	(978)	(436)	9
Live streaming technology	1,500	(25)	-	1,475
Licensed products use right	1,208	(135)	-	1,073
Other computer software	120	(120)	-	-
Total	$4,251	$(1,258)	$(436)	$2,557

Amortization expenses for the six months ended June 30, 2021 and 2020 were approximately US$0.28 million and US$0.41 million, respectively. Amortization expenses for the three months ended June 30, 2021 and 2020 were approximately US$0.17 million and US$0.21 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 5.68 years as of June 30, 2021, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.33 million for the year ending December 31, 2021, approximately US$0.65 million each year for the year ending December 31, 2022 through 2024, approximately US$0.63 million for the year ending December 31, 2025, and approximately US$0.18 million for the year ending December 31, 2026.

11.	Blockchain software application platform development costs

In 2018, the Company entered into technical development contracts with two unrelated entities for the development of two blockchain technology-based platform applications with a contract amount of US$4.50 million and RMB3.0 million (approximately US$0.46 million), respectively. These two blockchain technology-based applications are named OMG and Bo!News, respectively. As of June 30, 2021, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company capitalized approximately US$4.41 million development costs in the aggregate under these two contracts. During 2020, the Company further developed its Blockchain Integrated Framework (“BIF”) for retail business, to provide a framework platform for more accessible and efficient integration of small and medium sized retail business users. The Company plans to launch the upgraded Bo!News application by the end of the third fiscal quarter, which provides digitalized franchise management system for the SMEs. At the same time, BIF will be officially launched for SMEs’ smart retail business before the end of the year, which provides blockchain SaaS services, including: OMG membership card management, trusted and decentralized payment management and Non-Fungible Token (“NFT”) management services.

12.	Long-term deposits and prepayments

As of June 30, 2021, long-term deposits and prepayments consisted of an approximately US$0.56 million of the Company’s operating deposits and prepayments that were not expected to be refunded or consumed within one year of June 30, 2021, an approximately US$0.16 million prepayment for the leasehold improvement project of the Company’s Guangzhou office, which is expected to be completed in the second half of fiscal 2021, and a US$1.0 million prepayment for the shares subscription of a 15.38% equity interest in an entity. This investment was made by the Company to jointly develop blockchain, key opinion leader and e-sports platform and to jointly operate IP data for e-sports and games with its two strategic partners. The transaction is expected to be consummated by the end of August 2021.

13.	Accrued payroll and other accruals

	June 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	179	229
Accrued operating expenses	101	260
	280	489

14.	Taxation

As of June 30, 2021 and December 31, 2020, taxes payable consists of:

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,313	1,353
Enterprise income tax payable	2,095	2,077
Total taxes payable	3,408	3,430

For the six and three months ended June 30, 2021 and 2020, the Company’s income tax benefit/(expenses) consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	(57)	-	26
Deferred	40	(11)	22	(16)
Income tax benefit/(expenses)	40	(68)	22	10

The Company’s deferred tax assets as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	12,160	10,123
Operating lease cost	16	-
Bad debts provision	331	728
Valuation allowance	(11,855)	(10,245)
Deferred tax assets, net	652	606

The U.S. holding company has incurred aggregate NOLs of approximately US$30.4 million and US$23.3 million as of June 30, 2021 and December 31, 2020, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$24.3 million and US$22.5 million as of June 30, 2021 and December 31, 2020, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2031 due to certain subsidiary enjoys the High and New Technology Enterprise’s privileged NOLs carryforward policy. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded approximately US$11.9 million and US$10.2 million valuation allowance as of June 30, 2021 and December 31, 2020, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the six and three months ended June 30, 2021, the Company recorded approximately US$1.96 million and US$1.65 million deferred tax valuation allowance, respectively. For the six and three months ended June 30, 2020, the Company recorded approximately US$0.76 million and US$0.21 million deferred tax valuation allowance, respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2021:

Warrants issued in the February 2021 Financing:

	2021 Investor Warrants		2021 Placement Agent Warrants
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021

Stock price	$2.00	$2.64	$2.00	$2.64
Years to maturity	3.14	3.38	3.14	3.38
Risk-free interest rate	0.48%	0.41%	0.48%	0.41%
Dividend yield	-	-	-	-
Expected volatility	114%	168%	114%	168%
Exercise Price	$3.59	$3.59	$4.4875	$4.4875

Fair value of the warrant	$1.25	$2.28	$1.18	$2.24

Warrant liabilities (US$’000)	$3,257	$5,942	$431	$817

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

	2020 Investor Warrants and 2020 Placement Agent Warrants
	June 30, 2021	March 31, 2021	December 31, 2020

Stock price	$2.00	$2.64	$1.35
Years to maturity	2.45	2.70	2.95
Risk-free interest rate	0.34%	0.29%	0.17%
Dividend yield	-	-	-
Expected volatility	120%	120%	102%
Exercise Price	$2.03	$2.03	$2.03

Fair value of the warrant	$1.40	$1.95	$0.74

Investor warrants liabilities (US$’000)	$2,420	$3,370	$1,279

Placement agent warrants liabilities (US$’000)	$423	$590	$224

Warrants issued in the 2018 Financing:

On January 17, 2018, the Company consummated a registered direct offering of 2,150,001 shares of the Company’s common stock to certain institutional investors at a purchase price of US$5.15 per share (“the 2018 Financing”). As part of the transaction, the Company also issued, to the investors warrants (the “2018 Investor Warrants”) to purchase up to 645,000 shares of the Company’s common stock at an exercise price of $6.60 per share. The 2018 Investors Warrants expired on July 18, 2020. The placement agent of the 2018 Financing received warrants to purchase up to 129,000 shares of the Company’s common stock at an exercise price of US$6.60 per share, with a three-year term (the “2018 Placement Agent Warrants” and together with the 2018 Investor Warrants, the “2018 Warrants”). On September 25, 2019, the exercise price of the 2018 Warrants was adjusted to US$1.4927. On January 18, 2021, the expiration date of the 2018 Placement Agent Warrants was extended to July 18, 2021.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2018 Placement Agent Warrants
	June 30, 2021	March 31, 2021	December 31, 2020

Stock price	$2.00	$2.64	$1.35
Years to maturity	0.05	0.30	0.05
Risk-free interest rate	0.04%	0.03%	0.08%
Dividend yield	-	-	-
Expected volatility	74%	206%	59%
Exercise Price	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.51	$1.55	$0.02

Warrant liabilities (US$’000)	$66	$200	$2

For the six and three months ended June 30, 2020:

Warrants issued in the 2018 Financing:

	2018 Investors warrants			2018 Placement agent warrants
	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2020	March 31, 2020	December 31, 2019

Stock price	$1.00	$0.95	$1.17	$1.00	$0.95	$1.17
Years to maturity	0.05	0.30	0.55	0.55	0.80	1.05
Risk-free interest rate	0.19%	0.10%	1.58%	0.18%	0.13%	1.57%
Dividend yield	-	-	-	-	-	-
Expected volatility	143%	99%	60%	112%	78%	80%
Exercise Price	$1.4927	$1.4927	$1.4927	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.02	$0.07	$0.11	$0.20	$0.12	$0.28

Warrant Liabilities (US$’000)	$13	$45	$71	$26	$16	$36

Changes in fair value of warrant liabilities

Six and Three Months Ended June 30, 2021 (Unaudited)

					Change in Fair Value (gain)/loss
	As of June 31, 2021	As of March 31, 2021	As of February 18, 2021	As of December 31, 2020	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the February 2021 Financing:
--Investor Warrants	3,257	5,942	10,476	*	(7,219)	(2,685)
--Placement Agent Warrants	431	817	1,445	*	(1,014)	(386)
Warrants issued in the 2020 Financing:
--Investor Warrants	2,420	3,370	*	1,279	1,141	(950)
--Placement Agent Warrants	423	590	*	224	199	(167)
Warrants issued in the 2018 Financing:
--Placement Agent Warrants	66	200	*	2	64	(134)
	6,597	10,919	11,921	1,505	(6,829)	(4,322)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six and Three Months Ended June 30, 2020 (Unaudited)

				Change in Fair Value (gain)/loss
	As of June 30, 2020	As of March 31, 2020	As of December 31, 2019	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2018 Financing:
--Investor Warrants	13	45	71	(58)	(32)
--Placement Agent Warrants	26	16	36	(10)	10
Warrant liabilities	39	61	107	(68)	(22)

Warrants issued and outstanding as of June 30, 2021 and their movements during the six months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2021	2,159,865	2.78	$2.00	129,000	0.05	$1.4927
Granted/Vested	2,970,840	3.14	$3.70	4,636,865	2.84	$2.91
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2021 (Unaudited)	5,130,705	2.79	$2.98	4,765,865	2.76	$2.87

17.	Restricted net assets

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

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2021 and December 31, 2020, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were approximately US$13.2 million and US$8.2 million, respectively.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.10 million and US$0.06 million for the six months ended June 30, 2021 and 2020, respectively. The total amounts for such employee benefits were approximately US$0.05 million and US$0.02 million for the three months ended June 30, 2021 and 2020, respectively.

19.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of June 30, 2021, 41% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland and Hong Kong, China, the remaining 59% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the six and three months ended June 30, 2021 and 2020, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F

Six Months Ended June 30, 2021
Revenues, customer concentration risk	11%	14%	*	-	-	*

Three Months Ended June 30, 2021
Revenues, customer concentration risk	14%	12%	*	-	-	*

Six Months Ended June 30, 2020
Revenues, customer concentration risk	-	-	*	*	*	-

Three Months Ended June 30, 2020
Revenues, customer concentration risk	-	-	*	*	*	-

As of June 30, 2021
Accounts receivable, customer concentration risk	62%	-	17%	-	-	10%

As of December 31, 2020
Accounts receivable, customer concentration risk	-	-	28%	27%	21%	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the six and three months ended June 30, 2021 and 2020, respectively:

	Supplier A	Supplier B

Six Months Ended June 30, 2021
Cost of revenues, supplier concentration risk	73%	12%

Three Months Ended June 30, 2021
Cost of revenues, supplier concentration risk	86%	*

Six Months Ended June 30, 2020
Cost of revenues, supplier concentration risk	-	78%

Three Months Ended June 30, 2020
Cost of revenues, supplier concentration risk	-	81%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

20.	Commitments and contingencies

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain technology-powered platform applications. Total contract amount of these two contracts was approximately US$4.96 million. As of June 30, 2021, the Company had paid approximately US$4.41 million in the aggregate. The remaining unpaid contract amount is expected to be paid during the year ending December 31, 2021.

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

Six Months Ended June 30, 2021 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	22,560	387	-	-	-	22,947
Cost of revenues	23,132	750	-	-	-	23,882
Total operating expenses	590	658	1	7,910 (1)	-	9,159
Depreciation and amortization expense included in total operating expenses	130	150	1	1	-	282
Operating loss	(1,162)	(1,021)	(1)	(7,910)	-	(10,094)

Change in fair value of warrant liabilities	-	-	-	6,829	-	6,829

Net loss	(966)	(1,021)	(2)	(970)	-	(2,959)

Expenditure for long-term assets	1,220	-	-	161	-	1,381

Total assets-June 30, 2021	11,515	4,588	4,410	45,422	(28,987)	36,948
Total assets-December 31, 2020	8,310	3,206	4,409	27,766	(23,024)	20,667

(1)  Including approximately US$6.86 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2021 (Unaudited)

	Internet Ad. and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	14,293	258	-	-	-	14,551
Cost of revenues	14,394	375	-	-	-	14,769
Total operating expenses	207	455	-	7,399 (1)	-	8,061
Depreciation and amortization expense included in total operating expenses	95	75	-	-	-	170
Operating loss	(308)	(572)	-	(7,399)	-	(8,279)

Change in fair value of warrant liabilities	-	-	-	4,322	-	4,322

Net loss	(12)	(572)	(1)	(3,061)	-	(3,646)

Expenditure for long-term assets	60	-	-	161	-	221

(1) Including approximately US$6.76 million share-based compensation expenses.

Six Months Ended June 30, 2020 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	13,148	1,007	-	645	-	14,800
Cost of revenues	12,853	750	-	-	-	13,603
Total operating expenses	1,952	9	4	2,528 (1)	-	4,493
Depreciation and amortization expense included in total operating expenses	412	-	1	2	-	415
Operating (loss)/income	(1,657)	248	(4)	(1,883)	-	(3,296)

Change in fair value of warrant liabilities	-	-	-	68	-	68

Expenditure for long-term assets	-	-	302	-	-	302

Net (loss)/income	(1,650)	204	(4)	(1,830)	-	(3,280)

(1)  Including approximately US$1.99 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2020 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	9,912	504	-	-	-	10,416
Cost of revenues	9,743	375	-	-	-	10,118
Total operating expenses	930	5	3	380 (1)	-	1,318
Depreciation and amortization expense included in total operating expenses	206	-	1	1	-	208
Operating (loss)/income	(761)	124	(3)	(380)	-	(1,020)

Change in fair value of warrant liabilities	-	-	-	22	-	22

Net (loss)/income	(757)	101	(3)	(311)	-	(970)

(1)  Including approximately US$0.07 million share-based compensation expenses.

22.	Loss per share

Basic and diluted (loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(2,961)	$(3,278)	$(3,646)	$(968)

Weighted average number of common shares outstanding -Basic and diluted	30,727,546	21,044,666	32,925,488	21,691,926

Loss per share-Basic and diluted	$(0.10)	$(0.16)	$(0.11)	$(0.04)

For the six and three months ended June 30, 2021 and 2020, the diluted loss per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because their effect was anti-dilutive.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.	Share-based compensation expenses

In May 2021, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 3.99 million fully-vested shares of the Company’s restricted common stock to its management and employees for their services provided to the Company. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which was US$1.67 per share. Total compensation expenses recognized was approximately US$6.66 million for both the six and three months ended June 30, 2021.

In March 2021, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of the Company’s independent directors for his service to the Company for the year ending December 31, 2021. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which was US$3.13 per share. Total compensation expenses amortized for the six and three months ended June 30, 2021 was approximately US$0.05 million and US$0.02 million, respectively.

For the six and three months ended June 30, 2021, the Company also amortized an approximately US$0.15 million and US$0.08 million compensation expense in the aggregate, respectively, which was related to fully-vested and nonforfeitable restricted common stock granted and issued to two of its service providers in March 2020 and August 2020, respectively.

During the first half year of 2020, under its 2015 Omnibus Securities and Incentive Plan, the Company granted and issued in the aggregate of approximately 1.63 million fully-vested shares of the Company’s restricted common stock to its management, employees and directors. These shares were valued at the closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses of approximately US$1.91 and US$0.01 million was recorded for the six and three months ended June 30, 2020, respectively.

In March 2020, the Company granted and issued 0.43 million shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a two-year period. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.11 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.48 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the six and three months ended June 30, 2020 was approximately US$0.08 million and US$0.06 million, respectively.

The table below summarized share-based compensation expenses recorded for the six and three months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	122	-	-
General and administrative expenses	6,857	1,719	6,757	68
Research and development expenses	-	146	-	-
Total	6,857	1,987	6,757	68

The aggregate unrecognized share-based compensation expenses as of June 30, 2021 was approximately US$0.21 million, of which approximately US$0.17 million will be recognized for the year ending December 31, 2021 and approximately US$0.04 million will be recognized for the year ending December 31, 2022.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options issued and outstanding as of June 30, 2021 and their movements during the six months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2021	277,976	0.91	$3.00	277,976	0.91	$3.00
Granted/Vested	-			-
Expired	-			-
Exercised	-			-
Balance, June 30, 2021 (Unaudited)	277,976	0.41	$3.00	277,976	0.41	$3.00

24.	Subsequent events

In July 2021, the Company issued 0.04 million shares of the Company’s restricted common stock for the cashless settlement of the 129,000 Placement Agent Warrants issued in the 2018 Financing.

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

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements on our web portals, provision of ecommerce O2O advertising and marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients.

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

A.         RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$22,947	$14,786	$14,551	$10,415
From a related party	-	14	-	1
Total revenues	22,947	14,800	14,551	10,416
Cost of revenues	23,882	13,603	14,769	10,118
Gross profit	(935)	1,197	(218)	298

Operating expenses
Sales and marketing expenses	101	235	73	70
General and administrative expenses	8,895	3,928	7,899	1,132
Research and development expenses	163	330	89	116
Total operating expenses	9,159	4,493	8,061	1,318

Loss from operations	(10,094)	(3,296)	(8,279)	(1,020)

Other income (expenses)

Interest income/(expense), net	2	(1)	1	-
Other income/(expense), net	302	17	326	18
Loss on disposal of long-term investments	(38)	-	(38)	-
Change in fair value of warrant liabilities	6,829	68	4,322	22
Total other income	7,095	84	4,611	40

Loss before income tax benefit/(expense) and noncontrolling interests	(2,999)	(3,212)	(3,668)	(980)
Income tax benefit/(expense)	40	(68)	22	10
Net loss	(2,959)	(3,280)	(3,646)	(970)
Net (income)/loss attributable to noncontrolling interests	(2)	2	-	2
Net loss attributable to ZW Data Action Technologies Inc.	$(2,961)	$(3,278)	$(3,646)	$(968)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Six Months Ended June 30,
	2021		2020
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$3,595	15.7%	$3,250	22.0%
-Distribution of the right to use search engine marketing service	18,965	82.6%	9,298	62.8%
-Data and technical services	-	-	600	4.1%
Internet advertising and related services	22,560	98.3%	13,148	88.9%
Ecommerce O2O advertising and marketing services	387	1.7%	1,007	6.8%
Technical solution services	-	-	645	4.3%
Total	$22,947	100%	$14,800	100%

	Three Months Ended June 30,
	2021		2020
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$2,193	15.1%	$2,302	22.1%
-Distribution of the right to use search engine marketing service	12,100	83.1%	7,310	70.2%
-Data and technical services	-	-	300	2.9%
Internet advertising and related services	14,293	98.2%	9,912	95.2%
Ecommerce O2O advertising and marketing services	258	1.8%	504	4.8%
Total	$14,551	100%	$10,416	100%

Total Revenues: Our total revenues increased to US$22.95 million and US$14.55 million for the six and three months ended June 30, 2021, respectively, from US$14.80 million and US$10.42 million for the same periods last year, respectively, which was primarily due to the increase in our main stream service revenues, i.e. distribution of the right to use search engine marketing services.

●

Internet advertising revenues for the six and three months ended June 30, 2021 was approximately US$3.60 million and US$2.19 million, respectively, compared with US$3.25 million and US$2.30 million for the six and three months ended June 30, 2020, respectively. Management expects no significant fluctuation on service revenues from this business category in the second half of 2021, compared with that in the same period last year.

●

Revenue generated from distribution of the right to use search engine marketing service for the six and three months ended June 30, 2021 was approximately US$18.97 million and US$12.10 million, respectively, compared with approximately US$9.30 million and US$7.31 million for the six and three months ended June 30, 2020, respectively. The significant increase of revenues from this business category for both the six and three months ended June 30, 2021 were directly attributable to the successful containment of the COVID-19 epidemic in China within the first half year of fiscal 2020, which resulted in the gradually recovery of business activities and economy since the second half of fiscal 2020. Although there are COVID-19 cases rebound in several provinces in China since July 2021 and uncertainties associated with the future developments of the pandemic still exist, management expects that revenues from this business will be stable in the second half of 2021, compared with that in the same period last year.

●

For the six and three months ended June 30, 2021, we generated an approximately US$0.39 million and US$0.26 million Ecommerce O2O advertising and marketing service revenues, respectively, compared with an approximately US$1.01 million and US$0.50 million service revenues generated for the six and three months ended June 30, 2020, respectively. We generated these revenues from distribution of the advertising spaces in outdoor billboards we purchased from a third party for the reporting periods.

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

	Six Months Ended June 30,
	2021			2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$3,595	$3,245	10%	$3,250	$2,906	11%
-Distribution of the right to use search engine marketing service	18,965	19,887	-5%	9,298	9,416	-1%
-Data and technical services	-	-	-	600	531	12%
Internet advertising and related services	22,560	23,132	-3%	13,148	12,853	2%
Ecommerce O2O advertising and marketing services	387	750	-94%	1,007	750	26%
Technical solution services	-	-	-	645	-	100%
Total	$22,947	$23,882	-4%	$14,800	$13,603	8%

	Three Months Ended June 30,
	2021			2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$2,193	$1,968	10%	$2,302	$2,072	10%
-Distribution of the right to use search engine marketing service	12,100	12,426	-3%	7,310	7,405	-1%
-Data and technical services	-	-	-	300	266	11%
Internet advertising and related services	14,293	14,394	-1%	9,912	9,743	2%
Ecommerce O2O advertising and marketing services	258	375	-45%	504	375	26%
Total	$14,551	$14,769	-1%	$10,416	$10,118	3%

Cost of revenues: our total cost of revenues increased to US$23.88 million and US$14.77 million for the six and three months ended June 30, 2021, respectively, from US$13.60 million and US$10.12 million for the six and three months ended June 30, 2020, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource and other direct costs associated with providing our services. The increase in our total cost of revenues for the six and three months ended June 30, 2021 was primarily due to the increase in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines during the periods, which were in line with the increase in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the six and three months ended June 30, 2021, our total cost of revenues for Internet advertising and data service was approximately US$3.25 million and US$1.97 million, respectively, compared with approximately US$2.91 million and US$2.07 million for the six and three months ended June 30, 2020, respectively. The gross margin rate of our Internet advertising and data service was 10% for both the six and three months ended June 30, 2021, compared with 11% and 10% for the six and three months ended June 30, 2020, respectively. We anticipate the gross margin rate will improve in the second half of fiscal 2021 along with the increase in revenues from this business category.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the six and three months ended June 30, 2021, our total cost of revenues for distribution of the right to use search engine marketing service increased significantly to US$19.89 million and US$12.43 million, respectively, compared with US$9.42 million and US$7.41 million for the same periods last year, respectively, which was in line with the increase in revenues as a result of business recovery after successful containment of the COVID-19 epidemic in China. Gross margin rate of this business category was -5% and -3% for the six and three months ended June 30, 2021, respectively, significantly improved from -9% gross margin rate incurred for the first fiscal quarter of 2021. Gross margin rate of this business category was -1% for both the six and three months ended June 30, 2020. We anticipant the gross margin rate will continue to improve in the second half of fiscal 2021, as we anticipate continuous increase in service revenues and the related cost consumption from this business category, which may put us in a better position to negotiate a lower rate with the suppliers in future periods.

●

For the six months ended June 30, 2021 and 2020, cost for our Ecommerce O2O advertising and marketing service was both approximately US$0.75 million, and for the three months ended June 30, 2021 and 2020, cost for our Ecommerce O2O advertising and marketing service was both approximately US$0.38 million, which costs represented the amortized cost of the related outdoor billboards ad spaces we pre-purchased during the periods.

Gross (loss)/profit

As a result of the foregoing, we incurred a gross loss of approximately US$0.94 million and US$0.22 million for the six and three months ended June 30, 2021, respectively, compared with a gross profit of approximately US$1.20 million and US$0.30 million for the six and three months ended June 30, 2020, respectively. Our overall gross margin was -4% and -1% for the six and three months ended June 30, 2021, respectively, compared with 8% and 3% for the same periods last year, respectively. The incurrence of gross loss and negative gross margin rate for the six and three months ended June 30, 2021 was directly resulted from the negative gross margin rate incurred by our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, which accounted for approximately 82.6% and 83.1% of our total revenues for the six and three months ended June 30, 2021, respectively. Our gross margin for distribution of the right to use search engine marketing services improved to -3% for the second fiscal quarter of 2021 from -9% for the first fiscal quarter of 2021, as a result of the significant increase in revenues and the related cost consumption from this business category in the second fiscal quarter of 2021, which allowed us obtained a lower rate for the search engine marketing resources purchased from the suppliers, compared with that in the first fiscal quarter of 2021.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2021		2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$22,947	100%	$14,800	100%
Gross (loss)/profit	(935)	-4%	1,197	8%
Sales and marketing expenses	101	-%	235	2%
General and administrative expenses	8,895	39%	3,928	26%
Research and development expenses	163	1%	330	2%
Total operating expenses	$9,159	40%	$4,493	30%

	Three Months Ended June 30,
	2021		2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$14,551	100%	$10,416	100%
Gross (loss)/profit	(218)	-1%	298	3%
Sales and marketing expenses	73	-%	70	1%
General and administrative expenses	7,899	54%	1,132	11%
Research and development expenses	89	1%	116	1%
Total operating expenses	$8,061	55%	$1,318	13%

Operating Expenses: Our total operating expenses was approximately US$9.16 million and US$8.06 million for the six and three months ended June 30, 2021, respectively, compared with approximately US$4.49 million and US$1.32 million for the six and three months ended June 30, 2020, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.10 million and US$0.07 million for the six and three months ended June 30, 2021, respectively, compared with approximately US$0.24 million and US$0.07 million for the six and three months ended June 30, 2020, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the six months ended June 30, 2021, the decrease in our sales and marketing expenses was primarily due to the decrease in share-based compensation expenses of approximately US$0.12 million, related to restricted shares granted and issued to our sales staff during the first fiscal quarter of last year. For the three months ended June 30, 2021, there was no significant fluctuation of our sales and marketing expenses, compared with that for the same period last year.

●

General and administrative expenses: General and administrative expenses was US$8.90 million and US$7.90 million for the six and three months ended June 30, 2021, respectively, compared with US$3.93 million and US$1.13 million for the six and three months ended June 30, 2020, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the six months ended June 30, 2021, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in share-based compensation expenses of approximately US$5.14 million, due to more shares of the Company’s restricted common stock were granted and issued to management and employees in the second fiscal quarter of 2021, compared with that granted and issued in the first fiscal quarter of last year; (2) the increase in general office administrative expense of approximately US$0.58 million, primarily attributable to the increase in lease cost of the new office in Guangzhou and recovery from the COVID-19 epidemic, which resulted in the office shutdown during the first fiscal quarter of last year; and (3) the decrease in allowance for doubtful accounts of approximately US$0.75 million, due to strength of collection management. For the three months ended June 30, 2021, the change in our general and administrative expenses was primarily attributable to the followings, due to the same reasons as discussed above: (1) the increase in share-based compensation expenses of approximately US$6.69 million; (2) the increase in general departmental expenses of approximately US$0.42 million; and (3) the decrease in allowance for doubtful accounts of approximately US$0.34 million.

●     Research and development expenses: Research and development expenses was approximately US$0.16 million and US$0.09 million for the six and three months ended June 30, 2021, respectively, compared with approximately US$0.33 million and US$0.12 million for the six and three months ended June 30, 2020, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the six months ended June 30, 2021, the decrease in our research and development expenses was primarily due to the decrease in share-based compensation expenses of approximately US$0.15 million, related to restricted shares granted and issued to our research and development staff during the first fiscal quarter of last year. For the three months ended June 30, 2021, the decrease in our research and development expenses was primarily due to a decrease in number of staff in our research and development department, compared with the same period last year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$10.09 million and US$3.30 million for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, we incurred a loss from operations of approximately US$8.28 million and US$1.02 million, respectively.

Change in fair value of warrant liabilities: We issued warrants in various of our financing activities, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$6.83 million and US$4.32 million was recorded for the six and three months ended June 30, 2021, respectively, compared with a gain of change in fair value of these warrant liabilities of approximately US$0.07 million and US$0.02 million recorded for the six and three months ended June 30, 2020, respectively.

Loss before income tax benefit/(expense) and noncontrolling interests: As a result of the foregoing, our loss before income tax benefit/(expense) and noncontrolling interest was approximately US$3.00 million and US$3.21 million for the six months ended June 30, 2021 and 2020, respectively. Our loss before income tax benefit/(expense) and noncontrolling interest was approximately US$3.67 million and US$0.98 million for the three months ended June 30, 2021 and 2020, respectively.

Income Tax benefit/(expense): For the six months ended June 30, 2021, we recognized an approximately US$0.14 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of this entity, which amount was partially offset by an approximately US$0.08 million and an approximately US$0.02 million income tax expense recognized in relation to additional deferred tax assets provision provided and utilization of prior period recognized deferred tax assets by two other operating VIEs during the period, respectively. For the three months ended June 30, 2021, we recognized an approximately US$0.04 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period, which amount was partially offset by an approximately US$0.02 million income tax expense recognized in relation to utilization of prior period recognized deferred tax assets by another operating VIE during the period. For the six months ended June 30, 2020, we recognized an approximately US$0.06 million income tax expense in relation to net income generated by one of our operating subsidiaries for the period, and an approximately US$0.01 million income tax expense in relation to utilization of previously recognized deferred tax assets by another operating VIE for the period. For the three months ended June 30, 2020, we reversed an approximately US$0.03 million income tax expense due to less net income generated by one of our operating subsidiaries, compared with its net income generated in the first fiscal quarter, and recognized an approximately US$0,02 million income tax expense in relation to utilization of previously recognized deferred tax assets by another operating VIE for the period.

Net loss: As a result of the foregoing, for the six months ended June 30, 2021 and 2020, we incurred a total net loss of approximately US$2.96 million and US$3.28 million, respectively. For the three months ended June 30, 2021 and 2020, we incurred a total net loss of approximately US$3.65 million and US$0.97 million, respectively.

Net (income)/loss attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain, in which we beneficially own 51% equity interest. In October 2020, we incorporated another majority-owned subsidiary, Qiweilian Guangzhou and beneficially owned 51% equity interest. In March 2021, due to changes in business strategy of the noncontrolling interest shareholder of Qiweilian Guangzhou, we suspended the cooperation with that shareholder and sold our 51% equity interest in Qiweilian Guangzhou to unrelated parties. For the six and three months ended June 30, 2021, net income allocated to the noncontrolling interest shareholder of Qiweilian Guangzhou, before we deconsolidated the entity, offset by the net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$0.002 million and US$nil, respectively. For the six and three months ended June 30, 2020, net loss allocated to the noncontrolling interest of Business Opportunity Chain was both approximately US$0.002 million.

Net loss attributable to ZW Data Action Technologies Inc.: Total net loss as adjusted by net income/(loss) attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ZW Data Action Technologies Inc. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$2.96 million and US$3.28 million for the six months ended June 30, 2021 and 2020, respectively. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$3.65 million and US$0.97 million for the three months ended June 30, 2021 and 2020, respectively.

B.         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2021, we had cash and cash equivalents of approximately US$11.75 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to search engine resource and other advertising resource providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the investment to expand technologies related to our existing and future business activities, investment to enhance the functionality of our current advertising portals for providing advertising, marketing and data services and to secure the safety of our general network, and investment to establish joint ventures with strategic partners for the development of new technologies and services. To date, we have financed our liquidity need primarily through proceeds we generated from financing activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	$(5,331)	$1,165
Net cash used in investing activities	(4,361)	(1,273)
Net cash provided by/(used in) financing activities	17,111	(427)
Effect of foreign currency exchange rate changes	36	(13)
Net increase/(decrease) in cash and cash equivalents	$7,455	$(548)

Net cash (used in)/provided by operating activities

For the six months ended June 30, 2021, our net cash used in operating activities of approximately US$5.33 million were primarily attributable to:

(1)

net loss excluding approximately US$0.28 million of non-cash expenses of depreciation and amortizations; approximately US$0.09 million amortization of operating lease right-of-use assets, approximately US$6.86 million share-based compensation; approximately US$6.83 million gain from change in fair value of warrant liabilities, approximately US$0.04 million loss on disposal of long-term investment and approximately US$0.04 million deferred tax benefit, yielded the non-cash items excluded net loss of approximately US$2.56 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.40 million, due to more favorable payment terms granted by a new supplier;

-

advance from customers increased by approximately US$0.09 million, primarily due to new advance payments received from customers during the period, which was partially offset by recognition of revenue from opening contract liabilities during the period; and

-	other current assets decreased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately $1.28 million, due to significantly increase in revenues during the period;

-	prepayment and deposit to suppliers increased by approximately US$0.98 million, primarily due to new deposits and prepayments made for the purchase of various advertising resources during the period;

-

long-term deposits and prepayments increased by approximately US$0.55 million, which were made for the purchase of advertising resource and lease of our new office spaces during the period, and these amounts were not expected to be consumed or refunded within one year of June 30, 2021; and

-

accruals, tax payables, operating lease liabilities, short-term lease payment payables and other current liabilities decreased by approximately US$0.46 million in the aggregate, due to settlement of these operating liabilities during the period.

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

Net cash used in investing activities

For the six months ended June 30, 2021, (1) we paid an aggregate of approximately US$0.22 million for the purchase of vehicles, furniture and office equipment, and for our leasehold improvement project in Guangzhou; (2) we made an aggregate of approximately US$0.42 million cash investment to our investee entities, and provided an additional approximately US$0.04 million temporary loan to one of our investee entities; (3) we paid US$1.16 million for the purchase of an Internet Ad tracking system to further enhance the effectiveness of our Internet advertising business; (4) we provided to an unrelated party short-term loans of approximately US$1.75 million in the aggregate, of which an approximately US$0.31 million was provided in the first fiscal quarter of 2021, the borrower repaid an approximately US$1.30 million in the second fiscal quarter of 2021, and the remaining balance of approximately US$0.45 million is expected to be repaid for the year ending December 31, 2021; (5) cash decreased by approximately US$0.01 as a result of deconsolidation of VIEs’ subsidiaries during the period; and (6) we made an aggregate of US$3.50 million deposit and prepayment for other investing activities, including: (i) a US$1.0 million refundable deposit for a potential merge and acquisition transaction, which will be refunded if no definitive agreement is reached by September 30, 2021; (ii) a US$1.5 million prepayment in accordance with a cryptocurrency mining machine purchase agreement, which had been cancelled due to the industry banning policies announced by the government, and the prepayment is expected to be refunded in the second half of fiscal 2021; and (iii) a US$1.0 million prepayment for the shares subscription of a 15.38% equity interest in an entity, for jointly developing blockchain, key opinion leader and e-sports platform and jointly operating IP data for e-sports and games with strategic partners. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$4.36 million for the six months ended June 30, 2021.

For the six months ended June 30, 2020, (1) we invested RMB0.19 million (approximately US$0.03 million) to a newly established entity, in which we hold a 19% equity interest; (2) we made an additional payment of approximately US$0.30 million for the development of our blockchain technology-based platform applications; and (3) we provided to an unrelated party a short-term loan of approximately US$0.94 million. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$1.27 million for the six months ended June 30, 2020.

Net cash provided by/(used in) financing activities

For the six months ended June 30, 2021, we consummated an offering of approximately 5.21 million shares of our common stock to certain institutional investors at a purchase price of $3.59 per share. As part of the transaction, we also issued to the investors and the placement agent warrants to purchase up to 2.61 million shares and 0.36 million shares of our common stock, respectively, with an exercise price of $3.59 per share and US$4.4875 per share, respectively. We received net proceeds of approximately US$17.1 million, after deduction of approximately US$1.6 million direct financing cost paid in cash.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2021 and December 31, 2020, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were approximately US$13.2 million and US$8.2 million, respectively.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZW DATA ACTION TECHNOLOGIES INC.

Date: August 16, 2021	By:	/s/ Handong Cheng

Name: Handong Cheng
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)