Form 10-Q
period 2021-09-30
ZW Data Action Technologies Inc.
filed 2021-11-15
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-34647

ZW Data Action Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC 100070

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2021, the registrant had 35,332,677 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Interim Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1-2

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the Nine and Three Months Ended September 30, 2021 and 2020 (Unaudited)	3-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	5-6

Condensed Consolidated Statements of Changes in Equity for the Nine and Three Months Ended September 30, 2021 and 2020 (Unaudited)	7-8

Notes to Condensed Consolidated Financial Statements (Unaudited)	9-30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	42

Signatures	43

PART I.  FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	September 30, 2021	December 31, 2020
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents *	$8,731	$4,297
Accounts receivable, net of allowance for doubtful accounts of $2,198 and $4,247, respectively *	2,669	2,407
Prepayment and deposit to suppliers *	8,673	4,657
Due from related parties *	96	61
Other current assets *	1,658	1,462
Total current assets	21,827	12,884

Long-term investments *	1,911	67
Operating lease right-of-use assets *	2,042	48
Property and equipment, net *	190	60
Intangible assets, net *	3,275	2,557
Blockchain platform applications development costs	4,408	4,406
Long-term deposits and prepayments *	481	39
Deferred tax assets, net *	781	606
Total Assets	$34,915	$20,667

Liabilities and Equity
Current liabilities:
Accounts payable *	$750	$608
Advance from customers *	1,311	1,436
Accrued payroll and other accruals *	350	489
Taxes payable *	3,414	3,430
Operating lease liabilities *	193	18
Lease payment liability related to short-term leases *	150	203
Other current liabilities *	136	333
Warrant liabilities	3,686	1,505
Total current liabilities	9,990	8,022

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2021	December 31, 2020
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current *	1,923	32
Long-term borrowing from a related party	135	134
Total Liabilities	12,048	8,188

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 100,000,000 and 50,000,000 shares at September 30, 2021 and December 31, 2020, respectively; issued and outstanding 35,332,677 shares and 26,062,915 shares at September 30, 2021 and December 31, 2020, respectively)	35	26
Additional paid-in capital	61,761	49,772
Statutory reserves	2,598	2,598
Accumulated deficit	(42,566)	(40,980)
Accumulated other comprehensive income	1,104	1,129
Total ZW Data Action Technologies Inc.’s stockholders’ equity	22,932	12,545

Noncontrolling interests	(65)	(66)
Total equity	22,867	12,479

Total Liabilities and Equity	$34,915	$20,667

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$34,843	$27,086	$11,896	$12,300
From a related party	4	18	4	4
Total revenues	34,847	27,104	11,900	12,304
Cost of revenues	35,739	26,548	11,857	12,945
Gross (loss)/profit	(892)	556	43	(641)

Operating expenses
Sales and marketing expenses	159	293	58	58
General and administrative expenses	10,366	4,520	1,471	592
Research and development expenses	251	443	88	113
Total operating expenses	10,776	5,256	1,617	763

Loss from operations	(11,668)	(4,700)	(1,574)	(1,404)

Other income/(expenses)
Interest income/(expense), net	3	-	1	1
Other income/(expenses), net	265	(4)	(37)	(21)
Loss on disposal of long-term investments	(38)	-	-	-
Change in fair value of warrant liabilities	9,682	4	2,853	(64)
Total other income/(expenses)	9,912	-	2,817	(84)

(Loss)/income before income tax benefit and noncontrolling interests	(1,756)	(4,700)	1,243	(1,488)
Income tax benefit	171	87	131	155
Net (loss)/income	(1,585)	(4,613)	1,374	(1,333)
Net (income)/loss attributable to noncontrolling interests	(1)	2	1	-
Net (loss)/income attributable to ZW Data Action Technologies Inc.	$(1,586)	$(4,611)	$1,375	$(1,333)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME（CONTINUED）

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss)/income	$(1,585)	$(4,613)	$1,374	$(1,333)
Foreign currency translation loss	(25)	(135)	(2)	(203)
Comprehensive (loss)/income	$(1,610)	$(4,748)	$1,372	$(1,536)
Comprehensive (income)/loss attributable to noncontrolling interests	(1)	3	-	2
Comprehensive (loss)/income attributable to ZW Data Action Technologies Inc.	$(1,611)	$(4,745)	$1,372	$(1,534)

(Loss)/earnings per share
(Loss)/earnings per common share
Basic and diluted	$(0.05)	$(0.22)	$0.04	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	32,279,304	21,271,301	35,332,220	21,720,259

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2021	2020
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,585)	$(4,613)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	450	622
Amortization of operating lease right-of-use assets	149	7
Share-based compensation expenses	6,945	2,066
Provision for allowances for doubtful accounts	-	751
Loss on disposal of long-term investments	38	-
Deferred taxes	(171)	(87)
Change in fair value of warrant liabilities	(9,682)	(4)
Other losses	24	-
Changes in operating assets and liabilities
Accounts receivable	(257)	254
Prepayment and deposit to suppliers	(1,698)	1,077
Due from related parties	-	24
Other current assets	6	(5)
Long-term deposits and prepayments	(314)	(375)
Accounts payable	142	137
Advance from customers	(133)	754
Accrued payroll and other accruals	(126)	(55)
Other current liabilities	(230)	(38)
Taxes payable	(31)	8
Lease payment liability related to short-term leases	(54)	81
Operating lease liabilities	(73)	(9)
Net cash (used in)/provided by operating activities	(6,600)	595

Cash flows from investing activities
Payment for leasehold improvements and purchase of vehicles, furniture and office equipment	(306)	-
Cash effect of deconsolidation of VIEs’ subsidiaries	(8)	-
Investments and advances to ownership investee entities	(1,919)	(27)
Short-term loan to an unrelated party	(1,507)	(944)
Repayment of short-term loan from an unrelated party	1,303	-
Payment for purchase of software technologies	(1,160)	-
Deposit and prepayment paid for contracts of other investing activities	(2,500)	-
Payment for blockchain platform applications development costs	-	(302)
Net cash used in investing activities	(6,097)	(1,273)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$1,600)	17,111	-
Repayment of short-term bank loan	-	(429)
Net cash provided by/(used in) financing activities	17,111	(429)

Effect of exchange rate fluctuation on cash and cash equivalents	20	4

Net increase/(decrease) in cash and cash equivalents	4,434	(1,103)

Cash and cash equivalents at beginning of the period	4,297	1,603
Cash and cash equivalents at end of the period	$8,731	$500

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$2

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2021	26,062,915	$26	$49,772	$2,598	$(40,980)	$1,129	$(66)	$12,479
Issuance of common stock for private placement, net of $10.48 million proceeds allocated to investor warrants labilities and $3.05 million direct offering costs (including $1.45 million proceeds allocated to placement agent warrants liabilities), respectively	5,212,000	5	5,185	-	-	-	-	5,190
Share-based compensation in exchange for services from employees and directors	4,015,735	4	6,699	-	-	-	-	6,703
Net (loss)/income for the period	-	-	-	-	(2,961)	-	2	(2,959)
Foreign currency translation adjustment	-	-	-	-	-	(22)	(1)	(23)
Balance, June 30, 2021 (unaudited)	35,290,650	$35	$61,656	$2,598	$(43,941)	$1,107	$(65)	$21,390
Share-based compensation in exchange for services from employees and directors	-	-	23	-	-	-	-	23
Cashless exercise of warrants	42,027	-	82	-	-	-	-	82
Net income/(loss) for the period	-	-	-	-	1,375	-	(1)	1,374
Foreign currency translation adjustment	-	-	-	-	-	(3)	1	(2)
Balance, September 30, 2021 (Unaudited)	35,332,677	$35	$61,761	$2,598	$(42,566)	$1,104	$(65)	$22,867

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

ZW Data Action Technologies Inc. (f/k/a ChinaNet Online Holdings, Inc.) (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is engaged in providing Internet advertising, precision marketing, Ecommerce online to offline (O2O) advertising and marketing services as well as the related data and technical services to small and medium enterprises (SMEs) in the PRC.

2.	Variable interest entities

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$143	$277
Accounts receivable, net	2,155	1,142
Prepayment and deposit to suppliers	4,233	2,818
Due from related parties	96	61
Other current assets	3	10
Total current assets	6,630	4,308

Long-term investments	449	67
Operating lease right-of-use assets	23	48
Property and equipment, net	86	32
Intangible assets, net	-	9
Long-term deposits and prepayments	88	-
Deferred tax assets, net	436	536
Total Assets	$7,712	$5,000

Liabilities
Current liabilities:
Accounts payable	$750	$270
Advance from customers	1,108	1,436
Accrued payroll and other accruals	75	168
Taxes payable	2,737	2,755
Operating lease liabilities	9	18
Lease payment liability related to short-term leases	109	108
Other current liabilities	73	213
Total current liabilities	4,861	4,968

Operating lease liabilities-Non current	10	32
Total Liabilities	$4,871	$5,000

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$30,932	$23,683	$10,314	$11,135
Cost of revenues	(34,614)	(24,051)	(11,482)	(11,729)
Total operating expenses	(1,184)	(1,515)	(472)	(123)
Net loss before allocation to noncontrolling interests	(5,062)	(1,802)	(1,655)	(642)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of September 30, 2021 and for the nine and three months ended September 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC (the “2020 Form 10-K”) on April 13, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2021, its condensed consolidated results of operations for the nine and three months ended September 30, 2021 and 2020, and its condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2021	December 31, 2020

Balance sheet items, except for equity accounts	6.4854	6.5249

	Nine Months Ended September 30,
	2021	2020

Items in the statements of operations and comprehensive loss	6.4714	6.9917

	Three Months Ended September 30,
	2021	2020

Items in the statements of operations and comprehensive loss	6.4707	6.9205

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 are as follows:

		Fair value measurement at reporting date using
	As of September 30, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 16)	3,686	-	-	3,686

		Fair value measurement at reporting date using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 16)	1,505	-	-	1,505

f)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	28,613	18,004	9,648	8,706
--online advertising placements	5,720	5,679	2,125	2,429
--data and technical services	-	900	-	300
Ecommerce O2O advertising and marketing services	514	1,276	127	269
Technical solution services	-	1,245	-	600
Total revenues	$34,847	$27,104	$11,900	$12,304

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	34,847	25,859	11,900	11,704
Revenue recognized at a point in time	-	1,245	-	600
Total revenues	$34,847	$27,104	$11,900	$12,304

Contract costs

For the nine and three months ended September 30, 2021 and 2020, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, which shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract liabilities

The table below summarized the movement of the Company’s contract liabilities for the nine months ended September 30, 2021:

Contract liabilities
US$(’000)

Balance as of January 1, 2021	1,436
Exchange translation adjustment	9
Revenue recognized from beginning contract liability balances	(1,305)
Advances received from customers related to unsatisfied performance obligations	1,171
Balance as of September 30, 2021 (Unaudited)	$1,311

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the nine and three months ended September 30, 2021 and 2020.

For the nine and three months ended September 30, 2021 and 2020, there is no revenue recognized from performance obligations that were satisfied in prior periods.

g)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the nine months ended September 30, 2021 and 2020 were approximately US$0.25 million and US$0.44 million, respectively. Expenses for research and development for the three months ended September 30, 2021 and 2020 were approximately US$0.09 million and US$0.11 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Lease

As of September 30, 2021, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$2.04 million and US$2.12 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Three months ending December 31, 2021	73
Year ending December 31,
-2022	315
-2023	330
-2024	336
-2025	353
-2026	370
-thereafter	866
Total undiscounted lease payments	2,643
Less: imputed interest	(527)
Total operating lease liabilities as of September 30, 2021	$2,116

Including:
Operating lease liabilities	193
Operating lease liabilities-Non current	1,923
$2,116

Operating lease expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	212	7	88	2
Short-term operating lease contracts	45	114	15	35
Total	$257	$121	$103	$37

Supplemental information related to operating leases:

Nine Months Ended September 30, 2021
(Unaudited)

Operating cash flows used for operating leases (US$’000)	136
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	2,179
Weighted-average remaining lease term (years)	7.38
Weighted-average discount rate	6%

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	September 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	4,867	6,654
Allowance for doubtful accounts	(2,198)	(4,247)
Accounts receivable, net	2,669	2,407

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2021 and December 31, 2020, the Company provided approximately US$2.20 million and US$4.25 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the nine and three months ended September 30, 2021, no allowance for doubtful accounts was provided. For the nine and three months ended September 30, 2020, approximately US$0.75 million and US$nil million allowance for doubtful accounts was provided, respectively. For the nine months ended September 30, 2021, the Company charged off approximately US$2.08 million accounts receivable against its related allowance, as all means of collection have been exhausted and the potential for recovery is considered remote.

5.	Prepayments and deposit to suppliers

	September 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	620	307
Prepayments to advertising resources providers	5,111	3,696
Deposit and prepayment for other investing contracts	2,500	-
Other deposits and prepayments	442	654
	8,673	4,657

As of September 30, 2021, deposit and prepayment for other investing contracts consisted of a US$1.0 million refundable deposit paid for a potential merge and acquisition transaction, which will be refunded if no definitive agreement is reached among the parties before the expected closing date, i.e. December 31, 2021, and a US$1.5 million prepayment paid in accordance with a cryptocurrency mining machine purchase agreement, respectively.

As of the date hereof, the Company is in the due diligence process for the potential merge and acquisition transaction.

Due to the recent policies promulgated by the Chinese government which ban cryptocurrency mining business commencing in May 2021, the Company cancelled its cryptocurrency mining machine purchase agreement with the supplier and expects to be refunded with the prepayment of US$1.5 million before the end of fiscal 2021.

6.	Due from related parties

	September 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	61	61
Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”)	8	-
Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”)	27	-
Due from related parties	96	61

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

As of September 30, 2021 and December 31, 2020, due from Zhongwang Xiyue represented the outstanding receivable for advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of September 30, 2021, due from Gong Xiang Technology and Business Opportunity Chain Guangzhou were short-term working capital loans provided to these investee entities, which are expected to be repaid to the Company for the year ending December 31, 2021.

7.	Other current assets

	September 30, 2021			December 31,2020
	Gross	Allowance for doubtful accounts	Net	Gross	Allowance for doubtful accounts	Net
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)

Staff advances for business operations	10	-	10	18	-	18
Short-term loan to an unrelated party	1,648	-	1,648	1,444	-	1,444
Total	1,658	-	1,658	1,462	-	1,462

As of September 30, 2021, other current assets primarily include a temporary working capital loan that the Company provided to an unrelated party. This loan is unsecured, interest free, and is expected to be fully repaid to the Company in March 2022.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2021	67
Cash investments during the year	1,882
Disposed during the year	(38)
Balance as of September 30, 2021 (Unaudited)	1,911

As of September 30, 2021, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 10%, 15%, 17% and 19% equity interest in each New Business Holdings Limited (“New Business”), Guang Dong WeFriend Co., Ltd. (“Guangdong WeFriend”), Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”), Xiao Peng Education Technology (Hubei) Co., Ltd. (“Xiao Peng Education”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively.

The Company measures these investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2021, the Company made a cash investment of approximately US$1.0 million, US$0.46 million, US$0.23 million, US$0.11 million and US$0.08 million to each New Business, Guangdong WeFriend, Gong Xiang Technology, Business Opportunity Chain Guangzhou and Xiao Peng Education, respectively.

In May 2021, the Company disposed the 4.9% equity interest it owned in Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an”) to an unrelated party and recorded an approximately US$0.04 million disposal loss for the nine months ended September 30, 2021.

9.	Property and equipment, net

	September 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	918	811
Office equipment	928	894
Electronic devices	618	615
Property and equipment, cost	2,464	2,320
Less: accumulated depreciation	(2,274)	(2,260)
Property and equipment, net	190	60

Depreciation expenses for the nine months ended September 30, 2021 and 2020 were approximately US$0.009 million and US$0.006 million, respectively. Depreciation expenses for the three months ended September 30, 2021 and 2020 were approximately US$0.005 million and US$0.002 million, respectively.

10.	Intangible assets, net

	As of September 30, 2021 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
Cloud compute software technology	1,431	(992)	(439)	-
Internet Ad tracking system	1,161	(116)	-	1,045
Live streaming technology	1,500	(250)	-	1,250
Licensed products use right	1,206	(226)	-	980
Other computer software	121	(121)	-	-
Total	$5,419	$(1,705)	$(439)	$3,275

	As of December 31, 2020
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
Cloud compute software technology	1,423	(978)	(436)	9
Live streaming technology	1,500	(25)	-	1,475
Licensed products use right	1,208	(135)	-	1,073
Other computer software	120	(120)	-	-
Total	$4,251	$(1,258)	$(436)	$2,557

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses for the nine months ended September 30, 2021 and 2020 were approximately US$0.44 million and US$0.62 million, respectively. Amortization expenses for the three months ended September 30, 2021 and 2020 were approximately US$0.16 million and US$0.21 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 5.45 years as of September 30, 2021, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.16 million for the year ending December 31, 2021, approximately US$0.65 million each year for the year ending December 31, 2022 through 2024, approximately US$0.63 million for the year ending December 31, 2025, and approximately US$0.18 million for the year ending December 31, 2026.

11.	Blockchain software application platform development costs

In 2018, the Company entered into technical development contracts with two unrelated entities for the development of two blockchain technology-based platform applications with a contract amount of US$4.50 million and RMB3.0 million (approximately US$0.46 million), respectively. These two blockchain technology-based applications are named OMG and Bo!News, respectively. As of September 30, 2021, in accordance with ASC 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”, the Company capitalized approximately US$4.41 million development costs in the aggregate under these two contracts. During 2020, the Company further developed its Blockchain Integrated Framework (“BIF”) for retail business, which provides a framework platform for more accessible and efficient integration of small and medium sized retail business users. As of September 30, 2021, the Company had finalized the upgrade and integration of the Bo!News application, which provides a digitalized franchise management system for the SMEs, and the BIF for the SMEs’ smart retail business, which provides blockchain Software-as-a-Service (“SaaS”) services, including: OMG membership card management, trusted and decentralized payment management and Non-Fungible Token (“NFT”) management services. The Company expects to fully launch these applications during the fourth fiscal quarter of 2021, after completing the test run processes.

12.	Long-term deposits and prepayments

As of September 30, 2021, long-term deposits and prepayments consisted of an approximately US$0.31 million of the Company’s operating deposits and prepayments that were not expected to be refunded or consumed within one year of September 30, 2021, and an approximately US$0.17 million prepayment for the leasehold improvement project of the Company’s Guangzhou office, which has been completed by the end of October 2021.

13.	Accrued payroll and other accruals

	September 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	174	229
Accrued operating expenses	176	260
	350	489

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Taxation

As of September 30, 2021 and December 31, 2020, taxes payable consists of:

	September 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,326	1,353
Enterprise income tax payable	2,088	2,077
Total taxes payable	3,414	3,430

For the nine and three months ended September 30, 2021 and 2020, the Company’s income tax benefit consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	57
Deferred	171	87	131	98
Income tax benefit	171	87	131	155

The Company’s deferred tax assets as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	12,457	10,123
Operating lease cost	20	-
Bad debts provision	330	728
Valuation allowance	(12,026)	(10,245)
Deferred tax assets, net	781	606

The U.S. holding company has incurred aggregate NOLs of approximately US$30.7 million and US$23.3 million as of September 30, 2021 and December 31, 2020, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$24.9 million and US$22.5 million as of September 30, 2021 and December 31, 2020, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2031 due to certain subsidiary enjoys the High and New Technology Enterprise’s privileged NOLs carryforward policy. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$12.0 million and US$10.2 million valuation allowance as of September 30, 2021 and December 31, 2020, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2021, the Company recorded approximately US$2.15 million and US$0.19 million deferred tax valuation allowance, respectively. For the nine and three months ended September 30, 2020, the Company recorded approximately US$0.90 million and US$0.14 million deferred tax valuation allowance, respectively.

15.	Long-term borrowing from a related party

Long-term borrowing from a related party is a non-interest bearing loan from a related party of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”), which is not expected to be repaid within one year.

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

Subsequent measurement and changes in fair value of the warrant liabilities

The Company issued warrants to certain institutional investors and the Company’s placement agent in the registered direct offerings consummated in February 2021, December 2020 and January 2018, which warrants were accounted for as derivative liabilities and measured at fair value with changes in fair value be recorded in earnings in each reporting period.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2021:

Warrants issued in the February 2021 Financing:

	2021 Investor Warrants		2021 Placement Agent Warrants
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021

Stock price	$1.26	$2.00	$1.26	$2.00
Years to maturity	2.88	3.14	2.88	3.14
Risk-free interest rate	0.50%	0.48%	0.50%	0.48%
Dividend yield	-	-	-	-
Expected volatility	115%	114%	115%	114%
Exercise Price	$3.59	$3.59	$4.4875	$4.4875

Fair value of the warrant	$0.70	$1.25	$0.65	$1.18

Warrant liabilities (US$’000)	$1,824	$3,257	$237	$431

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

	2020 Investor Warrants and 2020 Placement Agent Warrants
	September 30, 2021	June 30, 2021	December 31, 2020

Stock price	$1.26	$2.00	$1.35
Years to maturity	2.20	2.45	2.95
Risk-free interest rate	0.34%	0.34%	0.17%
Dividend yield	-	-	-
Expected volatility	122%	120%	102%
Exercise Price	$2.03	$2.03	$2.03

Fair value of the warrant	$0.80	$1.40	$0.74

Investor warrants liabilities (US$’000)	$1,383	$2,420	$1,279

Placement agent warrants liabilities (US$’000)	$242	$423	$224

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2018 Placement Agent Warrants
	July 2, 2021*	June 30, 2021	December 31, 2020

Stock price	$1.94	$2.00	$1.35
Years to maturity	0.04	0.05	0.05
Risk-free interest rate	0.05%	0.04%	0.08%
Dividend yield	-	-	-
Expected volatility	75%	74%	59%
Exercise Price	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.45	$0.51	$0.02

Warrant liabilities (US$’000)	$58	$66	$2

* The 2018 Placement Agent Warrants were cashless exercised on July 2, 2021. As a result, the Company issued approximately 0.04 million shares of the Company’s restricted common stock, with a loss of approximately US$0.02 million recognized in other income/(loss) account, which represented the difference between the fair value of these warrants on the date of the exercise and the cost of the Company’s restricted common stock issued, based on the close bid price of the Company’s common stock on the same date.

For the nine and three months ended September 30, 2020:

Warrants issued in the 2018 Financing:

	2018 Investors warrants			2018 Placement agent warrants
	September 30, 2020 #	June 30, 2020	December 31, 2019	September 30, 2020	June 30, 2020	December 31, 2019

Stock price		$1.00	$1.17	$2.02	$1.00	$1.17
Years to maturity		0.05	0.55	0.30	0.55	1.05
Risk-free interest rate		0.19%	1.58%	0.13%	0.18%	1.57%
Dividend yield		-	-	-	-	-
Expected volatility		143%	60%	133%	112%	80%
Exercise Price		$1.4927	$1.4927	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$-	$0.02	$0.11	$0.80	$0.20	$0.28

Warrant Liabilities (US$’000)	$-	$13	$71	$103	$26	$36

# The 2018 investors warrants had expired during the three months ended September 30, 2020.

Changes in fair value of warrant liabilities

Nine and Three Months Ended September 30, 2021 (Unaudited)

						Change in Fair Value (gain)/loss
	As of September 30, 2021	As of July 2, 2021	As of June 30, 2021	As of February 18, 2021	As of December 31, 2020	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the February 2021 Financing:
--Investor Warrants	1,824	*	3,257	10,476	*	(8,652)	(1,433)
--Placement Agent Warrants	237	*	431	1,445	*	(1,208)	(194)
Warrants issued in the 2020 Financing:
--Investor Warrants	1,383	*	2,420	*	1,279	104	(1,037)
--Placement Agent Warrants	242	*	423	*	224	18	(181)
Warrants issued in the 2018 Financing:
--Placement Agent Warrants	-	58	66	*	2	56	(8)
	3,686	58	6,597	11,921	1,505	(9,682)	(2,853)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine and Three Months Ended September 30, 2020 (Unaudited)

				Change in Fair Value (gain)/loss
	As of September 30, 2020	As of June 30, 2020	As of December 31, 2019	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2018 Financing:
--Investor Warrants	-	13	71	(71)	(13)
--Placement Agent Warrants	103	26	36	67	77
	103	39	107	(4)	64

Warrants issued and outstanding as of September 30, 2021 and their movements during the nine months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2021	2,159,865	2.78	$2.00	129,000	0.05	$1.4927
Granted/Vested	2,970,840	2.88	$3.70	5,001,705	2.61	$3.02
Forfeited	-			-
Exercised	(129,000)		$1.4927	(129,000)		$1.4927
Balance, September 30, 2021 (Unaudited)	5,001,705	2.61	$3.02	5,001,705	2.61	$3.02

17.	Restricted net assets

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

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2021 and December 31, 2020, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were approximately US$13.2 million and US$8.2 million, respectively.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.17 million and US$0.08 million for the nine months ended September 30, 2021 and 2020, respectively. The total amounts for such employee benefits were approximately US$0.07 million and US$0.03 million for the three months ended September 30, 2021 and 2020, respectively.

19.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of September 30, 2021, 15% of the Company’s cash and cash equivalents were held by major financial institutions located in Mainland and Hong Kong, China, the remaining 85% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the nine and three months ended September 30, 2021 and 2020, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G

Nine Months Ended September 30, 2021
Revenues, customer concentration risk	13%	11%	*	*	*	-	-

Three Months Ended September 30, 2021
Revenues, customer concentration risk	26%	*	*	*	*	-	-

Nine Months Ended September 30, 2020
Revenues, customer concentration risk	16%	-	*	-	*	*	*

Three Months Ended September 30, 2020
Revenues, customer concentration risk	21%	-	*	-	*	*	*

As of September 30, 2021
Accounts receivable, customer concentration risk	*	-	24%	36%	19%	-	-

As of December 31, 2020
Accounts receivable, customer concentration risk	*	-	28%	-	-	27%	21%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the nine and three months ended September 30, 2021 and 2020, respectively:

	Supplier A	Supplier B

Nine Months Ended September 30, 2021
Cost of revenues, supplier concentration risk	77%	*

Three Months Ended September 30, 2021
Cost of revenues, supplier concentration risk	85%	*

Nine Months Ended September 30, 2020
Cost of revenues, supplier concentration risk	-	78%

Three Months Ended September 30, 2020
Cost of revenues, supplier concentration risk	-	78%

* Less than 10%.

- No transaction incurred for the reporting period.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20.	Commitments and contingencies

In September 2021, in accordance with an investment contract entered into among the Company, Shenzhen Global Best Products Import & Export Co., Ltd., (“Global Best Products”), and its shareholders, the Company obtained a 9.09% equity interest in Global Best Products through the subscription of a RMB5.0 million (approximately US$0.77 million) new share capital issued by the entity. In November 2021, the Company made its first cash investment of RMB2.0 million (approximately US$0.31 million) to Global Best Products, the remaining amount is expected to be invested before June 30, 2022.

In 2018, the Company entered into contracts with two unrelated third parties in relation to the development of the Company’s blockchain technology-powered platform applications. Total contract amount of these two contracts was approximately US$4.96 million. As of September 30, 2021, the Company had paid approximately US$4.41 million in the aggregate. The remaining unpaid contract amount is expected to be paid during the year ending December 31, 2021.

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

Nine Months Ended September 30, 2021 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate		Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenues	34,333	514	-	-		-	34,847
Cost of revenues	34,614	1,125	-	-		-	35,739
Total operating expenses	1,129	1,113	1	8,533	(1)	-	10,776
Depreciation and amortization expense included in total operating expenses	223	225	1	1		-	450
Operating loss	(1,410)	(1,724)	(1)	(8,533)		-	(11,668)

Change in fair value of warrant liabilities	-	-	-	9,682		-	9,682

Net (loss)/income	(1,230)	(1,724)	(2)	1,371		-	(1,585)

Expenditure for long-term assets	1,220	-	-	246		-	1,466

Total assets-September 30, 2021	11,146	3,890	4,408	46,409		(30,938)	34,915
Total assets-December 31, 2020	8,310	3,206	4,409	27,766		(23,024)	20,667

(1)	Including approximately US$6.95 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2021 (Unaudited)

	Internet Ad. and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate		Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenues	11,773	127	-	-		-	11,900
Cost of revenues	11,482	375	-	-		-	11,857
Total operating expenses	539	455	-	623	(1)	-	1,617
Depreciation and amortization expense included in total operating expenses	93	75	-	-		-	168
Operating loss	(248)	(703)	-	(623)		-	(1,574)

Change in fair value of warrant liabilities	-	-	-	2,853		-	2,853

Net (loss)/income	(264)	(703)	-	2,341		-	1,374

Expenditure for long-term assets	-	-	-	85		-	85

(1)	Including approximately US$0.09 million share-based compensation expenses.

Nine Months Ended September 30, 2020 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	24,583	1,276	-	1,245	-	27,104
Cost of revenues	24,847	1,125	-	576	-	26,548
Total operating expenses	2,361	15	5	2,875 (1)	-	5,256
Depreciation and amortization expense included in total operating expenses	617	-	2	3	-	622
Operating (loss)/income	(2,625)	136	(5)	(2,206)	-	(4,700)

Change in fair value of warrant liabilities	-	-	-	4	-	4

Expenditure for long-term assets	-	-	302	-	-	302

Net (loss)/income	(2,543)	110	(5)	(2,175)	-	(4,613)

(1)	Including approximately US$2.07 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2020 (Unaudited)

	Internet Ad. and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	11,435	269	-	600	-	12,304
Cost of revenues	11,994	375	-	576	-	12,945
Total operating expenses	409	6	1	347 (1)	-	763
Depreciation and amortization expense included in total operating expenses	205	-	1	1	-	207
Operating loss	(968)	(112)	(1)	(323)	-	(1,404)

Change in fair value of warrant liabilities	-	-	-	(64)	-	(64)

Net loss	(893)	(94)	(1)	(345)	-	(1,333)

(1)	Including approximately US$0.08 million share-based compensation expenses.

22.	(Loss)/earnings per share

Basic and diluted (loss)/earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss)/income attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(1,586)	$(4,611)	$1,375	$(1,333)

Weighted average number of common shares outstanding -Basic and diluted	32,279,304	21,271,301	35,332,220	21,720,259

(Loss)/earnings per share-Basic and diluted	$(0.05)	$(0.22)	$0.04	$(0.06)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2021 and 2020, the diluted (loss)/earnings per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because their effect was anti-dilutive.

23.	Share-based compensation expenses

In May 2021, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 3.99 million fully-vested shares of the Company’s restricted common stock to its management and employees for their services provided to the Company. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which was US$1.67 per share. Total compensation expenses recognized was approximately US$6.66 million for the nine months ended September 30, 2021.

In March 2021, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of the Company’s independent directors for his service to the Company for the year ending December 31, 2021. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which was US$3.13 per share. Total compensation expenses amortized for the nine and three months ended September 30, 2021 was approximately US$0.07 million and US$0.02 million, respectively.

For the nine and three months ended September 30, 2021, the Company also amortized an approximately US$0.22 million and US$0.07 million compensation expense in the aggregate, respectively, which was related to fully-vested and nonforfeitable restricted common stock granted and issued to two of its service providers in March 2020 and August 2020, respectively.

During the first nine months of 2020, under its 2015 Omnibus Securities and Incentive Plan, the Company granted and issued in the aggregate of approximately 1.63 million fully-vested shares of the Company’s restricted common stock to its management, employees and directors. These shares were valued at the closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses of approximately US$1.92 million and US$0.01 million was recorded for the nine and three months ended September 30, 2020, respectively.

During the first nine months of 2020, the Company granted and issued 0.48 million shares of the Company restricted common stock in the aggregate to two consulting and advisory service providers in exchange for their respective services. According to the service agreements, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at the closing bid price of the Company’s common stock on the respective date of grant and recorded the related total costs as prepayment assets in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the nine and three months ended September 30, 2020 was approximately US$0.15 million and US$0.07 million, respectively.

The table below summarized share-based compensation expenses recorded for the nine and three months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	122	-	-
General and administrative expenses	6,945	1,798	88	79
Research and development expenses	-	146	-	-
Total	6,945	2,066	88	79

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate unrecognized share-based compensation expenses as of September 30, 2021 was approximately US$0.12 million, of which approximately US$0.08 million will be recognized for the year ending December 31, 2021 and approximately US$0.04 million will be recognized for the year ending December 31, 2022.

Options issued and outstanding as of September 30, 2021 and their movements during the nine months then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2021	277,976	0.91	$3.00	277,976	0.91	$3.00
Granted/Vested	-			-
Expired	-			-
Exercised	-			-
Balance, September 30, 2021 (Unaudited)	277,976	0.16	$3.00	277,976	0.16	$3.00

24.	Subsequent events

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

During the third quarter of 2021, the Company finalized its blockchain infrastructure (“BIF”) platform for business applications of Non-Fungible Token (“NFT”) to provide micro, small and medium enterprises (“MSMEs”) one-stop enterprise-level blockchain network and application services. Upon test launch of its BIF automation platform, the Company cooperated with one of its strategic partners to provide digital transformations and solutions of NFT through BIF platform. The Company expects to fully launch the platform to MSMEs during the fourth fiscal quarter of 2021.

Meanwhile, the Company completed an upgrade to its official website reflecting the Company’s recent developments on its BIF platform and related business transformation. The Company is integrating its value-added blockchain service platform into its existing information services and expects to become an integrated digital operation service provider with Information + transaction + Blockchain in the near future.

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

A.         RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$34,843	$27,086	$11,896	$12,300
From a related party	4	18	4	4
Total revenues	34,847	27,104	11,900	12,304
Cost of revenues	35,739	26,548	11,857	12,945
Gross (loss)/profit	(892)	556	43	(641)

Operating expenses
Sales and marketing expenses	159	293	58	58
General and administrative expenses	10,366	4,520	1,471	592
Research and development expenses	251	443	88	113
Total operating expenses	10,776	5,256	1,617	763

Loss from operations	(11,668)	(4,700)	(1,574)	(1,404)

Other income (expenses)

Interest income/(expense), net	3	-	1	1
Other income/(expense), net	265	(4)	(37)	(21)
Loss on disposal of long-term investments	(38)	-	-	-
Change in fair value of warrant liabilities	9,682	4	2,853	(64)
Total other income/expenses)	9,912	-	2,817	(84)

(Loss)/income before income tax benefit and noncontrolling interests	(1,756)	(4,700)	1,243	(1,488)
Income tax benefit	171	87	131	155
Net (loss)/income	(1,585)	(4,613)	1,374	(1,333)
Net (income)/loss attributable to noncontrolling interests	(1)	2	1	-
Net (loss)/income attributable to ZW Data Action Technologies Inc.	$(1,586)	$(4,611)	$1,375	$(1,333)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Nine Months Ended September 30,
	2021		2020
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$5,720	16.4%	$5,679	21.0%
-Distribution of the right to use search engine marketing service	28,613	82.1%	18,004	66.4%
-Data and technical services	-	-	900	3.3%
Internet advertising and related services	34,333	98.5%	24,583	90.7%
Ecommerce O2O advertising and marketing services	514	1.5%	1,276	4.7%
Technical solution services	-	-	1,245	4.6%
Total	$34,847	100%	$27,104	100%

	Three Months Ended September 30,
	2021		2020
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$2,125	17.8%	$2,429	19.7%
-Distribution of the right to use search engine marketing service	9,648	81.1%	8,706	70.8%
-Data and technical services	-	-	300	2.4%
Internet advertising and related services	11,773	98.9%	11,435	92.9%
Ecommerce O2O advertising and marketing services	127	1.1%	269	2.2%
Technical solution services	-	-	600	4.9%
Total	$11,900	100%	$12,304	100%

Total Revenues: Our total revenues were US$34.85 million and US$11.90 million for the nine and three months ended September 30, 2021, respectively, compared with US$27.10 million and US$12.30 million for the same periods last year, respectively.

●

Internet advertising revenues for the nine and three months ended September 30, 2021 was approximately US$5.72 million and US$2.13 million, respectively, compared with US$5.68 million and US$2.43 million for the nine and three months ended September 30, 2020, respectively. Management expects no significant fluctuation on service revenues from this business category in fiscal 2021, compared with that in last fiscal year.

●

Revenue generated from distribution of the right to use search engine marketing service for the nine and three months ended September 30, 2021 was approximately US$28.61 million and US$9.65 million, respectively, compared with approximately US$18.00 million and US$8.71 million for the nine and three months ended September 30, 2020, respectively. The increase in revenues from this business category for both the nine and three months ended September 30, 2021 were directly attributable to the successful containment of the COVID-19 epidemic in China within the first half year of fiscal 2020, which resulted in the gradually recovery of business activities and economy since the second half of fiscal 2020. Although there are COVID-19 cases rebound in several provinces in China since July 2021 and uncertainties associated with the future developments of the pandemic still exist, management expects that revenues from this business will continue to grow in the fourth fiscal quarter of 2021, compared with that in the same period last year.

●

For the nine and three months ended September 30, 2021, we generated an approximately US$0.51 million and US$0.13 million Ecommerce O2O advertising and marketing service revenues, respectively, compared with an approximately US$1.28 million and US$0.27 million service revenues generated for the nine and three months ended September 30, 2020, respectively. We generated these revenues from distribution of the advertising spaces in outdoor billboards we purchased from a third party for the reporting periods.

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

	Nine Months Ended September 30,
	2021			2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$5,720	$5,112	11%	$5,679	$4,904	14%
-Distribution of the right to use search engine marketing service	28,613	29,502	-3%	18,004	19,147	-6%
-Data and technical services	-	-	-	900	796	12%
Internet advertising and related services	34,333	34,614	-1%	24,583	24,847	-1%
Ecommerce O2O advertising and marketing services	514	1,125	-119%	1,276	1,125	12%
Technical solution services	-	-	-	1,245	576	54%
Total	$34,847	$35,739	-3%	$27,104	$26,548	2%

	Three Months Ended September 30,
	2021			2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$2,125	$1,867	12%	$2,429	$1,998	18%
-Distribution of the right to use search engine marketing service	9,648	9,615	0.3%	8,706	9,731	-12%
-Data and technical services	-	-	-	300	265	12%
Internet advertising and related services	11,773	11,482	2%	11,435	11,994	-5%
Ecommerce O2O advertising and marketing services	127	375	-195%	269	375	-39%
Technical solution services	-	-	-	600	576	4%
Total	$11,900	$11,857	0.4%	$12,304	$12,945	-5%

Cost of revenues: our total cost of revenues was US$35.74 million and US$11.86 million for the nine and three months ended September 30, 2021, respectively, compared with US$26.55 million and US$12.95 million for the nine and three months ended September 30, 2020, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resources and other direct costs associated with providing our services.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the nine and three months ended September 30, 2021, our total cost of revenues for Internet advertising and data service was approximately US$5.11 million and US$1.87 million, respectively, compared with approximately US$4.90 million and US$2.00 million for the nine and three months ended September 30, 2020, respectively. The gross margin rate of our Internet advertising and data service was 11% and 12% for the nine and three months ended September 30, 2021, compared with 14% and 18% for the nine and three months ended September 30, 2020, respectively. We anticipate the gross margin rate will continue to improve in the fourth fiscal quarter of 2021.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resources consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resources in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the nine and three months ended September 30, 2021, our total cost of revenues for distribution of the right to use search engine marketing service was US$29.50 million and US$9.62 million, respectively, compared with US$19.15 million and US$9.73 million for the same periods last year, respectively. Gross margin rate of this business category was -3% and 0.3% for the nine and three months ended September 30, 2021, respectively, significantly improved from -6% and -12% gross margin rate incurred for the same periods last year, respectively. We anticipate the gross margin rate will continue to improve in the fourth fiscal quarter of 2021, as we anticipate continuous increase in service revenues and the related cost consumption from this business category, which may put us in a better position to negotiate a lower rate with the suppliers in future periods.

●

For the nine months ended September 30, 2021 and 2020, cost for our Ecommerce O2O advertising and marketing service was both approximately US$1.13 million, and for the three months ended September 30, 2021 and 2020, cost for our Ecommerce O2O advertising and marketing service was both approximately US$0.38 million, which costs represented the amortized cost of the related outdoor billboards ad spaces we pre-purchased during the periods.

Gross (loss)/profit

As a result of the foregoing, for the nine months ended September 30, 2021, we incurred a gross loss of approximately US$0.89 million, compared with a gross profit of approximately US$0.56 million for the nine months ended September 30, 2020. For the three months ended September 30, 2021, we recognized an approximately US$0.04 million gross profit, compared with a gross loss of approximately US$0.64 million for the three months ended September 30, 2020. Our overall gross margin was -3% and 0.4% for the nine and three months ended September 30, 2021, respectively, compared with 2% and -5% for the same periods last year, respectively. The improvement of our overall gross margin rate for the three months ended September 30, 2021, as compared with those for the first and second fiscal quarters of 2021, was directly attributable to the gross margin rate improvement of our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, which accounted for approximately 82.1% and 81.1% of our total revenues for the nine and three months ended September 30, 2021, respectively. Our gross margin for distribution of the right to use search engine marketing services improved to 0.3% for the three months ended September 30, 2021 from -9% and -3% for the first and second fiscal quarter of 2021, respectively, as a result of better discount rate obtained from suppliers.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2021		2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$34,847	100%	$27,104	100%
Gross (loss)/profit	(892)	-3%	556	2%
Sales and marketing expenses	159	-	293	1%
General and administrative expenses	10,366	30%	4,520	17%
Research and development expenses	251	1%	443	2%
Total operating expenses	$10,776	31%	$5,256	19%

	Three Months Ended September 30,
	2021		2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$11,900	100%	$12,304	100%
Gross profit/(loss)	43	0.4%	(641)	-5%
Sales and marketing expenses	58	-	58	-
General and administrative expenses	1,471	13%	592	5%
Research and development expenses	88	1%	113	1%
Total operating expenses	$1,617	14%	$763	6%

Operating Expenses: Our total operating expenses was approximately US$10.78 million and US$1.62 million for the nine and three months ended September 30, 2021, respectively, compared with approximately US$5.26 million and US$0.76 million for the nine and three months ended September 30, 2020, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.16 million and US$0.06 million for the nine and three months ended September 30, 2021, respectively, compared with approximately US$0.29 million and US$0.06 million for the nine and three months ended September 30, 2020, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the nine months ended September 30, 2021, the decrease in our sales and marketing expenses was primarily due to the decrease in share-based compensation expenses of approximately US$0.12 million, related to restricted shares granted and issued to our sales staff during the first fiscal quarter of last year. For the three months ended September 30, 2021, there was no significant fluctuation of our sales and marketing expenses, compared with that for the same period last year.

●

General and administrative expenses: General and administrative expenses was US$10.37 million and US$1.47 million for the nine and three months ended September 30, 2021, respectively, compared with US$4.52 million and US$0.59 million for the nine and three months ended September 30, 2020, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the nine months ended September 30, 2021, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in share-based compensation expenses of approximately US$5.15 million, due to more shares of the Company’s restricted common stock were granted and issued to management and employees in the second fiscal quarter of 2021, compared with that granted and issued in the first fiscal quarter of last year; (2) the increase in general office administrative expense of approximately US$1.45 million, primarily attributable to the increase in lease and other administrative costs of our new office in Guangzhou and recovery from the COVID-19 epidemic, which resulted in the office shutdown during the first fiscal quarter of last year; and (3) the decrease in allowance for doubtful accounts of approximately US$0.75 million, due to improved collection management. For the three months ended September 30, 2021, the increase in our general and administrative expenses was primarily due to the increase in general departmental expenses of approximately US$0.88 million, which were primarily related to the expansion of our new office in Guangzhou.

●	Research and development expenses: Research and development expenses was approximately US$0.25 million and US$0.09 million for the nine and three months ended September 30, 2021, respectively, compared with approximately US$0.44 million and US$0.11 million for the nine and three months ended September 30, 2020, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. For the nine months ended September 30, 2021, the decrease in our research and development expenses was primarily due to the decrease in share-based compensation expenses of approximately US$0.15 million, related to restricted shares granted and issued to our research and development staff during the first fiscal quarter of last year. For the three months ended September 30, 2021, the decrease in our research and development expenses was primarily due to a reduction in headcount in our research and development department, compared with the same period last year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$11.67 million and US$4.70 million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, we incurred a loss from operations of approximately US$1.57 million and US$1.40 million, respectively.

Change in fair value of warrant liabilities: We issued warrants in financing activities. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$9.68 million and US$2.85 million was recorded for the nine and three months ended September 30, 2021, respectively, compared with a gain of change in fair value of these warrant liabilities of approximately US$0.004 million and a loss of approximately US$0.06 million recorded for the nine and three months ended September 30, 2020, respectively.

(Loss)/income before income tax benefit and noncontrolling interests: As a result of the foregoing, our loss before income tax benefit and noncontrolling interest was approximately US$1.76 million and US$4.70 million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, we recognized an approximately US$1.24 million income before income tax benefit and noncontrolling interest, compared with an approximately US$1.49 million loss before income tax benefit and noncontrolling interest for the three months ended September 30, 2020.

Income Tax benefit: For the nine months ended September 30, 2021, we recognized an approximately US$0.27 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of this entity, which amount was partially offset by an approximately US$0.08 million and an approximately US$0.02 million income tax expense recognized in relation to additional deferred tax assets provision provided and utilization of prior period recognized deferred tax assets by two other operating VIEs during the period, respectively. For the three months ended September 30, 2021, we recognized an approximately US$0.13 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period. For the nine and three months ended September 30, 2020, we recognized an approximately US$0.09 million and US$0.16 million income tax benefit, respectively, in relation to deferred tax assets we expect to be able to utilized in future periods.

Net (loss)/income: As a result of the foregoing, for the nine months ended September 30, 2021 and 2020, we incurred a total net loss of approximately US$1.59 million and US$4.61 million, respectively. For the three months ended September 30, 2021, we recognized a net income of approximately US$1.37 million, compared with a net loss of approximately US$1.33 million for the three months ended September 30, 2020.

Net (income)/loss attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain, in which we beneficially own 51% equity interest. In October 2020, we incorporated another majority-owned subsidiary, Qiweilian Guangzhou and beneficially owned 51% equity interest. In March 2021, due to changes in business strategy of the noncontrolling interest shareholder of Qiweilian Guangzhou, we suspended the cooperation with that shareholder and sold our 51% equity interest in Qiweilian Guangzhou to unrelated parties. For the nine months ended September 30, 2021, net income allocated to the noncontrolling interest shareholder of Qiweilian Guangzhou, before we deconsolidated the entity, offset by the net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$0.001 million, compared with a net loss allocated to the noncontrolling interest shareholder of Business Opportunity Chain of approximately US$0.001 million for the three months ended September 30, 2021. For the nine and three months ended September 30, 2020, net loss allocated to the noncontrolling interest of Business Opportunity Chain was approximately US$0.002 million and US$nil, respectively.

Net (loss)/income attributable to ZW Data Action Technologies Inc.: Total net (loss)/income as adjusted by net income/(loss) attributable to the noncontrolling interest shareholders as discussed above yields the net (loss)/income attributable to ZW Data Action Technologies Inc. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$1.59 million and US$4.61 million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, net income attributable to ZW Data Action Technologies Inc. was approximately US$1.38 million, compared with a net loss attributable to ZW Data Action Technologies Inc. of approximately US$1.33 million for the three months ended September 30, 2020.

B.         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2021, we had cash and cash equivalents of approximately US$8.73 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to search engine resources and other advertising resources providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the investment to expand technologies related to our existing and future business activities, investment to enhance the functionality of our current advertising portals for providing advertising, marketing and data services and to secure the safety of our general network, and investment to establish joint ventures with strategic partners for the development of new technologies and services. To date, we have financed our liquidity need primarily through proceeds we generated from financing activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	$(6,600)	$595
Net cash used in investing activities	(6,097)	(1,273)
Net cash provided by/(used in) financing activities	17,111	(429)
Effect of foreign currency exchange rate changes	20	4
Net increase/(decrease) in cash and cash equivalents	$4,434	$(1,103)

Net cash (used in)/provided by operating activities

For the nine months ended September 30, 2021, our net cash used in operating activities of approximately US$6.60 million were primarily attributable to:

(1)

net loss excluding approximately US$0.45 million of non-cash expenses of depreciation and amortizations; approximately US$0.15 million amortization of operating lease right-of-use assets, approximately US$6.95 million share-based compensation; approximately US$9.68 million gain from change in fair value of warrant liabilities, approximately US$0.06 million loss on disposal of long-term investment and other non-operating loss, and approximately US$0.17 million deferred tax benefit, yielded the non-cash items excluded net loss of approximately US$3.83 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.14 million, due to more favorable payment terms granted by a new supplier; and

-	other current assets decreased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.26 million;

-	prepayment and deposit to suppliers increased by approximately US$1.70 million, primarily due to new deposits and prepayments made for the purchase of various advertising resources during the period;

-

long-term deposits and prepayments increased by approximately US$0.31 million, which were made for the purchase of advertising resources and lease of our new office spaces during the period, and these amounts were not expected to be consumed or refunded within one year of September 30, 2021;

-	advance from customers decreased by approximately US$0.13 million, primarily due to recognition of revenue from opening contract liabilities during the period; and

-

accruals, tax payables, operating lease liabilities, short-term lease payment payables and other current liabilities decreased by approximately US$0.52 million in the aggregate, due to settlement of these operating liabilities during the period.

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

-

prepayment and deposit to suppliers decreased by approximately US$1.08 million, primarily due to utilization of the prepayment made to suppliers in fiscal 2019 through Ad resources and other services received from suppliers during the nine months ended September 30, 2020;

-

advance from customers increased by approximately US$0.75 million, primarily due to new advance payments received that related to unsatisfied service performance obligations during the first nine months of 2020, which was partially offset by recognition of revenue from opening contract liabilities during the period;

-

accounts payable, tax payables and short-term lease payment payables increased by approximately US$0.23 million in the aggregate, primarily due to the factors that some of the payments were temporarily delayed as a result of the COVID-19 outbreak and some of the payments were not due until later periods, and

-	amount due from related parties decreased by approximately US$0.02 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-

long-term prepayment increased by approximately US$0.38 million, which was made for the purchase of ad resources during the first fiscal quarter of 2020, and this amount was not expected to be consumed within one year of September 30, 2020;

-	accruals decreased by approximately US$0.06 million;

-	other current liabilities decreased by approximately US$0.04 million; and

-	we also prepaid approximately US$0.01 million lease payment during the period.

Net cash used in investing activities

For the nine months ended September 30, 2021, (1) we paid an aggregate of approximately US$0.31 million for the purchase of vehicles, furniture and office equipment, and for our leasehold improvement project in Guangzhou; (2) we made an aggregate of approximately US$1.89 million cash investment to our investee entities, including an US$1.0 million investment for a 15.38% equity interest in an entity, for jointly developing blockchain, key opinion leader and e-sports platform and jointly operating IP data for e-sports and games with strategic partners, and we also provided an additional approximately US$0.04 million temporary loans in the aggregate to two of our investee entities; (3) we paid US$1.16 million for the purchase of an Internet Ad tracking system to further enhance the effectiveness of our Internet advertising business; (4) we provided to an unrelated party short-term loans of approximately US$2.95 million in the aggregate, of which an approximately US$1.51 million was provided during the first nine months of 2021. The borrower repaid an approximately US$1.30 million during the first nine months of 2021, and the remaining balance of approximately US$1.65 million is expected to be fully repaid in March 2022; (5) cash decreased by approximately US$0.01 as a result of deconsolidation of VIEs’ subsidiaries during the period; and (6) we made an aggregate of US$2.50 million deposit and prepayment for other investing activities, including: (i) a US$1.0 million refundable deposit for a potential merge and acquisition transaction, which will be refunded if no definitive agreement is reached by December 31, 2021; and (ii) a US$1.5 million prepayment in accordance with a cryptocurrency mining machine purchase agreement, which had been cancelled due to the industry banning policies announced by the government, and the prepayment is expected to be refunded before the end of fiscal 2021. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$6.10 million for the nine months ended September 30, 2021.

For the nine months ended September 30, 2020, (1) we invested approximately US$0.03 million to a newly established entity, in which we hold a 19% equity interest; (2) we made an additional payment of approximately US$0.30 million for the development of our blockchain technology-based platform applications; and (3) we provided to an unrelated party a short-term loan of approximately US$0.94 million. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$1.27 million for the nine months ended September 30, 2020.

Net cash provided by/(used in) financing activities

For the nine months ended September 30, 2021, we consummated an offering of approximately 5.21 million shares of our common stock to certain institutional investors at a purchase price of $3.59 per share. As part of the transaction, we also issued to the investors and the placement agent warrants to purchase up to 2.61 million shares and 0.36 million shares of our common stock, respectively, with an exercise price of $3.59 per share and US$4.4875 per share, respectively. We received net proceeds of approximately US$17.1 million, after deduction of approximately US$1.6 million direct financing cost paid in cash.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of September 30, 2021 and December 31, 2020, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were approximately US$13.2 million and US$8.2 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: November 15, 2021	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

By:		/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer (Principal Accounting and Financial Officer)