Form 10-K
period 2021-12-31
ZW Data Action Technologies Inc.
filed 2022-04-15
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________;

COMMISSION FILE NO. 001-34647

ZW DATA ACTION TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC (Address of principal executive offices)

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
Yes ☐   No ☒

The aggregate market value of the 28,015,384 shares of common equity stock held by non-affiliates of the Registrant was approximately $56,030,768 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.00 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 15, 2022 was 35,427,677.

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

Our Holding Company Structure and Contractual Arrangements with Our Consolidated Variable Interest Entities (“VIEs”) and Their Respective Individual Shareholders

ZW Data Action Technologies Inc. is not an operating company in China, but a Nevada holding company with no equity ownership in its VIEs. We conduct our operations in China through our PRC subsidiaries, our VIEs, with which we have maintained contractual arrangements, and their subsidiaries in China. PRC laws and regulations impose certain restrictions or prohibitions on foreign ownership of companies that engage in value-added telecommunication services. Accordingly, we operate these businesses in China through our VIEs, and rely on contractual arrangements among our PRC subsidiaries, our VIEs and their shareholders to control the business operations of our VIEs. As used in this annual report, “we,” “us,” “our company,” “the Company” or “our” refers to ZW Data Action Technologies Inc., a Nevada company, its subsidiaries, and, in the context of describing its operations and consolidated financial information, its consolidated affiliated entities in China, including, but not limited to, Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) and Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”). Investors of our common stock are not purchasing equity interest in our operating entities in China but instead are purchasing equity interest in a Nevada holding company.

A series of contractual agreements, including exclusive business cooperation agreements, exclusive option agreements, equity pledge agreements, and irrevocable powers of attorney, have been entered into by and among our PRC subsidiaries, our VIEs and their respective shareholders. Terms contained in each set of contractual arrangements with our PRC subsidiaries, our VIEs and their respective shareholders are substantially similar. For more details of these contractual arrangements, see “Item 1. Business—Our subsidiaries and our VIE Structure.”

The contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated VIEs and we may incur substantial costs to enforce the terms of the arrangements. Please refer to the discussion of uncertainties and risks in relation to our VIE Structure on page 11 under Business-Government Regulation contained in Item 1 and page 23 under Risk Factors-Risks Relating to Regulation of Our Business and to Our Structure contained in Item 1A of this Annual Report.

Our corporate structure is subject to risks associated with our contractual arrangements with our VIEs. Investors may never directly hold equity interests in our VIEs. If the PRC government finds that the agreements that establish the structure for operating our business do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations. Our holding company, our PRC subsidiaries, our VIEs, and investors of our company face uncertainty about potential future actions by the PRC government that could affect the enforceability of the contractual arrangements with our VIEs and, consequently, significantly affect the financial performance of our VIEs and our company as a whole.

There are also substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules regarding the status of the rights of our Nevada holding company with respect to its contractual arrangements with our VIEs and their respective shareholders. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. If we or any of our VIEs is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures. See “Item 1A. Risk Factors—Risks Relating to Our Business and to Our Structure—If the PRC government finds that the agreements that establish the structure for operating our businesses in China do not comply with PRC governmental restrictions on foreign investment in industries in which we operate, or if these regulations or their interpretation change in the future, we could be subject to severe penalties.”

We face various legal and operational risks and uncertainties associated with being based in or having our operations primarily in China and the complex and evolving PRC laws and regulations. For example, we face risks associated with regulatory approvals on offerings conducted overseas by and foreign investment in China-based issuers, the use of our VIEs, anti-monopoly regulatory actions, and oversight on cybersecurity and data privacy. We face risks associated with the lack of Public Company Accounting Oversight Board, or the PCAOB, inspection on our auditors so determined by the announcement of the PCAOB issued on December 16, 2021, which may impact our ability to conduct certain businesses, accept foreign investments, or list on United States or other foreign exchange outside of China. These risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause the value of such securities to significantly decline. For a detailed description of risks related to doing business in China, see “Item 1A.  Risk Factors—Risks Associated With Doing Business in China.”

2

PRC government’s significant authority in regulating our operations and its oversight and control over offerings conducted overseas by, and foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Implementation of industry-wide regulations in this nature may cause the value of such securities to significantly decline or be of little or no value. For more details, see “Item 1A. Risk Factors—Risks Associated With Doing Business in China—The PRC government’s significant oversight and discretion over our business operation could result in a material adverse change in our operations and the value of our listed securities.”

Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and the value of our common stock. For more details, see “Item 1A.  Risk Factors— Risks Relating to Doing Business in China—Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.”

Permissions Required from the PRC Authorities for Our Operations

We conduct our business primarily through our subsidiaries, our VIEs and their subsidiaries in China. Our operations in China are governed by PRC laws and regulations. As of the date of this annual report, our consolidated affiliated Chinese entities have obtained the requisite licenses and permits from the PRC government authorities that are material for the business operations of our holding company, our subsidiaries and our VIEs in China, including, among others, the ICP permits held by our PRC operating VIEs. However, given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by government authorities, we cannot assure you that we have obtained all the permits or licenses required for conducting our business in China. In addition, we may be required to obtain additional licenses, permits, filings or approvals for the services of our Internet platform in the future. For more detailed information, see “Item 1A. Risks Associated With Doing Business in China—We may be adversely affected by the complexity, uncertainties and changes in PRC licensing and regulation of internet businesses.”

In connection with our previous issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we, our PRC subsidiaries and our VIEs, (i) are not required to obtain permissions from the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China, or the CAC, and (iii) have not received or were denied such requisite permissions by any PRC authority.

However, the PRC government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. For more detailed information, see “Item 1A. Risk Factors—Risks Associated With Doing Business in China—The approval of and the filing with the CSRC or other PRC government authorities may be required in connection with our future offshore offerings under PRC law, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.”

Cash and Asset Flows through Our Organization

ZW Data Action Technologies Inc. transfers cash to its wholly-owned Hong Kong subsidiary, by making capital contributions or providing loans, and the Hong Kong subsidiary transfer cash to the subsidiaries in China by making capital contributions or providing loans to them. Because ZW Data Action Technologies Inc. and its subsidiaries control our VIEs through contractual arrangements, they are not able to make direct capital contribution to our VIEs and their subsidiaries. However, they may transfer cash to our VIEs by loans or by making payment to the VIEs for inter-group transactions.

3

For the years ended December 31, 2021 and 2020, ZW Data Action Technologies Inc., through its intermediate holding companies, provided capital contribution of US$5.0 million and US$2.0 million to its subsidiaries in China, respectively. In addition, for the year ended December 31, 2021, ZW Data Action Technologies Inc., provided a US$2.0 million loan to one of its wholly-owned subsidiaries in China, which loan was subsequently converted to capital contribution to that subsidiary during the first fiscal quarter of 2022. For the years ended December 31, 2021 and 2020, our VIEs received financing of US$4.25 million and US$nil from our subsidiaries, respectively. Our VIEs may transfer cash to our wholly foreign-owned enterprises (“WFOEs”) by paying service fees according to the exclusive business cooperation agreements. For the years ended December 31, 2021 and 2020, our VIEs did not paid any service fees to our WFOEs under the exclusive business cooperation agreements.

For the years ended December 31, 2021 and 2020, no dividends or distributions were made to ZW Data Action Technologies Inc. by our subsidiaries. Under PRC laws and regulations, our PRC subsidiaries and VIEs are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to us. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or the SAFE. The amounts restricted include the paid-up capital and the statutory reserve funds of our PRC subsidiaries and VIEs, totaling US$13.2 million and US$8.2 million as of December 31, 2021 and 2020, respectively. Furthermore, cash transfers from our PRC subsidiaries to entities outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiaries and VIEs to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. For risks relating to the fund flows of our operations in China, see “Item Risk Factors—Risks Associated With Doing Business in China—Any limitation on the ability of our PRC subsidiaries and VIEs to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to conduct our business or our financial condition.”

For the years ended December 31, 2021 and 2020, no assets other than cash were transferred through our organization.

ZW Data Action Technologies Inc. has not declared or paid any cash dividends, nor does it have any present plan to pay any cash dividends on its common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Dividend.”

Financial Information Related to the VIEs

For more detailed information, see “Item 1A. Risk Factors—Risks Relating to Regulation of Our Business and to Our Structure—Condensed Consolidating Schedules.

4

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Risks Related to Our Business

●

We are susceptible to general economic conditions, natural catastrophic events and public health crises, and a potential downturn in advertising and marketing spending by advertisers could adversely affect our operating results in the near future.

●	We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

Risks Relating to Regulation of Our Business and to Our Structure

●

Our operations are substantially conducted through our PRC Operating Entities, or VIEs, and through our contractual agreements with each of our PRC Operating Entities and their shareholders in China. If the PRC government finds that the agreements that establish the structure for operating our business in China do not comply with PRC governmental restrictions on foreign investment in industries in which we operate, or if these regulations or their interpretation change in the future, we could be subject to severe penalties.

●	We rely on contractual arrangements with our PRC Operating Entities and their shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

Risks Associated With Doing Business In China

●	Our operations and assets in China are subject to significant political and economic uncertainties.

●	The PRC government’s significant oversight and discretion over our business operation could result in a material adverse change in our operations and the value of our listed securities.

●	Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.

●

The approval of and the filing with the CSRC or other PRC government authorities may be required in connection with our future offshore offerings under PRC law, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.

●

Substantial uncertainties exist with respect to the interpretation and implementation of cybersecurity related regulations and cybersecurity review as well as any impact these may have on our business operations.

●

Any failure or perceived failure by us to comply with the Anti-Monopoly Guidelines for Internet Platforms Economy Sector and other PRC anti-monopoly laws and regulations may result in governmental investigations or enforcement actions, litigation or claims against us and could have an adverse effect on our business, financial condition and results of operations.

●

Our PRC operating VIEs engaged in ICP business have obtained their respective ICP permits and comply with the annual inspection and other related provisions. We may be adversely affected by the complexity, uncertainties and changes in PRC licensing and regulation of internet businesses.

2

●

As substantially all of our operations are conducted through our PRC subsidiaries and VIEs, as a Nevada holding company, our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC subsidiaries and VIEs. Any limitation on the ability of our PRC subsidiaries and VIEs to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to conduct our business or our financial condition.

●

The audit report included in this annual report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

●

Our common stock may be delisted and prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board, or the PCAOB is unable to inspect or fully investigate auditors located in China. On December 16, 2021, PCAOB issued the HFCAA Determination Report, according to which our auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely. Under the current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. If this happens there is no certainty that we will be able to list our common stock on a non-U.S. exchange or that a market for our common stock will develop outside of the U.S. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

●

The potential enactment of the Accelerating Holding Foreign Companies Accountable Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our common stock may be prohibited from over-the-counter trading or delisted. If this bill were enacted, our common stock could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. in 2023.

Risks Related to our Securities

●	The NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

●	The market price of our Common Stock has been volatile, and will be likely continue to be highly volatile, which is beyond our control and may result in substantial losses to our investors.

3

PART I

Item 1	BUSINESS

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

We generated total revenues of US$47.33 million for the year ended December 31, 2021, compared with US$38.41 million in 2020. Net loss attributable to our stockholders was US$2.75 million and US$5.22 million for the years ended December 31, 2021 and 2020, respectively.

In 2018, we commenced to expand our business into the blockchain industry and the related technology. With the introduction of blockchain technology, we aim to gradually shift our platform-centric services in the past towards decentralizing services, solving trust issues in business cooperation and services and enhancing user vitality and loyalties. We also plan to gradually shift from providing information services to providing transaction services for business opportunities so as to create a multi-industry and cross-chain value-based internet sharing business.

We initiated our Business Opportunity Social Ecosystem (“BOSE”) and engaged two unrelated parties to develop two blockchain-technology powered platform applications named BO!News and OMG, respectively. Total contract amounts for OMG and Bo!News was US$4.5 million and US$0.47 million, respectively. Our blockchain-powered platform together with the applications aim to build a social community which facilitates various types of users, such as business owners, entrepreneurs, suppliers and customers or any individual who is interested in starting up a business, to share business opportunities and related information and allows users to conduct certain business transactions that can be recorded and verified through the blockchain-technology applied by our applications. In return, as in our plan, our platform will use a reward point mechanism generated on blockchain in the form of token to keep track and award the users for their contributions to our platform applications. These reward points are not associated with any cryptocurrency and will not be listed in any crypto exchange can only be used within our BOSE, such as, exchange for the services and/or products offered by our platform.

As of December 31, 2021, we have completed the development and integration of our BO!News application, which provides a digitalized franchise management system for the SMEs and is available for downloads in the App stores. The upgraded version of the Bo!News comprises of three key features: Firstly, BO!News is a platform for the business owners and potential entrepreneurs to exchange projects information. The listed business will have an online space to display the brands information and other basic data, including franchise and merchandize fee, geographical location, number of franchise stores, ROI of the franchise and so forth. BO!News has a blockchain based information assurance checking feature, ensuring every business to provide reliable and truthful information with tracking or tracing of any changes hashed onto the blockchain. In this way, the accuracy of the business information presented to potential customers or readers cannot be tempered easily by the business itself.  Secondly, BO!News contains a social networking forum with an embedded blockchain reward point mechanism for contents-sharing and comments, to encourage interaction between business owners and their customers, and to activate more stickiness of the customers of the business by closing the gap of the information inequality and inaccuracy between the transaction parties, which helps good business to obtain sustainably organic growth. Last, Bo!News has a blockchain contracting feature, which provides a more efficient and trustworthy contractual relationship signed through the Internet without face to face meeting, and allows operating through blockchain to affirm irrevocability and traceability of the contract for the business conducted through the Internet. We charge the business owners basic monthly recurring fees for use the BO!News application, and commissions upon consummation of transactions through the application. In addition, we plan to provide in-app advertising spaces to attract Internet traffic and generate recurring Internet adverting revenues in future periods.

OMG is originally planned to be developed for the use of small and medium brand stores’ reward/loyal points exchange. OMG App enables users (consumers and merchants) to integrate other stores’ reward/loyalty point cards into OMG point consolidation and exchange system built on the blockchain infrastructure platform, which helps consumers managing all of their different reward/loyalty points cards in a single way. Merchants will also get benefit of using it as a marketing platform to push their advertising or promotion to their and non-competitors’ customer bases.

However, due to the repeated regional COVID-19 rebound cases in many provinces in the PRC after the severe COVID-19 pandemic in the first fiscal quarter of 2020, temporary quarantine and business shutdown incurred and is expected to continue incur from time to time, which resulted in pandemic fears and in return severely affected the SMEs owners’ confidence in the expansion of their branded offline stores. As a result, we decided to suspend the launch of our OMG application. Alternatively, we enhanced the development of the blockchain infrastructure platform, i.e., Blockchain Integrated Framework (“BIF”) platform under the OMG development contract for retail business, which platform have membership management, trusted and decentralized payment management and Non-Fungible Token (“NFT”) management etc. features, so that the BIF platform can be further integrated into other blockchain application scenarios to provide data storage, assurance and analysis services to the SMEs.

Total development costs incurred for the BIF platform and the Bo!News application of approximately US$4.04 million and US$0.38 million, respectively, were both recognized as intangible assets as of December 31, 2021. The remaining contract amounts of approximately US$0.56 million in the aggregate was waived as agreed by all parties.

For the year of 2022, it will be a critical year for the transition and development of our company on the new business of the blockchain related services. We plan to further develop a more comprehensive and upgraded open-core version of BIF in the SaaS model with an open-end control panel, allowing our clients to use it to develop their own NFTs for their IPs and branding in China for the reauthorization use of both domestic and overseas users. BIF will be gradually developing into a monthly subscription model with a starting monthly fee and the fees will be increased in accordance with number of apps subscribed, transactions or the size of data stored through the platform. In addition, our clients will be able to self-code themselves based on the existing modules of the smart contracts for the customization on their own specific needs in a low-code practice, and extra usage fee will be charged on the top of monthly recurring revenue.

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

Impact of COVID-19 on Our Operations and Financial Performance

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics in China, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) pandemic in China resulted in increased travel restrictions, and shutdown of businesses, which has caused slower recovery of the China economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. We experienced a decrease in revenue in 2020 due to the outbreak. COVID-19 affected a significant number of our workforce employed in our operations, and as a result we are experiencing a slow resumption of operations and may experience delays or the inability to delivery our service on a timely basis. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Although the COVID-19 outbreak had largely under control within the PRC since the second fiscal quarter of 2020, there has been severe rebound cases incurred in large cities like Shanghai, Shenzhen and the Hong Kong Special Administrative Region since February 2022, which caused regional quarantines, travel and logistic restrictions, and business shutdown from time to time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the COVID-19 pandemic and the actions taken by governments and private businesses to attempt to contain the coronavirus. The COVID-19 situation is likely to result in a potential material adverse impact on our business, results of operations and financial condition in the short run if it has become worse in China. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

Our Subsidiaries, Variable Interest Entities (VIEs) and Ownership Interest Investment Affiliates

As of December 31, 2021, our corporate structure is set forth below:

ChinaNet Online Holdings, Inc.
(Nevada)
100%
China Net Online Media Group Limited
(BVI)
ChinaNet
Online Holdings
Korea
(Korea)
Grandon
Investments
Limited
(BVI)
100%
Winner Glory
Limited
(Hong Kong)
15%
100%
15.38%
New Business
Holdings
Limited (BVI)
100%
100%
CNET Online Technology Co. Limited
(Hong Kong)
ChinaNet Investment Holding Ltd.
(BVI)
100%
Overseas
PRC
Rise King Century Technology Development (Beijing) Co., Ltd.
(PRC)
100%
Contractual Arrangements
Contractual Arrangements
100%
Business Opportunity Online
(Beijing) Network
Technology Co., Ltd.
(PRC)
Beijing CNET Online
Advertising Co., Ltd.
(PRC).
100%
100%
ChinaNet Online Holdings Co., Ltd.
(PRC)
ChinaNet Online (Guangdong)
Holdings Co., Ltd.
(PRC)
10%
9.09%
Guang Dong
WeFriend Co., Ltd.
(PRC)
Shenzhen Global Best
Products Import & Export
Co., Ltd.
(PRC)
100%
19%
100%
100%
100%
Beijing Chuang
Fu Tian Xia
Network
Technology
Co., Ltd.
(PRC)
Guohua Shiji
(Beijing)
Communication
Co., Ltd.
(PRC)
Beijing Hong
Da Shi Xing
Network
Technology
Co., Ltd.
(PRC)
Beijing
Chuang Shi
Xin Qi
Advertising
Media Co.,
Ltd.
(PRC)
Business
Opportunity
Online
(Hubei)
Network
Technology
Co., Ltd.
(PRC)
17%
100%
Xiao Peng
Education
Technology
(Hubei) Co., Ltd.
(PRC)
ChinaNet Online
(Guangdong)
Technology Co.,
Ltd.
(PRC)
19%
15%
Business Opportunity
Chain (Guangzhou)
Technology Co., Ltd.
(PRC)
Guangzhou Gong
Xiang Technology
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

China has adopted a reformed system with respect to foreign investment administration, under which the Chinese government applies national treatment to foreign investors in terms of investment entry and the foreign investor needs to comply with the requirements as provided in The Special Administrative Measures for Foreign Investment (the “Negative List”). The Negative List will be issued by, amended or released upon approval by the State Council, from time to time. The Negative List will consist of a list of industries in which foreign investments are prohibited and a list of industries in which foreign investments are restricted. Foreign investors will be prohibited from making investments in prohibited industries, while foreign investments must satisfy certain conditions for investments in restricted industries, such as: there always a limitation on foreign investment and ownership. Foreign investments and domestic investments in industries outside the scope of the prohibited industries and restricted industries will be treated equally. The most recent version of the Negative List was promulgated jointly by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”) on December 27, 2021, which came into effective on January 1, 2022 (the “2021 Negative List”).

The business of the PRC Operating Entities falls under the class of a business that provides Internet content or information services, a type of value-added telecommunication services, for which restrictions upon foreign ownership apply. The 2021 Negative List retains the restrictions on foreign ownership related to value-added telecommunication services. As a result, Rise King WFOE is not allowed to conduct the business the PRC Operating Entities companies are currently pursuing. Advertising business is open to foreign investment but used to require that the foreign investors of a WFOE should have been carrying out advertising business for over three years pursuant to the Foreign Investment Advertising Measures as amended by MOFCOM and the State Administration of Industry and Commerce (“SAIC”, currently known as the State Administration for Market Regulations, (“SAMR”)) on August 22, 2008, which was repealed in June 29, 2015. Before June 29, 2015, Rise King WFOE was not allowed to engage in the advertising business because its shareholder, China Net HK, did not meet such requirements. As a result, in order to control the business and operations of the PRC Operating Entities and consolidate the financial results of the two companies in a manner that does not violate the related PRC laws, Rise King WFOE executed the Contractual Agreements with the PRC Shareholders and each of the PRC Operating Entities.

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

Please refer to the discussion of uncertainties and risks in relation to our VIE Structure on page 11 under Business-Government Regulation contained in Item 1 and page 23 under Risk Factors-Risks Relating to Regulation of Our Business and to Our Structure contained in Item 1A of this Annual Report.

As of December 31, 2021, besides China Net BVI, China Net HK and Rise King WFOE, as discussed above, we have five other indirectly wholly-owned subsidiaries, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), Grandon Investments Limited, a British Virgin Islands company (“Grandon BVI”), Winner Glory Limited, a Hong Kong company (“Winner Glory HK”), ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online Holdings”) and ChinaNet Online (Guangdong) Holdings Co., Ltd., a PRC company (“ChinaNet Online Guangdong Holdings”).

ChinaNet Investment BVI co-founded ChinaNet Online Holdings Korea, a Korean company (“ChinaNet Korea”) with four unaffiliated individuals and beneficially owns 15% equity interest in ChinaNet Korea. The business activities of ChinaNet Korea are currently dormant. Grandon BVI obtained a 15.38% equity interest in New Business Holdings Limited (“New Business” BVI) in fiscal 2021, for jointly developing blockchain, key opinion leader and e-sports platform and jointly operating IP data for e-sports and games with strategic partners. ChinaNet Online Guangdong Holdings beneficially owns a 10% and a 9.09% equity interest in Guang Dong WeFriend Co., Ltd. (“Guangdong WeFriend”) and Shenzhen Global Best Products Import & Export Co., Ltd. (“Global Best Products”), respectively. Guangdong WeFriend is primarily engaged in Internet private traffic operating, and Global Best Products is primarily operating an online marketplace for health products retailing.

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

As of December 31, 2021, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries in the PRC: Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”), Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) and ChinaNet Online (Guandong) Technology Co., Ltd. (“ChinaNet Online Guangdong Technology”). Except for ChinaNet Online Guangdong Technology, which entity is primarily focuses on developing and operating blockchain technology-based products and services, all other Business Opportunity Online’s wholly-owned subsidiaries are engaged in providing Internet advertising, precision marketing and related data service to the SMEs.

As of December 31, 2021, through our operating VIEs, we also beneficially own a 19% equity interest in both Guohua Shiji (Beijing) Communication Co., Ltd. (“Guohua Shiji”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), a 17% equity interest in Xiao Peng Education Technology (Hubei) (“Xiao Peng Education”) and a 15% equity interest in Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”), respectively. Business Opportunity Chain Guangzhou is primarily engaged in the development of livestream platform-based business promotion service and franchise consultancy service, Xiao Peng Education is primarily engaged in providing precision marketing services to online education service providers, Gong Xiang Technology is primarily engaged in providing franchise projects management and consultancy services and the business activities of Guohua Shiji is currently dormant.

Industry and Market Overview

Overview of the Advertising Market in China

According to the advertising spend forecasts released by Dentsu International in January 2022, the global advertising spend will reach US$745 billion, exceeding the 2019 pre-pandemic spending levels by US$117.2 billion, with an estimated growth rate of 9.2% year-over-year in 2022. Ad spend in the Asia Pacific is expected to grow by 5.9% year-over-year to US$255.4 billion in 2022, with a 61.1% digital share of all spend.

China’s advertising market is slowing in step with its economy and was also adversely affected by the COVID-19 outbreak in the first fiscal quarter of 2020, however, still remains one of the key drivers of global growth of advertising. Beneficial from the Beijing 2022 Winter Olympic and Paralympic Games, Dentsu International forecasts that China’s total advertising spend will hit US$130.4 billion with a 6% year-over-year growth in 2022 and is expected to grow by 5.3% and 5.2% in 2023 and 2024, respectively.

The growth of China’s advertising market is driven by a number of factors, including the sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in terms of gross domestic product (“GDP”), which amounted to US$177.27 trillion in 2021, with an average two-year growth of 5.1%. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB47,412 in 2021, with a growth of 7.1%, after adjusted by the price factors.

Overview of the Internet Advertising Industry

According to the advertising spend forecasts released by Dentsu International in January 2022, global ad-spend growth continues to be dominated by digital channels, which reached US$355.7 billion and achieved 52.9% of the total ad-spend in 2021, and is expected to further increase to 55.5% of the total ad-spend in 2022.

In China, the Internet advertising market growth is expected to stem primarily from a higher internet penetration rate of just 73.0% by the end of December 2021, compared with 70.4% by the end of December 2020. Total internet users reached to approximately 1,032 million people by the end of December 2021, increased by approximately 42.96 million people, compared with that as of December 2020. (According to the 49th China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”) in February 2022). According to the 49th CNNIC report, as of December 2021, the mobile internet user reached to 1,029 million people, compared with 986 million people as of December 2020, which accounted for 99.7% of the total internet users, as of both December 2021 and 2020.

According to a report published by iResearch Inc. in October 2021, online advertising revenue in China reached RMB766.6 billion Yuan (approximately US$111.1 billion) in 2020 and was estimated to hit RMB934.3 billion Yuan (approximately US$144.8 billion) in 2021, up 21.9% year-over-year. Its growth is forecasted to slow in step with its economy in the next few years, with an estimation of a year-over-year increase of 18.8% and 16.0% in 2022 and 2023, respectively.

The diagram below depicts the Market Scale of China’s Online Advertising from 2016 to 2023:

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

●

Allowing potential entrepreneurs interested in inexpensive franchise and other business ventures to find in-depth details about these businesses in various industries and business categories, with real-time and online assistance through an instant messenger;

●

Providing one-stop integrated Internet marketing and advertising services for SMEs by offering customized services and advertisement placement on various communication channels through intelligent based promotion systems;

●	Generating effective sales leads information; and

●

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

For the year ended December 31, 2021, we had approximately 800 clients who used our Internet advertising, marketing and data services, compared with 660 clients for the year ended December 31, 2020. We achieved US$46.7 million and US$35.6 million of Internet advertising, precision marketing and related data and technical services revenues for the years ended December 31, 2021 and 2020, respectively, which accounted for 98.6% and 92.7% of our total revenues for the years ended December 31, 2021 and 2020, respectively. The overall gross profit margin of this business segment increased to 2% for the year ended December 31, 2021 from -0.2% for the year ended December 31, 2020. The increase in performances of this business segment was directly resulted from the gradually economic recovery from the COVID-19 outbreak since the second half of fiscal 2020.

Other services revenues

For the year ended December 31, 2021 and 2020, we achieved US$0.66 million and US$1.55 million e-commerce O2O advertising and marketing service revenues, respectively.

For the year ended December 31, 2020, we also generated an approximately US$1.25 million technical solution services revenues.

Sales and Marketing

For the year ended December 31, 2021, we derived 98.6% of total net revenues from our Internet advertising and the provision of related data and technical services, compared with 92.7% for the year ended December 31, 2020.

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

Suppliers

Our suppliers are major search engines and/or their authorized agents, Internet gateways, other advertising resources suppliers and technical service providers. For the year ended December 31, 2021, resources purchased from our largest supplier counted for approximately 73% of our total cost of revenues, compared with 78% for the year ended December 31, 2020.

Research and Development

We plan to increase expenditures to enhance the safety of our hardware and server that we depend on to support our network and manage and monitor programs on the network in future years. Whether we continue to further deploy newer technology will depend upon cost and network security. We also focus on enhancing related software systems enabling us to track and monitor advertiser demands and the related data collection and analysis. In the next few years, we intend to move our research and development efforts to mobile-based application system and data collection and analysis tools, and our blockchain-technology powered Business Opportunity Social Ecosystem.

Intellectual Property

As of December 31, 2021, we had twenty-four software copyright certificates issued by the State Copyright Office of the PRC, including, but not limited to, software systems covering monitor and management platforms on Internet advertising effects, analysis systems on Internet traffic statistics and Internet user behavior, analysis systems on log-based visit hotspot and browsing trails, analysis systems on mobile advertising platform and cloud-compute technology.

Competition

We compete with other Internet advertising companies for business opportunities in China, including companies that also distribute the right to use the search engine marketing services provide by key search engines in China, such as: Zhong Shi Lian Dong Technology (Beijing) Co., Ltd., Shenzhen Jiu Xing Hu Dong Technology Co., Ltd., and Hao Shang Hui Media (Guangzhou) Co., Ltd, and companies that operate Internet advertising portals for business opportunities of the SMEs, such as 78.cn, zhaoshangbang.com and 1637.com etc. We compete for clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboards, frame and public transport advertising companies, and with traditional advertising media, such as newspapers, magazines and radio.

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

Regulations on the Value-added Telecommunication Services and Advertising Industry in China

Foreign Investments in Value-added Telecommunication Services

The Negative List restricts foreign investments in value-added telecommunication services, including providing Internet information services (“ICP”). In accordance with the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (“FITE Regulations”), which were issued by the State Council of the PRC on December 11, 2001, became effective on January 1, 2002 and was subsequently amended on September 10, 2008, February 6, 2016, and March 29, 2022, respectively. The FITE Regulations stipulate that foreign invested telecommunications enterprises in the PRC (“FITEs”) must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with certain exceptions as approved by the relevant government authorities, but no geographic restrictions on the FITE’s operations. On June 30, 2016, the MIIT issued an Announcement of the Ministry of Industry and Information Technology (the “MIIT”) on Issues concerning the Provision of Telecommunication Services in the Mainland by Service Providers from Hong Kong and Macao, which provides that investors from Hong Kong and Macau may hold more than 50% of the equity in FITEs engaging in certain specified categories of value-added telecommunications services.

For a FITE to acquire any equity interest in a value-added telecommunications business in China, it must satisfy a number of stringent performance and operational experience requirements. FITEs that meet these requirements must obtain approvals from the MIIT or their authorized local counterparts, which retain considerable discretion in granting approvals.

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

On October 27, 1994, the Tenth Session of the Standing Committee of the Eighth National People’s Congress adopted the Advertising Law, which became effective on February 1, 1995, and was subsequently amended on April 24, 2015, on October 26, 2018, and on April 29, 2021. According to the Revised Advertising Law and its various implementing rules, companies engaging in advertising activities must obtain from the SAMR or its local branches a business license which specifically includes within its scope the operation of an advertising business. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. We have obtained such a business license from the local branches of the SAMR as required by existing PRC regulations. We do not expect to encounter any difficulties in maintaining the business license. However, if we seriously violate the relevant advertising laws and regulations, the SAMR or its local branches may revoke our business licenses.

On September 25, 2000, the State Council issued the Measures for the Administration of Internet Information Services (“ICP Measures”), and was subsequently amended on January 8, 2011. Under the ICP Measures, entities that provide information to online users on the Internet, or ICPs, are obliged to obtain an operating permit from the “MIIT or its local branch. ICP permits are subject to annual inspection. Our PRC operating VIEs engaged in ICP business have obtained their respective ICP permits and comply with the annual inspection and other related provisions. We do not expect to encounter any difficulties in maintaining the ICP operating permits. However, if we seriously violate the relevant ICP laws and regulations, the SAMR or its local branches may revoke our permits.

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

Regulation on Patents

The Patent Law of the PRC was adopted at the 4th Meeting of the Standing Committee of the Sixth National People’s Congress on March 12, 1984 and subsequently amended in 1992, 2000, 2008 and 2020. The Patent Law extends protection to three kinds of patents: invention patents, utility patents and design patents. According to the Implementing Regulations of the Patent Law, promulgated by the State Council of the PRC on June 15, 2001, and subsequently amended in December 28, 2002 and January 9, 2010, respectively, an invention patent refers to a new technical solution relating to a product, a process or improvement. When compared to existing technology, an invention patent has prominent substantive features and represents notable progress. A utility patent refers to any new technical solution relating to the shape, the structure, or their combination, of a product. Utility patents are granted for products only, not processes. A design patent (or industrial design) refers to any new design of the shape, pattern or color of a product or their combinations, which creates an aesthetic feeling and are suitable for industrial application. Inventors or designers must register with the State Intellectual Property Office to obtain patent protection. The term of protection is twenty years for invention patents and ten years for utility patents and design patents. Unauthorized use of patent constitutes an infringement and the patent holders are entitled to claims of damages, including royalties, to the extent reasonable, and lost profits.

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

Provisions Regarding Overseas Listing and Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

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

To date, the application of the M&A Rules is unclear. Our PRC counsel has advised us that:

●	the CSRC approval requirement applies to SPVs that acquire equity interests in PRC companies through share exchanges and cash, and seek overseas listings; and

●

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

On July 6, 2021, the State Council and General Office of the CPC Central Committee issued Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. The opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

As a follow-up, on December 24, 2021, the State Council issued a draft of the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies, and the CSRC released a draft of Administration Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies for public comments (the “Draft Rules Regarding Overseas Listing”), which had a comment period that expired on January 23, 2022. The Draft Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in overseas markets. These draft measures propose to establish a new filing-based regime to regulate overseas offerings and listings by domestic companies. Specifically, an overseas offering and listing by a PRC company, whether directly or indirectly, an initial or follow-on offering, must be filed with the CSRC. The examination and determination of an indirect offering and listing will be conducted on a substance-over-form basis, and an offering and listing shall be deemed as a PRC company’s indirect overseas offering and listing if the issuer meets the following conditions: (i) any of the operating income, gross profit, total assets, or net assets of the PRC enterprise in the most recent fiscal year was more than 50% of the relevant line item in the issuer’s audited consolidated financial statement for that year; and (ii) senior management personnel responsible for business operations and management are mostly PRC citizens or are ordinarily resident in the PRC, and the principal place of business is in the PRC or carried out in the PRC. The issuer or its affiliated PRC entity, as the case may be, shall file with the CSRC for its initial public offering, follow-on offering and other equivalent offering activities. Particularly, the issuer shall submit the filing with respect to its initial public offering and listing within three business days after its initial filing of the listing application, and submit the filing with respect to its follow-on offering within three business days after the completion of the follow-on offering. Failure to comply with the filing requirements may result in fines to the relevant PRC companies, suspension of their businesses, revocation of their business licenses and operation permits and fines on the controlling shareholder and other responsible persons. Theses draft measures also set forth certain regulatory red lines for overseas offerings and listings by PRC enterprises.

Human Capital Resources

Employees Profiles

As of December 31, 2021, we had 85 full-time employees, 10 of whom are in sales and marketing, 34 of whom are in operations and support, 29 of whom are in management and administration and 12 of whom are in technology support and R&D.

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

Corporation Information

Our principal executive offices are located at Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC. Our telephone number at this address is (86 10) 60846616 and our fax number is (86 10) 88857816. For more information, see our corporate website at www.zdat.com.

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

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics in China, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. Although the COVID-19 outbreak had been largely under control within China since the second fiscal quarter of 2020, there has been continuous rebound cases in China, especially in some large cities like Shanghai, Shenzhen and Hong Kong since February 2021, and uncertainties associated with the future developments of the pandemic still exist, which resulted in unpredictable regional quarantines, travel restrictions, and shutdown of businesses, which has caused slower recovery of the China economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. We experienced a decrease in revenue due to the outbreak. COVID-19 affected a significant number of our workforce employed in our operations, and as a result we are experiencing a slow resumption of operations and may experience delays or the inability to delivery our service on a timely basis. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the COVID-19 pandemic impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the COVID-19 pandemic and the actions taken by governments and private businesses to attempt to contain the coronavirus. The COVID-19 situation is likely to result in a potential material adverse impact on our business, results of operations and financial condition in the short run if it has become worse in China. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our Internet advertising and data service platforms.

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute is fair, accurate and in full compliance with applicable laws, rules and regulations. Although we comply with the requirements by reviewing the business licenses and the profiles of our clients, clients may post advertisements about business opportunities that are not legitimate and over which we have no control. On April 24, 2015, the Fourteenth Session of the Standing Committee of the Twelfth National People’s Congress adopted the Revised Advertising Law, which became effective on September 1, 2015 and was further amended on October 26, 2018 and April 29, 2021. The Revised Advertising Law further established the advertisement standards and restrictions of certain industries, such as: medical instruments, education and training, franchise and investments; defined separate standards and restrictions for Internet advertisements and reinforced the regulatory responsibilities of the related competent authorities. We cannot assure you that our operating entities will be fully in compliance with these new rules during normal course of business. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for its advertising business operations.

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

Advertising and data service spending by our clients is particularly sensitive to changes in general economic conditions. For example, advertising and data service expenditures typically decrease during periods of economic downturn. Advertisers may reduce the amount of money they spend to advertise and obtain precision marketing data and data analysis on/from our advertising and data service platforms for a number of reasons, including:

●	a general decline in economic conditions;

●	a decline in economic conditions in the particular cities where we conduct business;

●	a decision to shift advertising and marketing expenditures to other available less expensive advertising media; and

●	a decline in advertising and marketing spending in general.

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

Key employees, such as our chief executive officer, head of our Internet advertising business unit, head of our new business development department and head of our research and development team are essential to our ability to continue to grow our business. They have established relationships within the industries in which we operate. If they were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

●	investors’ perception of, and demand for, securities of alternative advertising media companies;

●	conditions of the U.S. and other capital markets in which we may seek to raise funds;

●	our future results of operations, financial condition and cash flow;

●	PRC governmental regulation of foreign investment in advertising service companies in China;

●	economic, political and other conditions in China; and

●	PRC governmental policies relating to foreign currency borrowings.

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

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law, which took effect on September 1, 2021. The Data Security Law establishes a classified and tiered system for data protection based on the level of importance of the data in the economic and social development, as well as the level of danger of the data imposed on national security, public interests, or the legal interests of individuals and organizations upon any manipulation, destruction, leakage, illegal acquisition or illegal usage. Furthermore, it is specified that the Cyber Security Law applies to the security administration of the cross-border transfer of important data collected and generated by operators of “critical information infrastructure” during their operations in China.

On August 20, 2021, the Standing Committee of the National People’s Congress promulgated the Personal Information Protection Law of the People’s Republic of China (the “Personal Information Protection Law”), effective from November 1, 2021. The Personal Information Protection Law requires, among others, that (i) the processing of personal information should have a clear and reasonable purpose which should be directly related to the processing purpose, in a method that has the least impact on personal rights and interests, and (ii) the collection of personal information should be limited to the minimum scope necessary to achieve the processing purpose to avoid the excessive collection of personal information. Different types of personal information and personal information processing will be subject to various rules on consent, transfer, and security. Entities handling personal information bear responsibilities for their personal information handling activities, and shall adopt necessary measures to safeguard the security of the personal information they handle. Otherwise, the entities handling personal information could be ordered to correct, or suspend or terminate the provision of services, and face confiscation of illegal income, fines or other penalties.

On November 14, 2021, the Cyberspace Administration of China published a discussion draft of Management Measures for Internet Data Security, or the Draft Measures for Internet Data Security, which provides that data processors conducting the following activities shall apply for cybersecurity review: (i) merger, reorganization or separation of Internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; (iv) other data processing activities that affect or may affect national security. The Draft Measures for Internet Data Security also provided that operators of large Internet platforms that set up headquarters, operation centers or R&D centers overseas shall report to the national cyberspace administration and competent authorities. The CAC solicited comments on this draft, but there is no timetable as to when it will be enacted.

We are making efforts to comply with the applicable laws, regulations and standards, but there can be no assurance that our measures will be effective and sufficient under these PRC laws. If we were found by the regulatory authorities to have failed to comply with these PRC laws, we would be subject to warning, fines, confiscation of illegal revenue, revocation of licenses, cancellation of filings, shutdown of our platform or even criminal liability and our business, results of operations and financial condition would also be adversely affected. In addition, in light of the evolving regulatory framework of China for the protection of information in cyberspace, we may be subject to uncertainties of and adjustments to our business practices, which may incur additional operating expenses and adversely affect our results of operations and financial condition.

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

As an initiation of our Business Opportunity Social Ecosystem, we developed our Business Opportunity Chain platform based on the blockchain technology to facilitate our company’s business. The laws and regulations governing the blockchain in China are developing and evolving and subject to changes.

The PRC government adopts a positive attitude to the blockchain technology and it has been mentioned several times in the national strategy reports. On March 2021, the 14th Five-year Plan (2021-2025) for National Economic and Social Development of the PRC was approved by the 13th National People’s Congress and firstly mentioned blockchain as a newly recognized manner to support digitalization of the economy. However, the PRC government authorities have strictly prohibited the Initial Coin Offering (the “ICO”) and any similar activities within the PRC by issuing the Announcement of the People's Bank of China, the Office of the Central Leading Group for Cyberspace Affairs, the Ministry of Industry and Information Technology and Other Departments on Preventing the Financing Risks of Initial Coin Offerings on September 4, 2017. The Banking and Insurance Regulatory Commission, the Office of the Central Cyberspace Affairs Commission, the Ministry of Public Security, the People's Bank of China and the State Administration for Market Regulation also issued the Risk Warning for Preventing Illegal Fundraising in the Name of "Virtual Currency" or "Blockchain" on August 24, 2018. The Internet Finance Association of China also issued a series of notices to remind the potential risks of ICO and the cryptocurrency trading to the PRC residents, including the Risk Warning on Guarding against the "Virtual Currency" such as Bitcoin on September 13, 2017, Risk Warning on Guarding against the Disguised Initial Coin Offering Activities on January 12, 2018 and Risk Warning on Guarding against the Offshore Initial Coin Offering Activities and the Cryptocurrency Trading on January 26, 2018.

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

Risks Relating to Regulation of Our Business and to Our Structure

If the PRC government finds that the agreements that establish the structure for operating our business in China do not comply with PRC governmental restrictions on foreign investment in industries in which we operate, or if these regulations or their interpretation change in the future, we could be subject to severe penalties.

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

If our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations, or furthermore we will fail to complete any actions to be taken by companies with respect to existing contractual arrangements as mandated by future laws, administrative regulations or provisions prescribed by the State Council in a timely manner, or at all, the relevant PRC regulatory authorities, including the SAMR and the MIIT, which regulates ICP and advertising companies, would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of Rise King WFOE and/or the PRC Operating Entities;

●	discontinuing or restricting the operations of Rise King WFOE and/or the PRC Operating Entities;

●	imposing conditions or requirements with which we, Rise King WFOE and/or our PRC Operating Entities may not be able to comply; or

●	requiring us or Rise King WFOE and/or PRC Operating Entities to restructure the relevant ownership structure or operations.

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

Condensed Consolidating Schedules

The following tables presented the condensed consolidating schedules that depicted the financial position, cash flows and results of operations for our company, our consolidated subsidiaries, consolidated VIE, and any eliminating adjustments as of December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, respectively. All amounts are presented in thousands of U.S. dollars.

	As of December 31, 2021
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$
Assets
Cash and cash equivalents	-	6,992	181	-	7,173
Accounts receivable, net	-	643	2,796	-	3,439
Prepayment and deposit to suppliers	99	2,444	5,287	(271)	7,559
Due from related parties	-	-	90	-	90
Due from group companies	38,878	12,037	159	(51,074)	-
Other current assets	-	1,653	4	-	1,657
Long-term investments	-	1,784	496	-	2,280
Operating lease right-of-use assets	-	1,998	21	-	2,019
Property and equipment, net	-	207	168	-	375
Intangible assets, net	-	7,523	-	-	7,523
Long-term deposits and prepayments	-	75	-	-	75
Deferred tax assets, net	-	-	441	-	441
Total Assets	$38,977	$35,356	$9,643	$(51,345)	$32,631

Liabilities and Equity

Accounts payable	-	-	1,119	-	1,119
Advances from customers	-	132	1,384	(271)	1,245
Accrued payroll and other accruals	247	59	83	-	389
Taxes payable	-	685	2,849	-	3,534
Operating lease liabilities	-	193	9	-	202
Lease payment liabilities related to short-term leases	-	42	110	-	152
Due to group companies	242	35,037	15,795	(51,074)	-
Other current liabilities	75	23	43	-	141
Warrant liabilities	2,039	-	-	-	2,039
Operating lease liabilities-Non current	-	1,897	10	-	1,907
Long-term borrowing from a related party	-	137	-	-	137
Total Liabilities	2,603	38,205	21,402	(51,345)	10,865

Total stockholders’ equity	36,374	(2,849)	(11,759)	-	21,766

Total Liabilities and Equity	$38,977	$35,356	$9,643	$(51,345)	$32,631

	As of December 31, 2020
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$
Assets
Cash and cash equivalents	-	4,020	277	-	4,297
Accounts receivable, net	-	1,265	1,244	(102)	2,407
Prepayment and deposit to suppliers	279	1,560	2,818	-	4,657
Due from related parties	-	-	61	-	61
Due from group companies	22,553	7,610	153	(30,316)	-
Other current assets	-	1,452	10	-	1,462
Long-term investments	-	-	67	-	67
Operating lease right-of-use assets	-	-	48	-	48
Property and equipment, net	-	28	32	-	60
Intangible assets, net	-	2,548	9	-	2,557
Blockchain platform applications development costs	-	4,406	-		4,406
Long-term deposits and prepayments	39	-	-	-	39
Deferred tax assets, net	-	70	536	-	606
Total Assets	$22,871	$22,959	$5,255	$(30,418)	$20,667

Liabilities and Equity

Accounts payable	-	440	270	(102)	608
Advances from customers	-	-	1,436	-	1,436
Accrued payroll and other accruals	260	61	168	-	489
Taxes payable	-	675	2,755	-	3,430
Operating lease liabilities	-	-	18	-	18
Lease payment liabilities related to short-term leases	-	95	108	-	203
Due to group companies	242	18,705	11,369	(30,316)	-
Other current liabilities	75	55	203	-	333
Warrant liabilities	1,505	-	-	-	1,505
Operating lease liabilities-Non current	-	-	32	-	32
Long-term borrowing from a related party	-	134	-	-	134
Total Liabilities	2,082	20,165	16,359	(30,418)	8,188

Total ZW Data Action Technologies Inc.’s stockholders’ equity	20,789	2,857	(11,101)	-	12,545
Noncontrolling interests	-	(63)	(3)	-	(66)
Total stockholders’ equity	20,789	2,794	(11,104)	-	12,479

Total Liabilities and Equity	$22,871	$22,959	$5,255	$(30,418)	$20,667

	For the year ended December 31, 2021
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Revenues	-	5,192	46,928	(4,792)	47,328
Cost of revenues	-	6,292	45,730	(4,792)	47,230
Total operating expenses	7,742	4,537	1,409	-	13,688
Loss from operations	(7,742)	(5,637)	(211)	-	(13,590)
Other income/(expenses)	11,305	(154)	(72)	-	11,079
Income/(loss) before income tax expense and noncontrolling interests	3,563	(5,791)	(283)	-	(2,511)
Income tax expense	-	(70)	(107)	-	(177)
Net Income/(loss)	3,563	(5,861)	(390)	-	(2,688)
Net income attributable to noncontrolling interests	-	(63)	(3)	-	(66)
Net income/(loss) attributable to ZW Data Action Technologies Inc.	$3,563	$(5,924)	$(393)	-	$(2,754)

	For the year ended December 31, 2020
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Revenues	-	3,990	34,506	(88)	38,408
Cost of revenues	-	3,139	34,637	-	37,776
Total operating expenses	2,966	1,732	1,723	(88)	6,333
Loss from operations	(2,966)	(881)	(1,854)	-	(5,701)
Other income/(expenses)	653	(6)	(24)	-	623
(Loss)/Income before income tax expense and noncontrolling interests	(2,313)	(887)	(1,878)	-	(5,078)
Income tax benefit/(expense)	-	71	(214)	-	(143)
Net Loss	(2,313)	(816)	(2,092)	-	(5,221)
Net loss attributable to noncontrolling interests	-	3	2	-	5
Net loss attributable to ZW Data Action Technologies Inc.	$(2,313)	$(813)	$(2,090)	-	$(5,216)

	For the year ended December 31, 2021
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Net cash (used in)/provided by operating activities	(786)	(4,347)	(3,705)	-	(8,838)

Net cash (used in)/provided by investing activities	(16,325)	(9,073)	(647)	20,578	(5,467)

Net cash (used in)/provided by financing activities	17,111	16,328	4,250	(20,578)	17,111

Effect of exchange rate fluctuation	-	64	6	-	70

Net increase/(decrease) in cash and cash equivalents	-	2,972	(96)	-	2,876

Cash and cash equivalents, at beginning of the year	-	4,020	277	-	4,297
Cash and cash equivalents, at end of the year	$-	$6,992	$181	-	$7,173

	For the year ended December 31, 2020
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Net cash (used in)/provided by operating activities	(835)	857	304	-	326

Net cash (used in)/provided by investing activities	(5,415)	(2,654)	(25)	4,622	(3,472)

Net cash (used in)/provided by financing activities	6,250	4,912	(725)	(4,622)	5,815

Effect of exchange rate fluctuation	-	1	24	-	25

Net increase/(decrease) in cash and cash equivalents	-	3,116	(422)	-	2,694

Cash and cash equivalents, at beginning of the year	-	904	699	-	1,603
Cash and cash equivalents, at end of the year	$-	$4,020	$277	-	$4,297

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

The PRC government’s significant oversight and discretion over our business operation could result in a material adverse change in our operations and the value of our listed securities.

We conduct our operations in China through our PRC subsidiaries, our VIEs, with which we have maintained contractual arrangements, and their subsidiaries in China. Our operations in China are governed by PRC laws and regulations. The PRC government has significant oversight and discretion over the conduct of our business, and it may influence our operations, which could result in a material adverse change in our operation and/or the value of our securities. Also, the PRC government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On December 28, 2021, the NDRC, the MIIT, and several other administrations jointly published the Measures for Cybersecurity Review, effective on February 15, 2022, which required that, among others, operators of “critical information infrastructure” purchasing network products and services or network platform operators carrying out data processing activities, that affect or may affect national security, shall apply with the Cybersecurity Review Office for a cybersecurity review. In addition, a network platform operator holding over one million users’ personal information shall apply with the Cybersecurity Review Office for a cybersecurity review before any public offering at a foreign stock exchange. On November 14, 2021, the CAC released the draft Administrative Measures for Internet Data Security, or the Draft Measures for Internet Data Security, for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security. Since the Draft Measures for Internet Data Security is in the process of being formulated and the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities, it remains uncertain how PRC governmental authorities will regulate overseas listing in general and whether we are required to obtain any specific regulatory approvals from the CSRC, CAC or any other PRC governmental authorities for our offshore offerings. If the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our future offshore offerings, we may be unable to obtain such approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline. Therefore, investors of our company and our business face potential uncertainty from actions taken by the PRC government affecting our business.

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection available to you and us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

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

The approval of and the filing with the CSRC or other PRC government authorities may be required in connection with our future offshore offerings under PRC law, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.

On July 6, 2021, the relevant PRC government authorities issued Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As a follow-up, on December 24, 2021, the State Council issued a draft of the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies, and the CSRC issued a draft of Administration Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies for public comments. These draft measures propose to establish a new filing-based regime to regulate overseas offerings and listings by domestic companies. Specifically, an overseas offering and listing by a PRC company, whether directly or indirectly, an initial or follow-on offering, must be filed with the CSRC. The examination and determination of an indirect offering and listing will be conducted on a substance-over-form basis, and an offering and listing shall be deemed as a PRC company’s indirect overseas offering and listing if the issuer meets the following conditions: (i) any of the operating income, gross profit, total assets, or net assets of the PRC enterprise in the most recent fiscal year was more than 50% of the relevant line item in the issuer’s audited consolidated financial statement for that year; and (ii) senior management personnel responsible for business operations and management are mostly PRC citizens or are ordinarily resident in the PRC, and the principal place of business is in the PRC or carried out in the PRC. The issuer or its affiliated PRC entity, as the case may be, shall file with the CSRC for its initial public offering, follow-on offering and other equivalent offering activities. Particularly, the issuer shall submit the filing with respect to its initial public offering and listing within three business days after its initial filing of the listing application, and submit the filing with respect to its follow-on offering within three business days after the completion of the follow-on offering. Failure to comply with the filing requirements may result in fines to the relevant PRC companies, suspension of their businesses, revocation of their business licenses and operation permits and fines on the controlling shareholder and other responsible persons. Theses draft measures also set forth certain regulatory red lines for overseas offerings and listings by PRC enterprises.

There are substantial uncertainties as to whether these draft measures to regulate direct or indirect overseas offering and listing would be further amended, revised or updated, their enactment timetable and final content. As the CSRC may formulate and publish guidelines for filings in the future, these draft measures did not provide for detailed requirements of the substance and form of the filing documents. In a Q&A released on CSRC’s official website on December 24, 2021, the respondent CSRC official indicated that the proposed new filing requirement will start with new issuers and listed companies seeking follow-on financing and other financing activities. As for the filings for other listed companies, the regulator will grant adequate transition period and apply separate arrangements. The Q&A also pointed out that, if compliant with relevant PRC laws and regulations, companies with compliant VIE structure may seek overseas listing after completion of the CSRC filings. Nevertheless, the Q&A did not specify what would qualify as a “compliant VIE structure” and what relevant PRC laws and regulations are required to be complied with. Given the substantial uncertainties surrounding the latest CSRC filing requirements at this stage, we cannot assure you that, if ever required, we would be able to complete the filings and fully comply with the relevant new rules on a timely basis, if at all.

On December 27, 2021, the NDRC and the Ministry of Commerce jointly issued the Special Administrative Measures (Negative List) for Foreign Investment Access (2021 Version), or the 2021 Negative List, which became effective on January 1, 2022. Pursuant to the Special Administrative Measures, if a PRC company engaging in the prohibited business stipulated in the 2021 Negative List seeks an overseas offering and listing, it shall obtain the approval from the competent governmental authorities. Besides, the foreign investors of the issuer shall not be involved in the company’s operation and management, and their shareholding percentages shall be subject, mutatis mutandis, to the relevant regulations on the domestic securities investments by foreign investors. As the 2021 Negative List is relatively new, there remain substantial uncertainties as to the interpretation and implementation of these new requirements, and it is unclear as to whether and to what extent listed companies like us will be subject to these new requirements. If we are required to comply with these requirements and fail to do so on a timely basis, if at all, our business operation, financial conditions and business prospect may be adversely and materially affected.

In addition, we cannot assure you that any new rules or regulations promulgated in the future will not impose additional requirements on us. If it is determined in the future that approval and filing from the CSRC or other regulatory authorities or other procedures, including the cybersecurity review under the Measures for Cybersecurity Review and the Draft Measures for Internet Data Security, are required for our offshore offerings, it is uncertain whether we can or how long it will take us to obtain such approval or complete such filing procedures and any such approval or filing could be rescinded or rejected. Any failure to obtain or delay in obtaining such approval or completing such filing procedures for our offshore offerings, or a rescission of any such approval or filing if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to seek CSRC approval or filing or other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our listed securities. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the shares offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our listed securities.

Any failure or perceived failure by us to comply with the Anti-Monopoly Guidelines for Internet Platforms Economy Sector and other PRC anti-monopoly laws and regulations may result in governmental investigations or enforcement actions, litigation or claims against us and could have an adverse effect on our business, financial condition and results of operations.

The PRC anti-monopoly enforcement agencies have strengthened enforcement under the PRC Anti-Monopoly Law in recent years. On December 28, 2018, the SAMR, issued the Notice on Anti-monopoly Enforcement Authorization, pursuant to which its province-level branches are authorized to conduct anti-monopoly enforcement within their respective jurisdictions. On September 11, 2020, the Anti-Monopoly Commission of the State Council issued Anti-monopoly Compliance Guideline for Operators, which requires operators to establish anti-monopoly compliance management systems under the PRC Anti-Monopoly Law to manage anti-monopoly compliance risks. On February 7, 2021, the Anti-Monopoly Commission of the State Council published Anti-Monopoly Guidelines for the Internet Platform Economy Sector that specified circumstances where an activity of an internet platform will be identified as monopolistic act as well as concentration filing procedures for business operators, including those involving variable interest entities. On March 12, 2021, the SAMR published several administrative penalty cases about concentration of business operators that violated PRC Anti-Monopoly Law in the internet sector.

On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to “no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competition; or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition.” The draft also proposes for the relevant authority to investigate transaction where there is evidence that the concentration has or may have the effect of eliminating or restricting competition, even if such concentration does not reach the filing threshold.

Given that we do not hold a dominant market position in the relevant markets and we have not entered into any monopolistic agreement, our PRC legal advisor, Beijing Kunrong Law Firm, is of the view that we are in compliance with the currently effective PRC anti-monopoly laws in all material aspects; however, if the PRC regulatory authorities identify any of our activities as monopolistic under the PRC Anti-Monopoly Law or the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, or identify us holding a dominant market position or of abusing such dominant position, we may be subject to other investigations and administrative penalties, such as termination of monopolistic act and confiscation of illegal gains. There are significant uncertainties associated with the evolving legislative activities and varied local implementation practices of anti-monopoly and competition laws and regulations in China, especially with respect to the enactment timetable, final content, interpretation and implementation of the amended Anti-Monopoly Law. If it is enacted as proposed, it will be more difficult to complete the acquisition transaction. It will be costly for us to adjust our business practices in order to comply with these evolving laws, regulations, rules, guidelines and implementations. Any non-compliance or associated inquiries, investigations and other governmental actions may divert significant management time and attention and our financial resources, lead to negative publicity, liabilities or administrative penalties, therefore materially and adversely affect our financial conditions, operations and business prospects. If we are required to take any rectifying or remedial measures or are subject to any penalties, our reputation and business operations may be materially and adversely affected.

Substantial uncertainties exist with respect to the interpretation and implementation of cybersecurity related regulations and cybersecurity review as well as any impact these may have on our business operations.

The cybersecurity legal regime in China is relatively new and evolving rapidly, and their interpretation and enforcement involve significant uncertainties. As a result, it may be difficult to determine what actions or omissions may be deemed to be in violations of applicable laws and regulations in certain circumstances.

Network operators in China are subject to numerous laws and regulations, and have the obligations to, among others, (i) establish internal security management systems that meet the requirements of the classified protection system for cybersecurity, (ii) implement technical measures to monitor and record network operation status and cybersecurity incidents, (iii) implement data security measures such as data classification, backups and encryption, and (iv) submit for cybersecurity review under certain circumstances.

On November 7, 2016, the Standing Committee of the National People’s Congress issued the Cyber Security Law, which imposes more stringent requirements on operators of “critical information infrastructure,” especially in data storage and cross-border data transfer.

On December 28, 2021, the CAC, the NDRC, the MIIT, and several other administrations jointly published the Measures for Cybersecurity Review, effective on February 15, 2022, which provides that certain operators of critical information infrastructure purchasing network products and services or network platform operators carrying out data processing activities, which affect or may affect national security, must apply with the Cybersecurity Review Office for a cybersecurity review. However, the scope of operators of “critical information infrastructure” under the current regulatory regime remains unclear and is subject to the decisions of competent PRC regulatory authorities. As advised by our PRC counsel, Beijing Kunrong Law Firm, the exact scope of operators of “critical information infrastructure” under the Measures for Cybersecurity Review and current PRC regulatory regime remains unclear, and is subject to the decisions of the relevant PRC government authorities that have been delegated the authority to identify operators of “critical information infrastructure” in their respective jurisdictions (including regions and industries). PRC government authorities have wide discretion in the interpretation and enforcement of these laws, including the identification of operators of “critical information infrastructure” and the interpretation and enforcement of requirements potentially applicable to such operators of “critical information infrastructure.” As an internet platform, we are at risk of being deemed to be an operator of “critical information infrastructure” or a network platform operator meeting the above criteria under PRC cybersecurity laws. If we are identified as an operator of “critical information infrastructure,” we would be required to fulfill various obligations as required under PRC cybersecurity laws and other applicable laws for such operators of “critical information infrastructure” thus currently not applicable to us, including, among others, setting up a special security management organization, organizing regular cybersecurity education and training, formulating emergency plans for cyber security incidents and conducting regular emergency drills, and although the internet products and services we purchase are primarily bandwidth, copyright content and marketing services, we may need to follow cybersecurity review procedure and apply with Cybersecurity Review Office before making certain purchases of network products and services. During cybersecurity review, we may be required to suspend the provision of any existing or new services to our users, and we may experience other disruptions of our operations, which could cause us to lose users and customers therefore leading to adverse impacts on our business. The cybersecurity review could also lead to negative publicity and a diversion of time and attention of our management and our other resources. It could be costly and time-consuming for us to prepare application materials and make the applications. Furthermore, there can be no assurance that we will obtain the clearance or approval for these applications from the Cybersecurity Review Office and the relevant regulatory authorities in a timely manner, or at all. If we are found to be in violation of cybersecurity requirements in China, the relevant governmental authorities may, at their discretion, conduct investigations, levy fines, request app stores to take down our apps and cease to provide viewing and downloading services related to our apps, prohibit the registration of new users on our platform, or require us to change our business practices in a manner materially adverse to our business. Any of these actions may disrupt our operations and adversely affect our business, results of operations and financial condition.

On November 14, 2021, the CAC published a discussion draft of the Administrative Measures for Internet Data Security, or the Draft Measures for Internet Data Security, which provides that data processors conducting the following activities shall apply for cybersecurity review: (i) merger, reorganization or division of Internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. There have been no clarifications from the authorities as of the date of this annual report as to the standards for determining such activities that “affects or may affect national security.” The CAC has solicited comments on this draft until December 13, 2021, but there is no timetable as to when it will be enacted. As such, substantial uncertainties exist with respect to the enactment timetable, final content, interpretation and implementation. The Draft Measures for Internet Data Security, if enacted as proposed, may materially impact our capital raising activities. Any failure to obtain such approval or clearance from the regulatory authorities could materially constrain our liquidity and have a material adverse impact on our business operations and financial results, especially if we need additional capital or financing.

The interpretation and application of these cybersecurity laws, regulations and standards are still uncertain and evolving, especially the Draft Measures for Internet Data Security. We cannot assure you that relevant governmental authorities will not interpret or implement these and other laws or regulations in ways that may negatively affect us.

We may be adversely affected by the complexity, uncertainties and changes in PRC licensing and regulation of internet businesses.

The PRC government extensively regulates the internet industry, including the licensing and permit requirements pertaining to companies in this industry. Internet-related laws and regulations in China are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, it may be difficult to determine what actions or omissions may be deemed to be violations of applicable laws and regulations in certain circumstances. Our PRC operating VIEs engaged in ICP business have obtained their respective ICP permits and comply with the annual inspection and other related provisions. However, we cannot assure you that we have obtained all the permits or licenses required for conducting our business in China or will be able to maintain our existing licenses or obtain any new licenses if required by any new laws or regulations. In addition, due to the increasing popularity and use of the internet other online services, it is possible that additional laws and regulations may be adopted with respect to the internet or other online services covering issues such as user privacy, pricing, content, copyrights and distribution. The adoption of additional laws or regulations may decrease the growth of the internet or other online services, which could in turn decrease the demand for our products and services and increase our cost of doing business.

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

Any limitation on the ability of our PRC subsidiaries and VIEs to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to conduct our business or our financial condition.

As substantially all of our operations are conducted through our PRC subsidiaries and VIEs, as a Nevada holding company, our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC subsidiaries and VIEs. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiaries and VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIEs included in our consolidated net assets are also not distributable for dividend purposes.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2021 and 2020, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets, were approximately US$13.2 million and US$8.2 million, respectively.

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

Our common stock may be delisted and prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB is unable to inspect or fully investigate auditors located in China. On December 16, 2021, PCAOB issued the HFCAA Determination Report, according to which our auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely. Under the current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. If this happens there is no certainty that we will be able to list our common stock on a non-U.S. exchange or that a market for our common stock will develop outside of the U.S. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, the Holding Foreign Companies Accountable Act, or the HFCAA, has been signed into law on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection for the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our common stock from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Accordingly, under the current law this could happen in 2024.

On December 2, 2021, the SEC adopted final amendments to its rules implementing the HFCAA (the “Final Amendments”). The Final Amendments include requirements to disclose information, including the auditor name and location, the percentage of shares of the issuer owned by governmental entities, whether governmental entities in the applicable foreign jurisdiction with respect to the auditor has a controlling financial interest with respect to the issuer, the name of each official of the Chinese Communist Party who is a member of the board of the issuer, and whether the articles of incorporation of the issuer contains any charter of the Chinese Communist Party. The Final Amendments also establish procedures the SEC will follow in identifying issuers and prohibiting trading by certain issuers under the HFCAA.

On December 16, 2021, PCAOB issued the HFCAA Determination Report, according to which our auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely.

The HFCAA or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our common stock could be adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditor before the issuance of our financial statements on Form 10-K for the year ended December 31, 2023 which is due by March 31, 2024, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, we could be delisted from Nasdaq and our common stock will not be permitted for trading “over-the-counter” either. Such a delisting would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our listed securities. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

The potential enactment of the Accelerating Holding Foreign Companies Accountable Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our common stock may be prohibited from over-the-counter trading or delisted. If this bill were enacted, our common stock could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. in 2023.

On June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to amend Section 104(i) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)) to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for two consecutive years, instead of three consecutive years as currently enacted in the HFCAA.

On February 4, 2022, the U.S. House of Representatives passed the America Competes Act of 2022 which includes the exact same amendments as the bill passed by the Senate. The America Competes Act however includes a broader range of legislation not related to the HFCAA in response to the U.S. Innovation and Competition Act passed by the Senate in 2021. The U.S. House of Representatives and U.S. Senate will need to agree on amendments to these respective bills to align the legislation and pass their amended bills before the U.S. President can sign into law. It is unclear when the U.S. Senate and U.S. House of Representatives will resolve the differences in the U.S. Innovation and Competition Act and the America Competes Act of 2022 bills currently passed, or when the U.S. President will sign on the bill to make the amendment into law, or at all.

In the case that the bill becomes the law, it will reduce the time period before our common stock could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. from 2024 to 2023.

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

We conduct a substantial portion of our business through our operating subsidiaries and VIEs in China and are subject to income tax in the PRC. ZW Data Action Technologies Inc. is a Nevada corporation and is subject to income tax in the United States. The Tax Cuts and Jobs Act (the “U.S. Tax Reform”) was signed into law on December 22, 2017, which significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings.

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

Our executive officers, directors, and principal stockholders hold approximately 21% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 14, 2022, the closing trade price of our Common Stock was $0.60 per share. As of April 15, 2022, we had approximately 610 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.56 per share and a high price of $6.19 per share.

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

We have warrants outstanding to purchase up to 5,001,705 shares of our Common Stock, of which 2,030,865 will expire on December 14, 2023, and the remaining 2,970,840 warrants will expire on August 18, 2024. The exercise prices of these warrants range from $2.03 to $4.4875 per share, subject to adjustment in certain circumstances. Exercise of these warrants may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

Our Common Stock is traded on the Nasdaq Stock Market LLC (“NASDAQ”), a national securities exchange. On February 17, 2022, we received a notice (the “Notice”) from NASDAQ indicating that our Common Stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the Notice. To regain compliance, the minimum bid price of the Common Stock must meet or exceed $1.00 per share for a minimum ten consecutive business days at any point prior to August 12, 2022.

We are presently evaluating various courses of action to regain compliance. There can be no assurance that we will be able to regain compliance with Nasdaq’s rule or will otherwise be in compliance with other Nasdaq listing criteria. If NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●

a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

The following table summarizes the location of real property we currently lease.  We do not own any real property.

Item	Address
1	Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC
2	2nd Floor, No. 15 First Changzheng Road, Xiaogan City, Hubei Province, PRC
3	10th Floor, Tower A, No. 68 First Helong Road, Baiyun District, Guangzhou City, Guangdong Province, PRC

The property listed in Items 1 above is our principal executive office and is used by all of our business segments. The property listed in Items 2 is the office for our operating VIE in Xiaogan City, Hubei province, and is primarily used by our Internet advertising and data service business segment. The properties listed in Item 3 is the offices for our subsidiaries and operating VIEs in Guangzhou, Guangdong province, and are primarily used by our Blockchain technology and Ecommerce O2O advertising and marketing business segments.

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

Holders

As of April 15, 2022, there were approximately 610 record holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2021.

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2021, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our reports on Form 10-Q or Form 8-K, as applicable, filed with the SEC.

ITEM 6	[RESERVED]

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing Internet advertising, precision marketing, ecommerce O2O advertising and marketing services and the related data and technical services to SMEs in the PRC.

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

	As of December 31,
	2021	2020

Balance sheet items, except for equity accounts	6.3757	6.5249

	Year Ended December 31,
	2021	2020
Items in the statements of operations and comprehensive loss	6.4515	6.8976

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

Our lease contracts do not contain any option for us to extend or terminate the lease, and do not contain the option for us to purchase the underlying assets. Based on the noncancelable lease period in the contract, we consider contract-based, asset-based, market-based and entity-based factors to determine the term over which we are reasonably certain to extend the lease, and then determine the lease term of each contract. Our lease contracts only contain fixed lease payments and do not contain any residual value guarantee. Our lease contracts do not contain any nonlease component and are classified as operating leases in accordance with ASC Topic 842-10-25-3.

Our office spaces lease contracts with a duration of twelve months or less meet the definition of short-term leases under ASC Topic 842. As an accounting policy, we elected not to recognize right-of-use asset and related lease liability to these short-term leases. Instead, we recognized the lease payments of these short-term leases in our consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

As the implicit rates of our leases cannot be readily determined, in accordance with ASC Topic 842-20-30-3, we then use our incremental borrowing rate as the discount rate to determine the present value of our lease payments for each of our lease contracts with a duration of over twelve months. The discount rate used by us for the years ended December 31, 2021 and 2020 was 6%, which was determined based on the interest rate expected to be used by the commercial banks in the PRC for the 1-5 years long-term loan, if lent to our company on a collateralized basis.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this ASU simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC Topic 740. We have adopted the amendments in this ASU on January 1, 2021 and the adoption of this ASU did not have a material impact on our consolidated financial position and results of operations.

A.            RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year Ended December 31,
	2021	2020
	US$	US$
Revenues
From unrelated parties	$47,324	$38,390
From related parties	4	18
Total revenues	47,328	38,408
Cost of revenues	47,230	37,776
Gross profit	98	632

Operating expenses
Sales and marketing expenses	730	361
General and administrative expenses	12,632	5,433
Research and development expenses	326	539
Total operating expenses	13,688	6,333
Loss from operations	(13,590)	(5,701)

Other income (expenses)
Change in fair value of warrant liabilities	11,329	653
Interest income, net	4	1
Loss on disposal of long-term investments	(38)	-
Other expense, net	(216)	(31)
Total other income	11,079	623

Loss before income tax expense and noncontrolling interests	(2,511)	(5,078)
Income tax expense	(177)	(143)
Net loss	(2,688)	(5,221)
Net (income)/loss attributable to noncontrolling interests	(66)	5
Net loss attributable to ZW Data Action Technologies Inc.	$(2,754)	$(5,216)

Loss per share
Loss per common share
Basic and diluted	$(0.08)	$(0.24)

Weighted average number of common shares outstanding:
Basic and diluted	33,048,921	21,602,107

REVENUES

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Year Ended December 31,
	2021		2020
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$7,442	15.7%	$8,421	21.9%
-Distribution of the right to use search engine marketing service	39,224	82.9%	25,997	67.7%
-Data and technical services	-	-	1,200	3.1%
Internet advertising and related services	46,666	98.6%	35,618	92.7%
Ecommerce O2O advertising and marketing services	662	1.4%	1,545	4.0%
Technical solution services	-	-	1,245	3.3%
Total	$47,328	100%	$38,408	100%

Total Revenues: Our total revenues increased to US$47.33 million for the year ended December 31, 2021 from US$38.41 million for the year ended December 31, 2020, which was primarily due to the increase in revenues from our distribution of the right to use search engine marketing service business category.

We derive the majority of our revenues from distribution of the right to use the search engine marketing (“SEM”) services, sale of advertising space on our internet ad portals, and provision of the related data and technical services, all of which management considers as one aggregate business operation and relies upon the consolidated results of all operations in this business unit to make decisions about allocating resources and evaluating performance. Our advertising and marketing services to related parties were provided in the ordinary course of business on the same terms as those provided to our unrelated customers. Our service revenues from related parties were insignificant for both the years ended December 31, 2021 and 2020.

●

For the year ended December 31, 2021, our total Internet advertising and related services revenues increased to US$46.7 million from US$35.6 million for the year ended December 31, 2020, of which the distribution of the right to use search engine marketing service revenues increased significantly to US$39.22 million, compared with US$26.00 million for the year ended December 31, 2020, while the Internet advertising revenues on our ad portals decreased to US$7.44 million for the year ended December 31, 2021, compared with US$8.42 million for the year ended December 31, 2020. The increase in our distribution of the right to use search engine marketing service revenues were primarily due to the followings (1) the recovery of economy and ad consumptions from the severe COVID-19 outbreak in the PRC incurred during the first fiscal quarter of 2020, which resulted in the national-wide quarantine, travel and logistic restrictions, and large-scale business shutdown; and (2) although the COVID-19 outbreak had largely under control in the PRC during fiscal 2021, there had been repeated COVID-19 rebound cases in many provinces, which caused uncertainties and further resulted in the small and medium business owners’ pandemic fears. As a result, our customers continued tightening their investment budget on advertising and marketing activities through traditional ad portals, and turn to focused more on singular ad, cheaper advertising channel, e.g. search engine marketing, which brings customers with direct internet traffic flow through clicks, thus a portion of our customers’ ad consumption shift from using our ad portal placement services to using our search engine marketing service. On the other hand, the increase in new multimedia platform advertising channels, such as: TikTok, Kuaishou etc., which have unique competitive advantages also led advertisement diversion and revenue reduction on our traditional ad portals to a certain extend.

●

For the years ended December 31, 2021 and 2020, we generated an approximately US$0.66 million and US$1.55 million Ecommerce O2O advertising and marketing service revenues, respectively, mainly from distribution of the advertising spaces in outdoor billboards we purchased from a third party.

●

For the year ended December 31, 2020, we generated an approximately US$1.20 million non-recurring Internet advertising data services revenues and US$1.25 million non-recurring technical solution services revenues, respectively.

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

	Year Ended December 31,
	2021			2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$7,442	6,590	11%	$8,421	6,688	21%
-Distribution of the right to use search engine marketing service	39,224	39,140	0.2%	25,997	27,950	-8%
-Data and technical services	-	-	-	1,200	1,062	12%
Internet advertising and related services	46,666	45,730	2%	35,618	35,700	-0.2%
Ecommerce O2O advertising and marketing services	662	1,500	-127%	1,545	1,500	3%
Technical solution services	-	-	-	1,245	576	54%
Total	$47,328	$47,230	0.2%	$38,408	$37,776	2%

Cost of revenues: our total cost of revenues increased to approximately US$47.23 million for the year ended December 31, 2021, compared with US$37.78 million for the year ended December 31, 2020. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resources and other direct costs associated with providing our services. The increase in our total cost of revenues for the year ended December 31, 2021 was primarily due to the increase in costs associated with the distribution of the right to use search engine marketing service we purchased from key search engines, which was in line with the increase in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the year ended December 31, 2021 and 2020, our total cost of revenues for Internet advertising and data service was approximately US$6.59 and US$6.69 million, respectively. The gross margin rate of this business category for the years ended December 31, 2021 and 2020 was 11% and 21%, respectively. As discussed in the revenues section above, we experienced decline in revenues from this business category during fiscal 2021. In order to maintain the customer base for our ad portals and maintain our overall industry competitive position, we aggressively increased our investment in cost consumption for effective sale lead generation to improve the ad effectiveness on our ad portal and increase customers’ satisfaction, which caused the decrease in gross profit margin. In future periods, we intend to optimize our cost control mechanism for our ad portals, which aiming to help our ad portals to achieve more accurate advertising and marketing results that will lead to increasing sales lead conversion rate for our customers with more acceptable and lower costs, and thereby improve the gross profit margin of this business category.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the year ended December 31, 2021, our total cost of revenues for distribution of the right to use search engine marketing service increased to US$39.14 million, compared with US$27.95 million for last year. Gross margin rate of this service for the year ended December 31, 2021 improved to 0.2%, compared with -8% last year, which was directly attributable to the slow recovery of economy from the COVID-19 outbreak in fiscal 2021.

●

For the years ended December 31, 2021 and 2020, costs for our Ecommerce O2O advertising and marketing service revenues were both approximately US$1.50 million, which represented the amortized costs for the related outdoor billboards ad spaces we pre-purchased for each of the reporting periods.

●

For the year ended December 31, 2020, the non-recurring cost for providing the Internet advertising data services revenues and other technical solution services revenues were approximately US$1.06 million and US$0.58 million, respectively.

Gross Profit

As a result of the foregoing, our gross profit was US$0.10 million for the year ended December 31, 2021, compared with US$0.63 million for the year ended December 31, 2020. Our overall gross margin rate for the years ended December 31, 2021 and 2020 was approximately 0.2% and 2%, respectively. The gross margin rate of our main stream of service revenues, i.e., distribution of the right to use search engine marketing services, which accounted for approximately 82.9% and 67.7% of our total revenues for the year ended December 31, 2021 and 2020, respectively, improved to 0.2% for the year ended December 31, 2021, compared with -8% for the year ended December 31, 2020, as a result of the slow recovery of economy after the severe COVID-19 pandemic incurred during the first fiscal quarter of 2020. The increase of the gross profit and gross margin rate from the distribution of the right to use search engine marketing services business category for the year ended December 31, 2021 was offset by the decrease in revenues and gross margin rate of our other business categories, primarily due to the tightening of omni-channel advertising investment budgets of our SMEs clients, as a result of uncertainties associated with the future developments of the pandemic, as discussed above.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Year Ended December 31,
	2021		2020
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	Percentage of total revenue	Amount	Percentage of total revenue

Total Revenues	$47,328	100%	$38,408	100%
Gross Profit	98	0.2%	632	2%

Sales and marketing expenses	730	2%	361	1%
General and administrative expenses	12,632	27%	5,433	14%
Research and development expenses	326	1%	539	1%
Total operating expenses	13,688	30%	6,333	16%

Operating Expenses:   Our operating expenses were approximately US$13.69 million and US$6.33 million for the years ended December 31, 2021 and 2020, respectively.

●

Sales and marketing expenses: For the year ended December 31, 2021, our sales and marketing expenses increased to US$0.73 million from US$0.36 million for the year ended December 31, 2020. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department.  Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the year ended December 31, 2021, the changes in our sales and marketing expenses were primarily due to the following reasons: (1) the increase in brand building and promotion expenses of approximately US$0.51 million; (2) the decrease in share-based compensation expenses of approximately US$0.12 million, related to restricted shares granted and issued to our sales staff in fiscal 2020; and (3) the decrease in general departmental expenses of approximately US$0.02 million.

●

General and administrative expenses: Our general and administrative expenses were approximately US$12.63 million and US$5.43 million for the years ended December 31, 2021 and 2020, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the year ended December 31, 2021, the changes in our general and administrative expenses were primarily due to the following reasons: (1) the increase in share-based compensation expenses of approximately US$5.14 million, due to more restricted shares granted and issued to management and employees in fiscal 2021, compared with that of fiscal 2020; (2) the decrease in allowance for doubtful accounts of approximately US$0.83 million; (3) the increase in non-recurring loss of approximately US$0.96 million, related to termination of a resource purchase contract of the Ecommerce O2O advertising and marketing business segment, as a result of changes in business strategy in 2022; and (4) the increase in general departmental expenses of approximately US$1.93 million, due to increase in office lease and other administrative costs of our new office in Guangzhou and recovery from the COVID-19 epidemic during the year, which epidemic resulted in our office and business shutdown during the first fiscal quarter of last year.

●

Research and development expenses: Our research and development expenses were approximately US$0.33 million and US$0.54 million for the years ended December 31, 2021 and 2020, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. The changes in research and development expenses for the year ended December 31, 2021 was primarily due to the following reasons:  (1) the decrease in share-based compensation expenses of approximately US$0.15 million, related to restricted shares granted and issued to our research and development staff in fiscal 2020; and (2) the decrease in staff salary and benefit and general departmental expenses of approximately US$0.06 million, due to a reduction in headcount in our research and development department, compared with last year.

Loss from operations: As a result of the foregoing, we incurred a net loss from operations of approximately US$13.59 million and US$5.70 million for the years ended December 31, 2021 and 2020, respectively.

Change in fair value of warrant liabilities: We issued warrants in financing activities. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of approximately US$11.33 million and US$0.65 million was recorded in earnings for the years ended December 31, 2021 and 2020, respectively.

Loss before income tax expense and noncontrolling interest: As a result of the foregoing, our loss before income tax expense and noncontrolling interest was approximately US$2.51 million and US$5.08 million for the years ended December 31, 2021 and 2020, respectively.

Income tax expense: We recognized a deferred income tax expense of approximately US$0.18 million and US$0.14 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, total income tax expense recognized consisted of an approximately US$0.15 million and an approximately US$0.03 million deferred income tax expense recognized in relation to additional deferred tax assets valuation allowance provided and utilization of prior year recognized deferred tax assets, respectively. For the year ended December 31, 2020, net deferred income tax expense was recognized as a result of additional deferred tax assets valuation allowances provided during the year.

Net loss: As a result of the foregoing, for the years ended December 31, 2021 and 2020, we incurred a net loss of approximately US$2.69 million and US$5.22 million, respectively.

Net (income)/loss attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain and beneficially owned 51% equity interest. In October 2020, we incorporated another majority-owned subsidiary, Qiweilian Guangzhou and beneficially owned 51% equity interest. Due to changes in business strategies, we disposed our 51% equity interest in both Business Opportunity Chain and Qiweilian Guangzhou to unrelated parties during fiscal 2021. For the year ended December 31, 2021, net income allocated to the noncontrolling interests of these entities before they were disposed was approximately US$0.07 million in the aggregate. For the year ended December 31, 2020, net loss allocated to the noncontrolling interests of these entities was approximately US$0.005 million in the aggregate.

Net loss attributable to ZW Data Action Technologies Inc.: Total net loss as adjusted by net (income)/loss attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ZW Data Action Technologies Inc. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$2.75 million and US$5.22 million for the years ended December 31, 2021 and 2020, respectively.

B.            LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021, we had cash and cash equivalents of approximately US$7.17 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended December 31,
	2021	2020
	Amounts in thousands of US dollars

Net cash (used in)/provided by operating activities	$(8,838)	$326
Net cash used in investing activities	(5,467)	(3,472)
Net cash provided by financing activities	17,111	5,815
Effect of exchange rate changes	70	25
Net increase in cash and cash equivalents	$2,876	$2,694

Net cash (used in)/provided by operating activities:

For the year ended December 31, 2021, our net cash used in operating activities of approximately US$8.84 million were primarily attributable to:

(1)

net loss excluding approximately US$0.63 million of non-cash expenses of depreciation and amortizations; approximately US$0.21 million of amortization of operating lease right-of-use assets; approximately US$7.03 million share-based compensation; approximately US$11.33 million gain from change in fair value of warrant liabilities; approximately US$0.18 million deferred tax expense, and approximately US$0.56 million other non-operating losses, yielded the non-cash items excluding net loss of approximately US$5.41 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	accounts payable increased by approximately US$0.50 million, due to more favorable payment terms granted by a new supplier;

-	tax payables increased by approximately US$0.03 million; and

-	other current assets decreased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities, such as:

-	accounts receivable increased by approximately US$0.99 million, primarily due to increase in total revenues for the year ended December 31, 2021, compared with that in last year;

-

prepayment and deposit to suppliers increased by approximately US$2.06 million, primarily due to the increase in deposits and prepayments made for the purchase of search engine marketing service from a key search engine and the purchase of other advertising resources from the related suppliers;

-	advance from customers decreased by approximately US$0.22 million;

-	long-term deposits and prepayments increased by approximately US$0.07 million, which was the deposit made for the lease of our new office spaces in Guangzhou; and

-

accruals, operating lease liabilities, short-term lease payment payables and other current liabilities decreased by approximately US$0.62 million in the aggregate, due to settlement of these operating liabilities during the year.

For the year ended December 31, 2020, our net cash provided by operating activities of approximately US$0.33 million were primarily attributable to:

(1)

net loss excluding approximately US$0.86 million of non-cash expenses of depreciation and amortizations; approximately US$0.01 million of amortization of operating lease right-of-use assets; approximately US$0.83 million allowance for doubtful accounts; approximately US$2.15 million share-based compensation; approximately US$0.65 million gain from change in fair value of warrant liabilities; approximately US$0.14 million deferred tax expense; and approximately US$0.01 million other non-cash losses, yielded the non-cash items excluding net loss of approximately US$1.87 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-

prepayment and deposit to suppliers decreased by approximately US$2.80 million, primarily due to utilization of the prepayment made to suppliers as of December 31, 2019 through Ad resource and other services received from suppliers during fiscal 2020;

-	accounts receivables and due from related parties related to services provided decreased by approximately US$0.14 million in the aggregate;

-	accounts payable increased by approximately US$0.18 million; and

-	taxes payable, lease payment liabilities and short-term lease payment liabilities increased by approximately US$0.07 million in the aggregate;

(3)	offset by the use from operations from changes in operating assets and liabilities, such as:

-	advance from customers decreased by approximately US$0.67 million, primarily due to recognizing revenues from beginning contract liabilities during the year;

-	accruals, operating lease liabilities and other current liabilities decreased by approximately US$0.32 million in the aggregate; and

-	other current assets increased by approximately US$0.01 million.

Net cash used in investing activities:

For the year ended December 31, 2021, our cash used in investing activities included the following transactions: (1) we paid an aggregate of approximately US$0.33 million for the purchase of vehicles, furniture and office equipment, and for the leasehold improvement of our Guangzhou office; (2) we made an aggregate of approximately US$2.26 million cash investment and temporary loans to our investee entities, including an US$1.0 million investment for a 15.38% equity interest in an entity, for jointly developing blockchain, key opinion leader and e-sports platform and jointly operating IP data for e-sports and games with strategic partners; (3) we paid US$1.16 million for the purchase of an Internet Ad tracking system to further enhance the effectiveness of our Internet advertising business; (4) we provided an additional short-term loan of approximately US$0.20 million to the same unrelated party as discussed below in fiscal 2020, as of the date hereof, we have received an approximately US$1.03 million repayment, and the remaining outstanding balance of approximately US$0.62 million is expected to be fully repaid before June 2022; (5) cash decreased by approximately US$0.01 as a result of deconsolidation of VIEs’ subsidiaries during the year; and (6) we made an aggregate of US$2.50 million deposit and prepayment for other investing activities, including: (i) a US$1.0 million refundable deposit for a potential merge and acquisition transaction, which will be refunded if no definitive agreement is reached by May 31, 2022; and (ii) a US$1.5 million prepayment in accordance with a cryptocurrency mining machine purchase agreement, which was subsequently cancelled due to the industry banning policies announced by the government. We were refunded with US$1.0 million during the year and the remaining balance of the US$0.5 million was charged off as our non-operating losses for the year ended December 31, 2021, due to subsequent collection is considered remote. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$5.47 million for the year ended December 31, 2021.

For the year ended December 31, 2020, our cash used in investing activities included the following transactions: (1) we contributed our pro-rata share of cash investment of approximately US$0.03 million to an ownership investee company during the year; (2) we provided to an unrelated party a short-term loan of approximately US$1.44 million; (3) we made an additional payment of approximately US$0.50 million for the continue development and upgrade of our blockchain technology-based platform applications during the year; (4) we paid US$1.50 million for the purchase of a live streaming technology during the year; and (5) we also received approximately US$0.003 million proceeds from disposal of our fixed assets. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$3.47 million for the year ended December 31, 2020.

Net cash provided by financing activities:

For the year ended December 31, 2021, we consummated an offering of approximately 5.21 million shares of our common stock to certain institutional investors at a purchase price of $3.59 per share. As part of the transaction, we also issued to the investors and the placement agent warrants to purchase up to 2.61 million shares and 0.36 million shares of our common stock, respectively, with an exercise price of $3.59 per share and US$4.4875 per share, respectively. We received net proceeds of approximately US$17.11 million, after deduction of approximately US$1.60 million direct financing cost paid in cash.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2021 and 2020, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets, were approximately US$13.2 million and US$8.2 million, respectively.

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

C.            Off-Balance Sheet Arrangements

None.

D.            Disclosure of Contractual Obligations

In September 2021, in accordance with an investment contract entered into among one of our subsidiaries, Shenzhen Global Best Products Import & Export Co., Ltd., (“Global Best Products”) and its shareholders, we obtained a 9.09% equity interest in Global Best Products through the subscription of a RMB5.0 million (approximately US$0.78 million) new share capital issued by the entity. In November 2021, the Company made its first cash investment of RMB2.0 million (approximately US$0.31 million) to Global Best Products, the remaining amount is expected to be invested before June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2021 were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2021, and determined it to be effective.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of April 15, 2022. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since

Handong Cheng	51	Chairman of the Board, Chief Executive Officer and President	September 2007
George Kai Chu	46	Director	June 2015
Pau Chung Ho	63	Independent Non-Executive Director	August 2019
Zhiqing Chen	49	Independent Non-Executive Director	November 2009
Chang Qiu	58	Independent Non-Executive Director	December 2014

The business experience during at least the last five years of each of these individuals is as follows:

Handong Cheng, Chairman of the Board, Chief Executive Officer and President. Mr. Cheng has served as Chief Executive Officer of our company since September 2007. Prior to that role, from October 2003 to September 2007, Mr. Cheng acted as President of ChinaNet Online Advertising Limited. Mr. Cheng holds an EMBA degree from Guanghua School of Management at the Peking University, and a degree in economic law from the College of Law of Wuhan University.

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

Chang Qiu, Director. Mr. Qiu has served as the President and Chief Executive Officer of Forun Technologies Inc. since July 2018. From April 2007 to June 2018, he served as a Principal of Sansar Capital Management. From 2001 through March 2007, Mr. Qiu served as the Founder, Managing Director and Senior Equity Analyst of Forun Technologies Inc. Prior to that, Mr. Qiu worked at IBM and other organizations in business and research functions. Mr. Qiu received an MBA degree from Columbia Business School, a Ph.D. degree from Colorado School of Mines, and a bachelor’s degree from Wuhan University, China.

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

Handong Cheng. Mr. Cheng is the founder of the Company and has been serving the franchise and advertising media industries for nearly twenty years. In 2003, he participated in the establishment of Beijing CNET Online Advertising Co., Ltd. and Business Opportunity Online (Beijing) Networking Technology Ltd. (www.28.com), and engaged in operational, administration and management activities. Mr. Cheng has contributed to the Board’s strong leadership and vision for the development of the Company.

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

Meetings of the Board of Directors

The Board held seven meetings during 2021. During 2021, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

The Company’s directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. The Company’s directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. All directors of ours attended the 2021 annual meeting of stockholders held on July 8, 2021.

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers and employees on December 21, 2009. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A printed copy of the Code of Ethics may be obtained free of charge by writing to us at our headquarters located at Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC 100070 or on our website, www.zdat.com.

Board Committees

The Board has a standing audit, compensation, and nominating and corporate governance committee, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, www.zdat.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during 2021.

The members of the Audit Committee are Chang Qiu, Zhiqing Chen and Pau Chung Ho. The Board has determined that Mr. Qiu is an audit committee financial expert, as defined in the Exchange Act.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held two meetings during 2021.

The members of the Compensation Committee are Zhiqing Chen, Chang Qiu and Pau Chung Ho.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness. The Nominating and Corporate Governance Committee did not hold any meeting during 2021.

The members of the Nominating and Corporate Governance Committee are Zhiqing Chen, Chang Qiu and Pau Chung Ho.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o ZW Data Action Technologies Inc., Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Stockholder Communications

Stockholders can mail communications to the Board, c/o Secretary, ZW Data Action Technologies Inc., Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2021, all such reports were filed timely.

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

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2021.

SUMMARY COMPENSATION OF NAMED EXECUTIVE OFFICERS
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (2)	Option Awards ($)	Total
Handong Cheng (Chief Executive Officer)	2021	46,113	1,670,000	-	1,716,113
	2020	2,870	95,132	-	98,002

Mark Li (Chief Financial Officer and Secretary) (1)	2021	20,796	-	-	20,796
	2020	68,752	261,420	-	330,172

Chi Wa Chiu (Chief Operating Officer) (1)	2021	-	751,500	-	751,500
	2020	-	-	-	-

George Kai Chu (Former Chief Operating Officer and Secretary) (1)	2021	-	-	-	-
	2020	-	88,200	-	88,200

(1)

On August 7, 2020, George Kai Chu resigned as our Chief Operating Officer and Secretary. On that same date, Chi Wa Chiu was appointed as our new Chief Operating Officer and Mark Li was appointed as our new Secretary.

(2)	The aggregate grant date fair value of the restricted stock awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards

There were none outstanding equity incentive awards held by the named executive officers as of the fiscal year ended December 31, 2021.

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2021.

FISCAL 2021 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhiqing Chen	6,510	-	-	-	-	-	6,510

Chang Qiu	6,510	93,900	-	-	-	-	100,410

Pau Chung Ho	20,518	-	-	-	-	-	20,518

(1)	The aggregate grant date fair value of the restricted stock awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

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

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of April 15, 2022, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Handong Cheng (3)(5)	5,535,464	15.62%
Mark Li (6)	106,777	*
Chi Wa Chiu (7)	450,000	1.27%
George Kai Chu (8)	884,725	2.50%
Zhiqing Chen (9)	70,000	*
Chang Qiu (10)	150,000	*
Pau Chung Ho	-	-
All Directors and Executive Officers as a Group (7 persons)	7,196,966	20.31%
Rise King Investments Limited (3)(4)	2,941,976	8.30%
Zhige Zhang (3)(11)	2,965,276	8.37%
Xuanfu Liu (3)(12)	2,991,976	8.45%

* Less than one percent.

(1)	The address of each director and executive officer is c/o ZW Data Action Technologies Inc., Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing PRC 100070.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of April 15, 2022, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

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

(5)	Consists of (i) 2,941,976 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Cheng; and (ii) 2,593,488 shares of common stock owned directly by Mr. Cheng.

(6)	Consists of 106,777 shares of common stock.

(7)	Consists of 450,000 shares of common stock.

(8)	Consists of 884,725 shares of common stock.

(9)	Consists of 70,000 shares of common stock.

(10)	Consists of 150,000 shares of common stock.

(11)

Consists of (i) 2,941,976 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Zhang; and (ii) 23,300 shares of common stock owned directly by Mr. Zhang. The address of Mr. Zhang is 27th Floor, Yingdu Plaza, No. Jia 48, Zhichunlu, Haidian District, Beijing, PRC 100086.

(12)

Consists of (i) 2,941,976 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Liu; and (ii) 50,000 shares of common stock owned directly by Mr. Liu. The address of Mr. Liu is Building 6, Block 3, Hanwei Guoji Guangchang Zhongguancun Kejiyuan Fengtaiyuan, Fengtai District, Beijing, PRC 100070.

Description of Securities

Our authorized capital stock consists of 120,000,000 shares, consisting of 100,000,000 shares of common stock par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. Pursuant to our articles of incorporation, our board of directors has the authority to provide for the issuance, in one or more series, of our authorized preferred stock and to fix or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of our preferred stock. As of December 31, 2021, we had 35,332,677 shares of common stock issued and outstanding. None of our preferred stock is currently outstanding.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For the years ended December 31, 2021 and 2020, we generated an approximately US$0.004 million advertising and marketing services revenues from one of our unconsolidated investee entities and US$0.02 million advertising and marketing services revenues from an entity over which one of our executive officers can exercise significant influence, respectively. The advertising and marketing services were provided to related parties in our normal course of business on the same terms as those provided to our unrelated clients.

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

Fees	2021	2020
Audit Fees	$272,831	$245,612
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$272,831*	$245,612*

* Including an approximately US$0.02 million fees billed by MarcumBP for each of the years ended December 31, 2021 and 2020.

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

2.2	Agreement and Plan of Merger (2)

3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)

3.2	Certificate of Amendment to Articles of Incorporation (14)

3.3	Articles of Merger. (2)

3.4	By-laws. (4)

3.5	Certificate of Amendment to Articles of Incorporation (18)

3.6	Certificate of Amendment to Articles of Incorporation (23)

4.1*	2011 Omnibus Securities and Incentive Plan (9)

4.2*	ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan. (13)

4.3	Form of Common Stock Purchase Warrant (15)

4.4	Description of Securities (19)

4.5*	ChinaNet Online Holdings, Inc. 2020 Omnibus Equity Incentive Plan. (20)

4.6	Form of Common Stock Purchase Warrant (21)

4.7	Form of Common Stock Purchase Warrant (22)

10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)

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

10.21	Securities Purchase Agreement, dated as of August 21, 2009. (3)

10.22	Securities Escrow Agreement, dated as of August 21, 2009. (3)

10.23*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (5)

10.24*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (5)

10.25*	Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (5)

10.26	Letter Agreement, dated January 8, 2018, between ChinaNet Online Holdings, Inc. and FT Global Capital, Inc. (15)

10.27	Form of Securities Purchase Agreement dated January 12, 2018, among ChinaNet Online Holdings, Inc. and certain institutional investors. (15)

10.28	Securities Purchase Agreement, dated August 7, 2019. (16)

10.29	English translation of the Technical Development (Commission) Contract dated as of February 28, 2018 by and among the Company, ChinaNet Online Technology Co., Ltd. and RedRun Limited (17)

10.30

English translation of the Technical Development (Commission) Contract dated as of March 8, 2018 by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing Shengshi Kaida Technical Service Co., Ltd. (17)

10.31	Letter Agreement, dated October 28, 2020, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (21)

10.32	Form of Securities Purchase Agreement dated December 10, 2020, among ZW Data Action Technologies Inc. and certain institutional investors. (21)

10.33	Letter Agreement, dated February 16, 2021, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (22)

10.34	Form of Securities Purchase Agreement dated February 16, 2021 among ZW Data Action Technologies Inc. and certain institutional investors. (22)

14	Code of Ethics (6)

21.1	Subsidiaries of the Registrant +

23.1	Consent of Centurion ZD CPA & Co. +

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101

The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition. +

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. +

+	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2011.

(9)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2012.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2015.

(12)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2015.

(13)	Incorporated by reference herein to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2015.

(14)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2016.

(15)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2018.

(16)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2019.

(17)	Incorporated by reference herein to the Company’s Registration Statement on Form S-3, as amended, filed with the Securities and Exchange Commission on February 12, 2020.

(18)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2020.

(19)	Incorporated by reference herein to the Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2020.

(20)	Incorporated by reference herein to the Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 2, 2020.

(21)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2020.

(22)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021.

(23)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ZW Data Action Technologies Inc.

Dated: April 15, 2022	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2022	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2022	By:	/s/ Mark Li
	Name:	Mark Li
	Title:	Chief Financial Officer (Principal Financial Officer)

Dated: April 15, 2022	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: April 15, 2022	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 15, 2022	By:	/s/ Pau Chung Ho
	Name:	Pau Chung Ho
	Title:	Director

Dated: April 15, 2022	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

ZW DATA ACTION TECHNOLOGIES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

ZW Data Action Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZW Data Action Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment assessment of trade receivables

As at 31 December 2021, the Group recorded trade receivables of approximately US$5.675 million before impairment of US$2.236 million. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company’s determination of allowance for doubtful accounts is combining with collection history and various subjective factors and considerations. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s estimation on the amount of probable credit losses and related impairment of accounts receivable affected the net realizable value of accounts receivable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) obtaining an understanding of and evaluating the Company’s process over the collection and the assessment of the recoverability of trade receivables; (ii) testing the completeness and accuracy of the historical data used in management’s calculation; (iii) testing the ageing of trade receivables at the year ended date on a sampling basis; (iv) testing the subsequent settlements by customers on a sampling basis; and (v) evaluating the reasonableness of the factors included in considering of probable credit losses such as customer-specific risks, changes in economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

Going Concern

The Company’s primary sources of working capital are cash flows from operations and fund raising activities from existing and new shareholders. The Company’s cash flows from operations are primarily impacted by the Company’s service income, and any change in timing or amount of service income may influence the Company’s operating cash flows. The Company had conducted several fund raising activities during the year, with approximate US$17.1 million was raised with these activities and resulting an increase in cash and cash equivalent to US$7.2 million as at year ended. Based on the Company’s operating plan, management believes that the current working capital combined with expected operating and financing cash inflows will be sufficient to fund the Company’s operations and satisfy the Company’s obligations as they come due for at least one year from the date that the consolidated financial statements are issued.

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

The primary procedures we performed to address this critical audit matter included:

●

Evaluating the reasonableness of management’s assumptions and revision on forecasts and liquidity projections, which included: (i) obtaining an understanding of management’s process for developing cash flow forecasts; (ii) comparing prior period forecasts to actual results; and (iii) assessing the Company’s ability to meet its trailing twelve-month profitability covenant for the twelve months from the date that the consolidated financial statements are issued.

●	Assessing management’s projections in the context of other audit evidences obtained during the audits and historical performance to determine whether it was contradictory to the conclusion reached by management.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company's auditor since 2019.

Hong Kong, China

April 15, 2022

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	As of December 31,
	2021	2020
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents *	$7,173	$4,297
Accounts receivable, net of allowance for doubtful accounts of $2,236 and $4,247, respectively *	3,439	2,407
Prepayment and deposit to suppliers *	7,559	4,657
Due from related parties *	90	61
Other current assets *	1,657	1,462
Total current assets	19,918	12,884

Long-term investments *	2,280	67
Operating lease right-of-use assets *	2,019	48
Property and equipment, net *	375	60
Intangible assets, net *	7,523	2,557
Blockchain platform applications development costs	-	4,406
Long-term deposits and prepayments	75	39
Deferred tax assets, net *	441	606
Total Assets	$32,631	$20,667

Liabilities and Equity
Current liabilities:
Accounts payable *	$1,119	$608
Advances from customers *	1,245	1,436
Accrued payroll and other accruals *	389	489
Taxes payable *	3,534	3,430
Operating lease liabilities *	202	18
Lease payment liabilities related to short-term leases *	152	203
Other current liabilities *	141	333
Warrant liabilities	2,039	1,505
Total current liabilities	8,821	8,022

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2021	2020
	(US $)	(US $)
Long-term liabilities:
Operating lease liabilities-Non current *	1,907	32
Long-term borrowing from a related party	137	134
Total Liabilities	10,865	8,188

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 100,000,000 and 50,000,000 shares at December 31, 2021 and 2020; issued and outstanding 35,332,677 shares and 26,062,915 shares at December 31, 2021 and 2020, respectively)	35	26
Additional paid-in capital	61,785	49,772
Statutory reserves	2,598	2,598
Accumulated deficit	(43,734)	(40,980)
Accumulated other comprehensive income	1,082	1,129
Total ZW Data Action Technologies Inc.’s stockholders’ equity	21,766	12,545

Noncontrolling interests	-	(66)
Total equity	21,766	12,479

Total Liabilities and Equity	$32,631	$20,667

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2021	2020
	(US $)	(US $)

Revenues
From unrelated parties	$47,324	$38,390
From related parties	4	18
Total revenues	47,328	38,408
Cost of revenues	47,230	37,776
Gross profit	98	632

Operating expenses
Sales and marketing expenses	730	361
General and administrative expenses	12,632	5,433
Research and development expenses	326	539
Total operating expenses	13,688	6,333

Loss from operations	(13,590)	(5,701)

Other income/(expenses)
Change in fair value of warrant liabilities	11,329	653
Interest income, net	4	1
Loss on disposal of long-term investments	(38)	-
Other expense, net	(216)	(31)
Total other income	11,079	623

Loss before income tax expense and noncontrolling interests	(2,511)	(5,078)
Income tax expense	(177)	(143)
Net loss	(2,688)	(5,221)
Net (income)/loss attributable to noncontrolling interests	(66)	5
Net loss attributable to ZW Data Action Technologies Inc.	$(2,754)	$(5,216)

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2021	2020
	(US $)	(US $)

Net loss	$(2,688)	$(5,221)
Foreign currency translation loss	(47)	(380)
Comprehensive loss	$(2,735)	$(5,601)
Comprehensive (income)/loss attributable to noncontrolling interests	(66)	9
Comprehensive loss attributable to ZW Data Action Technologies Inc.	$(2,801)	$(5,592)

Loss per share
Loss per common share
Basic and diluted	$(0.08)	$(0.24)

Weighted average number of common shares outstanding:
Basic and diluted	33,048,921	21,602,107

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(2,688)	$(5,221)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	632	856
Amortization of operating lease right-of-use assets	207	13
Share-based compensation expenses	7,028	2,152
Loss on disposal of long-term investment	38	-
Provision of allowances for doubtful accounts	-	833
Change in fair value of warrant liabilities	(11,329)	(653)
Deferred taxes	177	143
Other non-operating losses	524	11
Changes in operating assets and liabilities
Accounts receivable	(986)	116
Prepayment and deposit to suppliers	(2,061)	2,804
Due from related parties	-	24
Other current assets	6	(6)
Long-term deposits and prepayments	(74)	-
Accounts payable	495	180
Advances from customers	(221)	(671)
Accrued payroll and other accruals	(90)	(16)
Other current liabilities	(355)	(299)
Taxes payable	29	14
Operating lease liabilities	(116)	(8)
Lease payment liability related to short-term leases	(54)	54
Net cash (used in)/provided by operating activities	(8,838)	326

Cash flows from investing activities
Payment for leasehold improvements and purchase of vehicles, furniture and office equipment	(334)	-
Cash effect of deconsolidation of VIE’s subsidiaries	(8)	-
Proceeds from disposal of fixed assets	-	3
Investment and advances to ownership investee entities	(2,263)	(28)
Short-term loan to unrelated parties	(202)	(1,444)
Deposit and prepayment paid for contracts of other investing activities	(1,500)	-
Payment for blockchain platform applications development costs	-	(503)
Payment for purchase of software technology and other intangible assets	(1,160)	(1,500)
Net cash used in investing activities	(5,467)	(3,472)

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2021	2020
	(US $)	(US $)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants (net of cash offering cost of $1,600 and $750 respectively)	17,111	6,250
Repayment of short-term bank loan	-	(435)
Net cash provided by financing activities	17,111	5,815

Effect of exchange rate fluctuation on cash and cash equivalents	70	25

Net increase in cash and cash equivalents	2,876	2,694

Cash and cash equivalents, at beginning of the year	4,297	1,603
Cash and cash equivalents, at end of the year	$7,173	$4,297

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$2

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2020	19,629,403	20	43,111	2,607	(35,773)	1,505	(57)	11,413
Issuance of common stock for private placement, net of $1,746 proceeds allocated to investor warrants labilities and $1,055 direct offering costs (including $305 proceeds allocated to placement agent warrants liabilities and $750 cash offering cost, respectively), respectively	4,320,989	4	4,195	-	-	-	-	4,199
Share-based compensation in exchange for services from nonemployees	480,000	-	545	-	-	-	-	545
Share-based compensation in exchange for services from employees and directors	1,632,523	2	1,921	-	-	-	-	1,923
Reclassification due to disposal of a VIE’s subsidiary during the year	-	-	-	(9)	9	-	-	-
Net loss for the year	-	-	-	-	(5,216)	-	(5)	(5,221)
Foreign currency translation adjustment	-	-	-	-	-	(376)	(4)	(380)
Balance, December 31, 2020	26,062,915	$26	$49,772	$2,598	$(40,980)	$1,129	$(66)	$12,479
Issuance of common stock for private placement, net of $10,476 proceeds allocated to investor warrants labilities and $3,045 direct offering costs (including $1,445 proceeds allocated to placement agent warrants liabilities and $1,600 cash offering cost, respectively), respectively	5,212,000	5	5,185	-	-	-	-	5,190
Share-based compensation in exchange for services from employees and directors	4,015,735	4	6,746	-	-	-	-	6,750
Cashless exercise of warrants	42,027	-	82	-	-	-	-	82
Net loss/(income) for the year	-	-	-	-	(2,754)	-	66	(2,688)
Foreign currency translation adjustment	-	-	-	-	-	(47)	-	(47)
Balance, December 31, 2021	35,332,677	$35	$61,785	$2,598	$(43,734)	$1,082	$-	$21,766

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

As of December 31, 2021, the Company’s consolidated subsidiaries and VIEs are summarized as follows:

Name of the subsidiary or VIE	Place and date of incorporation	Percentage of ownership	Principal activities

China Net Online Media Group Limited (“China Net BVI”) (1)	British Virgin Islands August 13, 2007	100%	Investment holding company

CNET Online Technology Co. Limited (“China Net HK”) (1)	Hong Kong, PRC September 4, 2007	100%	Investment holding company

ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”) (1)	British Virgin Islands January 12, 2015	100%	Investment holding company

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grandon Investments Limited (“Grandon BVI”) (1)	British Virgin Islands February 13, 2006	100%	Investment holding company, providing e-commerce advertising services and technical services

Winner Glory Limited (“Winner Glory HK”) (1)	Hong Kong, PRC August 12, 2020	100%	Investment holding company, providing e-commerce advertising services and technical services

Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”) (1)	PRC January 17, 2008	100%	Investment holding company, providing advertising, marketing and related services

ChinaNet Online Holdings Co., Ltd. (“ChinaNet Online Holdings”) (1)	PRC August 31, 2015	100%	Investment holding company

Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”) (2)	PRC December 8, 2004	100%	Providing online advertising, precision marketing and the related data services

Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET” Online) (2)	PRC January 27, 2003	100%	Providing advertising, marketing and related value-added services

Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”) (2)	PRC March 1, 2011	100%	Providing online advertising, precision marketing and the related data services

Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”) (2)	PRC January 28, 2011	100%	Providing online advertising, precision marketing and the related data services

Beijing Chuang Shi Xin Qi Advertising Media Co., Ltd. (“Beijing Chuang Shi Xin Qi”) (2)	PRC April 16, 2014	100%	Providing online advertising, precision marketing and the related data services

Beijing Hong Da Shi Xing Network Technology Co., Ltd. (“Beijing Hong Da Shi Xing”) (2)	PRC April 16, 2014	100%	Providing online advertising, precision marketing and the related data services

ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong Technology”) (2)	PRC May 26, 2020	100%	Developing and operating blockchain technology-based products and services, and other related value-added services

ChinaNet Online (Guangdong) Holdings Co., Ltd. (“ChinaNet Online Guangdong Holdings”) (1)	PRC May 12, 2021	100%	Investment holding company, providing strategic corporation management services

(1)	A direct or indirect subsidiary of the Company.

(2)	The Company’s consolidated VIE, or a direct or indirect subsidiary of the Company’s consolidated VIE.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Variable Interest Entities

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

ZW DATA ACTION TECHNOLOGIES INC.

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

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively:

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2021	2020
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$181	$277
Accounts receivable, net	2,796	1,142
Prepayment and deposit to suppliers	5,287	2,818
Due from related parties	90	61
Other current assets	4	10
Total current assets	8,358	4,308

Long-term investments	496	67
Operating lease right-of-use assets	21	48
Property and equipment, net	168	32
Intangible assets, net	-	9
Deferred tax assets	441	536
Total Assets	$9,484	$5,000

Liabilities
Current liabilities:
Accounts payable	$1,119	$270
Advances from customers	1,113	1,436
Accrued payroll and other accruals	83	168
Taxes payable	2,849	2,755
Operating lease liabilities	9	18
Lease payment liabilities related to short-term leases	110	108
Other current liabilities	53	213
Total current liabilities	5,336	4,968

Operating lease liabilities-Non current	10	32
Total Liabilities	$5,346	$5,000

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
	2021	2020
	US$(’000)	US$(’000)

Revenues	$42,136	$34,418
Cost of revenues	45,730	34,637
Total operating expenses	1,409	1,723
Net loss before allocation to noncontrolling interests	5,182	2,180

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2021	2020

Balance sheet items, except for equity accounts	6.3757	6.5249

	Year Ended December 31,
	2021	2020

Items in the statements of operations and comprehensive loss	6.4515	6.8976

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

f) Accounts receivable, net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. For the years ended December 31, 2021 and 2020, the Company recorded approximately US$nil and US$0.83 million of allowances for doubtful accounts against its accounts receivable, respectively. For the year ended December 31, 2021, the Company also charged off approximately US$2.09 million account receivable balances against the related allowance for doubtful accounts due to collection of these balances were considered remote.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2021 and 2020, the Company did not record any impairment loss associated with its long-term investments.

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

i) Intangible assets, net

The Company accounted for cost related to internal-used software in accordance with ASC Topic 350-40 “Intangibles-Goodwill and Other-Internal-Use Software”. Internal-use software is initially recorded at cost and amortized on a straight-line basis over the estimated useful economic life of 3 to 10 years.

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

For the years ended December 31, 2021 and 2020, the Company did not record any impairment loss associated with its long-lived assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020 is as follows:

		Fair value measurement at reporting date using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	2,039	-	-	2,039

		Fair value measurement at reporting date using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	1,505	-	-	1,505

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

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers was insignificant for both the years ended December 31, 2021 and 2020.

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

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Year Ended December 31,
	2021	2020
	US$(’000)	US$(’000)
Internet advertising and related service
--distribution of the right to use search engine marketing service	39,224	25,997
--online advertising placements	7,442	8,421
--data and technical services	-	1,200
Ecommerce O2O advertising and marketing services	662	1,545
Technical solution services	-	1,245
Total revenues	$47,328	$38,408

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020
	US$(’000)	US$(’000)

Revenue recognized over time	47,328	37,163
Revenue recognized at a point in time	-	1,245
Total revenues	$47,328	$38,408

Contract costs

For the years ended December 31, 2021 and 2020, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

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

The Company’s contract liabilities primarily consist of advance from customers related to unsatisfied performance obligations in relation to online advertising placement service and distribution of the right to use search engine marketing service. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the two years ended December 31, 2021:

Contract liabilities
US$(’000)

Balance as of January 1, 2020	2,006
Exchange translation adjustment	139
Revenue recognized from beginning contract liability balance	(2,032)
Advances received from customers related to unsatisfied performance obligations	1,323
Balance as of December 31, 2020	1,436
Exchange translation adjustment	34
Revenue recognized from beginning contract liability balance	(1,390)
Advances received from customers related to unsatisfied performance obligations	1,165
Balance as of December 31, 2021	1,245

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021 and 2020, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

n) Cost of revenues

Cost of revenues primarily includes the cost of Internet and other forms of advertising resources and related technical services purchased from third parties, and other direct cost associated with providing services.

o) Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2021 and 2020 were approximately US$0.33 million and US$0.54 million, respectively.

p) Lease

The Company leases office spaces from unrelated parties in its normal course of business. Other than these office spaces lease contracts, the Company does not have any other contract that is or contains a lease under ASC Topic 842.

The Company’s lease contracts do not contain any option for the Company to extend or terminate the lease, and do not contain the option for the Company to purchase the underlying assets. Based on the noncancelable lease period in the contract, the Company considers contract-based, asset-based, market-based and entity-based factors to determine the term over which it is reasonably certain to extend the lease, and then determine the lease term of each contract. The Company’s lease contracts only contain fixed lease payments and do not contain any residual value guarantee.

The Company’s office lease contracts do not contain any nonlease component and are classified as operating leases in accordance with ASC Topic 842-10-25-3.

For lease contracts with a duration of twelve months or less and thus met the definition of a short-term lease under ASC 842, the Company, in accordance with ASC 842-20-25-2, elected not to apply the recognition requirements (i.e. not to recognize right-of-use asset and related lease liability) to these short-term leases. Instead, the Company recognized the lease payments of these short-term leases in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. As of December 31, 2021 and 2020, lease payments liability related to these short-term leases was approximately US$0.15 million and US$0.20 million, respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$2.02 million and US$2.11 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
Year ending December 31,
-2022	320
-2023	335
-2024	342
-2025	359
-2026	377
-thereafter	881
Total undiscounted lease payments	2,614
Less: imputed interest	(505)
Operating lease liabilities as of December 31, 2021	$2,109

Including:
Operating lease liabilities	202
Operating lease liabilities-Non current	1,907
$2,109

As of December 31, 2020, operating lease right-of-use assets and total operating recognized lease was both approximately US$0.05 million.

Operating lease expenses:

	Year Ended December 31,
	2021	2020
	US$(’000)	US$(’000)

Long-term operating lease contracts	302	14
Short-term operating lease contracts	60	138
Total	362	152

Supplemental information related to operating leases:

	2021	2020

Operating cash flows used for operating leases (US$’000)	210	9
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	2,186	47
Weighted-average remaining lease term (years)	7.12	2.75
Weighted-average discount rate	6%	6%

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The tax returns of the Company and its subsidiaries and VIEs are subject to examination by the relevant local tax authorities. The statute of limitations related to these tax returns under different circumstances various from 3-10 years, and for PRC entities, there is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2021 and 2020 and did not have any significant unrecognized uncertain tax positions as of December 31, 2021 or 2020.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this ASU simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC Topic 740. The Company has adopted the amendments in this ASU on January 1, 2021 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial position and results of operations.

4.	Accounts receivable, net

	As of December 31,
	2021	2020
	US$(’000)	US$(’000)

Accounts receivable	5,675	6,654
Allowance for doubtful accounts	(2,236)	(4,247)
Accounts receivable, net	3,439	2,407

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2021 and 2020, the Company provided approximately US$2.24 million and US$4.25 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the years ended December 31, 2021 and 2020, approximately US$nil and US$0.83 million allowance for doubtful accounts was provided, respectively. For the year ended December 31, 2021, the Company also charged off approximately US$2.09 million accounts receivable balances against the related allowance for doubtful accounts, as all means of collection of these balances have been exhausted and the potential for recovery is considered remote.

5.	Prepayments and deposit to suppliers

	As of December 31,
	2021	2020
	US$(’000)	US$(’000)

Deposits to advertising resources providers	934	307
Prepayments to advertising resources providers	5,185	3,696
Deposit and prepayment for other investing contracts	1,000	-
Other deposits and prepayments	440	654
	7,559	4,657

As of December 31, 2021 and 2020, contractual deposits were primarily paid to the Company’s major Internet resources suppliers and other advertising resource suppliers. The contractual deposits will be refunded to the Company upon expiration of the contracts, which are generally for a one-year period.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to the contracts signed between the Company and its suppliers, the Company is required to pay certain of the contract amounts in advance. These prepayments will be recognized as cost of revenues when the related services are delivered by the suppliers. As of December 31, 2021 and 2020, prepayments were primarily paid for the purchase of Internet advertising resources from the Company’s major suppliers.

As of December 31, 2021, deposit and prepayment for other investing contracts represented a US$1.0 million refundable deposit paid for a potential acquisition transaction, which will be refunded if no definitive agreement is reached among the parties before the expected closing date, i.e., May 31, 2022. As of the date hereof, the Company is in the progress of the due diligence process of the target company.

Due to the Chinese government’s recent policies which banned cryptocurrency mining business commencing since May 2021, the Company cancelled a cryptocurrency mining machine purchase agreement with its supplier. The Company paid an aggregate of US$1.5 million prepayment for this contract before cancellation of the contract, and was refunded by the supplier of US$1.0 million, the remaining balance of the US$0.5 million was charged off as the Company’s other losses for the year ended December 31, 2021 due to subsequent collection is considered remote.

Other deposits and prepayments as of December 31, 2021 and 2020 represented deposits and prepayments to the Company’s other services providers, which primarily included deposits for office lease contracts, prepayment for various kinds of professional consulting services, etc.

6.	Due from related parties

	As of December 31,
	2021	2020
	US$(’000)	US$(’000)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	62	61
Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”)	28	-
Due from related parties	90	61

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies, as well as entities that the Company’s officers or directors can exercise significant influence.

As of December 31, 2021 and 2020, due from Zhongwang Xiyue represented the outstanding receivables for the advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of December 31, 2021, due from Gong Xiang Technology was a short-term working capital loan provided to this investee entity, which is expected to be repaid to the Company within one year.

7.	Other current assets

As of December 31, 2021 and 2020, other current assets primarily include a temporary working capital loan that the Company provided to an unrelated party. The loan is unsecured and interest free. As of the date hereof, the Company has received a repayment of US$1.03 million in the aggregate, and the remaining balance is expected to be fully repaid to the Company before June 30, 2022.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2019	35
Exchange translation adjustment	-
Cash investments during the year	32
Balance as of December 31, 2020	67
Exchange translation adjustment	1
Cash investments during the year	2,250
Investments disposed during the year	(38)
Balance as of December 31, 2021	2,280

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 10%, 9.09%,15%, 17% and 19% equity interest in each New Business Holdings Limited (“New Business”), Guang Dong WeFriend Co., Ltd. (“Guangdong WeFriend”), Shenzhen Global Best Products Import & Export Co., Ltd. (“Global Best Products”), Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”), Xiao Peng Education Technology (Hubei) Co., Ltd. (“Xiao Peng Education”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively.

For the year ended December 31, 2021, the Company made a cash investment of approximately US$1.0 million, US$0.47 million, US$0.31 million, US$0.24 million, US$0.08 and US$0.15 million to each New Business, Guangdong WeFriend, Global Best Products, Gong Xiang Technology, Xiao Peng Education and Business Opportunity Chain Guangzhou, respectively.

In May  2021, the Company disposed the 4.9% equity interest it owned in Local Chain Xi’an Information Technology Co., Ltd. (“Local Chain Xi’an”) to an unrelated party and recorded an approximately US$0.04 million disposal loss during the year.

As of December 31, 2020, the Company’s long-term investments consisted of an investment of approximately RMB0.25 million (approximately US$0.04 million) and an investment of RMB0.19 million (approximately US$0.03 million) in cash to Local Chain Xi’an and Business Opportunity Chain Guangzhou, respectively.

9.	Property and equipment, net

	As of December 31,
	2021	2020
	US$(’000)	US$(’000)

Vehicles	933	811
Office equipment	944	894
Electronic devices	629	615
Leasehold improvement	202	-
Property and equipment, cost	2,708	2,320
Less: accumulated depreciation	(2,333)	(2,260)
Property and equipment, net	375	60

Depreciation expenses in the aggregate for the years ended December 31, 2021 and 2020 were approximately US$0.03 million and US$0.01 million, respectively.

10.	Intangible assets, net

	As of December 31, 2021
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life
Cloud compute software technology	1,456	(1,010)	(446)	-
Licensed products use right	1,205	(255)	-	950

--5 years life:
Internet Ad tracking system	1,158	(174)	-	984
Live streaming technology	1,500	(325)	-	1,175

-- 3 years life:
Blockchain integrated framework platform	4,038	-	-	4,038
Bo!News application	376	-	-	376
Other computer software	123	(123)	-	-
Total	$9,856	$(1,887)	$(446)	$7,523

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
-- 10 years life:
Cloud compute software technology	1,423	(978)	(436)	9
Licensed products use right	1,208	(135)	-	1,073

-- 5 years life:
Live streaming technology	1,500	(25)	-	1,475

-- 3 years life:
Other computer software	120	(120)	-	-
Total	$4,251	$(1,258)	$(436)	$2,557

Amortization expenses in the aggregate for the years ended December 31, 2021 and 2020 were approximately US$0.60 million and US$0.85 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 3.92 years as of December 31, 2021, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$2.12 million each year for the year ending December 31, 2022 through 2024, US$0.63 million for the year ending December 31, 2025 and US$0.18 million for the year ending December 31, 2026.

11.	Blockchain platform applications development costs

In 2018, the Company entered into technical development contracts with two unrelated entities for the development of its blockchain technology-based platform applications with a contract amount of US$4.50 million and RMB3.0 million (approximately US$0.47 million), respectively. These two applications are named OMG and Bo!News, respectively. As of December 31, 2021, the Company had completed the development and integration of the Bo!News application, which provides a digitalized franchise management system for the SMEs. However, due to the repeated regional COVID-19 rebound cases in many provinces in the PRC after the severe COVID-19 pandemic in the first fiscal quarter of 2020, temporary quarantine and business shutdown incurred and is expected to continue incur from time to time, which resulted in pandemic fears and in return severally affected the SMEs owners’ confidence in the expansion of branded offline stores. As a result, the Company decided to suspend its launch of the OMG application, which is primarily developed for the use of small and medium brand stores’ reward/loyal points exchange. Alternatively, the Company enhanced the development of the blockchain infrastructure platform, i.e., Blockchain Integrated Framework (“BIF”) platform under the OMG development contract for retail business, which platform have membership management, trusted and decentralized payment management and Non-Fungible Token (“NFT”) management etc. features, so that the BIF platform can be further integrated into other blockchain application scenarios to provide data storage, assurance and analysis services to the SMEs.

Total development costs incurred for the BIF platform and the Bo!News application of approximately US$4.04 million and US$0.38 million, respectively, were both recognized as the Company's intangible assets as of December 31, 2021. The unpaid contract amounts of approximately US$0.56 million in the aggregate was waived as agreed by all parties.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Long-term deposits and prepayment

As of December 31, 2021 and 2020, long-term deposits and prepayments represented the Company’s operating deposits and prepayments that were not expected to be refunded or consumed within one year of the respective reporting date.

13.	Accrued payroll and other accruals

	As of December 31,
	2021	2020
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	142	229
Accrued operating expenses	247	260
	389	489

14. Taxation

1)	Income tax

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

i). b. Effective from January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”), instead of factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). For the years ended December 31, 2021 and 2020, no provision for federal corporate income tax has been made in the financial statements as the Company has no aggregated positive tested income.

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

●

Business Opportunity Online’s qualification as a High and New Technology Enterprise expired in November 2021, as a result, the applicable EIT rates of Business Opportunity Online changed from 15% for the year ended December 31, 2020 to 25% for the year ended December 31, 2021, and its net operating losses (NOLs) carryforward period changed to 5 years from 10 years for a High and New Technology Enterprise. The effect on deferred taxes of the change in tax rate was recognized in statement of operations and comprehensive loss for the year ended December 31, 2021.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	The applicable EIT rate for other PRC operating entities of the Company is 25% for the years ended December 31, 2021 and 2020.

●

The current EIT law also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company.

2)	Turnover taxes and the relevant surcharges

Service revenues generated by the Company’s PRC operating subsidiaries and VIEs are subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6%. Therefore, for the years ended December 31, 2021 and 2020, the Company’s service revenues generated in the PRC are subject to VAT at a rate of 6%, after deducting the VAT paid for the resources and services purchased from suppliers. The surcharges of the VAT in the aggregate is 12% of the VAT.

 As of December 31, 2021, and 2020, taxes payable consists of:

	As of December 31,
	2021	2020
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	1,414	1,353
Enterprise income tax payable	2,120	2,077
Taxes payable	3,534	3,430

A reconciliation of the income tax expense determined at the U.S. federal corporate income tax rate to the Company’s effective income tax expense is as follows:

	Year Ended December 31,
	2021	2020
	US$(’000)	US$(’000)

Pre-tax loss	(2,511)	(5,078)
U.S. federal rate	21%	21%
Income tax benefit computed at U.S. federal rate	527	1,066
Reconciling items:
Rate differential for foreign earnings	(131)	74
Preferential tax treatment effect	-	(205)
Tax effect on non-taxable change in fair value of warrant liabilities	2,379	137
Tax effect enactment of new tax rate of a VIE	683	-
Provision of valuation allowance on deferred tax assets	(2,312)	(917)
Expired tax attribute carryforwards	(1,358)	(372)
Tax effect on other non-deductible expenses/non-taxable income	35	74
Effective income tax expense	(177)	(143)

For the years ended December 31, 2021 and 2020, the Company’s income tax expense consisted of:

	Year Ended December 31,
	2021	2020
	US$(’000)	US$(’000)

Current	-	-
Deferred	(177)	(143)
Income tax expense	(177)	(143)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets at December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	12,130	10,123
Operating lease cost	23	-
Bad debts provision	559	728
Valuation allowance	(12,271)	(10,245)
Total net deferred tax assets	441	606

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$31.0 million and US$23.3 million at December 31, 2021 and 2020, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$18.3 million and US$24.5 million at December 31, 2021 and 2020, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2026. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$12.3 million and US$10.2 million valuation allowance as of December 31, 2021 and 2020, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the years ended December 31, 2021 and 2020, total deferred tax assets valuation allowance provided was approximately US$2.31 million and US$0.92 million, respectively.

15.	Long-term borrowing from a related party

Long-term borrowing from a related party is a non-interest bearing loan from a related party of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

16.	The Financing and warrant liabilities

The 2021 Financing:

On February 18, 2021 (the “Closing Date”), the Company consummated a registered direct offering of 5,212,000 shares of the Company’s common stock to certain institutional investors at a purchase price of US$3.59 per share (the “2021 Financing”). As part of the transaction, the Company also issued to the investors warrants to purchase up to 2,606,000 shares of the Company’s common stock at an exercise price of US$3.59 per share (the “2021 Investor Warrants”). The 2021 Investor Warrants are exercisable at any time on or after February 18, 2021 and on or prior to the close of business on August 18, 2024 (the third and one-half years anniversary of the Closing Date). The Company received gross proceeds of approximately US$18.7 million from the 2021 Financing.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The placement agent of the 2021 Financing received (i) a placement fee in the amount equal to 7% of the gross proceeds and (ii) warrants to purchase up to 364,840 shares of the Company’s common stock at an exercise price of US$4.4875 per share (the “2021 Placement Agent Warrants” and together with the 2021 Investor Warrants, the “2021 Warrants”). The 2021 Placement Agent Warrants are exercisable at any time on or after August 18, 2021 (the six-month anniversary of the Closing Date) and on or prior to the close of business on August 18, 2024 (the third and one-half years anniversary of the Closing Date).

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

The 2020 Financing:

On December 14, 2020 (the “Closing Date”), the Company consummated a registered direct offering of 4,320,989 shares of the Company’s common stock to certain institutional investors at a purchase price of $1.62 per share (the “2020 Financing”). As part of the transaction, the Company also issued to the investors warrants for the purchase of up to 1,728,396 shares of the Company’s common stock at an exercise price of US$2.03 per share (the “2020 Investor Warrants”). The 2020 Investors warrants are exercisable at any time on or after June 14, 2020 (the six-month anniversary of the Closing Date) and on or prior to the close of business on December 14, 2023 (the third anniversary of the Closing Date). The Company received gross proceeds of approximately $7.0 million from the 2020 Financing.

The placement agent of the 2020 Financing received (i) a placement fee in the amount equal to 7% of the gross proceeds and (ii) warrants to purchase up to 302,469 shares of common stock on substantially the same terms as the warrants sold to the investors (the “2020 Placement Agent Warrants” and together with the 2020 Investor warrants, the “2020 Warrants”).

The 2020 Warrants have an initial exercise price of USS2.03 per share, which is subject to anti-dilution provisions that require adjustment of the number of shares of common stock that may be acquired upon exercise of the warrant, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions. The Warrants also contain “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”).

The 2020 Warrants may not be exercised if it would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares (the “Beneficial Ownership Limitation”). The holder of the Warrants, upon notice to the Company, may increase or decrease the Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the Company’s outstanding common shares. Any increase in the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company.

Accounting for securities issued in the 2021 Financing and 2020 Financing (Collectively “the Financings”)

The Company determined that the Company’s common stock issued in the Financings should be classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date.

The Company analyzed the 2021 Warrants and the 2020 Warrants (collectively the “Warrants”) issued in the Financings in accordance with ASC Topic 815 “Derivatives and Hedging”. In accordance with ASC Topic 815, the Company determined that the Warrants should not be considered index to its own stock, as the strike price of the Warrants is dominated in a currency (U.S. dollar) other than the functional currency of the Company (Renminbi or Yuan). As a result, the Warrants do not meet the scope exception of ASC Topic 815, therefore, should be accounted for as derivative liabilities and measure at fair value with changes in fair value be recorded in earnings in each reporting period.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of the warrants

The Company used Binomial model to determine the fair value of the Warrants on their respective issuance dates, based on the assumptions summarized as below:

	As of February 18, 2021

	2021 Investor Warrants	2021 Placement Agent Warrants

Stock price	$4.48	$4.48
Years to maturity	3.50	3.50
Risk-free interest rate	0.26%	0.26%
Dividend yield	-	-
Expected volatility	168%	168%
Exercise Price	$3.59	$4.4875

Fair value of the warrant	$4.02	$3.96

Warrant liabilities (US$’000)	$10,476	$1,445

	As of December 14, 2020

	2020 Investor Warrants	2020 Placement Agent Warrants

Stock price	$1.25	$1.25
Years to maturity	3.00	3.00
Risk-free interest rate	0.17%	0.17%
Dividend yield	-	-
Expected volatility	164%	164%
Exercise Price	$2.03	$2.03

Fair value of the warrant	$1.01	$1.01

Warrant liabilities (US$’000)	$1,746	$305

Stock price is the closing bid price of the Company’s common stock at the respective valuation date. Years to maturity is the respective remaining contract life of the warrants. Yield-to-maturities in continuous compounding of the United States Government Bonds with the time-to-maturities same as the respective warrant are adopted as the risk-free rate. Annualized historical stock price volatility of the Company at the respective valuation date is deemed to be appropriate to serve as the expected volatility of the stock price of the Company. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. Exercise price is the respective contractual exercise price of the Warrants.

Allocation of gross proceeds from the Financings

The Company allocated the total proceeds from the Financings as summarized below:

	Initial measurement
	the 2021 Financing	the 2020 Financing
	(USD’000)	(USD’000)

Investor Warrants	10,476	1,746
Common Stock (par value and additional paid in capital)	8,235	5,254
Total proceeds from the Financing	18,711	7,000

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The respective Investor Warrants issued in the Financings was initially measurement at fair value. The residual amount, representing difference between the respective total proceeds from the Financings and the corresponding fair value of the Investor Warrants as of the Closing Date was assigned as the respective carrying value of the common stock issued in Financings.

Offering costs of the Financings

Offering costs of the 2021 Financing in the amount of approximately US$3.05 million consisting of cash payment of approximately US$1.31 million placement fee, approximately US$0.29 million other direct offering cost of professional service fees and fair value of the 2021 Placement Agent Warrants of approximately US$1.45 million, which were charged to additional paid-in-capital.

Offering costs of the 2020 Financing in the amount of approximately US$1.06 million consisting of cash payment of approximately US$0.49 million placement fee, approximately US$0.26 million other direct offering cost of professional service fees and fair value of placement agent warrants of approximately US$0.31 million, which were charged to additional paid-in capital.

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

Warrants issued in the 2021 Financing

	2021 Investor Warrants	2021 Placement Agent Warrants
	December 31, 2021	December 31, 2021

Stock price	$1.00	$1.00
Years to maturity	2.63	2.63
Risk-free interest rate	0.87%	0.87%
Dividend yield	-	-
Expected volatility	115%	115%
Exercise Price	$3.59	$4.4875

Fair value of the warrant	$0.37	$0.36

Warrant liabilities (US$’000)	$964	$132

Warrants issued in the 2020 Financing

	2020 Investor Warrants		2020 Placement Agent Warrants
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Stock price	$1.00	$1.35	$1.00	$1.35
Years to maturity	1.95	2.95	1.95	2.95
Risk-free interest rate	0.72%	0.17%	0.72%	0.17%
Dividend yield	-	-	-	-
Expected volatility	128%	102%	128%	102%
Exercise Price	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$0.46	$0.74	$0.49	$0.74

Warrant liabilities (US$’000)	$795	$1,279	$148	$224

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued in the 2018 Financing

	2018 Investor Warrants		2018 Placement Agent Warrants
	December 31, 2020 (1)	December 31, 2019	July 2, 2021 (2)	December 31, 2020	December 31, 2019

Stock price		$1.17	$1.94	$1.35	$1.17
Years to maturity		0.55	0.04	0.05	1.05
Risk-free interest rate		1.58%	0.05%	0.08%	1.57%
Dividend yield		-	-	-	-
Expected volatility		60%	75%	59%	80%
Exercise Price		$1.4927*	$1.4927*	$1.4927*	$1.4927*

Fair value of the warrant		$0.11	$0.45	$0.02	$0.28

Warrant liabilities (US$’000)		$71	$58	$2	$36

* On September 25, 2019, as a result of the close on the first half of an unregistered private placement with a select group of investors, the exercise price of the warrants issued in the 2018 Financing that contain the “full ratchet” price protection in the event of subsequent issuances below the applicable exercise price (the “Down round feature”) was adjusted to US$1.4927.

(1)	The investor warrants issued in the 2018 Financing had expired during the year ended December 31, 2020.

(2)

The placement agent warrants issued in the 2018 Financing were cashless exercised on July 2, 2021. As a result, the Company issued approximately 0.04 million shares of the Company’s restricted common stock, with a loss of approximately US$0.02 million recognized in other income/(loss) account, which represented the difference between the fair value of these warrants on the date of the exercise and the cost of the Company’s restricted common stock issued, based on the close bid price of the Company’s common stock on the same date.

Changes in fair value of warrant liabilities

For the year ended December 31, 2021

	As of December 31, 2021	As of July 2, 2021	As of February 18, 2021	As of December 31, 2020	Change in Fair Value (Gain)/Loss
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)
Warrants issued in the 2021 Financing:
--Investor warrants	964	*	10,476	*	(9,512)
--Placement agent warrants	132	*	1,445	*	(1,313)
Warrants issued in the 2020 Financing:
--Investor warrants	795	*	*	1,279	(484)
--Placement agent warrants	148	*	*	224	(76)
Warrants issued in the 2018 Financing:
--Investor warrants	-	*	*	-	-
--Placement agent warrants	-	58	*	2	56
Warrant liabilities	2,039			1,505	(11,329)

For the year ended December 31, 2020

	As of December 31, 2020	As of December 14, 2020	As of December 31, 2019	Change in Fair Value (Gain)/Loss
	(US$’000)	(US$’000)	(US$’000)	(US$’000)
Warrants issued in the 2020 Financing:
--Investor warrants	1,279	1,746	*	(467)
--Placement agent warrants	224	305	*	(81)
Warrants issued in the 2018 Financing:
--Investor warrants	-	*	71	(71)
--Placement agent warrants	2	*	36	(34)
Warrant liabilities	1,505		107	(653)

* Not applicable.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued and outstanding at December 31, 2021 and their movements during the two years then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2020	774,000	0.63	$1.4927	774,000	0.63	$1.4927
Issued/Vested	2,030,865	3.00	$2.03	-
Expired	(645,000)		$1.4927	(645,000)		$1.4927
Exercised	-			-
Balance, December 31, 2020	2,159,865	2.78	$2.00	129,000	0.05	$1.4927
Issued/Vested	2,970,840	2.63	$3.70	5,001,705	2.36	$3.02
Expired	-			-
Exercised	(129,000)		$1.4927	(129,000)		$1,4927
Balance, December 31, 2021	5,001,705	2.36	$3.02	5,001,705	2.36	$3.02

17.	Restricted Net Assets

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

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2021 and 2020, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were approximately US$13.2 million and US$8.2 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries and VIEs of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.22 million and US$0.11 million for the years ended December 31, 2021 and 2020, respectively.

19.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and loans to unrelated parties. As of December 31, 2021, 68% of the Company’s cash and cash equivalents were held by financial institutions located in the United States of America, and the remaining 32% was held by major financial institutions located in the PRC. The Company believes that these financial institutions located in the PRC and the United States of America are of high credit quality. For accounts receivable and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that its credit risk for accounts receivable and loans to unrelated parties are significantly reduced.

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

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the years ended December 31, 2021 and 2020, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F
Year Ended December 31, 2021
Revenues, customer concentration risk	*	*	*	*	-	-

Year Ended December 31, 2020
Revenues, customer concentration risk	*	*	*	-	*	*

As of December 31, 2021
Accounts receivable, customer concentration risk	33%	32%	19%	11%	-	-

As of December 31, 2020
Accounts receivable, customer concentration risk	*	28%	-	-	27%	21%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of supplier

The following tables summarized the information about the Company’s concentration of suppliers for the years ended December 31, 2021 and 2020, respectively:

	Supplier A	Supplier B
Year Ended December 31, 2021
Cost of revenues, supplier concentration risk	73%	*

Year Ended December 31, 2020
Cost of revenues, supplier concentration risk	-	78%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

20.	Commitments and contingencies

In September 2021, in accordance with an investment contract entered into among the Company, Shenzhen Global Best Products Import & Export Co., Ltd., (“Global Best Products”), and its shareholders, the Company obtained a 9.09% equity interest in Global Best Products through the subscription of a RMB5.0 million (approximately US$0.78 million) new share capital issued by the entity. In November 2021, the Company made its first cash investment of RMB2.0 million (approximately US$0.31 million) to Global Best Products, the remaining amount is expected to be invested before June 30, 2022.

ZW DATA ACTION TECHNOLOGIES INC.

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

For the Year Ended December 31, 2021

	Internet Ad. and data service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate		Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)		US$(’000)	US$(’000)

Revenues	46,666	662	-	-		-	47,328
Cost of revenues	45,730	1,500	-	-		-	47,230
Total operating expenses	1,423	2,529	2	9,734	(1)	-	13,688
Depreciation and amortization expense included in total operating expenses	313	300	1	18		-	632
Loss from operations	(487)	(3,367)	(2)	(9,734)		-	(13,590)

Change in fair value of warrant liabilities	-	-	-	11,329		-	11,329

Net (loss)/income	(309)	(3,366)	(3)	990		-	(2,688)

Expenditure for long-term assets	1,214	-	-	280		-	1,494

Total assets-December 31, 2021	12,150	2,236	4,414	44,328		(30,497)	32,631

(1)	Including approximately US$7.03 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2020

	Internet Ad. and data service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Revenues	35,618	1,545	-	1,245	-	38,408
Cost of revenues	35,700	1,500	-	576	-	37,776
Total operating expenses	2,752	45	5	3,531 (1)	-	6,333
Depreciation and amortization expense included in total operating expenses	825	25	2	4	-	856
Loss from operations	(2,834)	-	(5)	(2,862)	-	(5,701)

Change in fair value of warrant liabilities	-	-	-	653	-	653

Net loss	(3,071)	-	(6)	(2,144)	-	(5,221)

Expenditure for long-term assets	-	1,500	503	-	-	2,003

Total assets-December 31, 2020	8,310	3,206	4,409	27,766	(23,024)	20,667

(1)	Including approximately US$2.15 million share-based compensation expenses.

22.	Loss per share

Basic and diluted loss per share for each of the years presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2021	2020
	US$(’000)	US$(’000)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(2,754)	$(5,216)

Weighted average number of common shares outstanding – Basic and diluted	33,048,921	21,602,107

Loss per share -Basic and diluted	$(0.08)	$(0.24)

For the years ended December 31, 2021 and 2020, the diluted loss per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because their effect was anti-dilutive.

23.	Share-based compensation expenses

In May 2021, the Company granted and issued 3.99 million fully-vested shares of the Company’s restricted common stock to its management and employees for their services provided to the Company. These shares were valued at the closing bid price of the Company’s common stock on the date of grant, which was US$1.67 per share. Total compensation expenses recognized was approximately US$6.66 million for the year ended December 31, 2021.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each of the year ended December 31, 2021 and 2020, the Company granted and issued 0.03 million shares of the Company’s restricted common stock to one of its independent directors, in exchange for his services to the Company. The shares issued for the years ended December 31, 2021 and 2020 were valued at US$3.13 and US$1.11 per share, respectively, the closing bid price of the Company’s common stock on the respective grant date. Total compensation expenses recognized was approximately US$0.09 million and US$0.03 million for the years ended December 31, 2021 and 2020, respectively.

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

In March 2020, the Company granted and issued 0.43 million shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a two-year period until February 2022. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.11 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.48 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the years ended December 31, 2021 and 2020 was approximately US$0.24 million and US$0.20 million, respectively.

In August 2020, the Company granted and issued 0.05 million shares of the Company restricted common stock to an information technology consulting and advisory service provider in exchange for its service for a one-year period ended July 2021. According to the service agreement, these shares are fully-vested upon issuance at the contract inception and shall not be subject to forfeiture upon termination of the agreement. The Company valued these shares at US$1.36 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.07 million as a prepayment asset in prepayment and deposit to suppliers account upon grant and issuance of these fully-vested and nonforfeitable shares. Total compensation expenses amortized for the years ended December 31, 2021 and 2020 was approximately US$0.04 million and US$0.03 million, respectively.

The table below summarized share-based compensation expenses recorded for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
	2021	2020
	US$(’000)	US$(’000)

Sales and marketing expenses	-	122
General and administrative expenses	7,028	1,884
Research and development expenses	-	146
Total	7,028	2,152

The aggregate unrecognized share-based compensation expenses as of December 31, 2021 was approximately US$0.04 million, which will be recognized for the year ending December 31, 2022.

Options issued and outstanding at December 31, 2021 and their movements for the two years then ended are as follows:

	Option Outstanding			Option Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2020	755,216	1.15	$2.43	755,216	1.15	$2.43
Granted/Vested	-			-
Exercised	-			-
Expired	(477,240)		$2.10	(477,240)		$2.10
Balance, December 31, 2020	277,976	0.91	$3.00	277,976	0.91	$3.00
Granted/Vested	-			-
Exercised	-			-
Expired	(277,976)		$3.00	(277,976)		$3.00
Balance, December 31, 2021	-			-

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Subsequent events

In January 2022, the Company provided a short-term working capital loan of US$2.50 million to an unrelated party, which will mature on May 5, 2022. The loan is unsecured and bears a fixed annualized interest rate of 7.5%.

In March 2022, the Company granted and issued an aggregate of 0.095 million fully-vested shares of the Company’s restricted common stock to two of the Company’s executive officers for their services to the Company for the year ending December 31, 2022. These shares were valued at the respective closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses related to these shares were approximately US$0.06 million.

The Company primarily conducts its operations in the PRC. In January 2020, an outbreak of a novel coronavirus (COVID-19) spread all over the country during the first fiscal quarter of 2020. The spread of COVID-19 resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The Company’s principal business activity is to provide advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The pandemic of COVID-19 in the PRC had caused and may continue to cause decreases in or delays in advertising spending, and had negatively impacted and may continue to negatively impact the Company’s short-term ability to grow revenues. Although the Chinese government had declared the COVID-19 outbreak largely under control within its border since the second fiscal quarter of 2020, there has been COVID-19 cases rebound in many provinces in China, especially in the Hong Kong Special Administrative Region since February 2022, which has spread to several large cities in South China, and uncertainties associated with the future developments of the pandemic still exist. The Company will continue to assess its financial impacts for the future periods. There can be no assurance that this assessment will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in the Company’s sector in particular.