Form 10-Q
period 2022-03-31
ZW Data Action Technologies Inc.
filed 2022-05-16
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  001-34647

ZW Data Action Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1106, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, China 100070

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

As of May 16, 2022, the registrant had 35,427,677 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.     Interim Financial Statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	March 31, 2022	December 31, 2021
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents *	$4,824	$7,173
Accounts receivable, net of allowance for doubtful accounts of $2,245 and $2,236, respectively *	3,611	3,439
Prepayment and deposit to suppliers *	6,613	7,559
Due from related parties *	78	90
Other current assets *	3,173	1,657
Total current assets	18,299	19,918

Long-term investments *	2,285	2,280
Operating lease right-of-use assets *	1,968	2,019
Property and equipment, net *	351	375
Intangible assets, net	6,989	7,523
Long-term deposits and prepayments	76	75
Deferred tax assets, net *	445	441
Total Assets	$30,413	$32,631

Liabilities and Equity
Current liabilities:
Accounts payable *	$751	$1,119
Advances from customers *	1,047	1,245
Accrued payroll and other accruals *	323	389
Taxes payable *	3,555	3,534
Operating lease liabilities *	210	202
Lease payment liabilities related to short-term leases *	111	152
Other current liabilities *	138	141
Warrant liabilities	1,244	2,039
Total current liabilities	7,379	8,821

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2022	December 31, 2021
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current	1,853	1,907
Long-term borrowing from a related party	138	137
Total Liabilities	9,370	10,865

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 100,000,000 shares; issued and outstanding 35,427,677 shares and 35,332,677 shares at March 31, 2022 and December 31, 2021, respectively)	35	35
Additional paid-in capital	61,801	61,785
Statutory reserves	2,598	2,598
Accumulated deficit	(44,451)	(43,734)
Accumulated other comprehensive income	1,060	1,082
Total ZW Data Action Technologies Inc.’s stockholders’ equity	21,043	21,766

Total equity	21,043	21,766

Total Liabilities and Equity	$30,413	$32,631

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$7,652	$8,396
From related parities	-	-
Total revenues	7,652	8,396
Cost of revenues	7,518	9,113
Gross profit/(loss)	134	(717)

Operating expenses
Sales and marketing expenses	69	28
General and administrative expenses	1,548	996
Research and development expenses	68	74
Total operating expenses	1,685	1,098

Loss from operations	(1,551)	(1,815)

Other income/(expenses)
Interest income	46	1
Other expenses, net	(9)	(24)
Change in fair value of warrant liabilities	795	2,507
Total other income	832	2,484

(Loss)/income before income tax benefit and noncontrolling interests	(719)	669
Income tax benefit	2	18
Net (loss)/income	(717)	687
Net income attributable to noncontrolling interests	-	(2)
Net (loss)/income attributable to ZW Data Action Technologies Inc.	$(717)	$685

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME（CONTINUED）

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Net (loss)/income	$(717)	$687
Foreign currency translation loss	(22)	(19)
Comprehensive (loss)/income	(739)	668
Comprehensive income attributable to noncontrolling interests	-	(2)
Comprehensive (loss)/income attributable to ZW Data Action Technologies Inc.	$(739)	$666

(Loss)/earnings per share
(Loss)/earnings per common share

Basic and diluted	$(0.02)	$0.02

Weighted average number of common shares outstanding:

Basic and diluted	35,354,954	28,505,181

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	$(717)	$687
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Depreciation and amortization	554	112
Amortization of operating lease right-of-use assets	60	36
Share-based compensation expenses	56	100
Deferred taxes	(2)	(18)
Change in fair value of warrant liabilities	(795)	(2,507)
Other non-operating income	(45)	-
Changes in operating assets and liabilities
Accounts receivable	(159)	700
Prepayment and deposit to suppliers	914	(2,630)
Other current assets	13	7
Long-term deposits and prepayments	-	(794)
Accounts payable	(373)	628
Advances from customers	(203)	169
Accrued payroll and other accruals	(66)	(188)
Other current liabilities	(36)	25
Taxes payable	7	(18)
Lease payment liability related to short-term leases	(42)	(1)
Operating lease liabilities	(56)	(14)
Net cash used in operating activities	(890)	(3,706)

Cash flows from investing activities
Cash effect of deconsolidation of VIEs’ subsidiaries	-	(8)
Investments and advances to ownership investee entities	-	(385)
Repayment from ownership investee entities	13	-
Short-term loan to unrelated parties	(2,500)	(312)
Repayment of short-term loan from unrelated parties	1,029	-
Payment for purchase of software technologies	-	(1,160)
Net cash used in investing activities	(1,458)	(1,865)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$1,600)	-	17,111
Net cash provided by financing activities	-	17,111

Effect of exchange rate fluctuation on cash and cash equivalents	(1)	(52)

Net (decrease)/increase in cash and cash equivalents	(2,349)	11,488

Cash and cash equivalents at beginning of the period	7,173	4,297
Cash and cash equivalents at end of the period	$4,824	$15,785

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2022	35,332,677	$35	$61,785	$2,598	$(43,734)	$1,082	$21,766
Share-based compensation in exchange for services from employees and directors	95,000	-	16	-	-	-	16
Net loss for the period	-	-	-	-	(717)	-	(717)
Foreign currency translation adjustment	-	-	-	-	-	(22)	(22)
Balance, March 31, 2022 (unaudited)	35,427,677	$35	$61,801	$2,598	$(44,451)	$1,060	$21,043

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

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$873	$181
Accounts receivable, net	3,285	2,796
Prepayment and deposit to suppliers	4,329	5,287
Due from related parties	78	90
Other current assets	3	4
Total current assets	8,568	8,358

Long-term investments	498	496
Operating lease right-of-use assets	19	21
Property and equipment, net	157	168
Deferred tax assets, net	445	441
Total Assets	$9,687	$9,484

Liabilities
Current liabilities:
Accounts payable	$751	$1,119
Advances from customers	936	1,113
Accrued payroll and other accruals	79	83
Taxes payable	2,868	2,849
Operating lease liabilities	9	9
Lease payment liabilities related to short-term leases	111	110
Other current liabilities	51	53
Total current liabilities	4,805	5,336

Operating lease liabilities-Non current	-	10
Total Liabilities	$4,805	$5,346

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive (loss)/income for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$7,198	$7,947
Cost of revenues	(7,518)	(8,738)
Total operating expenses	(259)	(390)
Net loss before allocation to noncontrolling interests	(585)	(1,281)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC (the “2021 Form 10-K”) on April 15, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2022, its condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, and its condensed consolidated cash flows for the three months ended March 31, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2022	December 31, 2021

Balance sheet items, except for equity accounts	6.3482	6.3757

	Three Months Ended March 31,
	2022	2021
Items in the statements of operations and comprehensive income/(loss)	6.3504	6.4844

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 are as follows:

		Fair value measurement at reporting date using
	As of March 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 15)	1,244	-	-	1,244

		Fair value measurement at reporting date using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 15)	2,039	-	-	2,039

f)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2022	2021
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Internet advertising and related services
--distribution of the right to use search engine marketing service	6,594	6,865
--online advertising placements	1,058	1,402
Ecommerce O2O advertising and marketing services	-	129
Total revenues	7,652	8,396

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	7,652	8,396
Revenue recognized at a point in time	-	-
Total revenues	7,652	8,396

Contract costs

For the three months ended March 31, 2022 and 2021, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract balances

The table below summarized the movement of the Company’s contract liabilities (advance from customers) for the three months ended March 31, 2022:

Contract liabilities
US$(’000)

Balance as of January 1, 2022	1,245
Exchange translation adjustment	5
Revenue recognized from beginning contract liability balance	(971)
Advances received from customers related to unsatisfied performance obligations	768
Balance as of March 31, 2022 (Unaudited)	1,047

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for both the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, there is no revenue recognized from performance obligations that were satisfied in prior periods.

g)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2022 and 2021 were approximately US$0.07 million for both periods.

h)	Lease

As of March 31, 2022, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$1.97 million and US$2.06 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Nine months ending December 31, 2022	235
Year ending December 31,
-2023	337
-2024	343
-2025	360
-2026	378
-2027	397
-thereafter	489
Total undiscounted lease payments	2,539
Less: imputed interest	(476)
Total operating lease liabilities as of March 31, 2022	2,063

Including:
Operating lease liabilities	210
Operating lease liabilities-Non current	1,853
2,063

Operating lease expenses:

	Three Months Ended March 31,
	2022	2021
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Long-term operating lease contracts	90	37
Short-term operating lease contracts	15	15
Total	105	52

Supplemental information related to operating leases:

Three Month Ended March 31, 2022
(Unaudited)

Operating cash flows used for operating leases (US$’000)	86
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	-
Weighted-average remaining lease term (years)	6.90
Weighted-average discount rate	6%

4.	Accounts receivable, net

	March 31, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,856	5,675
Allowance for doubtful accounts	(2,245)	(2,236)
Accounts receivable, net	3,611	3,439

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of March 31, 2022 and December 31, 2021, the Company provided approximately US$2.2 million allowance for doubtful accounts, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. No allowance for doubtful accounts was provided for either the three months ended March 31, 2022 or 2021.

5.	Prepayments and deposit to suppliers

	March 31, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	633	934
Prepayments to advertising resources providers	4,579	5,185
Deposit and prepayment for other investing contracts	1,000	1,000
Other deposits and prepayments	401	440
	6,613	7,559

6.	Due from related parties, net

	March 31, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	63	62
Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”)	15	28
Due from related parties, net	78	90

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

As of March 31, 2022 and December 31, 2021, due from Zhongwang Xiyue represented the outstanding receivables for the advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of March 31, 2022, due from Gong Xiang Technology was a short-term working capital loan provided to this investee entity, which loan is expected to be repaid to the Company for the year ending December 31, 2022.

7.	Other current assets, net

As of March 31, 2022, other current assets primarily include an aggregate principal amount of US$3.12 million unsecured working capital loans that the Company provided to unrelated parties, of which US$1.02 million has been collected in April 2022, and an approximately US$0.05 million interest receivable accrued for one of the working capital loans, which has been received in April 2022. The remaining balances of these loans are expected to be fully repaid to the Company before December 31, 2022.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2022	2,280
Exchange translation adjustment	5
Cash investments during the year	-
Disposed during the year	-
Balance as of March 31, 2022 (Unaudited)	2,285

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2022, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 10%, 9.09%,15%, 17% and 19% equity interest in each New Business Holdings Limited (“New Business”), Guang Dong WeFriend Co., Ltd. (“Guangdong WeFriend”), Shenzhen Global Best Products Import & Export Co., Ltd. (“Global Best Products”), Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”), Xiao Peng Education Technology (Hubei) Co., Ltd. (“Xiao Peng Education”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

9.	Property and equipment, net

	March 31, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	937	933
Office equipment	948	944
Electronic devices	632	629
Leasehold improvement	203	202
Property and equipment, cost	2,720	2,708
Less: accumulated depreciation	(2,369)	(2,333)
Property and equipment, net	351	375

Depreciation expenses for the three months ended March 31, 2022 and 2021 were approximately US$0.03 million and US$0.001 million, respectively.

10.	Intangible assets, net

	As of March 31, 2022 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,462	(1,014)	(448)	-
Licensed products use right	1,201	(285)	-	916

--5 years life:
Internet Ad tracking system	1,155	(229)	-	926
Live streaming technology	1,500	(400)	-	1,100

--3 years life:
Blockchain integrated framework	4,038	(337)	-	3,701
Bo!News application	378	(32)	-	346
Other computer software	123	(123)	-	-
Total	$9,857	$(2,420)	$(448)	$6,989

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2021
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,456	(1,010)	(446)	-
Licensed products use right	1,205	(255)	-	950

--5 years life:
Internet Ad tracking system	1,158	(174)	-	984
Live streaming technology	1,500	(325)	-	1,175

--3 years life:
Blockchain integrated framework	4,038		-	4,038
Bo!News application	376	-	-	376
Other computer software	123	(123)	-	-
Total	9,856	(1,887)	(446)	7,523

Amortization expenses for the three months ended March 31, 2022 and 2021 were approximately US$0.53 million and US$0.11 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 3.69 years as of March 31, 2022, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$1.59 million for the year ending December 31, 2022, approximately US$2.12 million each year for the year ending December 31, 2023 and 2024, approximately US$0.63 million for the year ending December 31, 2025, approximately US$0.18 million for the year ending December 31, 2026, and approximately US$0.12 million for the year ending December 31, 2027.

11.	Long-term deposits and prepayments

As of  March 31, 2022 and December 31, 2021, long-term deposits and prepayments represented the Company’s operating deposits and prepayments that were not expected to be refunded or consumed within one year of the respective reporting date.

12.	Accrued payroll and other accruals

	March 31, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	138	142
Accrued operating expenses	185	247
	323	389

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Taxation

As of March 31, 2022 and December 31, 2021, taxes payable consists of:

	March 31, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,427	1,414
Enterprise income tax payable	2,128	2,120
Total taxes payable	3,555	3,534

For the three months ended March 31, 2022 and 2021, the Company’s income tax benefit consisted of:

	Three Months Ended March 31,
	2022	2021
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	-	-
Deferred	2	18
Income tax benefit	2	18

The Company’s deferred tax assets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	12,471	12,130
Operating lease cost	26	23
Bad debts provision	561	559
Valuation allowance	(12,613)	(12,271)
Deferred tax assets, net	445	441

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$31.5 million and US$31.0 million at March 31, 2022 and December 31, 2021, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$19.3 million and US$18.3 million as of March 31, 2022 and December 31, 2021, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2027. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded approximately US$12.6 million and US$12.3 million valuation allowance as of March 31, 2022 and December 31, 2021, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2022 and 2021, the Company recorded approximately US$0.32 million and US$0.31 million deferred tax valuation allowance, respectively.

14.	Long-term borrowing from a related party

Long-term borrowing from a related party is a non-interest bearing loan from a related party of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary, Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”), which is not expected to be repaid within one year.

15.	Warrant liabilities

The Company issued warrants to certain institutional investors and the Company’s placement agent in the registered direct offerings consummated in  February 2021 (the “2021 Financing”), December 2020 (the “2020 Financing”), and January 2018 (the “2018 Financing”), which warrants were accounted for as derivative liabilities and measured at fair value with changes in fair value be recorded in earnings in each reporting period.

Warrants issued in the 2021 Financing:

	2021 Investor Warrants		2021 Placement Agent Warrants
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Stock price	$0.73	$1.00	$0.73	$1.00
Years to maturity	2.38	2.63	2.38	2.63
Risk-free interest rate	2.35%	0.87%	2.35%	0.87%
Dividend yield	-	-	-	-
Expected volatility	121%	115%	121%	115%
Exercise Price	$3.59	$3.59	$4.4875	$4.4875

Fair value of the warrant	$0.24	$0.37	$0.23	$0.36

Warrant liabilities (US$’000)	$626	$964	$84	$132

	2021 Investor Warrants		2021 Placement Agent Warrants
	March 31, 2021	February 18, 2021*	March 31, 2021	February 18, 2021*

Stock price	$2.64	$4.48	$2.64	$4.48
Years to maturity	3.38	3.50	3.38	3.50
Risk-free interest rate	0.41%	0.26%	0.41%	0.26%
Dividend yield	-	-	-	-
Expected volatility	168%	168%	168%	168%
Exercise Price	$3.59	$3.59	$4.4875	$4.4875

Fair value of the warrant	$2.28	$4.02	$2.24	$3.96

Warrant liabilities (US$’000)	$5,942	$10,476	$817	$1,445

* Closing date of the 2021 Financing.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants issued in the 2020 Financing:

	2020 Investor Warrants		2020 Placement Agent Warrants
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Stock price	$0.73	$1.00	$0.73	$1.00
Years to maturity	1.70	1.95	1.70	1.95
Risk-free interest rate	2.23%	0.72%	2.23%	0.72%
Dividend yield	-	-	-	-
Expected volatility	127%	128%	127%	128%
Exercise Price	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$0.26	$0.46	$0.28	$0.49

Warrant liabilities (US$’000)	$449	$795	$85	$148

	2020 Investor Warrants		2020 Placement Agent Warrants
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

Stock price	$2.64	$1.35	$2.64	$1.35
Years to maturity	2.70	2.95	2.70	2.95
Risk-free interest rate	0.29%	0.17%	0.29%	0.17%
Dividend yield	-	-	-	-
Expected volatility	120%	102%	120%	102%
Exercise Price	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$1.95	$0.74	$1.95	$0.74

Warrant liabilities (US$’000)	$3,370	$1,279	$590	$224

Warrants issued in the 2018 Financing:

	2018 Placement Agent Warrants *
	As of March 31, 2021	As of December 31, 2020

Stock price	$2.64	$1.35
Years to maturity	0.30	0.05
Risk-free interest rate	0.03%	0.08%
Dividend yield	-	-
Expected volatility	206%	59%
Exercise Price	$1.4927	$1.4927

Fair value of the warrant	$1.55	$0.02

Warrant liabilities (US$’000)	$200	$2

* The investor warrants issued in the 2018 Financing expired in July 2020. The placement agent warrants issued in the 2018 Financing were cashless exercised in July 2021.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in fair value of warrant liabilities

Three Months Ended March 31, 2022 (Unaudited)

	As of March 31, 2022	As of December 31, 2021	Change in Fair Value (gain)/loss
	(US$’000)	(US$’000)	(US$’000)
Fair value of the Warrants:

Warrants issued in the 2021 Financing：
--Investor Warrants	626	964	(338)
--Placement Agent Warrants	84	132	(48)
Warrants issued in the 2020 Financing:
--Investor Warrants	449	795	(346)
--Placement Agent Warrants	85	148	(63)
Warrant liabilities	1,244	2,039	(795)

Three Months Ended March 31, 2021 (Unaudited)

	As of March 31, 2021	As of February 18, 2021	As of December 31, 2020	Change in Fair Value (gain)/loss
	(US$’000)	(US$’000)	(US$’000)	(US$’000)
Fair value of the Warrants:

Warrants issued in the 2021 Financing:
--Investor Warrants	5,942	10,476	*	(4,534)
--Placement Agent Warrants	817	1,445	*	(628)
Warrants issued in the 2020 Financing:
--Investor Warrants	3,370	*	1,279	2,091
--Placement Agent Warrants	590	*	224	366
Warrants issued in the 2018 Financing:
--Placement Agent Warrants	200	*	2	198
Warrant liabilities	10,919	11,921	1,505	(2,507)

* Not applicable.

Warrants issued and outstanding as of March 31, 2022 and their movements during the three months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2022	5,001,705	2.36	$3.02	5,001,705	2.36	$3.02
Granted/Vested	-			-
Exercised	-			-
Balance, March 31, 2022 (Unaudited)	5,001,705	2.11	$3.02	5,001,705	2.11	$3.02

16.	Restricted net assets

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

ZW DATA ACTION TECHNOLOGIES INC.

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

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2022 and December 31, 2021, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were approximately US$15.2 million and US$13.2 million, respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries and VIEs of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.07 million and US$0.05 million for the three months ended March 31, 2022 and 2021, respectively.

18.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and loans to unrelated parties. As of Mach 31, 2022, 52% of the Company’s cash and cash equivalents were held by financial institutions located in the United States of America, and the remaining 48% was held by major financial institutions located in the PRC. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that its credit risk for accounts receivable and loans to unrelated parties are significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the three months ended March 31, 2022 and 2021, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E

Three Months Ended March 31, 2022
Revenues, customer concentration risk	13%	-	*	-	*

Three Months Ended March 31, 2021
Revenues, customer concentration risk	*	18%	*	*	*

As of March 31, 2022
Accounts receivable, customer concentration risk	44%	-	29%	*	*

As of December 31, 2021
Accounts receivable, customer concentration risk	33%	-	32%	19%	11%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the three months ended March 31, 2022 and 2021, respectively:

	Supplier A	Supplier B
Three Months Ended March 31, 2022
Cost of revenues, supplier concentration risk	60%	22%

Three Months Ended March 31, 2021
Cost of revenues, supplier concentration risk	52%	30%

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	Commitments and contingencies

In 2021, in accordance with an investment contract entered into among the Company, Shenzhen Global Best Products Import & Export Co., Ltd., (“Global Best Products”), and the shareholders of Global Best Products, the Company acquired a 9.09% equity interest in Global Best Products through the subscription of a RMB5.0 million (approximately US$0.79 million) new share capital issued by Global Best Products. In November 2021, the Company made its first investment in cash of RMB2.0 million (approximately US$0.32 million) to Global Best Products. The remaining investment amount of RMB3.0 million (approximately US$0.47 million) is expected to be invested before December 31, 2022.

The Company is currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. The Company may from time to time become a party to various legal or administrative proceedings arising in its ordinary course of business.

20.	Segment reporting

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

Three Months Ended March 31, 2022 (Unaudited)

	Internet Ad and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate		Inter- segment and reconciling item	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)		US$(‘000)	US$(‘000)

Revenues	7,652	-	-	-		-	7,652
Cost of revenues	7,518	-	-	-		-	7,518
Total operating expenses	288	329	368	700	(1)	-	1,685
Depreciation and amortization expense included in total operating expenses	89	75	368	22		-	554
Operating loss	(154)	(329)	(368)	(700)		-	(1,551)

Change in fair value of warrant liabilities	-	-	-	795		-	795

Net (loss)/income	(167)	(328)	(368)	146			(717)

Total assets-March 31, 2022	12,666	1,594	4,048	42,659		(30,554)	30,413
Total assets-December 31, 2021	12,150	2,236	4,414	44,328		(30,497)	32,631

(1)	Including approximately US$0.06 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2021 (Unaudited)

	Internet Ad and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate		Inter- segment and reconciling item	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)		US$(‘000)	US$(‘000)

Revenues	8,267	129	-	-		-	8,396
Cost of revenues	8,738	375	-	-		-	9,113
Total operating expenses	383	203	1	511	(1)	-	1,098
Depreciation and amortization expense included in total operating expenses	35	75	1	1		-	112
Operating loss	(854)	(449)	(1)	(511)		-	(1,815)

Change in fair value of warrant liabilities	-	-	-	2,507		-	2,507

Net (loss)/income	(954)	(449)	(1)	2,091			687

Expenditure for long-term assets	1,160	-	-	-		-	1,160

(1)	Including approximately US$0.10 million share-based compensation expenses.

21.	(Loss)/earnings per share

Basic and diluted (loss)/earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2022	2021
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net (loss)/income attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted income/(loss) per share)	$(717)	$685

Weighted average number of common shares outstanding -Basic and diluted	35,354,954	28,505,181

(Loss)/earnings per share -Basic and diluted	$(0.02)	$0.02

For the three months ended March 31, 2022 and 2021, the diluted (loss)/earnings per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because their effect was anti-dilutive.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Share-based compensation expenses

In March 2022, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued an aggregate of 0.095 million fully-vested shares of the Company’s restricted common stock to two of the Company’s executive officers in exchange for their services to the Company for the year ending December 31, 2022. These shares were valued at the closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses amortized for the three months ended March 31, 2022 was approximately US$0.02 million.

For the three months ended March 31, 2022, the Company also amortized an approximately US$0.04 million compensation expense in the aggregate, which was related to fully-vested and nonforfeitable restricted common stock granted and issued to one of its service providers in March 2020.

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-
General and administrative expenses	56	100
Research and development expenses	-	-
Total	56	100

The aggregate unrecognized share-based compensation expenses as of March 31, 2022 was approximately US$0.05 million, which will be recognized for the year ending December 31, 2022.

23.	Subsequent event

The Company primarily conducts its operations in the PRC. In  January 2020, an outbreak of a novel coronavirus (COVID-19) spread all over the country during the first fiscal quarter of 2020. The spread of COVID-19 resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The Company’s principal business activity is to provide advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The pandemic of COVID-19 in the PRC had caused and  may continue to cause decreases in or delays in advertising spending, and had negatively impacted and  may continue to negatively impact the Company’s short-term ability to grow revenues. Although the Chinese government had declared the COVID-19 outbreak largely under control within its border since the second fiscal quarter of 2020, there has been COVID-19 cases rebound in many provinces in China, and uncertainties associated with the future developments of the pandemic still exist. The Company will continue to assess its financial impacts for the future periods. There can be no assurance that this assessment will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in the Company’s sector in particular.

Except for the above mentioned matters, there is no other material event which are required to be adjusted or disclosed as of the date of this consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Basis of presentation, management estimates and critical accounting policies and estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our 2021 Form 10-K.

We believe that the assumptions and estimates associated with revenue recognition, valuation of accounts receivable and fair value measurement of warrant liabilities have the greatest potential impacts on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

●

Our revenues are recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenues from distribution of the right to use search engine marketing service are recognized on a gross basis, because we determine that we are a principal in the transaction who control the services before they are transferred to our customers. Our revenues from the online advertising placement service are recognized ratably over the period the advertisement is placed and, as such, we consider the services to have been delivered.

●

Our accounts receivable is recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable balance. Our determination of allowance for doubtful accounts is combining with aging data, collection history and various subjective factors and considerations, such as customer-specific risks, changes in economic conditions.

●

We determined that the warrants we issued in various financing activities should be accounted for as derivative liabilities and measured at fair value with changes in fair value be recorded in earnings in each reporting period. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value of our warrant liabilities was determined based on significant unobservable inputs, such as volatility of our stock price, risk free interest rate.

A.         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues
From unrelated parties	$7,652	$8,396
From related parties	-	-
Total revenues	7,652	8,396
Cost of revenues	7,518	9,113
Gross profit/(loss)	134	(717)

Operating expenses
Sales and marketing expenses	69	28
General and administrative expenses	1,548	996
Research and development expenses	68	74
Total operating expenses	1,685	1,098

Loss from operations	(1,551)	(1,815)

Other income/(expenses)
Interest income	46	1
Other expenses, net	(9)	(24)
Change in fair value of warrant liabilities	795	2,507
Total other income	832	2,484

(Loss)/income before income tax benefit and noncontrolling interests	(719)	669
Income tax benefit	2	18
Net (loss)/income	(717)	687
Net income attributable to noncontrolling interests	-	(2)
Net (loss)/income attributable to ZW Data Action Technologies Inc.	$(717)	$685

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2022		2021
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$1,058	13.8%	$1,402	16.7%
-Distribution of the right to use search engine marketing service	6,594	86.2%	6,865	81.8%
Internet advertising and related services	7,652	100.0%	8,267	98.5%
Ecommerce O2O advertising and marketing services	-	-	129	1.5%
Total	$7,652	100.0%	$8,396	100.0%

Total Revenues: Our total revenues decreased to US$7.65 million for the three months ended March 31, 2022 from US$8.40 million for the same period last year, which was primarily due to the decrease in revenues from our Internet advertising and related services business segment.

●

Revenues from our core businesses, Internet advertising and distribution of the right to use search engine marketing service, for the three months ended March 31, 2022 decreased to US$1.06 million and US$6.59 million, respectively, compared with US$1.40 million and US$6.87 million for the three months ended March 31, 2021, respectively. The decreases were mainly due to repeated regional COVID-19 rebound cases in many provinces in China during the first quarter of fiscal 2022, which resulted in regional temporary quarantine and business shutdown that affected business of most of our clients, i.e., SMEs.

●

For the three months ended March 31, 2021, we generated an approximately US$0.13 million Ecommerce O2O advertising and marketing service revenues from distribution of the advertising spaces in outdoor billboards we purchased from a third party, which business we had terminated by the end of fiscal 2021.

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

	Three Months Ended March 31,
	2022			2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$1,058	971	8%	$1,402	1,277	9%
-Distribution of the right to use search engine marketing service	6,594	6,547	1%	6,865	7,461	-9%
-Data and technical services	-	-	-	-	-	-
Internet advertising and related services	7,652	7,518	2%	8,267	8,738	-6%
Ecommerce O2O advertising and marketing services	-	-	-	129	375	-191%
Total	$7,652	$7,518	2%	$8,396	$9,113	-9%

Cost of revenues: our total cost of revenues decreased to US$7.52 million for the three months ended March 31, 2022 from US$9.11 million for the three months ended March 31, 2021. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource and other direct costs associated with providing our services. The decrease in our total cost of revenues for the three months ended March 31, 2022 was primarily due to the decrease in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines and cost related to providing Internet advertising services on our ad portals, which was in line with the decrease in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the three months ended March 31, 2022, our total cost of revenues for Internet advertising and data service decreased to US$0.97 million from approximately US$1.28 million for the three months ended March 31, 2021, which was in line with the decrease in revenues as a result of temporary quarantine and business shutdown due to regional rebound of COVID-19 in many provinces of China during the first fiscal quarter of 2022. The gross margin rate of our Internet advertising and data service was 8% and 9% for the three months ended March 31, 2022 and 2021, respectively. We anticipate the gross margin rate of this business category will maintain at this level in the following quarters of fiscal 2022.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the three months ended March 31, 2022, our total cost of revenues for distribution of the right to use search engine marketing service decreased to US$6.55 million from approximately US$7.46 million for the three months ended March 31, 2021, which was in line with the decrease in revenues as a result of the regional COVID-19 rebound incurred during the first fiscal quarter of 2022, as discussed above. On the other hand, gross margin rate of this service improved to 1% for the three months ended March 31, 2022, compared with -9% for the first fiscal quarter of 2021, when we sold the search engine marketing resource below cost to secure our client base and competitive advantage under the post COVID-19 business recovery environment. We anticipant the gross margin rate of this business category will continue to improve slightly in the following quarters of fiscal 2022.

●

For the three months ended March 31, 2021, cost for our Ecommerce O2O advertising and marketing service revenues of approximately US$0.38 million was the amortized cost for the related outdoor billboards ad spaces we pre-purchased.

Gross Profit

As a result of the foregoing, we generated a gross profit of approximately US$0.13 million for the three months ended March 31, 2022, compared with a gross loss of approximately US$0.72 million incurred for the three months ended March 31, 2021. Our overall gross margin improved to 2% for the three months ended March 31, 2022, compared with -9% for the three months ended March 31, 2021. The generation of gross profit and improvement of our overall gross margin rate for the three months ended March 31, 2022 was mainly attributable to the improvement of gross margin rate of our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, which accounted for approximately 86.2% of our total revenues for the three months ended March 31, 2022 to 1%, compared with -9% incurred for the three months ended March 31, 2021, as discussed above.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2022		2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$7,652	100%	$8,396	100%
Gross profit/(loss)	134	2%	(717)	-9%

Sales and marketing expenses	69	0.9%	28	0.3%
General and administrative expenses	1,548	20.2%	996	11.9%
Research and development expenses	68	0.9%	74	0.9%
Total operating expenses	1,685	22.0%	1,098	13.1%

Operating Expenses: Our total operating expenses was approximately US$1.69 million and US$1.10 million for the three months ended March 31, 2022 and 2021, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.07 million and US$0.03 million for the three months ended March 31, 2022 and 2021, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, other advertising and promotional expenses, staff salaries, staff benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the three months ended March 31, 2022, the increase in our sales and marketing expenses was primarily due to the increase in staff salaries, staff benefits and other general office expenses of our sales department in Guangzhou, as a result of the business development of our Guangzhou office since the fourth fiscal quarter of 2021.

●

General and administrative expenses: General and administrative expenses increased to US$1.55 million for the three months ended March 31, 2022 from US$1.00 million for the same period in 2021. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the three months ended March 31, 2022, the increase in our general and administrative expenses was primarily due to increase in amortization of administrative assets.

●

Research and development expenses: Research and development expenses were US$0.07 million for both the three months ended March 31, 2022 and 2021. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the three months ended March 31, 2022, there was no significant fluctuation of our research and development expenses, compared with that for the same period last year.

●

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$1.55 million and US$1.82 million for the three months ended March 31, 2022 and 2021, respectively.

●

Interest income: For the three months ended March 31, 2022, we accrued an approximately US$0.05 million interest income primarily relating to a short-term working capital loan provided to an unrelated party. This accrued interest income has been received in April 2022.

●

Change in fair value of warrant liabilities: We issued warrants in various financing activities, which we determined that the warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$0.80 million and US$2.51 million was recognized for the three months ended March 31, 2022 and 2021, respectively.

●

(Loss)/income before income tax benefit and noncontrolling interests: As a result of the foregoing, our loss before income tax benefit for the three months ended March 31, 2022 was approximately US$0.72 million, compared with a net income before income tax benefit and noncontrolling interest of approximately US$0.67 million for the three months ended March 31, 2021.

●

Income Tax benefit: For the three months ended March 31, 2022, we recognized an approximately US$0.002 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of this entity. For the three months ended March 31, 2021, we recognized an approximately US$0.10 million income tax benefit in relation to net loss generated by one of our operating subsidiaries for the period, which amount was partially offset by an approximately US$0.08 million income tax expense recognized in relation to additional deferred tax assets provision provided by another operating VIE of ours for the period.

●

Net (loss)/income: As a result of the foregoing, for the three months ended March 31, 2022, we incurred a net loss of approximately US$0.72 million, compared with a net income of approximately US$0.69 million for the three months ended March 31, 2021.

●

Net income attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain and beneficially owned 51% equity interest. In October 2020, we incorporated another majority-owned subsidiary, Qiweilian Guangzhou and beneficially owned 51% equity interest. Due to changes in business strategies, we disposed our 51% equity interest in both Business Opportunity Chain and Qiweilian Guangzhou to unrelated parties during fiscal 2021. For the three months ended March 31, 2021, before we disposed our equity interests in these entities, net income allocated to the noncontrolling interest shareholders of these entities was approximately US$0.002 million.

●

Net (loss)/income attributable to ZW Data Action Technologies Inc.: Total net (loss)/income as adjusted by net income attributable to the noncontrolling interest shareholders as discussed above yields the net (loss)/income attributable to ZW Data Action Technologies Inc. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$0.72 million for the three months ended March 31, 2022, compared with a net income attributable to ZW Data Action Technologies Inc. of approximately US$0.69 million for the three months ended March 31, 2021.

B.         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2022, we had cash and cash equivalents of approximately US$4.82 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	Amounts in thousands of US dollars

Net cash used in operating activities	$(890)	$(3,706)
Net cash used in investing activities	(1,458)	(1,865)
Net cash provided by financing activities	-	17,111
Effect of Effect of exchange rate changes	(1)	(52)
Net (decrease)/increase in cash and cash equivalents	$(2,349)	$11,488

Net cash used in operating activities

For the three months ended March 31, 2022, our net cash used in operating activities of approximately US$0.89 million were primarily attributable to:

(1)

net income excluding approximately US$0.55 million of non-cash expenses of depreciation and amortizations; approximately US$0.06 million amortization of operating lease right-of-use assets, approximately US$0.06 million share-based compensation; approximately US$0.80 million gain from change in fair value of warrant liabilities; approximately US$0.002 million deferred tax benefit; and approximately US$0.05 million other non-operating income, yielded the non-cash and non-operating items excluded net loss of approximately US$0.89 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-

prepayment and deposit to suppliers decreased by approximately US$0.91 million, primarily due to utilization of the prepayment made to suppliers as of December 31, 2021 through Ad resource and other services received from suppliers during the first fiscal quarter of 2022;

-	other current assets decreased by approximately by US$0.01 million; and

-	tax payables increased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.16 million；

-	accounts payable decreased by approximately US$0.37 million;

-	advance from customers decreased by approximately US$0.20 million, primarily due to recognizing revenues from opening contract liabilities during the period; and

-	accruals, other current liabilities, operating lease liabilities and short-term lease payment payables decreased by approximately US$0.20 million in the aggregate.

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

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable decreased by approximately US$0.70 million, due to strengthen of collection management;

-	accounts payable increased by approximately US$0.63 million, due to more favorable payment terms granted by a new supplier;

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

Net cash used in investing activities

For the three months ended March 31, 2022, (1) we provided to an unrelated party a short-term loan of US$2.5 million, of which US$1.02 million has been collected in April 2022, and the remaining balance is expected to be repaid before December 31, 2022; and (2) we received an approximately US$1.03 million and US$0.01 million repayment of short-term loans, which was provided to another third-party borrower and one of our unconsolidated investees in previous periods, respectively. In the aggregate, these transactions result in a net cash outflow from investing activities of approximately US$1.46 million for the three months ended March 31, 2022.

For the three months ended March 31, 2021, (1) we made an aggregate of approximately US$0.34 million cash investment to our investee entities, and provided an additional approximately US$0.05 million temporary loan to one of our investee entities; (2) we paid US$1.16 million for the purchase of an Internet Ad tracking system to further enhance the effectiveness of our Internet advertising business; (3) we provided to an unrelated party an additional short-term loan of approximately US$0.31 million; and (4) cash decreased by approximately US$0.01 as a result of deconsolidation of VIEs’ subsidiaries during the period. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$1.87 million for the three months ended March 31, 2021.

Net cash provided by financing activities

For the three months ended March 31, 2022, no cash was provided by or used in financing activities.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of March 31, 2022 and December 31, 2021, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were approximately US$15.2 million and US$13.2 million, respectively.

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

Commitments

In 2021, in accordance with an investment contract entered into among our company, Shenzhen Global Best Products Import & Export Co., Ltd., (“Global Best Products”), and the shareholders of Global Best Products, we acquired a 9.09% equity interest in Global Best Products through the subscription of a RMB5.0 million (approximately US$0.79 million) new share capital issued by Global Best Products. In November 2021, we made our first investment in cash of RMB2.0 million (approximately US$0.32 million) to Global Best Products. The remaining investment amount of RMB3.0 million (approximately US$0.47 million) is expected to be paid by December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: May 16, 2022	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer (Principal Accounting and Financial Officer)