Form 10-Q
period 2022-06-30
ZW Data Action Technologies Inc.
filed 2022-08-19
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 19, 2022, the registrant had 35,827,677 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	June 30, 2022	December 31, 2021
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents *	$4,454	$7,173
Accounts receivable, net of allowance for doubtful accounts of $2,454 and $2,236, respectively *	3,238	3,439
Prepayment and deposit to suppliers *	6,303	7,559
Due from related parties *	15	90
Other current assets, net *	1,602	1,657
Total current assets	15,612	19,918

Long-term investments *	2,216	2,280
Operating lease right-of-use assets *	2,038	2,019
Property and equipment, net *	307	375
Intangible assets, net	6,440	7,523
Long-term deposits and prepayments *	121	75
Deferred tax assets, net *	423	441
Total Assets	$27,157	$32,631

Liabilities and Equity
Current liabilities:
Accounts payable *	$567	$1,119
Advance from customers *	794	1,245
Accrued payroll and other accruals *	163	389
Taxes payable *	3,376	3,534
Operating lease liabilities *	391	202
Lease payment liability related to short-term leases *	105	152
Other current liabilities *	136	141
Warrant liabilities	257	2,039
Total current liabilities	5,789	8,821

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2022	December 31, 2021
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current *	1,748	1,907
Long-term borrowing from a related party	130	137
Total Liabilities	7,667	10,865

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 100,000,000 shares; issued and outstanding 35,827,677 shares and 35,332,677 shares at June 30, 2022 and December 31, 2021, respectively)	36	35
Additional paid-in capital	61,956	61,785
Statutory reserves	2,598	2,598
Accumulated deficit	(46,165)	(43,734)
Accumulated other comprehensive income	1,065	1,082
Total ZW Data Action Technologies Inc.’s stockholders’ equity	19,490	21,766

Total equity	19,490	21,766

Total Liabilities and Equity	$27,157	$32,631

*All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$14,597	$22,947	$6,945	$14,551
From a related party	-	-	-	-
Total revenues	14,597	22,947	6,945	14,551
Cost of revenues	14,544	23,882	7,026	14,769
Gross profit/(loss)	53	(935)	(81)	(218)

Operating expenses
Sales and marketing expenses	147	101	78	73
General and administrative expenses	4,046	8,895	2,498	7,899
Research and development expenses	124	163	56	89
Total operating expenses	4,317	9,159	2,632	8,061

Loss from operations	(4,264)	(10,094)	(2,713)	(8,279)

Other income/(expenses)
Interest income	75	2	29	1
Other (expenses)/income, net	(28)	302	(19)	326
Loss on disposal of long-term investments	-	(38)	-	(38)
Change in fair value of warrant liabilities	1,782	6,829	987	4,322
Total other income	1,829	7,095	997	4,611

Loss before income tax benefit and noncontrolling interests	(2,435)	(2,999)	(1,716)	(3,668)
Income tax benefit	4	40	2	22
Net loss	(2,431)	(2,959)	(1,714)	(3,646)
Net income attributable to noncontrolling interests	-	(2)	-	-
Net loss attributable to ZW Data Action Technologies Inc.	$(2,431)	$(2,961)	$(1,714)	$(3,646)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(CONTINUED)

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(2,431)	$(2,959)	$(1,714)	$(3,646)
Foreign currency translation (loss)/gain	(17)	(23)	5	(4)
Comprehensive loss	$(2,448)	$(2,982)	$(1,709)	$(3,650)
Comprehensive (income)/loss attributable to noncontrolling interests	-	(1)	-	1
Comprehensive loss attributable to ZW Data Action Technologies Inc.	$(2,448)	$(2,983)	$(1,709)	$(3,649)

Loss per share
Loss per common share
Basic and diluted	$(0.07)	$(0.10)	$(0.05)	$(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	35,442,345	30,727,546	35,528,776	32,925,488

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,431)	$(2,959)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,108	282
Amortization of operating lease right-of-use assets	134	92
Share-based compensation expenses	84	6,857
Provision for allowances for doubtful accounts	947	-
Loss on disposal of long-term investments	-	38
Deferred taxes	(4)	(40)
Change in fair value of warrant liabilities	(1,782)	(6,829)
Other non-operating income	(72)	-
Changes in operating assets and liabilities
Accounts receivable	(290)	(1,284)
Prepayment and deposit to suppliers	1,100	(980)
Due from related parties	60	-
Other current assets	29	8
Long-term deposits and prepayments	(51)	(554)
Accounts payable	(513)	403
Advance from customers	(402)	89
Accrued payroll and other accruals	(220)	(197)
Other current liabilities	311	(123)
Taxes payable	8	(49)
Lease payment liability related to short-term leases	(41)	(54)
Operating lease liabilities	(119)	(31)
Net cash used in operating activities	(2,144)	(5,331)

Cash flows from investing activities
Payment for leasehold improvements and purchase of vehicles, furniture and office equipment	-	(221)
Cash effect of deconsolidation of VIEs’ subsidiaries	-	(8)
Investments and advances to ownership investee entities	-	(463)
Repayment from ownership investee entities	12	-
Short-term loans to unrelated parties	(2,600)	(312)
Repayment of short-term loans and interest income from unrelated parties	2,109	1,303
Payment for purchase of software technologies	-	(1,160)
Deposit and prepayment paid for contracts of other investing activities	-	(3,500)
Net cash used in investing activities	(479)	(4,361)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$1,600)	-	17,111
Net cash provided by financing activities	-	17,111

Effect of exchange rate fluctuation on cash and cash equivalents	(96)	36

Net (decrease)/increase in cash and cash equivalents	(2,719)	7,455

Cash and cash equivalents at beginning of the period	7,173	4,297
Cash and cash equivalents at end of the period	$4,454	$11,752

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2022

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2022	35,332,677	$35	$61,785	$2,598	$(43,734)	$1,082	$21,766
Share-based compensation in exchange for services from employees and directors	95,000	-	16	-	-	-	16
Net loss for the period	-	-	-	-	(717)	-	(717)
Foreign currency translation adjustment	-	-	-	-	-	(22)	(22)
Balance, March 31, 2022 (unaudited)	35,427,677	$35	$61,801	$2,598	$(44,451)	$1,060	$21,043
Share-based compensation in exchange for services from nonemployees	400,000	1	139	-	-	-	140
Share-based compensation in exchange for services from employees and directors	-	-	16	-	-	-	16
Net loss for the period	-	-	-	-	(1,714)	-	(1,714)
Foreign currency translation adjustment	-	-	-	-	-	5	5
Balance, June 30, 2022 (unaudited)	35,827,677	$36	$61,956	$2,598	$(46,165)	$1,065	$19,490

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

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$577	$181
Accounts receivable, net	3,238	2,796
Prepayment and deposit to suppliers	3,429	5,287
Due from related parties	15	90
Other current assets, net	3	4
Total current assets	7,262	8,358

Long-term investments	471	496
Operating lease right-of-use assets	250	21
Property and equipment, net	138	168
Long-term deposits and prepayments	49	-
Deferred tax assets, net	423	441
Total Assets	$8,593	$9,484

Liabilities
Current liabilities:
Accounts payable	$567	$1,119
Advance from customers	735	1,113
Accrued payroll and other accruals	61	83
Taxes payable	2,714	2,849
Operating lease liabilities	195	9
Lease payment liability related to short-term leases	105	110
Other current liabilities	48	53
Total current liabilities	4,425	5,336

Operating lease liabilities-Non current	48	10
Total Liabilities	$4,473	$5,346

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the VIEs' assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$13,862	$20,618	$6,664	$12,671
Cost of revenues	(14,544)	(23,132)	(7,026)	(14,394)
Total operating expenses	(848)	(712)	(589)	(322)
Net loss before allocation to noncontrolling interests	(1,553)	(3,407)	(968)	(2,126)

3.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of June 30, 2022 and for the six and three months ended June 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC (the “2021 Form 10-K”) on April 15, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2022, its condensed consolidated results of operations for the six and three months ended June 30, 2022 and 2021, and its condensed consolidated cash flows for the six months ended June 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2022	December 31, 2021

Balance sheet items, except for equity accounts	6.7114	6.3757

	Six Months Ended June 30,
	2022	2021

Items in the statements of operations and comprehensive loss	6.4835	6.4718

	Three Months Ended June 30,
	2022	2021

Items in the statements of operations and comprehensive loss	6.6144	6.4596

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 are as follows:

		Fair value measurement at reporting date using
	As of June 30, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 15)	257	-	-	257

		Fair value measurement at reporting date using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 15)	2,039	-	-	2,039

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	12,369	18,965	5,775	12,100
--online advertising placements	2,228	3,595	1,170	2,193
Ecommerce O2O advertising and marketing services	-	387	-	258
Total revenues	$14,597	$22,947	$6,945	$14,551

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	14,597	22,947	6,945	14,551
Revenue recognized at a point in time	-	-	-	-
Total revenues	$14,597	$22,947	$6,945	$14,551

Contract costs

For the six and three months ended June 30, 2022 and 2021, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract liabilities

The table below summarized the movement of the Company’s contract liabilities for the six months ended June 30, 2022:

Contract liabilities
US$(’000)

Balance as of January 1, 2022	1,245
Exchange translation adjustment	(62)
Revenue recognized from beginning contract liability balances	(1,150)
Advances received from customers related to unsatisfied performance obligations	761
Balance as of June 30, 2022 (Unaudited)	$794

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the six and three months ended June 30, 2022 and 2021.

For the six and three months ended June 30, 2022 and 2021, there is no revenue recognized from performance obligations that were satisfied in prior periods.

g)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the six months ended June 30, 2022 and 2021 were approximately US$0.12 million and US$0.16 million, respectively. Expenses for research and development for the three months ended June 30, 2022 and 2021 were approximately US$0.06 million and US$0.09 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Lease

As of June 30, 2022, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$2.04 million and US$2.14 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Six months ending December 31, 2022	246
Year ending December 31,
-2023	465
-2024	324
-2025	341
-2026	358
-2027	376
-thereafter	461
Total undiscounted lease payments	2,571
Less: imputed interest	(432)
Total operating lease liabilities as of June 30, 2022	$2,139

Including:
Operating lease liabilities	391
Operating lease liabilities-Non current	1,748
$2,139

Operating lease expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	193	124	103	87
Short-term operating lease contracts	29	30	14	15
Total	$222	$154	$117	$102

Supplemental information related to operating leases:

Six Months Ended June 30, 2022
(Unaudited)

Operating cash flows used for operating leases (US$’000)	178
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	259
Weighted-average remaining lease term (years)	6.06
Weighted-average discount rate	6%

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Accounts receivable, net

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,692	5,675
Allowance for doubtful accounts	(2,454)	(2,236)
Accounts receivable, net	3,238	3,439

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of June 30, 2022 and December 31, 2021, the Company provided approximately US$2.45 million and US$2.24 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services segment and Ecommerce O2O Ad and marketing services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the six and three months ended June 30, 2022, the Company provided approximately US$0.33 million allowance for doubtful accounts. For the six and three months ended June 30, 2021, no allowance for doubtful accounts was provided.

5.	Prepayments and deposit to suppliers

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	599	934
Prepayments to advertising resources providers	4,207	5,185
Deposit and prepayment for other investing contracts	1,000	1,000
Other deposits and prepayments	497	440
	6,303	7,559

As of June 30, 2022, deposit and prepayment for other investing contracts represented a US$1.0 million refundable deposit paid for a potential acquisition transaction, which will be refunded if no definitive agreement is reached among the parties before the expected closing date, i.e.,  December 31, 2022. As of the date hereof, the Company is in the progress of the due diligence process of the target company.

6.	Due from related parties

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	1	62
Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”)	14	28
Due from related parties	15	90

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of  June 30, 2022 and  December 31, 2021, due from Zhongwang Xiyue represented the outstanding receivables for the advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of  June 30, 2022 and December 31, 2021, due from Gong Xiang Technology was a short-term working capital loan provided to this investee entity. Such loan is expected to be fully repaid to the Company for the year ending  December 31, 2022.

7.	Other current assets, net

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	2,197	1,646
Short-term loans interest receivables	12	-
Staff advances for business operations	10	11
Total other current assets	2,219	1,657
Allowance for doubtful accounts	(617)	-
Other current assets, net	1,602	1,657

As of  June 30, 2022, other current assets primarily include an aggregate principal amount of approximately US$2.20 million unsecured working capital loans that the Company provided to unrelated parties and an approximately US$0.01 million interest receivable accrued for one of the working capital loans. For the six and three months ended June 30, 2022, based on the assessment of the collectability of these loans, the Company provided an approximately US$0.62 million allowance for doubtful accounts against one of the short-term loans. The remaining balances of these loans are expected to be fully repaid to the Company before  December 31, 2022.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2022	2,280
Exchange translation adjustment	(64)
Cash investments during the year	-
Disposed during the year	-
Balance as of June 30, 2022 (Unaudited)	2,216

As of June 30, 2022, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 10%, 9.09%, 15%, 17% and 19% equity interest in each New Business Holdings Limited (“New Business”), Guang Dong WeFriend Co., Ltd. (“Guangdong WeFriend”), Shenzhen Global Best Products Import & Export Co., Ltd. (“Global Best Products”), Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”), Xiao Peng Education Technology (Hubei) Co., Ltd. (“Xiao Peng Education”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Property and equipment, net

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	887	933
Office equipment	896	944
Electronic devices	598	629
Leasehold improvement	192	202
Property and equipment, cost	2,573	2,708
Less: accumulated depreciation	(2,266)	(2,333)
Property and equipment, net	307	375

Depreciation expenses for the six months ended June 30, 2022 and 2021 were approximately US$0.05 million and US$0.004 million, respectively. Depreciation expenses for the three months ended June 30, 2022 and 2021 were approximately US$0.02 million and US$0.003 million, respectively.

10.	Intangible assets, net

	As of June 30, 2022 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,383	(959)	(424)	-
Licensed products use right	1,200	(312)	-	888

--5 years life:
Internet Ad tracking system	1,153	(289)	-	864
Live streaming technology	1,500	(475)	-	1,025

--3 years life:
Blockchain integrated framework	4,038	(673)	-	3,365
Bo!News application	358	(60)	-	298
Other computer software	117	(117)	-	-
Total	$9,749	$(2,885)	$(424)	$6,440

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2021
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,456	(1,010)	(446)	-
Licensed products use right	1,205	(255)	-	950

--5 years life:
Internet Ad tracking system	1,158	(174)	-	984
Live streaming technology	1,500	(325)	-	1,175

--3 years life:
Blockchain integrated framework	4,038	-	-	4,038
Bo!News application	376	-	-	376
Other computer software	123	(123)	-	-
Total	9,856	(1,887)	(446)	7,523

Amortization expenses for the six months ended June 30, 2022 and 2021 were approximately US$1.06 million and US$0.28 million, respectively. Amortization expenses for the three months ended June 30, 2022 and 2021 were approximately US$0.53 million and US$0.17 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 3.48 years as of June 30, 2022, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$1.06 million for the year ending December 31, 2022, approximately US$2.12 million each year for the year ending December 31, 2023 and 2024, approximately US$0.63 million for the year ending December 31, 2025, approximately US$0.18 million for the year ending December 31, 2026, and approximately US$0.12 million for the year ending December 31, 2027.

11.	Long-term deposits and prepayments

As of  June 30, 2022 and December 31, 2021, long-term deposits and prepayments represented the Company’s operating deposits and prepayments that were not expected to be refunded or consumed within one year of the respective reporting date.

12.	Accrued payroll and other accruals

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	97	142
Accrued operating expenses	66	247
	163	389

13.	Taxation

As of June 30, 2022 and December 31, 2021, taxes payable consists of:

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,351	1,414
Enterprise income tax payable	2,025	2,120
Total taxes payable	3,376	3,534

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2022 and 2021, the Company’s income tax benefit consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	-
Deferred	4	40	2	22
Income tax benefit	4	40	2	22

The Company’s deferred tax assets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	12,540	12,130
Operating lease cost	27	23
Bad debts provision	687	559
Valuation allowance	(12,831)	(12,271)
Deferred tax assets, net	423	441

The U.S. holding company has incurred aggregate NOLs of approximately US$32.0 million and US$31.0 million as of June 30, 2022 and December 31, 2021, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$20.1 million and US$18.3 million as of June 30, 2022 and December 31, 2021, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2027. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$12.8 million and US$12.3 million valuation allowance as of June 30, 2022 and December 31, 2021, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the six and three months ended June 30, 2022, the Company recorded approximately US$0.82 million and US$0.50 million deferred tax valuation allowance, respectively. For the six and three months ended June 30, 2021, the Company recorded approximately US$1.96 million and US$1.65 million deferred tax valuation allowance, respectively.

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

Warrants issued in the 2021 Financing:

	2021 Investors Warrants			2021 Placement Agent Warrants
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2022	March 31, 2022	December 31, 2021

Stock price	$0.34	$0.73	$1.00	$0.34	$0.73	$1.00
Years to maturity	2.13	2.38	2.63	2.13	2.38	2.63
Risk-free interest rate	2.97%	2.35%	0.87%	2.97%	2.35%	0.87%
Dividend yield	-	-	-	-	-	-
Expected volatility	124%	121%	115%	124%	121%	115%
Exercise Price	$3.59	$3.59	$3.59	$4.4875	$4.4875	$4.4875

Fair value of the warrant	$0.064	$0.24	$0.37	$0.061	$0.23	$0.36

Warrant Liabilities (US$’000)	$167	$626	$964	$22	$84	$132

	2021 Investors Warrants			2021 Placement Agent Warrants
	June 30, 2021	March 31, 2021	February 18, 2021*	June 30, 2021	March 31, 2021	February 18, 2021*

Stock price	$2.00	$2.64	$4.48	$2.00	$2.64	$4.48
Years to maturity	3.14	3.38	3.50	3.14	3.38	3.50
Risk-free interest rate	0.48%	0.41%	0.26%	0.48%	0.41%	0.26%
Dividend yield	-	-	-	-	-	-
Expected volatility	114%	168%	168%	114%	168%	168%
Exercise Price	$3.59	$3.59	$3.59	$4.4875	$4.4875	$4.4875

Fair value of the warrant	$1.25	$2.28	$4.02	$1.18	$2.24	$3.96

Warrant Liabilities (US$’000)	$3,257	$5,942	$10,476	$431	$817	$1,445

* Closing date of the 2021 Financing.

Warrants issued in the 2020 Financing:

	2020 Investors Warrants			2020 Placement Agent Warrants
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2022	March 31, 2022	December 31, 2021

Stock price	$0.34	$0.73	$1.00	$0.34	$0.73	$1.00
Years to maturity	1.45	1.70	1.95	1.45	1.70	1.95
Risk-free interest rate	2.79%	2.23%	0.72%	2.79%	2.23%	0.72%
Dividend yield	-	-	-	-	-	-
Expected volatility	107%	127%	128%	107%	127%	128%
Exercise Price	$2.03	$2.03	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$0.033	$0.26	$0.46	$0.036	$0.28	$0.49

Warrant Liabilities (US$’000)	$57	$449	$795	$11	$85	$148

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2020 Investors Warrants			2020 Placement Agent Warrants
	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2021	March 31, 2021	December 31, 2020

Stock price	$2.00	$2.64	$1.35	$2.00	$2.64	$1.35
Years to maturity	2.45	2.70	2.95	2.45	2.70	2.95
Risk-free interest rate	0.34%	0.29%	0.17%	0.34%	0.29%	0.17%
Dividend yield	-	-	-	-	-	-
Expected volatility	120%	120%	102%	120%	120%	102%
Exercise Price	$2.03	$2.03	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$1.40	$1.95	$0.74	$1.40	$1.95	$0.74

Warrant Liabilities (US$’000)	$2,420	$3,370	$1,279	$423	$590	$224

Warrants issued in the 2018 Financing:

	2018 Placement Agent Warrants
	June 30, 2021	March 31, 2021	December 31, 2020

Stock price	$2.00	$2.64	$1.35
Years to maturity	0.05	0.30	0.05
Risk-free interest rate	0.04%	0.03%	0.08%
Dividend yield	-	-	-
Expected volatility	74%	206%	59%
Exercise Price	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.51	$1.55	$0.02

Warrant liabilities (US$’000)	$66	$200	$2

* The investor warrants issued in the 2018 Financing expired in  July 2020. The placement agent warrants issued in the 2018 Financing were cashless exercised in  July 2021.

Changes in fair value of warrant liabilities

Six and Three Months Ended June 30, 2022 (Unaudited)

	As of June 30, 2022	As of March 31, 2022	As of December 31, 2021	Change in Fair Value (gain)/loss
				Six Months Ended June 30, 2022	Three Months Ended June 30, 2022
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	167	626	964	(797)	(459)
--Placement Agent Warrants	22	84	132	(110)	(62)
Warrants issued in the 2020 Financing:
--Investor Warrants	57	449	795	(738)	(392)
--Placement Agent Warrants	11	85	148	(137)	(74)
Warrant Liabilities	257	1,244	2,039	(1,782)	(987)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six and Three Months Ended June 30, 2021 (Unaudited)

					Change in Fair Value (gain)/loss
	As of June 31, 2021	As of March 31, 2021	As of February 18, 2021	As of December 31, 2020	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	3,257	5,942	10,476	*	(7,219)	(2,685)
--Placement Agent Warrants	431	817	1,445	*	(1,014)	(386)
Warrants issued in the 2020 Financing:
--Investor Warrants	2,420	3,370	*	1,279	1,141	(950)
--Placement Agent Warrants	423	590	*	224	199	(167)
Warrants issued in the 2018 Financing:
--Placement Agent Warrants	66	200	*	2	64	(134)
	6,597	10,919	11,921	1,505	(6,829)	(4,322)

* Not applicable.

Warrants issued and outstanding as of June 30, 2022 and their movements during the six months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2022	5,001,705	2.36	$3.02	5,001,705	2.36	$3.02
Granted/Vested	-			-
Exercised	-			-
Balance, June 30, 2022 (Unaudited)	5,001,705	1.86	$3.02	5,001,705	1.86	$3.02

16.	Restricted net assets

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2022 and December 31, 2021, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and VIEs that are included in the Company’s consolidated net assets, were approximately US$15.2 million and US$13.2 million, respectively.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.12 million and US$0.10 million for the six months ended June 30, 2022 and 2021, respectively. The total amounts for such employee benefits were approximately US$0.06 million and US$0.05 million for the three months ended June 30, 2022 and 2021, respectively.

18.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of June 30, 2022, 74% of the Company’s cash and cash equivalents were held by major financial institutions located in the United States of America, the remaining 26% was held by financial institutions located in the PRC. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the six and three months ended June 30, 2022 and 2021, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F

Six Months Ended June 30, 2022
Revenues, customer concentration risk	*	-	*	*	*	-

Three Months Ended June 30, 2022
Revenues, customer concentration risk	11%	-	*	*	*	-

Six Months Ended June 30, 2021
Revenues, customer concentration risk	-	14%	11%	*	*	*

Three Months Ended June 30, 2021
Revenues, customer concentration risk	-	12%	14%	*	*	*

As of June 30, 2022
Accounts receivable, customer concentration risk	-	-	19%	37%	30%	-

As of December 31, 2021
Accounts receivable, customer concentration risk	-	-	11%	33%	32%	19%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the six and three months ended June 30, 2022 and 2021, respectively:

	Supplier A	Supplier B

Six Months Ended June 30, 2022
Cost of revenues, supplier concentration risk	47%	35%

Three Months Ended June 30, 2022
Cost of revenues, supplier concentration risk	74%	*

Six Months Ended June 30, 2021
Cost of revenues, supplier concentration risk	12%	73%

Three Months Ended June 30, 2021
Cost of revenues, supplier concentration risk	*	86%

* Less than 10%.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	Commitments and contingencies

In 2021, in accordance with an investment contract entered into among the Company, Shenzhen Global Best Products Import & Export Co., Ltd., (“Global Best Products”), and the shareholders of Global Best Products, the Company acquired a 9.09% equity interest in Global Best Products through the subscription of RMB5.0 million (approximately US$0.75 million) new share capital issued by Global Best Products. In  November 2021, the Company made its first investment in cash of RMB2.0 million (approximately US$0.30 million) to Global Best Products. The remaining investment amount of RMB3.0 million (approximately US$0.45 million) is expected to be invested before  December 31, 2022.

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

Six Months Ended June 30, 2022 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	14,597	-	-	-	-	14,597
Cost of revenues	14,544	-	-	-	-	14,544
Total operating expenses	889	737	735	1,956 (1)	-	4,317
Depreciation and amortization expense included in total operating expenses	179	150	735	44	-	1,108
Operating loss	(836)	(737)	(735)	(1,956)	-	(4,264)

Change in fair value of warrant liabilities	-	-	-	1,782	-	1,782

Net loss	(867)	(736)	(735)	(93)	-	(2,431)

Total assets-June 30, 2022	11,388	1,188	3,663	41,101	(30,183)	27,157
Total assets-December 31, 2021	12,150	2,236	4,414	44,328	(30,497)	32,631

(1)	Including approximately US$0.08 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2022 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	6,945	-	-	-	-	6,945
Cost of revenues	7,026	-	-	-	-	7,026
Total operating expenses	601	408	367	1,256 (1)	-	2,632
Depreciation and amortization expense included in total operating expenses	90	75	367	22	-	554
Operating loss	(682)	(408)	(367)	(1,256)	-	(2,713)

Change in fair value of warrant liabilities	-	-	-	987	-	987

Net loss	(700)	(408)	(367)	(239)	-	(1,714)

(1)	Including approximately US$0.03 million share-based compensation expenses.

Six Months Ended June 30, 2021 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	22,560	387	-	-	-	22,947
Cost of revenues	23,132	750	-	-	-	23,882
Total operating expenses	590	658	1	7,910 (1)	-	9,159
Depreciation and amortization expense included in total operating expenses	130	150	1	1	-	282
Operating loss	(1,162)	(1,021)	(1)	(7,910)	-	(10,094)

Change in fair value of warrant liabilities	-	-	-	6,829	-	6,829

Net loss	(966)	(1,021)	(2)	(970)	-	(2,959)

Expenditure for long-term assets	1,220	-	-	161	-	1,381

(1)	Including approximately US$6.86 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2021 (Unaudited)

	Internet Ad. and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	14,293	258	-	-	-	14,551
Cost of revenues	14,394	375	-	-	-	14,769
Total operating expenses	207	455	-	7,399 (1)	-	8,061
Depreciation and amortization expense included in total operating expenses	95	75	-	-	-	170
Operating loss	(308)	(572)	-	(7,399)	-	(8,279)

Change in fair value of warrant liabilities	-	-	-	4,322	-	4,322

Net loss	(12)	(572)	(1)	(3,061)	-	(3,646)

Expenditure for long-term assets	60	-	-	161	-	221

(1)	Including approximately US$6.76 million share-based compensation expenses.

21.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(2,431)	$(2,961)	$(1,714)	$(3,646)

Weighted average number of common shares outstanding -Basic and diluted	35,442,345	30,727,546	35,528,776	32,925,488

Loss per share-Basic and diluted	$(0.07)	$(0.10)	$(0.05)	$(0.11)

For the six and three months ended June 30, 2022 and 2021, the diluted loss per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because their effect was anti-dilutive.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Share-based compensation expenses

In  March 2022, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued an aggregate of 0.095 million fully-vested shares of the Company’s restricted common stock to two of the Company’s executive officers in exchange for their services to the Company for the year ending  December 31, 2022. These shares were valued at the closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses amortized for the six and three months ended  June 30, 2022 was approximately US$0.03 million and US$0.02 million, respectively.

In June 2022, the Company granted and issued 0.40 million fully-vested and non-forfeitable shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a 12-month period until May 2023. The Company valued these shares at US$0.35 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.14 million as a prepayment asset in prepayment and deposit to suppliers account upon the grant and issuance of these shares. Total compensation expenses amortized for the six and three months ended June 30, 2022 was approximately US$0.01 million.

For the six months ended June 30, 2022, the Company also amortized an approximately US$0.04 million compensation expense in the aggregate, which was related to fully-vested and nonforfeitable restricted common stock granted and issued to one of its service providers in  March 2020.

The table below summarized share-based compensation expenses recorded for the six and three months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-	-	-
General and administrative expenses	84	6,857	28	6,757
Research and development expenses	-	-	-	-
Total	84	6,857	28	6,757

The aggregate unrecognized share-based compensation expenses as of June 30, 2022 was approximately US$0.16 million, of which approximately US$0.10 million will be recognized for the year ending December 31, 2022 and approximately US$0.06 million will be recognized for the year ending December 31, 2023.

23.	Subsequent events

The Company primarily conducts its operations through its PRC operating subsidiaries and VIEs in the PRC. In  January 2020, an outbreak of a novel coronavirus (COVID-19) spread all over the country during the first fiscal quarter of 2020. The spread of COVID-19 resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The Company’s principal business activity is to provide advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The pandemic of COVID-19 in the PRC had caused and  may continue to cause decreases in or delays in advertising spending, and had negatively impacted and  may continue to negatively impact the Company’s short-term ability to grow revenues. Although the Chinese government had declared the COVID-19 outbreak largely under control within its border since the second fiscal quarter of 2020, there has been COVID-19 cases rebound in many provinces in China, and uncertainties associated with the future developments of the pandemic still exist. The Company will continue to assess its financial impacts for the future periods. There can be no assurance that this assessment will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in the Company’s sector in particular.

Except for the above mentioned matters, no other material events which are required to be adjusted or disclosed as of the date of this consolidated financial statements.

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

We are not an operating company in China, but a Nevada holding company with no equity ownership in our VIEs. Through our PRC subsidiaries, our VIEs and their subsidiaries, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements on our web portals, provision of ecommerce O2O advertising and marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients.

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

A.         RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$14,597	$22,947	$6,945	$14,551
From a related party	-	-	-	-
Total revenues	14,597	22,947	6,945	14,551
Cost of revenues	14,544	23,882	7,026	14,769
Gross profit/(loss)	53	(935)	(81)	(218)

Operating expenses
Sales and marketing expenses	147	101	78	73
General and administrative expenses	4,046	8,895	2,498	7,899
Research and development expenses	124	163	56	89
Total operating expenses	4,317	9,159	2,632	8,061

Loss from operations	(4,264)	(10,094)	(2,713)	(8,279)

Other income/(expenses)
Interest income	75	2	29	1
Other (expense)/income, net	(28)	302	(19)	326
Loss on disposal of long-term investments	-	(38)	-	(38)
Change in fair value of warrant liabilities	1,782	6,829	987	4,322
Total other income	1,829	7,095	997	4,611

Loss before income tax benefit and noncontrolling interests	(2,435)	(2,999)	(1,716)	(3,668)
Income tax benefit	4	40	2	22
Net loss	(2,431)	(2,959)	(1,714)	(3,646)
Net income attributable to noncontrolling interests	-	(2)	-	-
Net loss attributable to ZW Data Action Technologies Inc.	$(2,431)	$(2,961)	$(1,714)	$(3,646)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Six Months Ended June 30,
	2022		2021
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$2,228	15.3%	$3,595	15.7%
-Distribution of the right to use search engine marketing service	12,369	84.7%	18,965	82.6%
Internet advertising and related services	14,597	100%	22,560	98.3%
Ecommerce O2O advertising and marketing services	-	-	387	1.7%
Total	$14,597	100%	$22,947	100%

	Three Months Ended June 30,
	2022		2021
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$1,170	16.8%	$2,193	15.1%
-Distribution of the right to use search engine marketing service	5,775	83.2%	12,100	83.1%
Internet advertising and related services	6,945	100%	14,293	98.2%
Ecommerce O2O advertising and marketing services	-	-	258	1.8%
Total	$6,945	100%	$14,551	100%

Total Revenues: Our total revenues decreased to US$14.60 million and US$6.95 million for the six and three months ended June 30, 2022, respectively, from US$22.95 million and US$14.55 million for the same periods last year, respectively, which was primarily due to the decrease in our main stream service revenues, i.e. distribution of the right to use search engine marketing services.

●

Internet advertising revenues for the six and three months ended June 30, 2022 was approximately US$2.23 million and US$1.17 million, respectively, compared with US$3.60 million and US$2.19 million for the six and three months ended June 30, 2021, respectively. The decreases were mainly due to repeated regional COVID-19 rebound cases in many provinces in China during the first half of fiscal 2022, which resulted in regional temporary quarantine and business shutdown that affected business of most of our clients, i.e., SMEs.

●

Revenue generated from distribution of the right to use search engine marketing service for the six and three months ended June 30, 2022 was approximately US$12.37 million and US$5.78 million, respectively, compared with approximately US$18.97 million and US$12.10 million for the six and three months ended June 30, 2021, respectively. The reason that caused the decrease in revenue generated from this business category was the same as discussed above about the Internet advertising and related data services.

●

For the six and three months ended June 30, 2021, we generated an approximately US$0.39 million and US$0.26 million Ecommerce O2O advertising and marketing service revenues, respectively. We generated these revenues from distribution of the advertising spaces in outdoor billboards we purchased from a third party. We terminated this business in the fourth quarter of fiscal 2021.

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

	Six Months Ended June 30,
	2022			2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$2,228	$2,038	9%	$3,595	$3,245	10%
-Distribution of the right to use search engine marketing service	12,369	12,506	-1%	18,965	19,887	-5%
Internet advertising and related services	14,597	14,544	0.4%	22,560	23,132	-3%
Ecommerce O2O advertising and marketing services	-	-	-	387	750	-94%
Total	$14,597	$14,544	0.4%	$22,947	$23,882	-4%

	Three Months Ended June 30,
	2022			2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$1,170	$1,067	9%	$2,193	$1,968	10%
-Distribution of the right to use search engine marketing service	5,775	5,959	-3%	12,100	12,426	-3%
Internet advertising and related services	6,945	7,026	-1%	14,293	14,394	-1%
Ecommerce O2O advertising and marketing services	-	-	-	258	375	-45%
Total	$6,945	$7,026	-1%	$14,551	$14,769	-1%

Cost of revenues: our total cost of revenues decreased to US$14.54 million and US$7.03 million for the six and three months ended June 30, 2022, respectively, from US$23.88 million and US$14.77 million for the six and three months ended June 30, 2021, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource and other direct costs associated with providing our services. The decrease in our total cost of revenues for the six and three months ended June 30, 2022 was primarily due to the decrease in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines during the periods, which were in line with the decrease in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the six and three months ended June 30, 2022, our total cost of revenues for Internet advertising and data service was approximately US$2.04 million and US$1.07 million, respectively, compared with approximately US$3.25 million and US$1.97 million for the six and three months ended June 30, 2021, respectively. The gross margin rate of our Internet advertising and data service was 9% for both the six and three months ended June 30, 2022, compared with 10% for both the six and three months ended June 30, 2021. We anticipate the gross margin rate will maintain at this level in the second half of fiscal 2022.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the six and three months ended June 30, 2022, our total cost of revenues for distribution of the right to use search engine marketing service decreased to US$12.51 million and US$5.96 million, respectively, compared with US$19.89 million and US$12.43 million for the same periods last year, respectively, which was in line with the decrease in revenues as a result of the regional COVID-19 rebound incurred during the first half year of 2022, as discussed above. Gross margin rate of this business category was -1% and -3% for the six and three months ended June 30, 2022, respectively, compared with -5% and -3% for the six and three months ended June 30, 2021.

●

For the six months and three months ended June 30, 2021, cost for our Ecommerce O2O advertising and marketing service was approximately US$0.75 million and US$0.38 million, respectively, which costs represented the amortized cost of the related outdoor billboards ad spaces we pre-purchased during the periods.

Gross profit/(loss)

As a result of the foregoing, we generated a gross profit of approximately US$0.05 million and incurred a gross loss of approximately US$0.08 million for the six and three months ended June 30, 2022, respectively, compared with a gross loss of approximately US$0.94 million and US$0.22 million for the six and three months ended June 30, 2021, respectively. Our overall gross margin was 0.4% and -1% for the six and three months ended June 30, 2022, respectively, compared with -4% and -1% for the same periods last year, respectively.  The generation of gross profit and improvement of our overall gross margin rate for the first half year of 2022 was mainly attributable to the improvement of gross margin rate of our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, which accounted for approximately 84.7% of our total revenues for the first half of 2022, to -1%, compared with the -5% gross margin rate for the same period last year.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2022		2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$14,597	100%	$22,947	100%
Gross profit/(loss)	53	0.4%	(935)	-4%

Sales and marketing expenses	147	1%	101	-%
General and administrative expenses	4,046	28%	8,895	39%
Research and development expenses	124	1%	163	1%
Total operating expenses	$4,317	30%	$9,159	40%

	Three Months Ended June 30,
	2022		2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$6,945	100%	$14,551	100%
Gross loss	(81)	-1%	(218)	-1%

Sales and marketing expenses	78	1%	73	-%
General and administrative expenses	2,498	36%	7,899	54%
Research and development expenses	56	1%	89	1%
Total operating expenses	$2,632	38%	$8,061	55%

Operating Expenses: Our total operating expenses was approximately US$4.32 million and US$2.63 million for the six and three months ended June 30, 2022, respectively, compared with approximately US$9.16 million and US$8.06 million for the six and three months ended June 30, 2021, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.15 million and US$0.08 million for the six and three months ended June 30, 2022, respectively, compared with approximately US$0.10 million and US$0.07 million for the six and three months ended June 30, 2021, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the six and three months ended June 30, 2022, the increase in our sales and marketing expenses was primarily due to the increase in staff salaries, staff benefits and other general office expenses of our sales department in Guangzhou, as a result of the increase in business development activities of our Guangzhou office since the fourth fiscal quarter of 2021.

●

General and administrative expenses: General and administrative expenses was US$4.05 million and US$2.50 million for the six and three months ended June 30, 2022, respectively, compared with US$8.90 million and US$7.90 million for the six and three months ended June 30, 2021, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the six months ended June 30, 2022, the changes in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$6.77 million, due to less shares of the Company’s restricted common stock were granted and issued to management and employees in the first half of 2022, compared with that granted and issued in the first half of last year; (2) the increase in allowance for doubtful accounts of approximately US$0.95 million; (3) the increase in amortization of administrative assets of approximately US$0.78 million, and (4) the increase in other administrative expenses of approximately US$0.20 million. For the three months ended June 30, 2022, the decrease in our general and administrative expenses was primarily attributable to the decrease in share-based compensation expenses of approximately US$6.73 million, which was partially offset by the increase in allowance for doubtful accounts and amortization of administrative assets of approximately US$0.95 million and US$0.39 million, respectively.

●

Research and development expenses: Research and development expenses was approximately US$0.12 million and US$0.06 million for the six and three months ended June 30, 2022, respectively, compared with approximately US$0.16 million and US$0.09 million for the six and three months ended June 30, 2021, respectively. Our research and development expenses primarily consist of salaries and benefits of our staffs in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the six and three months ended June 30, 2022, the decrease in our research and development expenses was primarily due to a reduction in headcount in our research and development department, compared with the same periods last year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$4.26 million and US$10.09 million for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, we incurred a loss from operations of approximately US$2.71 million and US$8.28 million, respectively.

Interest income: For the six and three months ended June 30, 2022, interest income we earned was primarily related to a short-term loan we provided to a third party.

Change in fair value of warrant liabilities: We issued warrants in various of our financing activities, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$1.78 million and US$0.99 million was recorded for the six and three months ended June 30, 2022, respectively, compared with a gain of change in fair value of these warrant liabilities of approximately US$6.83 million and US$4.32 million recorded for the six and three months ended June 30, 2021, respectively.

Loss before income tax benefit and noncontrolling interests: As a result of the foregoing, our loss before income tax benefit and noncontrolling interest was approximately US$2.44 million and US$3.00 million for the six months ended June 30, 2022 and 2021, respectively. Our loss before income tax benefit and noncontrolling interest was approximately US$1.72 million and US$3.67 million for the three months ended June 30, 2022 and 2021, respectively.

Income Tax benefit: For the six and three months ended June 30, 2022, we recognized an approximately US$0.004 million and US$0.002 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the respective period, which we consider likely to be utilized with respect to future earnings of this entity. For the six months ended June 30, 2021, we recognized an approximately US$0.14 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of this entity, which amount was partially offset by an approximately US$0.08 million and an approximately US$0.02 million income tax expense recognized in relation to additional deferred tax assets provision provided and utilization of prior period recognized deferred tax assets by two other operating VIEs during the period, respectively. For the three months ended June 30, 2021, we recognized an approximately US$0.04 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period, which amount was partially offset by an approximately US$0.02 million income tax expense recognized in relation to utilization of prior period recognized deferred tax assets by another operating VIE during the period.

Net loss: As a result of the foregoing, for the six months ended June 30, 2022 and 2021, we incurred a total net loss of approximately US$2.43 million and US$2.96 million, respectively. For the three months ended June 30, 2022 and 2021, we incurred a total net loss of approximately US$1.71 million and US$3.65 million, respectively.

Net income attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain, and beneficially owned 51% of its equity interest. In October 2020, we incorporated another majority-owned subsidiary, Qiweilian Guangzhou, and beneficially owned 51% of its equity interest. Due to changes in business strategies, we disposed our 51% equity interest in both Business Opportunity Chain and Qiweilian Guangzhou to unrelated parties during fiscal 2021. For the six and three months ended June 30, 2021, before we disposed our equity interests in these entities, net income allocated to the noncontrolling interest shareholders of these entities was approximately US$0.002 million and US$nil, respectively.

Net loss attributable to ZW Data Action Technologies Inc.: Total net loss as adjusted by net income attributable to the noncontrolling interest shareholders as discussed above yields the net loss attributable to ZW Data Action Technologies Inc. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$2.43 million and US$2.96 million for the six months ended June 30, 2022 and 2021, respectively. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$1.71 million and US$3.65 million for the three months ended June 30, 2022 and 2021, respectively.

B.         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2022, we had cash and cash equivalents of approximately US$4.45 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	Amounts in thousands of US dollars

Net cash used in operating activities	$(2,144)	$(5,331)
Net cash used in investing activities	(479)	(4,361)
Net cash provided by financing activities	-	17,111
Effect of foreign currency exchange rate changes	(96)	36
Net (decrease)/increase in cash and cash equivalents	$(2,719)	$7,455

Net cash used in operating activities

For the six months ended June 30, 2022, our net cash used in operating activities of approximately US$2.14 million were primarily attributable to:

(1)

net loss excluding approximately US$1.11 million of non-cash expenses of depreciation and amortizations; approximately US$0.13 million amortization of operating lease right-of-use assets, approximately US$0.95 million allowance for doubtful accounts, approximately US$0.08 million share-based compensation; approximately US$1.78 million gain from change in fair value of warrant liabilities, approximately US$0.004 million deferred tax benefit, and approximately US$0.07 million non-operating income, yielded the non-cash items excluded net loss of approximately US$2.02 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-

prepayment and deposit to suppliers decreased by approximately US$1.10 million, primarily due to utilization of the prepayment made to suppliers as of December 31, 2021 through Ad resource and other services received from suppliers during the first half of fiscal 2022;

-	due from related parties in relation to advertising services provided to related parties decreased by approximately US$0.06 million;

-	other current liabilities and taxes payable increased by approximately US$0.32 million in the aggregate; and

-	other current assets decreased by approximately US$0.03 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately $0.29 million;

-

long-term deposit increased by approximately US$0.05 million, which amount was paid for a new office space lease contract entered into during the period, and this amount was not expected to be refunded within one year of June 30, 2022;

-	accounts payable decreased by approximately US$0.51 million;

-	advance from customers decreased by approximately US$0.40 million, primarily due to recognizing revenues from opening contract liabilities during the period; and

-

accruals, operating lease liabilities and short-term lease payment payables decreased by approximately US$0.38 million in the aggregate, due to settlement of these operating liabilities during the period.

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

Net cash used in investing activities

For the six months ended June 30, 2022, (1) we provided short-term loans of US$2.60 million in the aggregate to two unrelated parties; (2) we received an approximately US$2.05 million repayment of short-term loan principals in the aggregate and US$0.06 million loan interest income from unrelated parties, respectively; and (3) we also received an approximately US$0.01 million short-term loan repayment from one of our unconsolidated investees. In the aggregate, these transactions result in a net cash outflow from investing activities of approximately US$0.48 million for the six months ended June 30, 2022.

For the six months ended June 30, 2021, (1) we paid an aggregate of approximately US$0.22 million for the purchase of vehicles, furniture and office equipment, and for our leasehold improvement project in Guangzhou; (2) we made an aggregate of approximately US$0.42 million cash investment to our investee entities, and provided an additional approximately US$0.04 million temporary loan to one of our investee entities; (3) we paid US$1.16 million for the purchase of an Internet Ad tracking system to further enhance the effectiveness of our Internet advertising business; (4) we provided to an unrelated party short-term loans of approximately US$1.75 million in the aggregate, of which an approximately US$0.31 million was provided in the first fiscal quarter of 2021, the borrower repaid an approximately US$1.30 million in the second fiscal quarter of 2021; (5) cash decreased by approximately US$0.01 as a result of deconsolidation of VIEs’ subsidiaries during the period; and (6) we made an aggregate of US$3.50 million deposit and prepayment for other investing activities, including: (i) a US$1.0 million refundable deposit for a potential merge and acquisition transaction, which will be refunded if no definitive agreement is reached by the date as agreed upon each party; (ii) a US$1.5 million prepayment in accordance with a cryptocurrency mining machine purchase agreement, which had been cancelled due to the industry banning policies announced by the government. We were refunded with US$1.0 million by the end of fiscal 2021 and the remaining balance of the US$0.5 million was charged off, due to subsequent collection was considered remote; and (iii) a US$1.0 million prepayment for the shares subscription of a 15.38% equity interest in an entity, for jointly developing blockchain, key opinion leader and e-sports platform and jointly operating IP data for e-sports and games with strategic partners. In the aggregate, these transactions resulted in a cash outflow from investing activities of approximately US$4.36 million for the six months ended June 30, 2021.

Net cash provided by financing activities

For the six months ended June 30, 2022, no cash was provided by or used in financing activities.

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

In accordance with these PRC laws and regulations, our PRC subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets to us. As of June 30, 2022 and December 31, 2021, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of our PRC subsidiaries and VIEs that are included in our consolidated net assets were approximately US$15.2 million and US$13.2 million, respectively.

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

Commitments

In 2021, in accordance with an investment contract entered into among our company, Shenzhen Global Best Products Import & Export Co., Ltd., (“Global Best Products”), and the shareholders of Global Best Products, we acquired a 9.09% equity interest in Global Best Products through the subscription of RMB5.0 million (approximately US$0.75 million) new share capital issued by Global Best Products. In November 2021, we made our first investment in cash of RMB2.0 million (approximately US$0.30 million) to Global Best Products. The remaining investment amount of RMB3.0 million (approximately US$0.45 million) is expected to be paid by December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: August 19, 2022	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer (Principal Accounting and Financial Officer)