Form 10-Q
period 2022-09-30
ZW Data Action Technologies Inc.
filed 2022-11-18
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18, 2022, the registrant had 35,827,677 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Interim Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1-2

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the Nine and Three Months Ended September 30, 2022 and 2021 (Unaudited)	3-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5-6

Condensed Consolidated Statements of Changes in Equity for the Nine and Three Months Ended September 30, 2022 and 2021 (Unaudited)	7-8

Notes to Condensed Consolidated Financial Statements (Unaudited)	9-29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	44

Signatures	45

PART I. FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

Our common stock may be delisted and prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB is unable to inspect or fully investigate auditors located in China. On December 16, 2021, the PCAOB issued the HFCAA Determination Report (the “PCAOB Determination List"), according to which our auditor, who is headquartered in Hong Kong Special Administrative Region of the PRC (“Hong Kong”), is subject to the determinations that the PCAOB is unable to inspect or investigate completely because of positions taken by the Chinese authorities. On May 13, 2022, following the filing of our annual report on Form 10-K on April 15, 2022, the SEC conclusively identified us as a Commission-Identified Issuer that engages an auditor that the PCAOB is unable to inspect or investigate completely. Under the current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. If this happens there is no certainty that we will be able to list our common stock on a non-U.S. exchange or that a market for our common stock will develop outside of the U.S. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

On December 18, 2020, the Holding Foreign Companies Accountable Act, or the HFCAA, has been signed into law that states if the SEC determines that issuers have filed audit reports issued by a registered public accounting firm that has not been subject to PCAOB inspection for three consecutive years beginning in 2021, the SEC shall prohibit its common stock from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Furthermore, on June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for two consecutive years, instead of three consecutive years as currently enacted in the HFCAA. On February 4, 2022, the U.S. House of Representatives passed the America Competes Act of 2022 which includes the exact same amendments as the bill passed by the Senate. The America Competes Act however includes a broader range of legislation not related to the HFCAA in response to the U.S. Innovation and Competition Act passed by the Senate in 2021. The U.S. House of Representatives and U.S. Senate will need to agree on amendments to these respective bills to align the legislation and pass their amended bills before the U.S. President can sign into law.

On December 16, 2021, the PCAOB issued the HFCAA Determination Report (the “PCAOB Determination List"), according to which our auditor, who is headquartered in Hong Kong Special Administrative Region of the PRC (“Hong Kong”), is subject to the determinations that the PCAOB is unable to inspect or investigate completely because of positions taken by the Chinese authorities. On May 13, 2022, following the filing of our annual report on Form 10-K on April 15, 2022, the SEC conclusively identified us as a Commission-Identified Issuer that engages an auditor that the PCAOB is unable to inspect or investigate completely.

Under the current law, delisting and prohibition from over-the-counter trading of our common stock in the U.S. could take place in 2024. If this happens, there is no certainty that we will be able to list our common stock on a non-U.S. exchange or that a market for our common stock will develop outside of the U.S. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. The potential enactment of the Accelerating Holding Foreign Companies Accountable Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our common stock may be prohibited from over-the-counter trading or delisted. If this bill were enacted, our common stock could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. in 2023.

We have been reaching out to U.S. audit firms which do not fall within the PCAOB Determined List. However, we understand that these audit firms must go through a “client acceptance procedure” before they are able to accept engagement. We will disclose the developments regarding the engagement of U.S. audit firms in subsequent quarterly reports and annual reports.

On August 26, 2022, the PCAOB signed a Statement of Protocol on agreement governing on inspections of audit firms based in mainland China and Hong Kong, with China Securities Regulatory Commission (“CSRC”) and Ministry of Finance (“MOF”) of the PRC, in regarding to governing inspections and investigations of audit firms headquartered in mainland China and Hong Kong. As stated in the agreement, the Chinese authorities committed that the PCAOB has direct access to view complete audit work papers under its inspections or investigations and has sole discretion to the selected audit firms and audit engagements. The agreement opens access for the PCAOB to inspect and investigate the registered public accounting firms in mainland China and Hong Kong completely. And the PCAOB is now required to further re-access its determinations by the end of 2022. In mid-September 2022, the inspection team of the PCAOB arrived in Hong Kong to start an eight to ten-week onsite audit inspections and investigations of the selected audit firms headquartered in mainland China and/or Hong Kong, with the assistant of the officials from CSRC. Notwithstanding the foregoing, the final result remains uncertain. There is no assurance that the Statement of Protocol will be effective in accomplishing its stated goals.

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	September 30, 2022	December 31, 2021
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,154	$7,173
Accounts receivable, net of allowance for doubtful accounts of $2,337 and $2,236, respectively	2,999	3,439
Prepayment and deposit to suppliers	7,593	7,559
Due from related parties	15	90
Other current assets, net	1,623	1,657
Total current assets	14,384	19,918

Long-term investments	2,149	2,280
Operating lease right-of-use assets	1,838	2,019
Property and equipment, net	267	375
Intangible assets, net	5,896	7,523
Long-term deposits and prepayments	68	75
Deferred tax assets, net	398	441
Total Assets	$25,000	$32,631

Liabilities and Equity
Current liabilities:
Accounts payable *	$276	$1,119
Advance from customers *	951	1,245
Accrued payroll and other accruals *	170	389
Taxes payable *	3,199	3,534
Operating lease liabilities *	389	202
Lease payment liability related to short-term leases *	99	152
Other current liabilities *	197	141
Warrant liabilities	1,280	2,039
Total current liabilities	6,561	8,821

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2022	December 31, 2021
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current *	1,557	1,907
Long-term borrowing from a related party	123	137
Total Liabilities	8,241	10,856

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 100,000,000; issued and outstanding 35,827,677 shares and 35,332,677 shares at September 30, 2022 and December 31, 2021, respectively)	36	35
Additional paid-in capital	61,972	61,785
Statutory reserves	2,598	2,598
Accumulated deficit	(49,005)	(43,734)
Accumulated other comprehensive income	1,158	1,082
Total ZW Data Action Technologies Inc.’s stockholders’ equity	16,759	21,766

Total equity	16,759	21,766

Total Liabilities and Equity	$25,000	$32,631

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$21,813	$34,843	$7,216	$11,896
From a related party	-	4	-	4
Total revenues	21,813	34,847	7,216	11,900
Cost of revenues	21,811	35,739	7,267	11,857
Gross profit/(loss)	2	(892)	(51)	43

Operating expenses
Sales and marketing expenses	219	159	72	58
General and administrative expenses	5,697	10,366	1,651	1,471
Research and development expenses	181	251	57	88
Total operating expenses	6,097	10,776	1,780	1,617

Loss from operations	(6,095)	(11,668)	(1,831)	(1,574)

Other income/(expenses)
Interest income	96	3	21	1
Other (expenses)/income, net	(33)	265	(5)	(37)
Loss on disposal of long-term investments	-	(38)	-	-
Change in fair value of warrant liabilities	759	9,682	(1,023)	2,853
Total other income/(expenses)	822	9,912	(1,007)	2,817

(Loss)/income before income tax benefit/(expense) and noncontrolling interests	(5,273)	(1,756)	(2,838)	1,243
Income tax benefit/(expenses)	2	171	(2)	131
Net (loss)/income	(5,271)	(1,585)	(2,840)	1,374
Net (income)/loss attributable to noncontrolling interests	-	(1)	-	1
Net (loss)/income attributable to ZW Data Action Technologies Inc.	$(5,271)	$(1,586)	$(2,840)	$1,375

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(CONTINUED）

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss)/income	$(5,271)	$(1,585)	$(2,840)	$1,374
Foreign currency translation income/(loss)	76	(25)	93	(2)
Comprehensive (loss)/income	$(5,195)	$(1,610)	$(2,747)	$1,372
Comprehensive income attributable to noncontrolling interests	-	(1)	-	-
Comprehensive (loss)/income attributable to ZW Data Action Technologies Inc.	$(5,195)	$(1,611)	$(2,747)	$1,372

(Loss)/earnings per share
(Loss)/earnings per common share
Basic and diluted	$(0.15)	$(0.05)	$ (0.08)	$0.04

Weighted average number of common shares outstanding:
Basic and diluted	35,572,200	32,279,304	35,827,677	35,332,220

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(5,271)	$(1,585)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,660	450
Amortization of operating lease right-of-use assets	239	149
Share-based compensation expenses	135	6,945
Provision for allowances for doubtful accounts	947	-
Loss on disposal of long-term investments	-	38
Deferred taxes	(2)	(171)
Change in fair value of warrant liabilities	(759)	(9,682)
Other non-operating income/(losses)	(93)	24
Changes in operating assets and liabilities
Accounts receivable	(211)	(257)
Prepayment and deposit to suppliers	(459)	(1,698)
Due from related parties	59	-
Other current assets	25	6
Long-term deposits and prepayments	-	(314)
Accounts payable	(784)	142
Advance from customers	(179)	(133)
Accrued payroll and other accruals	(205)	(126)
Other current liabilities	735	(230)
Taxes payable	4	(31)
Lease payment liability related to short-term leases	(40)	(54)
Operating lease liabilities	(210)	(73)
Net cash used in operating activities	(4,409)	(6,600)

Cash flows from investing activities
Payment for leasehold improvements and purchase of vehicles, furniture and office equipment	-	(306)
Cash effect of deconsolidation of VIEs’ subsidiaries	-	(8)
Investments and advances to ownership investee entities	-	(1,919)
Repayment from ownership investee entities	12	-
Short-term loans to unrelated parties	(2,600)	(1,507)
Repayment of short-term loans and interest income from unrelated parties	2,109	1,303
Payment for purchase of software technologies	-	(1,160)
Deposit and prepayment paid for contracts of other investing activities	-	(2,500)
Net cash used in investing activities	(479)	(6,097)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from issuance of common stock and warrant (net of cash offering cost of US$1,600)	-	17,111
Net cash provided by financing activities	-	17,111

Effect of exchange rate fluctuation on cash and cash equivalents	(131)	20

Net (decrease)/increase in cash and cash equivalents	(5,019)	4,434

Cash and cash equivalents at beginning of the period	7,173	4,297
Cash and cash equivalents at end of the period	$2,154	$8,731

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2022

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2022	35,332,677	$35	$61,785	$2,598	$(43,734)	$1,082	$21,766
Share-based compensation in exchange for services from nonemployees	400,000	1	139	-	-	-	140
Share-based compensation in exchange for services from employees and directors	95,000	-	32	-	-	-	32
Net loss for the period	-	-	-	-	(2,431)	-	(2,431)
Foreign currency translation adjustment	-	-	-	-	-	(17)	(17)
Balance, June 30, 2022 (unaudited)	35,827,677	$36	$61,956	$2,598	$(46,165)	$1,065	$19,490
Share-based compensation in exchange for services from employees and directors	-	-	16	-	-	-	16
Net loss for the period	-	-	-	-	(2,840)	-	(2,840)
Foreign currency translation adjustment	-	-	-	-	-	93	93
Balance, September 30, 2022 (Unaudited)	35,827,677	$36	$61,972	$2,598	$(49,005)	$1,158	$16,759

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2021	26,062,915	$26	$49,772	$2,598	$(40,980)	$1,129	$(66)	$12,479
Issuance of common stock for private placement, net of $10,476 proceeds allocated to investor warrants labilities and $3,045 direct offering costs (including $1,445 proceeds allocated to placement agent warrants liabilities and $1,600 cash offering cost, respectively), respectively	5,212,000	5	5,185	-	-	-	-	5,190
Share-based compensation in exchange for services from employees and directors	4,015,735	4	6,699	-	-	-	-	6,703
Net (loss)/income for the period	-	-	-	-	(2,961)	-	2	(2,959)
Foreign currency translation adjustment	-	-	-	-	-	(22)	(1)	(23)
Balance, June 30, 2021 (unaudited)	35,290,650	$35	$61,656	$2,598	$(43,941)	$1,107	$(65)	$21,390
Share-based compensation in exchange for services from employees and directors	-	-	23	-	-	-	-	23
Cashless exercise of warrants	42,027	-	82	-	-	-	-	82
Net income/(loss) for the period	-	-	-	-	1,375	-	(1)	1,374
Foreign currency translation adjustment	-	-	-	-	-	(3)	1	(2)
Balance, September 30, 2021 (unaudited)	35,332,677	35	$61,761	$2,598	$(42,566)	$1,104	$(65)	$22,867

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$203	$181
Accounts receivable, net	2,999	2,796
Prepayment and deposit to suppliers	3,382	5,287
Due from related parties	15	90
Other current assets, net	3	4
Total current assets	6,602	8,358

Long-term investments	445	496
Operating lease right-of-use assets	199	21
Property and equipment, net	121	168
Deferred tax assets, net	398	441
Total Assets	$7,765	$9,484

Liabilities
Current liabilities:
Accounts payable	$276	$1,119
Advance from customers	858	1,113
Accrued payroll and other accruals	61	83
Taxes payable	2,562	2,849
Operating lease liabilities	198	9
Lease payment liability related to short-term leases	99	110
Other current liabilities	109	53
Total current liabilities	4,163	5,336

Operating lease liabilities-Non current	-	10
Total Liabilities	$4,163	$5,346

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive (loss)/income for the nine and three months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$20,829	$30,932	$6,967	$10,314
Cost of revenues	(21,811)	(34,614)	(7,267)	(11,482)
Total operating expenses	(1,539)	(1,184)	(691)	(472)
Net loss before allocation to noncontrolling interests	(2,551)	(5,062)	(998)	(1,655)

3.	Liquidity and Capital Resources

For the nine months ended September 30, 2022, the Company incurred a loss from operations of US$6.10 million and a net operating cash outflow of US$4.41 million. As of September 30, 2022, the Company had cash and cash equivalents of US$2.15 million and working capital of US$7.82 million.

The Company’s cash and cash equivalents balance was relatively low as of September 30, 2022 because that the Company is normally required to pay more advance payments to its major suppliers, i.e., the key search engines as a buffer before the National Holiday Golden Week of the PRC (the first week of October), to ensure adequate balances in its accounts for the consumption during the holiday. After the holiday, along with the subsequent collection of accounts receivable for services provided and additional advance payments from the customers, the Company’s cash and cash equivalents balance as of October 31, 2022 increased by approximately 13%, compared with that as of September 30, 2022.

The Company experienced temporary decreases in revenue and gross profit, and did not generate positive cash flow from its existing core business, i.e., Internet advertising and related data service business for the nine months ended September 30, 2022. This was primarily attributable to the repeated severe COVID-19 cases rebound in many provinces in China during the first nine months of fiscal 2022, which resulted in regional large-scale quarantine and business shutdown, and further resulted in pandemic fears and in return severely affected the SMEs owners’ confidence to further expand their businesses. Thus, the Company has been relying on proceeds generated from financing activities for its liquidity in fiscal 2022.

In order to improve operation performance, the Company started to introduce its new Software-as-a-Service (“SaaS”) services to customers in 2022. The Company’s SaaS services are provided based on technologies of its self-developed Blockchain Integrated Framework (“BIF”) platform. The Company entered into several framework contracts and memorandums with clients, pursuant to which the Company would provide SaaS subscription services via the platform on a monthly, quarterly or annual basis in early 2022. The subscriptions would enable the Company’s clients to utilize the BIF platform as an enterprise management software to record, share and storage operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their IPs and certificates. However, due to unexpected long time quarantine and business shutdown measures for COVID-19 epidemic control incurred in the first nine months of 2022, especially in the second fiscal quarter of 2022, some of these agreements were cancelled or delayed by customers. Although revenues from the new SaaS services business and its profitability have not met the Company’s expectations, it is expected to bring the Company positive cash flow, as these services are provided based on technologies of the Company’s self-developed software platform, which does not need any further material cash outflow to other third-party service providers.

In addition, to further improve its liquidity, the Company plans to negotiate with its major suppliers for more favorable payment terms, reduce its operating costs through optimizing the personnel structure among different offices, and reduce its office leasing spaces, if needed. The Company also intends to obtain revolving credit facilities to supplement its short-term working capital, as needed, from the commercial banks in the PRC. The Company has not experienced any difficulties in obtaining such credit facility before.

Based on the above discussion, the Company believes that its current cash and cash equivalents, its anticipated new cash flows from operations and financing activities, and other liquidity improving measures will ensure the Company has sufficient cash to meet its obligations as they become due with the next 12 months from the date hereof.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of September 30, 2022 and for the nine and three months ended September 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC (the “2021 Form 10-K”) on April 15, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2022, its condensed consolidated results of operations for the nine and three months ended September 30, 2022 and 2021, and its condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2022	December 31, 2021

Balance sheet items, except for equity accounts	7.0998	6.3757

	Nine Months Ended September 30,
	2022	2021

Items in the statements of operations and comprehensive loss	6.6068	6.4714

	Three Months Ended September 30,
	2022	2021

Items in the statements of operations and comprehensive loss	6.8287	6.4707

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company’s cash are held in accounts at major financial institutions located in the U.S. and the PRC. The Company believes that these financial institutions are of high credit quality, all of which have participated in the federal/national deposit insurance scheme of their respective jurisdiction. The Company’s cash held in accounts at the financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (FDIC) for up to US$0.25 million per depositor per insured bank and the cash held in accounts at the financial institutions in the PRC are insured by the Deposit Insurance Capital Corporation (DICC), a wholly-owned subsidiary of the People’s Bank of China, for up to RMB0.50 million per depositor per insured bank. The Company, its subsidiaries, VIEs and VIEs’ subsidiaries have not experienced any losses in such accounts in the U.S. and the PRC and do not believe its cash is exposed to any significant risk.

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 are as follows:

		Fair value measurement at reporting date using
	As of September 30, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 16)	1,280	-	-	1,280

		Fair value measurement at reporting date using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 16)	2,039	-	-	2,039

g)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	18,605	28,613	6,236	9,648
--online advertising placements	3,208	5,720	980	2,125
Ecommerce O2O advertising and marketing services	-	514	-	127
Total revenues	$21,813	$34,847	$7,216	$11,900

For the nine and three months ended September 30, 2022 and 2021, all the revenues were recognized over time, as the customers simultaneously received and consumed the benefits provided by the Company’s performance as the Company performed.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract costs

For the nine and three months ended September 30, 2022 and 2021, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, which shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

Contract liabilities

The table below summarized the movement of the Company’s contract liabilities for the nine months ended September 30, 2022:

Contract liabilities
US$(’000)

Balance as of January 1, 2022	1,245
Exchange translation adjustment	(127)
Revenue recognized from beginning contract liability balances	(1,039)
Advances received from customers related to unsatisfied performance obligations	872
Balance as of September 30, 2022(Unaudited)	$951

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the nine and three months ended September 30, 2022 and 2021.

For the nine and three months ended September 30, 2022 and 2021, there is no revenue recognized from performance obligations that were satisfied in prior periods.

h)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expenses when incurred. Expenses for research and development for the nine months ended September 30, 2022 and 2021 were approximately US$0.18 million and US$0.25 million, respectively. Expenses for research and development for the three months ended September 30, 2022 and 2021 were approximately US$0.06 million and US$0.09 million, respectively.

i)	Lease

As of September 30, 2022, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$1.84 million and US$1.95 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Three months ending December 31, 2022	119
Year ending December 31,
-2023	448
-2024	307
-2025	322
-2026	338
-2027	355
-thereafter	436
Total undiscounted lease payments	2,325
Less: imputed interest	(379)
Total operating lease liabilities as of September 30, 2022	$1,946

Including:
Operating lease liabilities	389
Operating lease liabilities-Non current	1,557
$1,946

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating lease expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	329	212	136	88
Short-term operating lease contracts	39	45	10	15
Total	$368	$257	$146	$103

Supplemental information related to operating leases:

Nine Months Ended September 30, 2022
(Unaudited)

Operating cash flows used for operating leases (US$’000)	300
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	266
Weighted-average remaining lease term (years)	5.87
Weighted-average discount rate	6%

5.	Accounts receivable, net

	September 30, 2021	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,336	5,675
Allowance for doubtful accounts	(2,337)	(2,236)
Accounts receivable, net	2,999	3,439

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of September 30, 2022 and December 31, 2021, the Company provided approximately US$2.34 million and US$2.24 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the nine and three months ended September 30, 2022, the Company provided approximately US$0.33 million and US$nil allowance for doubtful, respectively. For the nine and three months ended September 30, 2021, no allowance for doubtful accounts was provided.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Prepayments and deposit to suppliers

	September 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	1,066	934
Prepayments to advertising resources providers	5,019	5,185
Deposit and prepayment for other investing contracts	1,000	1,000
Other deposits and prepayments	508	440
	7,593	7,559

As of September 30, 2022, deposit and prepayment for other investing contracts represented a US$1.0 million refundable deposit paid for a potential acquisition transaction, which will be refunded if no definitive agreement is reached among the parties before the expected closing date, i.e., December 31, 2022. As of the date hereof, the Company is in the process of the due diligence process of the target company.

7.	Due from related parties

	September 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Zhongwang Xiyue Technology (Beijing) Co., Ltd. (“Zhongwang Xiyue”)	1	62
Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”)	14	28
Due from related parties	15	90

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee companies and entities that the Company’s officers or directors can exercise significant influence.

As of September 30, 2022 and December 31, 2021, due from Zhongwang Xiyue represented the outstanding receivable for advertising and marketing service that the Company provided to this related party in its normal course of business, which is on the same terms as those provided to its unrelated clients.

As of September 30, 2022 and December 31, 2021, due from Gong Xiang Technology was a short-term working capital loan provided to this investee entity, which is expected to be fully repaid to the Company by December 31, 2022.

8.	Other current assets

	September 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	2,197	1,646
Short-term loans interest receivables	33	-
Staff advances for business operations	10	11
Total other current assets	2,240	1,657
Allowance for doubtful accounts	(617)	-
Other current assets, net	1,623	1,657

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In fiscal 2022, the Company provided unsecured, interest-bearing short-term working capital loans to two unrelated parties, which were set forth as below. These short-term working capital loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which would mature on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. On April 25, 2022, the Company and the related party entered into a supplementary contract, based on which, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. In addition, the Company agreed to extend the term of the remaining loan principal of US$1.48 million to October 31, 2022 with a revised fixed annualized interest rate of 5%. On October 31, 2022, the Company further extended the term of this loan to April 30, 2023. In October 2022, the Company received the loan interest of approximately US$0.03 million for the period from May 1, 2022 through September 30, 2022.

On April 21, 2022, the Company provided a short-term working capital loan of US$0.10 million to another unrelated party, which will mature on December 31, 2022. The loan is unsecured and bears a fixed annualized interest rate of 5%. The loan and the related loan interest is required to be repaid in lump sum at maturity on December 31, 2022.

As of September 30, 2022, other current assets also included a working capital loan of US$1.65 million that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a working capital loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022.

The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies.

As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. As of June 30, 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company intends to take further actions to safeguard its rights against the default after the Covid-19 quarantine policies between mainland China and Hong Kong were relieved, including but not limited to, sending legal letters to Digital Sun, negotiating the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted.

9.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2022	2,280
Exchange translation adjustment	(131)
Cash investments during the year	-
Disposed during the year	-
Balance as of September 30, 2022 (Unaudited)	2,149

As of September 30, 2022, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 10%, 9.09%, 15%, 17% and 19% equity interest in each New Business Holdings Limited (“New Business”), Guang Dong WeFriend Co., Ltd. (“Guangdong WeFriend”), Shenzhen Global Best Products Import & Export Co., Ltd. (“Global Best Products”), Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”), Xiao Peng Education Technology (Hubei) Co., Ltd. (“Xiao Peng Education”) and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company measures these investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

10.	Property and equipment, net

	September 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	838	933
Office equipment	848	944
Electronic devices	565	629
Leasehold improvement	181	202
Property and equipment, cost	2,432	2,708
Less: accumulated depreciation	(2,165)	(2,333)
Property and equipment, net	267	375

Depreciation expenses for the nine months ended September 30, 2022 and 2021 were approximately US$0.08 million and US$0.009 million, respectively. Depreciation expenses for the three months ended September 30, 2022 and 2021 were approximately US$0.03 million and US$0.005 million, respectively.

11.	Intangible assets, net

	As of September 30, 2022 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,307	(907)	(400)	-
Licensed products use right	1,200	(341)	-	859

--5 years life:
Internet Ad tracking system	1,153	(347)	-	806
Live streaming technology	1,500	(550)	-	950

--3 years life:
Blockchain Integrated Framework	4,038	(1,010)	-	3,028
Bo!News application	338	(85)	-	253
Other computer software	110	(110)	-	-
Total	$9,646	$(3,350)	$(400)	$5,896

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2021
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,456	(1,010)	(446)	-
Licensed products use right	1,205	(255)	-	950

--5 years life:
Internet Ad tracking system	1,158	(174)	-	984
Live streaming technology	1,500	(325)	-	1,175

--3 years life:
Blockchain Integrated Framework	4,038	-	-	4,038
Bo!News application	376	-	-	376
Other computer software	123	(123)	-	-
Total	$9,856	$(1,887)	$(446)	$7,523

Amortization expenses for the nine months ended September 30, 2022 and 2021 were approximately US$1.59 million and US$0.44 million, respectively. Amortization expenses for the three months ended September 30, 2022 and 2021 were approximately US$0.53 million and US$0.16 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 3.27 years as of September 30, 2022, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.53 million for the year ending December 31, 2022, approximately US$2.11 million each year for the year ending December 31, 2023 and 2024, approximately US$0.63 million for the year ending December 31, 2025, approximately US$0.18 million for the year ending December 31, 2026, and approximately US$0.12 million for the year ending December 31, 2027.

12.	Long-term deposits and prepayments

As of  September 30, 2022 and December 31, 2021, long-term deposits and prepayments represented the Company’s operating deposits and prepayments that were not expected to be refunded or consumed within one year of the respective reporting date.

13.	Accrued payroll and other accruals

	September 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	115	142
Accrued operating expenses	55	247
	170	389

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Taxation

As of September 30, 2022 and December 31, 2021, taxes payable consists of:

	September 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,273	1,414
Enterprise income tax payable	1,926	2,120
Total taxes payable	3,199	3,534

For the nine and three months ended September 30, 2022 and 2021, the Company’s income tax benefit/(expenses) consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	-
Deferred	2	171	(2)	131
Income tax benefit/(expenses)	2	171	(2)	131

The Company’s deferred tax assets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	12,618	12,130
Operating lease cost	28	23
Bad debts provision	658	559
Valuation allowance	(12,906)	(12,271)
Deferred tax assets, net	398	441

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$32.4 million and US$31.0 million as of September 30, 2022 and December 31, 2021, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2027. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$20.9 million and US$18.3 million as of September 30, 2022 and December 31, 2021, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2027. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$12.9 million and US$12.3 million valuation allowance as of September 30, 2022 and December 31, 2021, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2022, the Company recorded approximately US$1.18 million and US$0.36 million deferred tax valuation allowance, respectively. For the nine and three months ended September 30, 2021, the Company recorded approximately US$2.15 million and US$0.19 million deferred tax valuation allowance, respectively.

15.	Long-term borrowing from a related party

Long-term borrowing from a related party is a non-interest bearing loan from a related parity of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”), which is not expected to be repaid within one year.

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

Warrants issued in the 2021 Financing:

	2021 Investors Warrants			2021 Placement Agent Warrants
	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2022	June 30, 2022	December 31, 2021

Stock price	$0.92	$0.34	$1.00	$0.92	$0.34	$1.00
Years to maturity	1.88	2.13	2.63	1.88	2.13	2.63
Risk-free interest rate	4.16%	2.97%	0.87%	4.16%	2.97%	0.87%
Dividend yield	-	-	-	-	-	-
Expected volatility	127%	124%	115%	127%	124%	115%
Exercise Price	$3.59	$3.59	$3.59	$4.4875	$4.4875	$4.4875

Fair value of the warrant	$0.297	$0.064	$0.37	$0.287	$0.061	$0.36

Warrant Liabilities (US$’000)	$782	$167	$964	$106	$22	$132

	2021 Investors Warrants			2021 Placement Agent Warrants
	September 30, 2021	June 30, 2021	February 18, 2021*	September 30, 2021	June 30, 2021	February 18, 2021*

Stock price	$1.26	$2.00	$4.48	$1.26	$2.00	$4.48
Years to maturity	2.88	3.14	3.50	2.88	3.14	3.50
Risk-free interest rate	0.50%	0.48%	0.26%	0.50%	0.48%	0.26%
Dividend yield	-	-	-	-	-	-
Expected volatility	115%	114%	168%	115%	114%	168%
Exercise Price	$3.59	$3.59	$3.59	$4.4875	$4.4875	$4.4875

Fair value of the warrant	$0.70	$1.25	$4.02	$0.65	$1.18	$3.96

Warrant Liabilities (US$’000)	$1,824	$3,257	$10,476	$237	$431	$1,445

* Closing date of the 2021 Financing.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants issued in the 2020 Financing:

	2020 Investors Warrants			2020 Placement Agent Warrants
	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2022	June 30, 2022	December 31, 2021

Stock price	$0.92	$0.34	$1.00	$0.92	$0.34	$1.00
Years to maturity	1.20	1.45	1.95	1.20	1.45	1.95
Risk-free interest rate	3.90%	2.79%	0.72%	3.90%	2.79%	0.72%
Dividend yield	-	-	-	-	-	-
Expected volatility	103%	107%	128%	103%	107%	128%
Exercise Price	$2.03	$2.03	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$0.195	$0.033	$0.46	$0.211	$0.036	$0.49

Warrant Liabilities (US$’000)	$328	$57	$795	$64	$11	$148

	2020 Investors Warrants			2020 Placement Agent Warrants
	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2021	June 30, 2021	December 31, 2020

Stock price	$1.26	$2.00	$1.35	$1.26	$2.00	$1.35
Years to maturity	2.20	2.45	2.95	2.20	2.45	2.95
Risk-free interest rate	0.34%	0.34%	0.17%	0.34%	0.34%	0.17%
Dividend yield	-	-	-	-	-	-
Expected volatility	122%	120%	102%	122%	120%	102%
Exercise Price	$2.03	$2.03	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$0.80	$1.40	$0.74	$0.80	$1.40	$0.74

Warrant Liabilities (US$’000)	$1,383	$2,420	$1,279	$242	$423	$224

Warrants issued in the 2018 Financing:

	2018 Placement Agent Warrants
	July 2, 2021*	June 30, 2021	December 31, 2020

Stock price	$1.94	$2.00	$1.35
Years to maturity	0.04	0.05	0.05
Risk-free interest rate	0.05%	0.04%	0.08%
Dividend yield	-	-	-
Expected volatility	75%	74%	59%
Exercise Price	$1.4927	$1.4927	$1.4927

Fair value of the warrant	$0.45	$0.51	$0.02

Warrant liabilities (US$’000)	$58	$66	$2

* The investor warrants issued in the 2018 Financing expired in  July 2020. The placement agent warrants issued in the 2018 Financing were cashless exercised on  July 2, 2021.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in fair value of warrant liabilities

Nine and Three Months Ended September 30, 2022 (Unaudited)

	As of September 30, 2022	As of June 30, 2022	As of December 31, 2021	Change in Fair Value (gain)/loss
				Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	782	167	964	(182)	615
--Placement Agent Warrants	106	22	132	(26)	84
Warrants issued in the 2020 Financing:
--Investor Warrants	328	57	795	(467)	271
--Placement Agent Warrants	64	11	148	(84)	53
Warrant Liabilities	1,280	257	2,039	(759)	1,023

Nine and Three Months Ended September 30, 2021 (Unaudited)

						Change in Fair Value (gain)/loss
	As of September 30, 2021	As of July 2, 2021	As of June 30, 2021	As of February 18, 2021	As of December 31, 2020	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	1,824	*	3,257	10,476	*	(8,652)	(1,433)
--Placement Agent Warrants	237	*	431	1,445	*	(1,208)	(194)
Warrants issued in the 2020 Financing:
--Investor Warrants	1,383	*	2,420	*	1,279	104	(1,037)
--Placement Agent Warrants	242	*	423	*	224	18	(181)
Warrants issued in the 2018 Financing:
--Placement Agent Warrants	-	58	66	*	2	56	(8)
	3,686	58	6,597	11,921	1,505	(9,682)	(2,853)

* Not applicable.

Warrants issued and outstanding as of September 30, 2022 and their movements during the nine months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2022	5,001,705	2.36	$3.02	5,001,705	2.36	$3.02
Granted/Vested	-			-
Exercised	-			-
Balance, September 30, 2022 (Unaudited)	5,001,705	1.61	$3.02	5,001,705	1.61	$3.02

17.	Restricted net assets

The Company is a Nevada holding company with operations primarily conducted in China through its PRC subsidiaries, the consolidated VIEs and VIEs’ subsidiaries. The Company’s ability to pay dividends to U.S. investors may depend on receiving distributions from its PRC subsidiaries and settlement of the amounts owed under the VIE agreements from the consolidated VIEs. Any limitation on the ability of the Company’s PRC subsidiaries and the consolidated VIEs to make payments to the Company, or the tax implications of making payments to the Company, could have a material adverse effect on its ability to pay dividends to the U.S. investors.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company.  As of September 30, 2022 and December 31, 2021, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in the Company’s consolidated net assets, were approximately US$15.2 million and US$13.2 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Under the PRC Enterprise Income Tax (“EIT”) Law and related regulations, dividends, interests, rent or royalties payable by a foreign-invested enterprise to its immediate holding company outside China are subject to a 10% withholding tax. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Hong Kong has a tax arrangement with China that provides for a 5% withholding tax on dividends subject to certain conditions and requirements, such as the requirements that the Hong Kong enterprise owns at least 25% of the PRC enterprise distributing the dividend at all times within the 12-month period immediately preceding the distribution of dividends and provides that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The PRC government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner”. The Company owns its PRC subsidiaries through CNET Online Technology Co. Limited (“China Net HK”). China Net HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, there is no assurance that the reduced withholding tax rate will be available for the Company. If China Net HK is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, any dividends paid to it by the Company’s PRC subsidiaries would be subject to a withholding tax rate of 10%.

There are no restrictions for the consolidated VIEs to settle the amounts owed under the VIE agreements to Rise King WFOE. However, arrangements and transactions among affiliated entities may be subject to audit or challenge by the PRC tax authorities. If at any time the VIE agreements and the related fee structure between the consolidated VIEs and Rise King WFOE is determined to be non-substantive and disallowed by Chinese tax authorities, the consolidated VIEs could, as a matter of last resort, make a non-deductible transfer to Rise King WFOE for the amounts owed under the VIE agreements. This would result in such transfer being non-deductible expenses for the consolidated VIEs but still taxable income for Rise King WFOE. If this happens, it may increase the Company’s tax burden and reduce its after-tax income in the PRC, and may materially and adversely affect its ability to make distributions to the holding company. The Company’s management is of the view that the likelihood that this scenario would happen is remote.

The Company’s PRC subsidiaries generate all of their revenue in Renminbi, Renminbi is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of the Company’s PRC subsidiaries to pay dividends/make distributions to the Company. The Chinese government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in availability of foreign currency may then restrict the ability of the Company’s PRC subsidiaries to remit sufficient foreign currency to the Nevada holding company for the holding company to pay dividends to the U.S. investors. Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt. Currently, the Company’s PRC subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to the Nevada holding company, without the approval of the State Administration of Foreign Exchange of China (the “SAFE”) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate the Company’s ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by the SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit the Company’s ability to utilize revenue generated in Renminbi to pay dividends in foreign currencies to holders of the Company’s securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese governmental authorities. This could affect the Company’s ability to obtain foreign currency through debt or equity financing for its PRC subsidiaries.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

To date, none of the Company’s subsidiaries has made any distribution of earnings or issued any dividends to their respective shareholder in or outside of China, or to the Nevada holding company, and the Nevada holding company has never declared or paid any cash dividends to U.S. investors.

The Company does not have any present plan to make any distribution of earnings/issue any dividends directly or indirectly to its Nevada holding company or pay any cash dividends on its common stock in the foreseeable future because the Company currently intend to retain most, if not all, of its available funds and any future earnings to operate and expand the Company’s business.

18.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.17 million for both the nine months ended September 30, 2022 and 2021. The total amounts for such employee benefits were approximately US$0.05 million and US$0.07 million for the three months ended September 30, 2022 and 2021, respectively.

19.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of September 30, 2022, 20% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 80% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the nine and three months ended September 30, 2022 and 2021, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G

Nine Months Ended September 30, 2022
Revenues, customer concentration risk	*	*	*	*	*	*	-

Three Months Ended September 30, 2022
Revenues, customer concentration risk	10%	*	*	*	*	*	-

Nine Months Ended September 30, 2021
Revenues, customer concentration risk	*	11%	*	*	*	*	*

Three Months Ended September 30, 2021
Revenues, customer concentration risk	*	*	19%	*	*	*	*

As of September 30, 2022
Accounts receivable, customer concentration risk	-	-	35%	31%	17%	12%	-

As of December 31, 2021
Accounts receivable, customer concentration risk	-	-	33%	32%	11%	-	19%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the nine and three months ended September 30, 2022 and 2021, respectively:

	Supplier A	Supplier B	Supplier C

Nine Months Ended September 30, 2022
Cost of revenues, supplier concentration risk	53%	27%	*

Three Months Ended September 30, 2022
Cost of revenues, supplier concentration risk	63%	13%	14%

Nine Months Ended September 30, 2021
Cost of revenues, supplier concentration risk	*	77%	-

Three Months Ended September 30, 2021
Cost of revenues, supplier concentration risk	*	85%	-

* Less than 10%.

- No transaction incurred for the reporting period.

20.	Commitments and contingencies

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2022 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	21,813	-	-	-	-	21,813
Cost of revenues	21,811	-	-	-	-	21,811
Total operating expenses	1,517	817	1,100	2,663 (1)	-	6,097
Depreciation and amortization expense included in total operating expenses	270	225	1,100	65	-	1,660
Operating loss	(1,515)	(817)	(1,100)	(2,663)	-	(6,095)

Change in fair value of warrant liabilities	-	-	-	759	-	759

Net loss	(1,555)	(816)	(1,100)	(1,800)	-	(5,271)

Total assets-September 30, 2022	13,279	1,101	3,281	39,802	(32,463)	25,000
Total assets-December 31, 2021	12,150	2,236	4,414	44,328	(30,497)	32,631

(1)	Including approximately US$0.14 million share-based compensation expenses.

Three Months Ended September 30, 2022 (Unaudited)

	Internet Ad. and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	7,216	-	-	-	-	7,216
Cost of revenues	7,267	-	-	-	-	7,267
Total operating expenses	628	80	365	707 (1)	-	1,780
Depreciation and amortization expense included in total operating expenses	91	75	365	21	-	552
Operating loss	(679)	(80)	(365)	(707)	-	(1,831)

Change in fair value of warrant liabilities	-	-	-	(1,023)	-	(1,023)

Net loss	(688)	(80)	(365)	(1,707)	-	(2,840)

(1)	Including approximately US$0.05 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2021 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate		Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenues	34,333	514	-	-		-	34,847
Cost of revenues	34,614	1,125	-	-		-	35,739
Total operating expenses	1,129	1,113	1	8,533	(1)	-	10,776
Depreciation and amortization expense included in total operating expenses	223	225	1	1		-	450
Operating loss	(1,410)	(1,724)	(1)	(8,533)		-	(11,668)

Change in fair value of warrant liabilities	-	-	-	9,682		-	9,682

Net (loss)/income	(1,230)	(1,724)	(2)	1,371		-	(1,585)

Expenditure for long-term assets	1,220	-	-	246		-	1,466

(1)	Including approximately US$6.95 million share-based compensation expenses.

Three Months Ended September 30, 2021 (Unaudited)

	Internet Ad. and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate		Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)		US$ (‘000)	US$ (‘000)

Revenues	11,773	127	-	-		-	11,900
Cost of revenues	11,482	375	-	-		-	11,857
Total operating expenses	539	455	-	623	(1)	-	1,617
Depreciation and amortization expense included in total operating expenses	93	75	-	-		-	168
Operating loss	(248)	(703)	-	(623)		-	(1,574)

Change in fair value of warrant liabilities	-	-	-	2,853		-	2,853

Net (loss)/income	(264)	(703)	-	2,341		-	1,374

Expenditure for long-term assets	-	-	-	85		-	85

(1)	Including approximately US$0.09 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	(Loss)/earnings per share

Basic and diluted (loss)/earnings per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss)/income attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(5,271)	$(1,586)	$(2,840)	$1,375

Weighted average number of common shares outstanding -Basic and diluted	35,572,200	32,279,304	35,827,677	35,332,220

(Loss)/earnings per share-Basic and diluted	$(0.15)	$(0.05)	$(0.08)	$0.04

For the nine and three months ended September 30, 2022 and 2021, the diluted (loss)/earnings per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because their effect was anti-dilutive.

23.	Share-based compensation expenses

In  March 2022, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued an aggregate of 0.095 million fully-vested shares of the Company’s restricted common stock to two of the Company’s executive officers in exchange for their services to the Company for the year ending  December 31, 2022. These shares were valued at the closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses amortized for the nine and three months ended  September 30, 2022 was approximately US$0.05 million and US$0.02 million, respectively.

In June 2022, the Company granted and issued 0.40 million fully-vested and non-forfeitable shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a 12-month period until May 2023. The Company valued these shares at US$0.35 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.14 million as a prepayment asset in prepayment and deposit to suppliers account upon the grant and issuance of these shares. Total compensation expenses amortized for the nine and three months ended September 30, 2022 was approximately US$0.05 million and US$0.04 million, respectively.

For the nine months ended September 30, 2022, the Company also amortized an approximately US$0.04 million compensation expense in the aggregate, which was related to fully-vested and nonforfeitable restricted common stock granted and issued to one of its service providers in  March 2020.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarized share-based compensation expenses recorded for the nine and three months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-	-	-
General and administrative expenses	135	6,945	51	88
Research and development expenses	-	-	-	-
Total	135	6,945	51	88

The aggregate unrecognized share-based compensation expenses as of September 30, 2022 was approximately US$0.11 million, of which approximately US$0.05 million will be recognized for the year ending December 31, 2022 and approximately US$0.06 million will be recognized for the year ending December 31, 2023.

24.	Subsequent events

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

Our common stock may be delisted and prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB is unable to inspect or fully investigate auditors located in China. On December 16, 2021, the PCAOB issued the HFCAA Determination Report (the “PCAOB Determination List"), according to which our auditor, who is headquartered in Hong Kong Special Administrative Region of the PRC (“Hong Kong”), is subject to the determinations that the PCAOB is unable to inspect or investigate completely because of positions taken by the Chinese authorities. On May 13, 2022, following the filing of our annual report on Form 10-K on April 15, 2022, the SEC conclusively identified us as a Commission-Identified Issuer that engages an auditor that the PCAOB is unable to inspect or investigate completely. Under the current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. If this happens there is no certainty that we will be able to list our common stock on a non-U.S. exchange or that a market for our common stock will develop outside of the U.S. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

On December 18, 2020, the Holding Foreign Companies Accountable Act, or the HFCAA, has been signed into law that states if the SEC determines that issuers have filed audit reports issued by a registered public accounting firm that has not been subject to PCAOB inspection for three consecutive years beginning in 2021, the SEC shall prohibit its common stock from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Furthermore, on June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for two consecutive years, instead of three consecutive years as currently enacted in the HFCAA. On February 4, 2022, the U.S. House of Representatives passed the America Competes Act of 2022 which includes the exact same amendments as the bill passed by the Senate. The America Competes Act however includes a broader range of legislation not related to the HFCAA in response to the U.S. Innovation and Competition Act passed by the Senate in 2021. The U.S. House of Representatives and U.S. Senate will need to agree on amendments to these respective bills to align the legislation and pass their amended bills before the U.S. President can sign into law.

On December 16, 2021, the PCAOB issued the HFCAA Determination Report (the “PCAOB Determination List"), according to which our auditor, who is headquartered in Hong Kong Special Administrative Region of the PRC (“Hong Kong”), is subject to the determinations that the PCAOB is unable to inspect or investigate completely because of positions taken by the Chinese authorities. On May 13, 2022, following the filing of our annual report on Form 10-K on April 15, 2022, the SEC conclusively identified us as a Commission-Identified Issuer that engages an auditor that the PCAOB is unable to inspect or investigate completely.

Under the current law, delisting and prohibition from over-the-counter trading of our common stock in the U.S. could take place in 2024. If this happens, there is no certainty that we will be able to list our common stock on a non-U.S. exchange or that a market for our common stock will develop outside of the U.S. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. The potential enactment of the Accelerating Holding Foreign Companies Accountable Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our common stock may be prohibited from over-the-counter trading or delisted. If this bill were enacted, our common stock could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. in 2023.

We have been reaching out to U.S. audit firms which do not fall within the PCAOB Determined List. However, we understand that these audit firms must go through a “client acceptance procedure” before they are able to accept engagement. We will disclose the developments regarding the engagement of U.S. audit firms in subsequent quarterly reports and annual reports.

On August 26, 2022, the PCAOB signed a Statement of Protocol on agreement governing on inspections of audit firms based in mainland China and Hong Kong, with China Securities Regulatory Commission (“CSRC”) and Ministry of Finance (“MOF”) of the PRC, in regarding to governing inspections and investigations of audit firms headquartered in mainland China and Hong Kong. As stated in the agreement, the Chinese authorities committed that the PCAOB has direct access to view complete audit work papers under its inspections or investigations and has sole discretion to the selected audit firms and audit engagements. The agreement opens access for the PCAOB to inspect and investigate the registered public accounting firms in mainland China and Hong Kong completely. And the PCAOB is now required to further re-access its determinations by the end of 2022. In mid-September 2022, the inspection team of the PCAOB arrived in Hong Kong to start an eight to ten-week onsite audit inspections and investigations of the selected audit firms headquartered in mainland China and/or Hong Kong, with the assistant of the officials from CSRC. Notwithstanding the foregoing, the final result remains uncertain. There is no assurance that the Statement of Protocol will be effective in accomplishing its stated goals.

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

From early 2022, we started to introduce our new Software-as-a-Service (“SaaS”) services to our customers. The SaaS services are designated to provide one-stop blockchain-powered enterprise management solutions via our Blockchain Integrated Framework (“BIF”) platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. We did not recognize any SaaS services revenues for the nine and three months ended September 30, 2022. We expect to generate an approximately US$0.50 million SaaS services revenues in the next six months.

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

A.       RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
From unrelated parties	$21,813	$34,843	$7,216	$11,896
From a related party	-	4	-	4
Total revenues	21,813	34,847	7,216	11,900
Cost of revenues	21,811	35,739	7,267	11,857
Gross profit/(loss)	2	(892)	(51)	43

Operating expenses
Sales and marketing expenses	219	159	72	58
General and administrative expenses	5,697	10,366	1,651	1,471
Research and development expenses	181	251	57	88
Total operating expenses	6,097	10,776	1,780	1,617

Loss from operations	(6,095)	(11,668)	(1,831)	(1,574)

Other income/(expenses)
Interest income	96	3	21	1
Other (expense)/income, net	(33)	265	(5)	(37)
Loss on disposal of long-term investments	-	(38)	-	-
Change in fair value of warrant liabilities	759	9,682	(1,023)	2,853
Total other income/(expenses)	822	9,912	(1,007)	2,817

(Loss)/income before income tax benefit/(expense) and noncontrolling interests	(5,273)	(1,756)	(2,838)	1,243
Income tax benefit/(expense)	2	171	(2)	131
Net (loss)/income	(5,271)	(1,585)	(2,840)	1,374
Net (income)/loss attributable to noncontrolling interests	-	(1)	-	1
Net (loss)/income attributable to ZW Data Action Technologies Inc.	$(5,271)	$(1,586)	$(2,840)	$1,375

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Nine Months Ended September 30,
	2022		2021
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$3,208	14.7%	$5,720	16.4%
-Distribution of the right to use search engine marketing service	18,605	85.3%	28,613	82.1%
Internet advertising and related services	21,813	100%	34,333	98.5%
Ecommerce O2O advertising and marketing services	-	-	514	1.5%
Total	$21,813	100%	$34,847	100%

	Three Months Ended September 30,
	2022		2021
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$980	13.6%	$2,125	17.8%
-Distribution of the right to use search engine marketing service	6,236	86.4%	9,648	81.1%
Internet advertising and related services	7,216	100%	11,773	98.9%
Ecommerce O2O advertising and marketing services	-	-	127	1.1%
Total	$7,216	100%	$11,900	100%

Total Revenues: Our total revenues decreased to US$21.81 million and US$7.22 million for the nine and three months ended September 30, 2022, respectively, from US$34.85 million and US$11.90 million for the same periods last year, respectively, which was primarily due to the decrease in our main stream service revenues, i.e., distribution of the right to use search engine marketing services.

●

Internet advertising revenues for the nine and three months ended September 30, 2022 was approximately US$3.21 million and US$0.98 million, respectively, compared with US$5.72 million and US$2.13 million for the nine and three months ended September 30, 2021, respectively. The decreases were mainly due to repeated regional COVID-19 rebound cases in many provinces in China during the first nine months of fiscal 2022, which resulted in regional temporary quarantine and business shutdown that affected business of most of our clients, i.e., SMEs.

●

Revenue generated from distribution of the right to use search engine marketing service for the nine and three months ended September 30, 2022 was approximately US$18.61 million and US$6.24 million, respectively, compared with approximately US$28.61 million and US$9.65 million for the nine and three months ended September 30, 2021, respectively. The reason that caused the decrease in revenue generated from this business category was the same as discussed above about the Internet advertising and related data services.

●

For the nine and three months ended September 30, 2021, we generated an approximately US$0.51 million and US$0.13 million Ecommerce O2O advertising and marketing service revenues, respectively. We generated these revenues from distribution of the advertising spaces in outdoor billboards we purchased from a third party. We terminated this business in the fourth quarter of fiscal 2021.

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

	Nine Months Ended September 30,
	2022			2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$3,208	$2,871	11%	$5,720	$5,112	11%
-Distribution of the right to use search engine marketing service	18,605	18,940	-2%	28,613	29,502	-3%
Internet advertising and related services	21,813	21,811	0.01%	34,333	34,614	-1%
Ecommerce O2O advertising and marketing services	-	-	-	514	1,125	-119%
Total	$21,813	$21,811	0.01%	$34,847	$35,739	-3%

	Three Months Ended September 30,
	2022			2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$980	$833	15%	$2,125	$1,867	12%
-Distribution of the right to use search engine marketing service	6,236	6,434	-3%	9,648	9,615	0.3%
Internet advertising and related services	7,216	7,267	-0.7%	11,773	11,482	2%
Ecommerce O2O advertising and marketing services	-	-	-	127	375	-195%
Total	$7,216	$7,267	-0.7%	$11,900	$11,857	0.4%

Cost of revenues: Our total cost of revenues decreased to US$21.81 million and US$7.27 million for the nine and three months ended September 30, 2022, respectively, from US$35.74 million and US$11.86 million for the nine and three months ended September 30, 2021, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resource and other direct costs associated with providing our services. The decrease in our total cost of revenues for the nine and three months ended September 30, 2022 was primarily due to the decrease in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines during the periods, which were in line with the decrease in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the nine and three months ended September 30, 2022, our total cost of revenues for Internet advertising and data service was approximately US$2.87 million and US$0.83 million, respectively, compared with approximately US$5.11 million and US$1.87 million for the nine and three months ended September 30, 2021, respectively. The gross margin rate of our Internet advertising and data service was 11% and 15% for the nine and three months ended September 30, 2022, compared with 11% and 12% for the nine and three months ended September 30, 2021, respectively. We anticipate the gross margin rate of this business category will maintain at 10%-15%.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resources consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resources in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the nine and three months ended September 30, 2022, our total cost of revenues for distribution of the right to use search engine marketing service was US$18.94 million and US$6.43 million, respectively, compared with US$29.50 million and US$9.62 million for the same periods last year, respectively. The decrease in cost of revenues for the nine and three months ended September 30, 2022 was in line with the decrease in revenues from this business category, as a result of the severe regional COVID-19 rebound incurred during the first nine months of fiscal 2022, as discussed above. Gross margin rate of this business category was -2% and -3% for the nine and three months ended September 30, 2022, respectively, compared with -3% and 0.3% gross margin rate incurred for the same periods last year, respectively.

●

For the nine and three months ended September 30, 2021, cost for our Ecommerce O2O advertising and marketing service was approximately US$1.13 million and US$0.38 million, respectively, which costs represented the amortized cost of the related outdoor billboards ad spaces we pre-purchased during the periods.

Gross profit/(loss)

As a result of the foregoing, for the nine months ended September 30, 2022, we generated a gross profit of approximately US$0.002 million, compared with a gross loss of approximately US$0.89 million for the nine months ended September 30, 2021. For the three months ended September 30, 2022, we incurred an approximately US$0.05 million gross loss, compared with a gross profit of approximately US$0.04 million for the three months ended September 30, 2021. Our overall gross margin was 0.01% and -0.7% for the nine and three months ended September 30, 2022, respectively, compared with -3% and 0.4% for the same periods last year, respectively. The generation of gross profit and improvement of our overall gross margin rate for the nine months ended September 30, 2022, as compared with the same period last year, was mainly attributable to: (1) the improvement of gross margin rate of our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, which accounted for approximately 85.3% of our total revenues during the period, to -2%, compared with the -3% gross margin rate for the same period last year; and (2) termination of our outdoor billboards advertising business in the fourth quarter of 2021, as this business incurred a gross loss margin of -127% for fiscal 2021.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2022		2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$21,813	100%	$34,847	100%
Gross profit/(loss)	2	0.01%	(892)	-3%

Sales and marketing expenses	219	1%	159	-
General and administrative expenses	5,697	26%	10,366	30%
Research and development expenses	181	1%	251	1%
Total operating expenses	$6,097	28%	$10,776	31%

	Three Months Ended September 30,
	2022		2021
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$7,216	100%	$11,900	100%
Gross (loss)/profit	(51)	-0.7%	43	0.4%

Sales and marketing expenses	72	1%	58	-
General and administrative expenses	1,651	23%	1,471	13%
Research and development expenses	57	1%	88	1%
Total operating expenses	$1,780	25%	$1,617	14%

Operating Expenses: Our total operating expenses was approximately US$6.10 million and US$1.78 million for the nine and three months ended September 30, 2022, respectively, compared with approximately US$10.78 million and US$1.62 million for the nine and three months ended September 30, 2021, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.22 million and US$0.07 million for the nine and three months ended September 30, 2022, respectively, compared with approximately US$0.16 million and US$0.06 million for the nine and three months ended September 30, 2021, respectively. Our sales and marketing expenses primarily consist of staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the nine and three months ended September 30, 2022, the increase in our sales and marketing expenses was primarily due to the increase in staff salaries, staff benefits and other general office expenses of our sales department in Guangzhou, as a result of the increase in business development activities of our Guangzhou office since the fourth fiscal quarter of 2021.

●

General and administrative expenses: General and administrative expenses was US$5.70 million and US$1.65 million for the nine and three months ended September 30, 2022, respectively, compared with US$10.37 million and US$1.47 million for the nine and three months ended September 30, 2021, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the nine months ended September 30, 2022, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$6.81 million, due to less shares of the Company’s restricted common stock were granted and issued to management and employees in the first nine months of 2022, compared with that granted and issued in the same period last year; (2) the increase in allowance for doubtful accounts of approximately US$0.95 million; (3) the increase in amortization of administrative assets of approximately US$1.16 million; and (4) the increase in other general administrative expenses of approximately US$0.03 million. For the three months ended September 30, 2022, the increase in our general and administrative expenses was primarily attributable to the increase in amortization of administrative assets of approximately US$0.38 million, which was partially offset by the decrease in share-based compensation expenses and other general administrative expenses of approximately US$0.04 million and US$0.16 million, respectively.

●

Research and development expenses: Research and development expenses was approximately US$0.18 million and US$0.06 million for the nine and three months ended September 30, 2022, respectively, compared with approximately US$0.25 million and US$0.09 million for the nine and three months ended September 30, 2021, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department. For the nine and three months ended September 30, 2022, the decrease in our research and development expenses was primarily due to a reduction in headcount in our research and development department, compared with the same period last year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$6.10 million and US$11.67 million for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, we incurred a loss from operations of approximately US$1.83 million and US$1.57 million, respectively.

Change in fair value of warrant liabilities: We issued warrants in financing activities. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$0.76 million and US$9.68 million was recorded for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, we incurred a loss of change in fair value of warrant liabilities of approximately US$1.02 million, compared with a gain of change in fair value of warrant liabilities of approximately US$2.85 million for the three months ended September 30, 2021.

(Loss)/income before income tax benefit/(expense) and noncontrolling interests: As a result of the foregoing, our loss before income tax benefit and noncontrolling interest was approximately US$5.27 million and US$1.76 million for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, we incurred an approximately US$2.84 million loss before income tax expense and noncontrolling interest, compared with an approximately US$1.24 million income before income tax benefit and noncontrolling interest for the three months ended September 30, 2021.

Income Tax benefit/(expense): For the nine months ended September 30, 2022, we recognized an approximately US$0.002 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs, which we consider likely to be utilized with future earnings of this entity. For the three months ended September 30, 2022, we recognized an approximately US$0.002 million income tax expense in relation to the net operating income generated by the same one of our operating VIEs, which resulted in a decrease in deferred tax asset recognized in previous reporting periods. For the nine months ended September 30, 2021, we recognized an approximately US$0.27 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period, which we consider likely to be utilized with respect to future earnings of this entity, which amount was partially offset by an approximately US$0.08 million and an approximately US$0.02 million income tax expense recognized in relation to additional deferred tax assets provision provided and utilization of prior period recognized deferred tax assets by two other operating VIEs during the period, respectively. For the three months ended September 30, 2021, we recognized an approximately US$0.13 million income tax benefit in relation to the net operating loss incurred by one of our operating VIEs for the period.

Net (loss)/income: As a result of the foregoing, for the nine months ended September 30, 2022 and 2021, we incurred a total net loss of approximately US$5.27 million and US$1.59 million, respectively. For the three months ended September 30, 2022, we recognized a net loss of approximately US$2.84 million, compared with a net income of approximately US$1.37 million for the three months ended September 30, 2021.

Net (income)/loss attributable to noncontrolling interest: In May 2018, we incorporated a majority-owned subsidiary, Business Opportunity Chain, and beneficially owned 51% of its equity interest. In October 2020, we incorporated another majority-owned subsidiary, Qiweilian Guangzhou, and beneficially owned 51% of its equity interest. Due to changes in business strategies, we disposed our 51% equity interests in both Business Opportunity Chain and Qiweilian Guangzhou to unrelated parties during fiscal 2021. For the nine months ended September 30, 2021, before we disposed our equity interests in these entities, net income allocated to the noncontrolling interest shareholders of these entities was approximately US$0.001 million. For the three months ended September 30, 2021, net loss allocated to the noncontrolling interest shareholders of these entities was approximately US$0.001 million.

Net (loss)/income attributable to ZW Data Action Technologies Inc.: Total net (loss)/income as adjusted by net income/(loss) attributable to the noncontrolling interest shareholders as discussed above yields the net (loss)/income attributable to ZW Data Action Technologies Inc. Net loss attributable to ZW Data Action Technologies Inc. was approximately US$5.27 million and US$1.59 million for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, net loss attributable to ZW Data Action Technologies Inc. was approximately US$2.84 million, compared with a net income attributable to ZW Data Action Technologies Inc. of approximately US$1.38 million for the three months ended September 30, 2021.

B.          LIQUIDITY AND CAPITAL RESOURCES

Cash Transfer within Our Organization and the Related Restrictions

We are a Nevada holding company with operations primarily conducted in China through our PRC subsidiaries, VIEs and VIEs’ subsidiaries. The intercompany flow of funds within our organization is effected through capital contributions and intercompany loans. We do not have written policies regarding intercompany cash transfer within our organization. In accordance with our current internal cash management practices, all intercompany cash transfer within our organization requires prior approval by our financial director and our chief financial officer/or our chief executive officer before execution.

As we conduct our operations primarily in China through our PRC subsidiaries, VIEs and their subsidiaries, and we intend to transfer most of our cash raised from the U.S. stock market to these operating entities to support their operations and expansions, our ability to pay dividends to U.S. investors may depend on receiving distributions from our PRC subsidiaries and settlement of the amounts owed under the VIE agreements from the consolidated VIEs. Any limitation on the ability of our PRC subsidiaries and the consolidated VIEs to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to pay dividends to our U.S. investors.

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of September 30, 2022 and December 31, 2021, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$15.2 million and US$13.2 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Under the PRC Enterprise Income Tax (“EIT”) Law and related regulations, dividends, interests, rent or royalties payable by a foreign-invested enterprise to its immediate holding company outside China are subject to a 10% withholding tax. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Hong Kong has a tax arrangement with China that provides for a 5% withholding tax on dividends subject to certain conditions and requirements, such as the requirements that the Hong Kong enterprise owns at least 25% of the PRC enterprise distributing the dividend at all times within the 12-month period immediately preceding the distribution of dividends and provides that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The PRC government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner”. We own our PRC subsidiaries through China Net HK. China Net HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, there is no assurance that the reduced withholding tax rate will be available for us. If China Net HK is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, any dividends paid to it by our PRC subsidiaries would be subject to a withholding tax rate of 10%.

There are no restrictions for the consolidated VIEs to settle the amounts owed under the VIE agreements to our WFOE. However, arrangements and transactions among affiliated entities may be subject to audit or challenge by the PRC tax authorities. If at any time the VIE agreements and the related fee structure between the consolidated VIEs and our WFOE is determined to be non-substantive and disallowed by Chinese tax authorities, the consolidated VIEs could, as a matter of last resort, make a non-deductible transfer to our WFOE for the amounts owed under the VIE agreements. This would result in such transfer being non-deductible expenses for the consolidated VIEs but still taxable income for our WFOE. If this happens, it may increase our tax burden and reduce our after-tax income in the PRC, and may materially and adversely affect our ability to make distributions to the holding company. Our management is of the view that the likelihood that this scenario would happen is remote. To date, the VIEs have settled to our WFOE the amount owed under the VIE agreements of RMB15.25 million (approximately US$2.27 million) in the aggregate.

Our PRC subsidiaries generate all of their revenue in Renminbi, Renminbi is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to pay dividends/make distributions to us. The Chinese government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in availability of foreign currency may then restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to us for us to pay dividends to the U.S. investors. Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt. Currently, our PRC subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (the “SAFE”) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by the SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our PRC subsidiaries.

To date, none of our subsidiaries has made any distribution of earnings or issued any dividends to their respective shareholder in or outside of China, or to the Nevada holding company, and the Nevada holding company has never declared or paid any cash dividends to U.S. investors.

We do not have any present plan to make any distribution of earnings/issue any dividends directly or indirectly to our Nevada holding company or pay any cash dividends on our common stock in the foreseeable future because we currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Cash Flow Analysis for the Nine Months Ended September 30, 2022 and 2021

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2022, we had cash and cash equivalents of approximately US$2.15 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	Amounts in thousands of US dollars

Net cash used in operating activities	$(4,409)	$(6,600)
Net cash used in investing activities	(479)	(6,097)
Net cash provided by financing activities	-	17,111
Effect of foreign currency exchange rate changes	(131)	20
Net (decrease)/increase in cash and cash equivalents	$(5,019)	$4,434

Net cash used in operating activities

For the nine months ended September 30, 2022, our net cash used in operating activities of approximately US$4.41 million were primarily attributable to:

(1)

net loss excluding approximately US$1.66 million of non-cash expenses of depreciation and amortizations; approximately US$0.24 million amortization of operating lease right-of-use assets, approximately US$0.14 million share-based compensation; approximately US$0.76 million gain from change in fair value of warrant liabilities, approximately US$0.95 million allowance for doubtful accounts, approximately US$0.002 million deferred tax benefit, and approximately US$0.09 million non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$3.14 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other current liabilities and taxes payable increased by approximately US$0.74 million in the aggregate;

-	due from related parties in relation to advertising services provided to related parties decreased by approximately US$0.06 million; and

-	other current assets decreased by approximately US$0.03 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.21 million;

-	prepayment and deposit to suppliers increased by approximately US$0.46 million, primarily due to new deposits and prepayments made for the purchase of various advertising resources during the period;

-	accounts payable decreased by approximately US$0.78 million, primarily due to settlement to one of our major suppliers during the period;

-	advance from customers decreased by approximately US$0.18 million, primarily due to recognizing revenues from opening contract liabilities during the period; and

-

accruals, operating lease liabilities and short-term lease payment payables decreased by approximately US$0.46 million in the aggregate, due to settlement of these operating liabilities during the period.

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

Net cash used in investing activities

For the nine months ended September 30, 2022, (1) we provided short-term loans of US$2.60 million in the aggregate to two unrelated parties during the period. The current interest rate is 5% per annum for both loans; (2) we received an aggregate of US$2.05 million repayments of short-term loan principals, of which US$1.03 million was related to a loan provided in fiscal 2021, and a US$0.06 million loan interest income, respectively; and (3) we also received an approximately US$0.01 million short-term loan repayment from one of our unconsolidated investees. In the aggregate, these transactions result in a net cash outflow used in investing activities of approximately US$0.48 million for the nine months ended September 30, 2022.

For the nine months ended September 30, 2021, (1) we paid an aggregate of approximately US$0.31 million for the purchase of vehicles, furniture and office equipment, and for our leasehold improvement project in Guangzhou; (2) we made an aggregate of approximately US$1.89 million cash investment to our investee entities, including an US$1.0 million investment for a 15.38% equity interest in an entity, for jointly developing blockchain, key opinion leader and e-sports platform and jointly operating IP data for e-sports and games with strategic partners, and we also provided an additional approximately US$0.04 million temporary loans in the aggregate to two of our investee entities; (3) we paid US$1.16 million for the purchase of an Internet Ad tracking system to further enhance the effectiveness of our Internet advertising business; (4) we provided to an unrelated party short-term loans of approximately US$2.95 million in the aggregate, of which an approximately US$1.51 million was provided during the first nine months of 2021. The borrower repaid an approximately US$1.30 million during the first nine months of 2021; (5) cash decreased by approximately US$0.01 as a result of deconsolidation of VIEs’ subsidiaries during the period; and (6) we made an aggregate of US$2.50 million deposit and prepayment for other investing activities, including: (i) a US$1.0 million refundable deposit for a potential merge and acquisition transaction, which will be refunded if no definitive agreement is reached by the date as agreed upon each party; and (ii) a US$1.5 million prepayment in accordance with a cryptocurrency mining machine purchase agreement, which had been cancelled due to the industry banning policies announced by the government. We were refunded with US$1.0 million by the end of fiscal 2021 and the remaining balance of the US$0.5 million was charged off, due to subsequent collection was considered remote. In the aggregate, these transactions resulted in a cash outflow used in investing activities of approximately US$6.10 million for the nine months ended September 30, 2021.

Net cash provided by financing activities

For the nine months ended September 30, 2022, no cash was provided by or used in financing activities.

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

Future Liquidity, Material Cash Requirements and Capital Resources

Our future short-term liquidity needs within 12 months from the date hereof primarily include deposits and advance payments required for the purchase of search engine marketing resources and other online marketing resources to be distributed to our customers and payments for our operating expenses, which mainly consist of office rentals and employee salary and benefit.

In addition, in order to further develop our core business, i.e., our Internet advertising and related data service business, broaden and diversify the online marketing channels for customers, reinforce our industry competitive advantage and secure our client base, we are actively seeking target companies with complementary online marketing resources for acquisition and/or joint ventures cooperation. To date, we have not entered into any binding agreements with any potential target. It is not yet certain when the potential acquisition and/or cooperation will be consummated and what form(s) of consideration will be transferred by us. If this transaction were to be consummated, it will materially decrease our liquidity in the short run when the cash consideration, if any, is transferred. However, upon consummation of the acquisition, operating profits and new cash inflow may be generated from the acquired subsidiary, which may also help to improve the overall gross margin and cash flow status of our core business through the expected synergies of combining operations of the new acquired subsidiary and our own. Except this, we do not have other material non-operational cash requirements within 12 months from the date hereof.

Our current core business is to provide advertising and marketing services to small and medium enterprises (“SMEs”) in the PRC, which is particularly sensitive to changes in general economic conditions. During the first nine months of 2022, there had been repeated severe COVID-19 cases rebound in many provinces and first tier cities in China, such as Shanghai, Shenzhen etc., regional large-scale quarantine and business shutdown incurred and is expected to continue incurring from time to time, which resulted in pandemic fears and in return severely affected the SMEs owners’ confidence to further expand their businesses. As a result, our core business is suffering from a temporary decrease in revenue and our gross profit margin narrowed down accordingly. Thus, we have been relying on proceeds generated from financing activities for our liquidity in fiscal 2022.

In order to improve operation performance, from early 2022, we started to introduce our new Software-as-a-Service (“SaaS”) services to our customers. The SaaS services were designated to provide one-stop blockchain-powered enterprise management solutions via our Blockchain Integrated Framework (“BIF”) platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. We initially entered into framework contracts and memorandums with several corporate customers for BIF platform subscription services on a monthly, quarterly or annual basis in early 2022, with a projected total contract revenues of approximately US$1 million. However, due to unexpected long time quarantine and business shutdown measures for COVID-19 epidemic control incurred in the first nine months of 2022, especially in the second fiscal quarter of 2022, some of these agreements were cancelled or delayed by customers. To adapt to the economic change and alleviate the impact of COVID-19 epidemic control measures, we modified our short-term SaaS services tactics into a more SMEs-friendly way, for example, we introduced a more flexible payment method of pay per generation of NFT. As of now, we projected to generate aggregately US$0.50 million revenues from this new SaaS services in the next six months. Although revenues from the new SaaS services business and its profitability have not met our expectations, it is expected to bring us positive cash flow and help  to improve our liquidity, as these services are provided based on technologies of our self-developed software platform, which does not need any further material cash outflow to other third-party service providers.

In addition, for the next 12 months from the date hereof, we anticipate to generate additional cash inflows and/or improve our liquidity through the following: (1) our short-term working capital loans provided to unrelated parties will mature within the next 12 months that we anticipate collecting these loans and the related interest income within the next 12 months; (2) if at any time we anticipate insufficiency of our working capital, we can apply for revolving credit facility from commercial banks in the PRC to supplement our short-term liquidity deficit. We have not experienced any difficulties in obtaining such credit facility before, and this could result in fixed obligations and incremental cost of interest; (3) in consideration of the long-term cooperation history and good track records with our major suppliers, we plan to negotiate with our suppliers for more favorable payment terms; and (4) in response to the temporary business performance decline resulting from the quarantine and business shutdown measures for COVID-19 epidemic control, we plan to reduce our operating costs through optimizing the personnel structure among different offices and reduce our office leasing spaces, if needed. This may incur incremental costs related to employee layoff compensation and contract termination penalty.

Based on the above discussion, we believe that our current cash and cash equivalents, our anticipated new cash flows from operations and investing and financing activities, and our other liquidity improving measures will ensure we have sufficient cash to meet our obligations as they become due with the next 12 months.

In the long term, beyond the next 12 months, we plan to further broaden the application scenarios of our blockchain-technologies based SaaS services to be offered to the customers, continue expanding our core Internet advertising and marketing business through acquisitions, and develop Internet advertising and marketing channels that target overseas Internet users. As such, we may decide to enhance our liquidity position or increase our cash reserve for future investments through additional equity financing in the U.S. capital market. This would result in further dilution to our shareholders. We cannot assure you that such financing will be available in amounts or on terms acceptable to us, or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: November 18, 2022	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Li
Name: Mark Li
Title: Chief Financial Officer (Principal Accounting and Financial Officer)