Form 10-Q
period 2023-03-31
ZW Data Action Technologies Inc.
filed 2023-05-22
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 22, 2023, the registrant had 7,204,506 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

The Public Company Accounting Oversight Board (the “PCAOB”) had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections over our auditor deprived our investors of the benefits of such inspections.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	March 31, 2023	December 31, 2022
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,592	$4,391
Accounts receivable, net of allowance for credit loss of $4,070 and $3,760, respectively	1,567	1,745
Prepayment and deposit to suppliers	4,390	4,567
Other current assets, net	3,327	1,610
Total current assets	10,876	12,313

Long-term investments	1,604	1,596
Operating lease right-of-use assets	1,680	1,761
Property and equipment, net	225	249
Intangible assets, net	2,964	3,264
Long-term deposits and prepayments	69	69
Deferred tax assets, net	413	406
Total Assets	$17,831	$19,658

Liabilities and Equity
Current liabilities:
Accounts payable *	$218	$205
Advances from customers *	720	739
Accrued payroll and other accruals *	266	438
Taxes payable *	3,280	3,248
Operating lease liabilities *	310	347
Lease payment liabilities related to short-term leases *	103	101
Other current liabilities *	341	437
Warrant liabilities	84	185
Total current liabilities	5,322	5,700

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2023	December 31, 2022
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current	1,500	1,535
Long-term borrowing from a related party	127	126
Total Liabilities	6,949	7,361

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 20,000,000 shares; issued and outstanding 7,174,506 shares at March 31, 2023 and December 31, 2022)	7	7**
Additional paid-in capital	62,017	62,017**
Statutory reserves	2,598	2,598
Accumulated deficit	(54,859)	(53,525)
Accumulated other comprehensive income	1,119	1,200
Total stockholders’ equity	10,882	12,297

Total Liabilities and Equity	$17,831	$19,658

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2023	2022
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues	$6,316	$7,652
Cost of revenues	6,630	7,518
Gross (loss)/profit	(314)	134

Operating expenses
Sales and marketing expenses	48	69
General and administrative expenses	932	1,548
Research and development expenses	18	68
Total operating expenses	998	1,685

Loss from operations	(1,312)	(1,551)

Other income/(expenses)
Interest income	72	46
Other expenses, net	(5)	(9)
Change in fair value of warrant liabilities	101	795
Total other income	168	832

Loss before income tax benefit	(1,144)	(719)
Income tax benefit	1	2
Net loss	$(1,143)	$(717)

Net loss	$(1,143)	$(717)
Foreign currency translation loss	(81)	(22)
Comprehensive loss	$(1,224)	$(739)

Loss per share
Loss per common share

Basic and diluted**	$(0.16)	$(0.10)

Weighted average number of common shares outstanding:

Basic and diluted**	7,174,506	7,079,962

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2023	2022
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,143)	$(717)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	322	554
Amortization of operating lease right-of-use assets	106	60
Share-based compensation expenses	35	56
Provision for allowance for credit losses	301	-
Deferred taxes	(1)	(2)
Disposal of fixed assets	3	-
Change in fair value of warrant liabilities	(101)	(795)
Other non-operating income	(72)	(45)
Changes in operating assets and liabilities
Accounts receivable	(56)	(159)
Prepayment and deposit to suppliers	171	914
Other current assets	(1)	13
Accounts payable	10	(373)
Advances from customers	(27)	(203)
Accrued payroll and other accruals	(174)	(66)
Other current liabilities	(184)	(36)
Taxes payable	(8)	7
Lease payment liability related to short-term leases	-	(42)
Operating lease liabilities	(97)	(56)
Net cash used in operating activities	(916)	(890)

Cash flows from investing activities
Repayment of short-term loans from ownership investee entities	-	13
Short-term loan to unrelated parties	(2,000)	(2,500)
Repayment of short-term loans and interest income from unrelated parties	123	1,029
Net cash used in investing activities	(1,877)	(1,458)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2023	2022
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities

Net cash provided by/(used in) financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(6)	(1)

Net decrease in cash and cash equivalents	(2,799)	(2,349)

Cash and cash equivalents at beginning of the period	4,391	7,173
Cash and cash equivalents at end of the period	$1,592	$4,824

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(In thousands, except for number of shares)

	Common stock				Additional paid-in capital		Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Number of shares		Amount
			(US $)		(US $)		(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2023	7,174,506	**	$7	**	$62,017	**	$2,598	$(53,525)	$1,200	$12,297
Cumulative effect adjustment related to adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-		-		-		-	(191)	-	(191)
Net loss for the period	-		-		-		-	(1,143)	-	(1,143)
Foreign currency translation adjustment	-		-		-		-	-	(81)	(81)
Balance, March 31, 2023 (unaudited)	7,174,506		$7		$62,017		$2,598	$(54,859)	$1,119	$10,882

	Common stock**		Additional paid-in capital**	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders ’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2022	7,075,506	$7	$61,813	$2,598	$(43,734)	$1,082	$21,766
Share-based compensation in exchange for services from employees and directors	19,000	-	16	-	-	-	16
Net loss for the period	-	-	-	-	(717)	-	(717)
Foreign currency translation adjustment	-	-	-	-	-	(22)	(22)
Balance, March 31, 2022 (unaudited)	7,094,506	$7	$61,829	$2,598	$(44,451)	$1,060	$21,043

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$340	$578
Accounts receivable, net	1,567	1,745
Prepayment and deposit to suppliers	1,931	2,020
Other current assets	3	2
Total current assets	3,841	4,345

Long-term investments	167	165
Operating lease right-of-use assets	98	145
Property and equipment, net	104	113
Deferred tax assets, net	413	406
Total Assets	$4,623	$5,174

Liabilities
Current liabilities:
Accounts payable	$218	$205
Advances from customers	667	515
Accrued payroll and other accruals	39	63
Taxes payable	2,629	2,602
Operating lease liabilities	99	146
Lease payment liabilities related to short-term leases	103	101
Other current liabilities	204	320
Total current liabilities	3,959	3,952

Total Liabilities	$3,959	$3,952

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$6,148	$7,198
Cost of revenues	(6,327)	(7,518)
Total operating expenses	(370)	(259)
Net loss before allocation to noncontrolling interests	(550)	(585)

3.	Liquidity and Capital Resources

For the three months ended March 31, 2023, the Company incurred a loss from operations of US$1.31 million and a net operating cash outflow of US$0.92 million. As of March 31, 2023, the Company had cash and cash equivalents of US$1.59 million and working capital of US$5.55 million.

The Company experienced temporary decreases in revenues, incurred a gross loss, and did not generate a positive net cash flow from its core business, i.e., Internet advertising and related data service business for the three months ended March 31, 2023. This was primarily attributable to the peak infection of COVID-19 in China incurred from November 2022 through February 2023, which affected a significant number of the Company’s workforce and most of its clients, and in return adversely affected the Company’s normal business activities, and caused temporary decrease in or delay in ad spending from its clients during the first fiscal quarter of 2023. Although the COVID-19 outbreak had been largely under control within China with most of the travel restrictions and quarantine requirements lifted accordingly, and the WHO declared that COVID-19 is no longer a global health emergency on May 5, 2023, the three-year COVID-19 pandemic in China affected the SMEs owners’ confidence to further expand their businesses, and thus adversely affected the SMEs owners’ demands on the Company’s online advertising and marketing services in the short run. As a result, the Company has been relying on proceeds generated from financing activities for its liquidity in the first fiscal quarter of 2023. Although there remain uncertainties as to the future development and impact of the COVID-19 pandemic, the Company anticipates a slow recovery of performance and improvement of cash flow status of its core business in the next 12 months.

In order to improve operation performance, from early 2022, the Company started to introduce its SaaS services to customers. The Company’s SaaS services are provided based on technologies of its self-developed Blockchain Integrated Framework (“BIF”) platform. The subscriptions of the Company’s BIF platform enable its clients to utilize the BIF platform as an enterprise management software to record, share and storage operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their IPs and certificates. Although the unexpected long-time quarantine and business shutdown measures for COVID-19 epidemic control incurred throughout fiscal 2022 adversely affected the Company’s promotion of the SaaS services, and revenues from the new SaaS services business and its profitability have not met the Company’s expectations, the Company still expects the new SaaS services business to bring in positive cash flow and help to improve liquidity, as these services are provided based on technologies of the Company’s self-developed software platform, which does not need any further material cash outflow to other third-party service providers.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited condensed consolidated interim financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC (the “2022 Form 10-K”) on April 17, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2023, its condensed consolidated results of operations for the three months ended March 31, 2023 and 2022, and its condensed consolidated cash flows for the three months ended March 31, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2023	December 31, 2022
Balance sheet items, except for equity accounts	6.8717	6.9646

	Three Months Ended March 31,
	2023	2022
Items in the statements of operations and comprehensive loss	6.8476	6.3504

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Current expected credit losses

In  June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU require the measurement and recognition of expected credit losses for financial assets held at amortized cost, which replace the existing incurred loss impairment model with an expected loss methodology. The Company, as a SEC smaller reporting company, has adopted the amendments in this ASU from  January 1, 2023, using a modified retrospective transition method and did not restate the related accounts in the comparable period. Instead, the Company recognized a cumulative-effect adjustment to increase the opening balance of its accumulated deficit on January 1, 2023 by US$0.19 million, of which US$0.04 million was related to the cumulative-effect adjustment to allowance for credit loss of accounts receivable, and the remaining US$0.15 million was related to the cumulative-effect adjustment to allowance for credit loss of other current assets, which primarily consisted of short-term loans the Company provided to unrelated parties.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The allowance for credit losses reflects the Company's current estimate of credit losses expected to be incurred over the life of the related financial assets. The allowance for credit losses is presented as a valuation account that is deducted from the amortized cost basis of financial asset(s) to present the net amount expected to be collected on the financial asset(s).

The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses, including the aging and aging trends, customer/other parties’ creditworthiness and specific exposures related to particular customers/other parties. The Company also monitors other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a customer/other party’s ability to pay in establishing and adjusting its allowance for credit losses. The Company assesses collectability by reviewing the financial assets on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers/other parties with known disputes or collectability issues. Accounts receivable and short-term loans to unrelated parties are written off after all collection efforts have ceased.

The following tables summarized the movements of the Company’s credit losses for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:
Balance as of beginning of the period	3,760	2,236
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	36	-
Provision for credit loss during the period	223	-
Written off during the period	-	-
Exchange translation adjustments	51	9
Balance as of end of the period	4,070	2,245

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for other current assets:
Balance as of beginning of the period	617	-
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	155	-
Provision for credit loss during the period	78	-
Written off during the period	-	-
Exchange translation adjustments	-	-
Balance as of end of the period	850	-

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 are as follows:

		Fair value measurement at reporting date using
	As of March 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 14)	84	-	-	84

		Fair value measurement at reporting date using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 14)	185	-	-	185

g)	Reverse stock split

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

When the Reverse Stock Split became effective, each five shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest full share. No cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

As a result of the Reverse Stock Split, 35,827,677 shares of Common Stock that were issued and outstanding at January 18, 2023 was reduced to 7,174,506 shares of Common Stock (taking into account the rounding of fractional shares).

Except where otherwise specified, all number of shares, number of warrants, share prices, exercise prices and per share data in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively restated as if the Reverse Stock Split occurred at the beginning of the periods presented.

h)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Internet advertising and related services
--distribution of the right to use search engine marketing service	6,161	6,594
--online advertising placements	130	1,058
Blockchain-based SaaS services	25	-
Total revenues	6,316	7,652

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	6,316	7,652
Revenue recognized at a point in time	-	-
Total revenues	6,316	7,652

Contract balances

The table below summarized the movement of the Company’s contract liabilities (advance from customers) for the three months ended March 31, 2023:

Contract liabilities
US$(’000)

Balance as of January 1, 2023	739
Exchange translation adjustment	8
Revenue recognized from beginning contract liability balance	(550)
Advances received from customers related to unsatisfied performance obligations	523
Balance as of March 31, 2023 (Unaudited)	720

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for both the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023 and 2022, there is no revenue recognized from performance obligations that were satisfied in prior periods.

i)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the three months ended March 31, 2023 and 2022 were approximately US$0.02 million and US$0.07 million, respectively.

j)	Lease

As of March 31, 2023, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$1.68 million and US$1.81 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Nine months ending December 31, 2023	329
Year ending December 31,
-2024	317
-2025	333
-2026	349
-2027	367
-2028	385
-thereafter	65
Total undiscounted lease payments	2,145
Less: imputed interest	(335)
Total operating lease liabilities as of March 31, 2023	1,810

Including:
Operating lease liabilities	310
Operating lease liabilities-Non current	1,500
1,810

Operating lease expenses:

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Long-term operating lease contracts	133	90
Short-term operating lease contracts	6	15
Total	139	105

Supplemental information related to operating leases:

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	122	86
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	-	-
Weighted-average remaining lease term (years)	5.62	6.90
Weighted-average discount rate	6%	6%

5.	Accounts receivable, net

	March 31, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,637	5,505
Allowance for credit loss	(4,070)	(3,760)
Accounts receivable, net	1,567	1,745

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the three months ended March 31, 2023, the Company provided approximately US$0.22 million credit losses for its accounts receivable.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Prepayment and deposit to suppliers

	March 31, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	866	1,077
Prepayments to advertising resources providers	3,045	3,036
Other deposits and prepayments	479	454
	4,390	4,567

7.	Other current assets, net

	March 31, 2023	December 31, 2022
	US$(’000)	US$(’000)

Short-term loans to unrelated parties	4,097	2,197
Short-term loans interest receivables	71	22
Staff advances for business operations	9	8
Total other current assets	4,177	2,227
Allowance for credit loss	(850)	(617)
Other current assets, net	3,327	1,610

As of March 31, 2023, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023.

On January 11, 2023, the Company provided a short-term of US$2.0 million to another unrelated party. The loan is unsecured and bears a fixed annualized interest rate of 12%. The loan and the related loan interest is required to be repaid in lump sum at maturity on July 17, 2023.

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the three months ended March 31, 2023, the Company provided US$0.08 million credit losses on short-term loans provided to unrelated parties.

As of March 31,2023, other current assets also included a US$0.62 million remaining outstanding balance of a short-term loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a short-term loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022. The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies. As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. In June 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company had engaged a law firm and prepared and sent a legal letter to Digital Sun in March 2023, and the Company intends to take further actions to safeguard its rights against the default, including but not limited to, arranging meetings with the management of Digital Sun to negotiate the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted. As of the date hereof, the Company has not received any formal responses from Digital Sun.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2023	1,596
Exchange translation adjustment	8
Balance as of March 31, 2023 (Unaudited)	1,604

As of March 31, 2023, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 10%, 9.9%, 9% and 19% equity interest in each New Business Holdings Limited (“New Business”), Guang Dong WeFriend Co., Ltd. (“Guangdong WeFriend”), Guangdong Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”); Guangzhou Yuan Qi Man Man Technology Co., Ltd. (“Yuan Qi Man Man") and Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), respectively.

The Company measures these investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

9.	Property and equipment, net

	March 31, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	797	855
Office equipment	876	865
Electronic devices	584	575
Leasehold improvement	187	185
Property and equipment, cost	2,444	2,480
Less: accumulated depreciation	(2,219)	(2,231)
Property and equipment, net	225	249

Depreciation expenses were approximately US$0.02 million and US$0.03 million for the three months ended March 31, 2023 and 2022, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Intangible assets, net

	As of March 31, 2023 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,351	(937)	(414)	-
Licensed products use right	1,200	(405)	-	795

--5 years life:
Internet Ad tracking system	1,160	(463)	-	697
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain integrated framework	4,038	(1,556)	(1,010)	1,472
Bo!News application	349	(116)	(233)	-
Other computer software	114	(114)	-	-
Total	$9,712	$(4,216)	$(2,532)	$2,964

	As of December 31, 2022
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,333	(924)	(409)	-
Licensed products use right	1,201	(374)	-	827

--5 years life:
Internet Ad tracking system	1,160	(405)	-	755
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain integrated framework	4,038	(1,346)	(1,010)	1,682
Bo!News application	345	(115)	(230)	-
Other computer software	113	(113)	-	-
Total	$9,690	$(3,902)	$(2,524)	$3,264

Amortization expenses for the three months ended March 31, 2023 and 2022 were approximately US$0.30 million and US$0.53 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 3.34 years as of March 31, 2023, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$0.90 million for the year ending December 31, 2023, approximately US$1.19 million for the year ending December 31, 2024, approximately US$0.35 million for the year ending December 31, 2025, approximately US$0.18 million for the year ending December 31, 2026, and approximately US$0.12 million each year for the years ending December 31, 2027 and 2028.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Accrued payroll and other accruals

	March 31, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	83	101
Accrued operating expenses	183	337
	266	438

12.	Taxation

As of March 31, 2023 and December 31, 2022, taxes payable consists of:

	March 31, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,297	1,288
Enterprise income tax payable	1,983	1,960
Total taxes payable	3,280	3,248

For the three months ended March 31, 2023 and 2022, the Company’s income tax benefit consisted of:

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	-	-
Deferred	1	2
Income tax benefit	1	2

The Company’s deferred tax assets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	11,812	11,537
Operating lease cost	33	30
Impairment on long-term investments	146	144
Impairment on intangible assets	369	368
Bad debts provision	1,133	1,018
Valuation allowance	(13,080)	(12,691)
Deferred tax assets, net	413	406

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$32.0 million and US$31.8 million at March 31, 2023 and December 31, 2022, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after  December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$16.0 million and US$15.4 million as of March 31, 2023 and December 31, 2022, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$13.0 million and US$12.7 million valuation allowance as of March 31, 2023 and December 31, 2022, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2023 and 2022, the Company recorded approximately US$0.30 million and US$0.32 million deferred tax valuation allowance, respectively.

13.	Long-term borrowing from a related party

Long-term borrowing from a related party is a non-interest bearing loan from a related party of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary, Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”), which is not expected to be repaid within one year.

14.	Warrant liabilities

The Company issued common stock purchase warrants to certain institutional investors and the Company’s placement agent in the registered direct offerings consummated in  February 2021 (the “2021 Financing”) and December 2020 (the “2020 Financing”). Warrants issued to the investors and placement agent in the 2021 Financing were referred to as the “2021 Investors Warrants” and the “2021 Placement Agent Warrants”, respectively. Warrants issued to the investors and placement agent in the 2020 Financing were referred to as the “2020 Investors Warrants” and the “2020 Placement Agent Warrants”, respectively. The warrants issued in the 2021 Financing and the 2020 Financing were referred to collectively as the “Warrants”. The Company accounted for the Warrants as derivative liabilities and measured at fair value with changes in fair value be recorded in earnings in each reporting period.

Warrants issued in the 2021 Financing:

	2021 Investor Warrants			2021 Placement Agent Warrants
	March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022

Stock price	$1.70	$0.46	#	$1.70	$0.46	#
Years to maturity	1.38	1.63		1.38	1.63
Risk-free interest rate	4.44%	4.625%		4.44%	4.625%
Dividend yield	-	-		-	-
Expected volatility	113%	99.74%		113%	99.74%
Exercise Price	$17.95	$3.59	#	$22.4375	$4.4875	#

Fair value of the warrant	$0.0937	$0.0329		$0.0727	$0.0256

Warrant liabilities (US$’000)	$49	$86		$5	$9

	2021 Investor Warrants		2021 Placement Agent Warrants
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Stock price#	$0.73	$1.00	$0.73	$1.00
Years to maturity	2.38	2.63	2.38	2.63
Risk-free interest rate	2.35%	0.87%	2.35%	0.87%
Dividend yield	-	-	-	-
Expected volatility	121%	115%	121%	115%
Exercise Price#	$3.59	$3.59	$4.4875	$4.4875

Fair value of the warrant	$0.24	$0.37	$0.23	$0.36

Warrant liabilities (US$’000)	$626	$964	$84	$132

Warrants issued in the 2020 Financing:

	2020 Investor Warrants			2020 Placement Agent Warrants
	March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022

Stock price	$1.70	$0.46	#	$1.70	$0.46	#
Years to maturity	0.70	0.95		0.70	0.95
Risk-free interest rate	4.80%	4.716%		4.80%	4.716%
Dividend yield	-	-		-	-
Expected volatility	125%	115.61%		125%	115.61%
Exercise Price	$10.15	$2.03	#	$10.15	$2.03	#

Fair value of the warrant	$0.0731	$0.0439		$0.0760	$0.0456

Warrant liabilities (US$’000)	$25	$76		$5	$14

	2020 Investor Warrants		2020 Placement Agent Warrants
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Stock price#	$0.73	$1.00	$0.73	$1.00
Years to maturity	1.70	1.95	1.70	1.95
Risk-free interest rate	2.23%	0.72%	2.23%	0.72%
Dividend yield	-	-	-	-
Expected volatility	127%	128%	127%	128%
Exercise Price#	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$0.26	$0.46	$0.28	$0.49

Warrant liabilities (US$’000)	$449	$795	$85	$148

# To reflect the actual inputs used for the determination of fair value of the Warrants, the stock prices and exercise prices presented were not retrospectively restated for effect of the 1-for-5 reverse stock split effective on  January 18, 2023, see Note 4(g).

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in fair value of warrant liabilities

Three Months Ended March 31, 2023 (Unaudited)

	As of March 31, 2023	As of December 31, 2022	Change in Fair Value (Gain)/Loss
	(US$’000)	(US$’000)	(US$’000)
Fair value of the Warrants:

Warrants issued in the 2021 Financing：
--Investor Warrants	49	86	(37)
--Placement Agent Warrants	5	9	(4)
Warrants issued in the 2020 Financing:
--Investor Warrants	25	76	(51)
--Placement Agent Warrants	5	14	(9)
Warrant liabilities	84	185	(101)

Three Months Ended March 31, 2022 (Unaudited)

	As of March 31, 2022	As of December 31, 2021	Change in Fair Value (Gain)/Loss
	(US$’000)	(US$’000)	(US$’000)
Fair value of the Warrants:

Warrants issued in the 2021 Financing：
--Investor Warrants	626	964	(338)
--Placement Agent Warrants	84	132	(48)
Warrants issued in the 2020 Financing:
--Investor Warrants	449	795	(346)
--Placement Agent Warrants	85	148	(63)
Warrant liabilities	1,244	2,039	(795)

Warrants issued and outstanding as of March 31, 2023 and their movements during the three months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2023	1,000,343	1.36	$15.11	1,001,343	1.36	$15.11
Granted/Vested	-			-
Exercised	-			-
Balance, March 31, 2023 (Unaudited)	1,000,343	1.11	$15.11	1,000,343	1.11	$15.11

15.	Restricted net assets

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of March 31, 2023 and December 31, 2022, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.68 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

16.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries and VIEs of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.04 million and US$0.07 million for the three months ended March 31, 2023 and 2022, respectively.

17.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and loans to unrelated parties. As of Mach 31, 2023, 59% of the Company’s cash and cash equivalents were held by financial institutions located in the United States of America, and the remaining 41% was held by major financial institutions located in the PRC. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for current expected credit losses. In this regard, the Company considers that its credit risk for accounts receivable and loans to unrelated parties are significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the three months ended March 31, 2023 and 2022, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E

Three Months Ended March 31, 2023
Revenues, customer concentration risk	*	*	*	*	*

Three Months Ended March 31, 2022
Revenues, customer concentration risk	13%	*	*	*	*

As of March 31, 2023
Accounts receivable, customer concentration risk	10%	40%	25%	14%	10%

As of December 31, 2022
Accounts receivable, customer concentration risk	16%	33%	24%	16%	*

* Less than 10%.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the three months ended March 31, 2023 and 2022, respectively:

	Supplier A	Supplier B	Supplier C
Three Months Ended March 31, 2023
Cost of revenues, supplier concentration risk	78%	14%	-

Three Months Ended March 31, 2022
Cost of revenues, supplier concentration risk	*	60%	22%

* Less than 10%.

- No transaction incurred for the reporting period.

18.	Commitments and contingencies

In August 2022, the Company obtained a 9.9% equity interest in Yong Fu Xiang, through subscription of a RMB6.73 million (approximately US$0.98 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2065.

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

19.	Segment reporting

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

Three Months Ended March 31, 2023 (Unaudited)

	Internet Ad and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)

Revenues	6,291	-	25	-	-	6,316
Cost of revenues	6,420	-	210	-	-	6,630
Total operating expenses	349	4	-	645 (1)	-	998
Depreciation and amortization expense included in cost of revenues and total operating expenses	91	-	210	21	-	322
Operating loss	(478)	(4)	(185)	(645)	-	(1,312)

Change in fair value of warrant liabilities	-	-	-	101	-	101

Net loss	(482)	(1)	(186)	(474)		(1,143)

Total assets-March 31, 2023	10,060	154	1,472	38,372	(32,227)	17,831
Total assets-December 31, 2022	10,385	156	1,682	39,136	(31,701)	19,658

(1)	Including approximately US$0.04 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2022 (Unaudited)

	Internet Ad and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate		Inter- segment and reconciling item	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)		US$(‘000)	US$(‘000)

Revenues	7,652	-	-	-		-	7,652
Cost of revenues	7,518	-	-	-		-	7,518
Total operating expenses	288	329	368	700	(1)	-	1,685
Depreciation and amortization expense included in cost of revenues and total operating expenses	89	75	368	22		-	554
Operating loss	(154)	(329)	(368)	(700)		-	(1,551)

Change in fair value of warrant liabilities	-	-	-	795		-	795

Net (loss)/income	(167)	(328)	(368)	146			(717)

(1)	Including approximately US$0.06 million share-based compensation expenses.

20.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(1,143)	$(717)

Weighted average number of common shares outstanding -Basic and diluted	7,174,506	7,079,962

Loss per share -Basic and diluted	$(0.16)	$(0.10)

For the three months ended March 31, 2023 and 2022, the diluted loss per share calculation did not include any outstanding warrants to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Share-based compensation expenses

In June 2022, the Company granted and issued 0.08 million fully-vested and non-forfeitable shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a 12-month period until May 2023. The Company valued these shares at US$1.75 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.14 million as a prepayment asset in prepayment and deposit to suppliers account upon the grant and issuance of these shares. Total compensation expenses amortized was approximately US$0.04 million for the three months ended March 31, 2023.

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

For the three months ended March 31, 2022, the Company also amortized an approximately US$0.04 million compensation expense, which was related to fully-vested and nonforfeitable restricted common stock granted and issued to one of its service providers in March 2020.

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-
General and administrative expenses	35	56
Research and development expenses	-	-
Total	35	56

The aggregate unrecognized share-based compensation expenses as of March 31, 2023 was approximately US$0.02 million, which will be recognized for the year ending December 31, 2023.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Subsequent events

In April 2023, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of its independent directors in exchange for his service to the Company for the year ending December 31, 2023. These shares were valued at the closing bid price of the Company’s common stock on the grant date. Total compensation expenses of approximately US$0.05 million will be recorded for the year ending December 31,2023.

In  March 2020, the spread of a novel coronavirus (“COVID-19”) resulted in the World Health Organization (the “WHO”) declaring the outbreak of COVID-19 as a global pandemic. The Company’s principal business activity is to provide advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The pandemic of COVID-19 in the PRC had caused and  may continue to cause decreases in or delays in advertising spending, and had negatively impacted and  may continue to negatively impact the Company’s short-term ability to grow revenues. Although the COVID-19 outbreak had been largely under control within China with most of the travel restrictions and quarantine requirements lifted accordingly, and the WHO declared that COVID-19 is no longer a global health emergency on May 5, 2023, there remains uncertainty as to the future impact of the pandemic. The Company will continue to assess its financial impacts for the future periods. There can be no assurance that this assessment will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in the Company’s sector in particular.

Except for the above mentioned matters, there is no other material event which are required to be adjusted or disclosed as of the date of this consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements.

The Public Company Accounting Oversight Board (the “PCAOB”) had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections over our auditor deprived our investors of the benefits of such inspections.

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing Internet advertising, precision marketing, blockchain-based SaaS services, and ecommerce O2O advertising and marketing services and the related data and technical services to SMEs in the PRC.

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements services on our web portals, provision of ecommerce O2O advertising and marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients. From early 2022, we started to introduce our SaaS services to customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc.

Basis of presentation, management estimates and critical accounting policies and estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 4 “Summary of significant accounting policies” to our audited financial statements included in our 2022 Form 10-K.

We believe that the assumptions and estimates associated with revenue recognition, estimation of current expected credit loss and fair value measurement of warrant liabilities have the greatest potential impacts on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

●

We maintain an allowance for credit losses for accounts receivable and short-term loans provided to unrelated parties, which are recorded as valuation accounts that are deducted from the amortized cost basis of the related financial assets to present the net amount expected to be collected on the financial assets. The allowance for credit losses reflects our current estimate of credit losses expected to be incurred over the life of the related financial assets. We consider various factors in establishing, monitoring, and adjusting our allowance for credit losses, including the aging and aging trends, customer/other parties’ creditworthiness and specific exposures related to particular customers/other parties. We also monitor other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a customer/other party’s ability to pay in establishing and adjusting its allowance for credit losses. We assess collectability by reviewing the financial assets on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers/other parties with known disputes or collectability issues. Accounts receivable and short-term loans to unrelated parties are written off after all collection efforts have ceased.

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

A.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2023	2022
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues	$6,316	$7,652
Cost of revenues	6,630	7,518
Gross (loss)/profit	(314)	134

Operating expenses
Sales and marketing expenses	48	69
General and administrative expenses	932	1,548
Research and development expenses	18	68
Total operating expenses	998	1,685

Loss from operations	(1,312)	(1,551)

Other income/(expenses)
Interest income	72	46
Other expenses, net	(5)	(9)
Change in fair value of warrant liabilities	101	795
Total other income	168	832

Loss before income tax benefit	(1,144)	(719)
Income tax benefit	1	2
Net loss	$(1,143)	$(717)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2023		2022
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$130	2.1%	$1,058	13.8%
-Distribution of the right to use search engine marketing service	6,161	97.5%	6,594	86.2%
Internet advertising and related services	6,291	99.6%	7,652	100.0%
Blockchain-based SaaS services	25	0.4%	-	-
Total	$6,316	100.0%	$7,652	100.0%

Total Revenues: Our total revenues decreased to US$6.32 million for the three months ended March 31, 2023 from US$7.65 million for the same period last year, which was primarily due to the decrease in revenues from our Internet advertising and related data services business category.

●

Internet advertising revenues for the three months ended March 31, 2023 was approximately US$0.13 million, compared with US$1.06 million for the three months ended March 31, 2022. We experienced a continuous decline in revenues from this business category since the beginning of the COVID-19 pandemic in March 2020. The decrease in service revenues from this business category was primarily attributable to the following reasons: (1) the COVID-19 pandemic in China caused significant economic uncertainties and further resulted in the small and medium business owners’ pandemic fears, which in return materially and adversely affected the advertising investment budgets of our clients. As a result, our clients continued tightening their investment budget on advertising and marketing activities through traditional ad portals, and turned to focus more on singular ad, cheaper advertising channel, e.g., search engine marketing, which brings customers with direct internet traffic flow through clicks, thus a portion of our clients’ ad consumption shifts from using our ad portal placement services to using our search engine marketing service; (2) the advent of the App era with increased short-form video applications based platform advertising channels, such as: Douyin, Kuaishou etc., which have unique competitive advantages, also led advertisement diversion and revenue reduction on our traditional ad portals to a certain extent; and (3) besides the overall factors discussed above, the decrease in our revenues from this business category for the three months ended March 31, 2023 was also temporally intensified by the adverse impact caused by the peak infection of COVID-19 in China during the first fiscal quarter of 2023. We will continue monitoring our client’s needs of this business category and adjust our operational strategy accordingly.

●

Revenues from distribution of the right to use search engine marketing service, i.e., our main stream of service revenue, was approximately US$6.16 million and US$6.59 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in service revenues from this business category was primarily attributable to the negative impact caused by the peak infection of COVID-19 in China from November 2022 through February 2023, which affected a significant number of our workforce and most of our clients, and resulted in temporary decrease in or delay in ad spending from our clients during the first fiscal quarter of 2023.

●	For the three months ended March 31, 2023, we generated an approximately US$0.03 million Blockchain-based platform subscription fee revenues.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our Internet advertising, precision marketing and related data and technical services, and software platform amortization cost related to our blockchain-based SaaS services. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit/(loss) ratio for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2023			2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$130	103	21%	$1,058	971	8%
-Distribution of the right to use search engine marketing service	6,161	6,317	-3%	6,594	6,547	1%
Internet advertising and related services	6,291	6,420	-2%	7,652	7,518	2%
Blockchain-based SaaS services	25	210	-740%	-	-	-
Total	$6,316	$6,630	-5%	$7,652	$7,518	2%

Cost of revenues: our total cost of revenues decreased to US$6.63 million for the three months ended March 31, 2023 from US$7.52 million for the three months ended March 31, 2022. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, amortization of software platform development cost and other direct costs associated with providing our services. The decrease in our total cost of revenues for the three months ended March 31, 2023 was primarily due to the decrease in cost related to providing Internet advertising and related data services on our ad portals, which was in line with the decrease in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the three months ended March 31, 2023, our total cost of revenues for Internet advertising and data service decreased to US$0.10 million from US$0.97 million for the three months ended March 31, 2022, which was in line with the decrease in revenues as discussed in the revenues section above. The gross margin rate of our Internet advertising and data service was 21% and 8% for the three months ended March 31, 2023 and 2022, respectively. Due to continuous decline in service revenues from this business category, we scaled down our investments for internet traffic flow on our ad portals, and, as a result, we anticipate an increase in gross margin rate of this business category in fiscal 2023, compared with that in fiscal 2022.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the three months ended March 31, 2023, our total cost of revenues for distribution of the right to use search engine marketing service was US$6.32 million and US$6.55 million for the three months ended March 31, 2023 and 2022, respectively. The gross margin rate of this service decreased to -3% for the three months ended March 31, 2023 from 1% for the same period last year. This was directly attributable to the negative impacts on us of the peak COVID-19 infection incurred during the first fiscal quarter of 2023, which temporarily decreased in or delayed in the advertising service demands from our SME clients. Under such circumstances, we had to sell the resources pre-purchased from key search engines at a loss to meet our working capital needs during the period. Along with the end of the COVID-19 pandemic as declared by the WHO in May 2023, we anticipate a gradual improvement of the operation performance and gross margin rate of this business category in future periods.

●	For the three months ended March 31, 2023, cost for our Blockchain-based SaaS services was approximately US$0.21 million, which represented the amortized cost of our self-developed BIF platform.

Gross (loss)/profit

As a result of the foregoing, we incurred a gross loss of approximately US$0.31 million for the three months ended March 31, 2023, compared with a gross profit of approximately US$0.13 million generated for the three months ended March 31, 2022. Our overall gross margin rate decreased to -5% for the three months ended March 31, 2023, compared with 2% for the three months ended March 31, 2022. The gross loss and the decrease in overall gross margin were primarily due to the decrease in gross margin of our main steam service revenues, i.e., distribution of the right to use search engine marketing services, which accounted for approximately 97.5% of our total revenues for the three months ended March 31, 2023 to -3%, compared with the 1% gross margin rate in the same period last year.

Operating expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2023		2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$6,316	100%	$7,652	100%
Gross (loss)/profit	(314)	-5%	134	2%

Sales and marketing expenses	48	0.8%	69	0.9%
General and administrative expenses	932	14.7%	1,548	20.2%
Research and development expenses	18	0.3%	68	0.9%
Total operating expenses	998	15.8%	1,685	22.0%

Operating expenses: Our total operating expenses was approximately US$1.00 million and US$1.69 million for the three months ended March 31, 2023 and 2022, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.05 million and US$0.07 million for the three months ended March 31, 2023 and 2022, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development and promotion of our services, staff salaries, staff benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. For the three months ended March 31, 2023, the decrease in our sales and marketing expenses was primarily due to the peak infection of COVID-19 in China from November 2022 through February 2023, which affected a significant number of our workforce employed in our operations, and thus adversely affected our normal business activities during the first fiscal quarter of 2023.

●

General and administrative expenses: General and administrative expenses was US$0.93 million and US$1.55 million for the three months ended March 31, 2023 and 2022, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for credit losses, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the three months ended March 31, 2023, the changes in our general and administrative expenses was primarily due to the following reasons: (1) the increase in allowance for expected credit losses of approximately US$0.30 million; (2) the decrease in amortization of administrative assets of approximately US$0.45 million; and (3) the decrease in general administrative expenses of approximately US$0.47 million, as a result of the cost reduction plan executed by management and the adverse impact of our normal business activities caused by the peak infection period of COVID-19 during the first fiscal quarter of 2023.

●

Research and development expenses: Research and development expenses was US$0.02 million and US$0.07 million for the three months ended March 31, 2023 and 2022, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the three months ended March 31, 2023, the decrease in our research and development expenses was primarily due to a reduction in headcount in our research and development department, compared with that for the same period last year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$1.31 million and US$1.55 million for the three months ended March 31, 2023 and 2022, respectively.

Interest income: For the three months ended March 31, 2023 and 2022, we recognized an approximately US$0.07 million and US$0.05 million interest income, respectively, which was primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Change in fair value of warrant liabilities: We issued warrants in various financing activities, and we determined that the warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$0.10 million and US$0.80 million was recognized for the three months ended March 31, 2023 and 2022, respectively.

Loss before income tax benefit: As a result of the foregoing, our loss before income tax benefit was approximately US$1.14 million and US$0.72 million for the three months ended March 31, 2023 and 2022, respectively.

Income Tax benefit: For the three months ended March 31, 2023 and 2022, we recognized an approximately US$0.001 million and US$0.002 million of income tax benefit, respectively, which was in relation to the net operating loss incurred by one of our operating VIEs for the respective period, which we consider likely to be utilized with respect to future earnings of this entity.

Net loss: As a result of the foregoing, for the three months ended March 31, 2023 and 2022, we incurred a net loss of approximately US$1.14 million and US$0.72 million, respectively.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of March 31, 2023 and December 31, 2022, net assets restricted in the aggregate, were approximately US$13.68 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Under the PRC Enterprise Income Tax (“EIT”) Law and related regulations, dividends, interests, rent or royalties payable by a foreign-invested enterprise to its immediate holding company outside China are subject to a 10% withholding tax. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends subject to certain conditions and requirements, such as the requirements that the Hong Kong enterprise owns at least 25% of the PRC enterprise distributing the dividend at all times within the 12-month period immediately preceding the distribution of dividends and provides that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The PRC government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner”. We own our PRC subsidiaries through CNET Online Technology Co. Limited (“China Net HK”). China Net HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, there is no assurance that the reduced withholding tax rate will be available for us. If China Net HK is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, any dividends paid to it by our PRC subsidiaries would be subject to a withholding tax rate of 10%.

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

Cash Flow Analysis for the Three Months Ended March 31, 2023 and 2022

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2023, we had cash and cash equivalents of approximately US$1.59 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	Amounts in thousands of US dollars

Net cash used in operating activities	$(916)	$(890)
Net cash used in investing activities	(1,877)	(1,458)
Net cash provided by/(used in) financing activities	-	-
Effect of Effect of exchange rate changes	(6)	(1)
Net decrease in cash and cash equivalents	$(2,799)	$(2,349)

Net cash used in operating activities

For the three months ended March 31, 2023, our net cash used in operating activities of approximately US$0.92 million were primarily attributable to:

(1)

net loss excluding approximately US$0.32 million of non-cash expenses of depreciation and amortizations; approximately US$0.11 million of amortization of operating lease right-of-use assets; approximately US$0.04 million of share-based compensation; approximately US$0.30 million of provision for allowance for credit losses; approximately US$0.003 million of loss in disposal of fixed assets; approximately US$0.10 million of gain from change in fair value of warrant liabilities; approximately US$0.001 million of deferred tax benefit; and approximately US$0.07 million of other non-operating income, yielded the non-cash and non-operating items excluded net loss of approximately US$0.55 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers decreased by approximately US$0.17 million, primarily due to refund of deposit from a major Internet Ad resource supplier during the period; and

-	accounts payables increased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.06 million;

-	advance from customers decreased by approximately US$0.03 million, primarily due to recognizing revenues from opening contract liabilities during the period; and

-

accruals, taxes payable, operating lease liabilities and other current liabilities decreased by approximately US$0.46 million in the aggregate, primarily due to settlement of these liabilities during the period.

For the three months ended March 31, 2022, our net cash used in operating activities of approximately US$0.89 million were primarily attributable to:

(1)

net loss excluding approximately US$0.55 million of non-cash expenses of depreciation and amortizations; approximately US$0.06 million of amortization of operating lease right-of-use assets, approximately US$0.06 million of share-based compensation; approximately US$0.80 million of gain from change in fair value of warrant liabilities; approximately US$0.002 million of deferred tax benefit; and approximately US$0.05 million of other non-operating income, yielded the non-cash and non-operating items excluded net loss of approximately US$0.89 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-

prepayment and deposit to suppliers decreased by approximately US$0.91 million, primarily due to utilization of the prepayment made to suppliers as of December 31, 2021 through Ad resource and other services received from suppliers during the first fiscal quarter of 2022;

-	other current assets decreased by approximately by US$0.01 million; and

-	tax payables increased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.16 million；

-	accounts payable decreased by approximately US$0.37 million, primarily due to settlement of the amount due to a major internet Ad resource provider as of December 31, 2021 during the period;

-	advance from customers decreased by approximately US$0.20 million, primarily due to recognizing revenues from opening contract liabilities during the period;

-

accruals, other current liabilities, operating lease liabilities and short-term lease payment payables decreased by approximately US$0.20 million in the aggregate, primarily due to settlement of these liabilities during the period.

Net cash used in investing activities

For the three months ended March 31, 2023, (1) we provided to an unrelated party a short-term loan of US$2.0 million, which will mature on July 17, 2023. This loan is unsecured and bears a fixed annualized interest rate of 12%; (2) we collected an US$0.10 million short-term loan, which was provided to another unrelated party in April 2022; and (3) we received a total interest income of approximately US$0.02 million, which was attributable to short-term loans we provided to unrelated parties in previous periods. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.88 million for the three months ended March 31, 2023.

For the three months ended March 31, 2022, (1) we provided to an unrelated party a short-term loan of US$2.5 million, of which US$1.02 million had been collected in April 2022, and the remaining balance is expected to be repaid on October 31, 2023; and (2) we received an approximately US$1.03 million and US$0.01 million repayment of short-term loans, which was provided to another third-party borrower and one of our unconsolidated investees in previous periods, respectively. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.46 million for the three months ended March 31, 2022.

Net cash provided by/(used in) financing activities

For both the three months ended March 31, 2023 and 2022, no cash was provided by or used in financing activities.

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

Our current core business is to provide advertising and marketing services to small and medium enterprises (“SMEs”) in the PRC, which is particularly sensitive to changes in general economic conditions. Although the COVID-19 outbreak had been largely under control within China with most of the travel restrictions and quarantine requirements lifted accordingly, and the WHO declared that COVID-19 is no longer a global health emergency on May 5, 2023, the three-year COVID-19 pandemic in China affected the SMEs owners’ confidence to further expand their businesses, and thus adversely affected the SMEs owners’ demands on our online advertising and marketing services in the short run. As a result, our core business suffered from a temporary decrease in revenues, and we experienced a gross loss from our core business for the first fiscal quarter of 2023. Thus, we have been relying on proceeds generated from financing activities for our liquidity during the period. Although there remain uncertainties as to the future development and impact of the COVID-19 pandemic, we anticipate a slow recovery of performance and improvement of cash flow status of our core business in the next 12 months.

In order to improve operation performance, from early 2022, we started to introduce our SaaS services to our customers. The SaaS services were designated to provide one-stop blockchain-powered enterprise management solutions via our Blockchain Integrated Framework (“BIF”) platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. However, the unexpected long-time quarantine and business shutdown measures for COVID-19 epidemic control incurred throughout fiscal 2022 adversely affected our promotion of the SaaS services to our customers. To adapt to the economic change and alleviate the impact of COVID-19 epidemic control measures, we modified our short-term tactics of SaaS services into a more SMEs-friendly way, for example, we introduced a more flexible payment method of pay per generation of NFT. Although revenues from the SaaS services business and its profitability have not met our expectations, we expect the SaaS business to bring us positive cash flow and help to improve our liquidity, as these services are provided based on technologies of our self-developed software platform, which does not need any further material cash outflow to other third-party service providers.

In addition, for the next 12 months from the date hereof, we anticipate to generate additional cash inflows and/or improve our liquidity through the following: (1) our current outstanding short-term working capital loans provided to unrelated parties will mature within the next 12 months that we anticipate collecting these loan principals and the related interest income within the next 12 months; (2) if at any time we anticipate insufficiency of our working capital, we can apply for revolving credit facility from commercial banks in the PRC to supplement our short-term liquidity deficit. We have not experienced any difficulties in obtaining such credit facility before, and this could result in fixed obligations and incremental cost of interest; (3) in consideration of the long-term cooperation history and good track records with our major suppliers, we plan to negotiate with our suppliers for more favorable payment terms; and (4) we plan to reduce our operating costs through optimizing the personnel structure among different offices and reduce our office leasing spaces, if needed. This may incur incremental costs related to employee layoff compensation and contract termination penalty.

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

In August 2022, we obtained a 9.9% equity interest in Guangdong Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), through subscription of a RMB6.73 million (approximately US$0.98 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2065.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: May 22, 2023	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)