Form 10-Q
period 2023-06-30
ZW Data Action Technologies Inc.
filed 2023-08-21
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 21, 2023, the registrant had 7,204,506 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

The Public Company Accounting Oversight Board (the “PCAOB”) had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections over our auditor deprived our investors of the benefits of such inspections.

Our former auditor, the independent registered public accounting firm that issued the audit report in our SEC filings, and our current auditor, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our former and current auditors are located in Hong Kong Special Administrative Region of the PRC ("Hong Kong"), China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations before 2022. As a result, we and investors in our securities were deprived of the benefits of such PCAOB inspections. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong in 2022. However, the inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China mainland and Hong Kong that have been subject to the PCAOB inspections, which could cause investors and potential investors in our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

On December 16, 2021, the PCAOB issued a HFCAA Determination Report (the “2021 PCAOB Determinations”) to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong because of positions taken by the Chinese authorities, and our former auditor was subject to this determination. On May 13, 2022, the SEC conclusively identified us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	June 30, 2023	December 31, 2022
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,000	$4,391
Accounts receivable, net of allowance for credit loss of $3,715 and $3,760, respectively	1,045	1,745
Prepayment and deposit to suppliers	4,346	4,567
Other current assets, net	3,043	1,610
Total current assets	10,434	12,313

Long-term investments	1,000	1,596
Operating lease right-of-use assets	1,498	1,761
Property and equipment, net	191	249
Intangible assets, net	2,665	3,264
Long-term deposits and prepayments	65	69
Deferred tax assets, net	393	406
Total Assets	$16,246	$19,658

Liabilities and Equity
Current liabilities:
Accounts payable *	$204	$205
Advance from customers *	912	739
Accrued payroll and other accruals *	132	438
Taxes payable *	3,131	3,248
Operating lease liabilities *	255	347
Lease payment liability related to short-term leases *	97	101
Other current liabilities *	223	437
Warrant liabilities	13	185
Total current liabilities	4,967	5,700

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2023	December 31, 2022
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current *	1,371	1,535
Long-term borrowing from a related party	121	126
Total Liabilities	6,459	7,361

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 20,000,000 shares; issued and outstanding 7,204,506 shares and 7,174,506 shares at June 30, 2023 and December 31, 2022, respectively)	7	7**
Additional paid-in capital	62,042	62,017**
Statutory reserves	2,598	2,598
Accumulated deficit	(56,262)	(53,525)
Accumulated other comprehensive income	1,402	1,200
Total stockholders’ equity	9,787	12,297

Total Liabilities and Equity	$16,246	$19,658

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$16,136	$14,597	$9,820	$6,945
Cost of revenues	16,561	14,544	9,931	7,026
Gross (loss)/profit	(425)	53	(111)	(81)

Operating expenses
Sales and marketing expenses	93	147	45	78
General and administrative expenses	2,112	4,046	1,180	2,498
Research and development expenses	18	124	-	56
Total operating expenses	2,223	4,317	1,225	2,632

Loss from operations	(2,648)	(4,264)	(1,336)	(2,713)

Other income/(expenses)
Interest income	151	75	79	29
Other expenses, net	(14)	(28)	(9)	(19)
Impairment on long-term investments	(209)	-	(209)	-
Change in fair value of warrant liabilities	172	1,782	71	987
Total other income/(expenses)	100	1,829	(68)	997

Loss before income tax benefit	(2,548)	(2,435)	(1,404)	(1,716)
Income tax benefit	2	4	1	2
Net loss	$(2,546)	(2,431)	$(1,403)	$(1,714)

Net loss	(2,546)	$(2,431)	(1,403)	$(1,714)
Foreign currency translation gain/(loss)	202	(17)	283	5
Comprehensive loss	$(2,344)	$(2,448)	$(1,120)	$(1,709)

Loss per share
Loss per common share
Basic and diluted**	$(0.35)	$(0.34)	$(0.19)	$(0.24)

Weighted average number of common shares outstanding:

Basic and diluted**	7,185,114	7,097,440	7,195,605	7,114,726

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2023	2022
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,546)	$(2,431)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	645	1,108
Amortization of operating lease right-of-use assets	208	134
Share-based compensation expenses	83	84
Provision for allowances for credit losses	455	947
Impairment on long-term investments	209	-
Change in fair value of warrant liabilities	(172)	(1,782)
Disposal of fixed assets	3	-
Deferred taxes	(2)	(4)
Other non-operating income	(150)	(72)
Changes in operating assets and liabilities
Accounts receivable	588	(290)
Prepayment and deposit to suppliers	86	1,100
Due from related parties	-	60
Other current assets	-	29
Long-term deposits and prepayments	-	(51)
Accounts payable	6	(513)
Advance from customers	208	(402)
Accrued payroll and other accruals	(303)	(220)
Other current liabilities	23	311
Taxes payable	(7)	8
Lease payment liability related to short-term leases	-	(41)
Operating lease liabilities	(196)	(119)
Net cash used in operating activities	(862)	(2,144)

Cash flows from investing activities
Investment and advance to ownership investee entities	(43)	-
Proceeds from disposal of long-term investments	433	-
Repayment of short-term loans from ownership investee entities	-	12
Short-term loans to unrelated parties	(2,000)	(2,600)
Repayment of short-term loans and interest income from unrelated parties	148	2,109
Net cash used in investing activities	(1,462)	(479)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2023	2022
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities

Net cash provided by/(used in) financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(67)	(96)

Net decrease in cash and cash equivalents	(2,391)	(2,719)

Cash and cash equivalents at beginning of the period	4,391	7,173
Cash and cash equivalents at end of the period	$2,000	$4,454

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2023	7,174,506**	$7**	$62,017**	$2,598	$(53,525)	$1,200	$12,297
Cumulative effect adjustment related to adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	-	-	-	(191)	-	(191)
Net loss for the period	-	-	-	-	(1,143)	-	(1,143)
Foreign currency translation adjustment	-	-	-	-	-	(81)	(81)
Balance, March 31, 2023 (unaudited)	7,174,506	$7	$62,017	$2,598	$(54,859)	$1,119	$10,882
Share-based compensation in exchange for services from employees and directors	30,000	-	25	-	-	-	25
Net loss for the period	-	-	-	-	(1,403)	-	(1,403)
Foreign currency translation adjustment	-	-	-	-	-	283	283
Balance, June 30, 2023 (unaudited)	7,204,506	$7	$62,042	$2,598	$(56,262)	$1,402	$9,787

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2022

(In thousands, except for number of shares)

	Common stock**		Additional paid-in capital**	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2022	7,075,506	$7	$61,813	$2,598	$(43,734)	$1,082	$21,766
Share-based compensation in exchange for services from employees and directors	19,000	-	16	-	-	-	16
Net loss for the period	-	-	-	-	(717)	-	(717)
Foreign currency translation adjustment	-	-	-	-	-	(22)	(22)
Balance, March 31, 2022 (unaudited)	7,094,506	$7	$61,829	$2,598	$(44,451)	$1,060	$21,043
Share-based compensation in exchange for services from nonemployees	80,000	-	140	-	-	-	140
Share-based compensation in exchange for services from employees and directors	-	-	16	-	-	-	16
Net loss for the period	-	-	-	-	(1,714)	-	(1,714)
Foreign currency translation adjustment	-	-	-	-	-	5	5
Balance, June 30, 2022 (unaudited)	7,174,506	$7	$61,985	$2,598	$(46,165)	$1,065	$19,490

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,157	$578
Accounts receivable, net	1,045	1,745
Prepayment and deposit to suppliers	1,926	2,020
Other current assets, net	2	2
Total current assets	4,130	4,345

Long-term investments	-	165
Operating lease right-of-use assets	47	145
Property and equipment, net	89	113
Deferred tax assets, net	393	406
Total Assets	$4,659	$5,174

Liabilities
Current liabilities:
Accounts payable	$204	$205
Advance from customers	887	515
Accrued payroll and other accruals	34	63
Taxes payable	2,501	2,602
Operating lease liabilities	47	146
Lease payment liability related to short-term leases	97	101
Other current liabilities	110	320
Total current liabilities	3,880	3,952

Total Liabilities	$3,880	$3,952

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$15,941	$13,862	$9,793	$6,664
Cost of revenues	(16,048)	(14,544)	(9,721)	(7,026)
Total operating expenses	(743)	(848)	(373)	(589)
Net loss	(1,067)	(1,553)	(517)	(968)

3.	Liquidity and Capital Resources

For the six months ended June 30, 2023, the Company incurred a loss from operations of US$2.65 million and a net operating cash outflow of US$0.86 million. As of June 30, 2023, the Company had cash and cash equivalents of US$2.0 million and working capital of US$5.47 million.

Along with the end of the COVID-19 pandemic in May 2023 and the gradual recovery of economy since then, the Company’s business performance started to improve from the second fiscal quarter of 2023. For the three months ended June 30, 2023, the Company narrowed its gross loss incurred and generated positive net cash flow from its core business, i.e., Internet advertising and related data service business. Although there remain uncertainties as to the future development and impact of the COVID-19 pandemic, the Company anticipates a continuous slow recovery of performance and improvement of cash flow status of its core business in the next 12 months.

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

In July 2023, the Company incorporated a new majority-owned subsidiary and commenced to expand its business into the livestream operation industry. The Company anticipates to generate operating profits and additional cash inflow from providing online-content production, distribution and promotion, and live streamer training and management services in the next 12 months.

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

The unaudited condensed consolidated interim financial information as of June 30, 2023 and for the six and three months ended June 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC (the “2022 Form 10-K”) on April 17, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2023, its condensed consolidated results of operations for the six and three months ended June 30, 2023 and 2022, and its condensed consolidated cash flows for the six months ended June 30, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2023	December 31, 2022

Balance sheet items, except for equity accounts	7.2258	6.9646

	Six Months Ended June 30,
	2023	2022

Items in the statements of operations and comprehensive loss	6.9291	6.4835

	Three Months Ended June 30,
	2023	2022

Items in the statements of operations and comprehensive loss	6.9806	6.6144

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the six and three months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	3,760	2,236	4,070	2,245
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	36	-	-	-
Provision for/(reverse of) credit loss during the period	40	330	(183)	330
Written off during the period	-	-	-	-
Exchange translation adjustments	(121)	(112)	(172)	(121)
Balance as of end of the period	3,715	2,454	3,715	2,454

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	617	-	850	-
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	155	-	-	-
Provision for credit loss during the period	415	617	337	617
Written off during the period	-	-	-	-
Exchange translation adjustments	-	-	-	-
Balance as of end of the period	1,187	617	1,187	617

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 are as follows:

		Fair value measurement at reporting date using
	As of June 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)

Warrant liabilities (Note 14)	13	-	-	13

		Fair value measurement at reporting date using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 14)	185	-	-	185

g)	Reverse stock split

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h)	Revenue recognition

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	15,804	12,369	9,643	5,775
--online advertising placements	282	2,228	152	1,170
Blockchain-based SaaS services	50	-	25	-
Total revenues	$16,136	$14,597	$9,820	$6,945

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	16,086	14,597	9,795	6,945
Revenue recognized at a point in time	50	-	25	-
Total revenues	$16,136	$14,597	$9,820	$6,945

Contract balances

The table below summarized the movement of the Company’s contract liabilities for the six months ended June 30, 2023:

Contract liabilities
US$(’000)

Balance as of January 1, 2023	739
Exchange translation adjustment	(21)
Revenue recognized from beginning contract liability balances	(615)
Advances received from customers related to unsatisfied performance obligations	809
Balance as of June 30, 2023 (Unaudited)	912

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the six and three months ended June 30, 2023 and 2022.

For the six and three months ended June 30, 2023 and 2022, there were no revenue recognized from performance obligations that were satisfied in prior periods.

i)	Lease

As of June 30, 2023, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$1.50 million and US$1.63 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Six months ending December 31, 2023	193
Year ending December 31,
-2024	301
-2025	317
-2026	332
-2027	349
-2028	366
-thereafter	62
Total undiscounted lease payments	1,920
Less: imputed interest	(294)
Total operating lease liabilities as of June 30, 2023	1,626

Including:
Operating lease liabilities	255
Operating lease liabilities-Non current	1,371
1,626

Operating lease expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	261	193	128	103
Short-term operating lease contracts	14	29	8	14
Total	$275	$222	$136	$117

Supplemental information related to operating leases:

	Six Months Ended June 30,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	264	178
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	-	259
Weighted-average remaining lease term (years)	5.51	6.06
Weighted-average discount rate	6%	6%

5.	Accounts receivable, net

	June 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	4,760	5,505
Allowance for credit loss	(3,715)	(3,760)
Accounts receivable, net	1,045	1,745

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the six months ended June 30, 2023, the Company provided approximately US$0.04 million credit losses for its accounts receivable. For the three months ended June 30, 2023, the Company reversed approximately US$0.18 million credit losses due to collection from two major clients in June 2023. For the six and three months ended June 30, 2022, the Company provided approximately US$0.33 million credit losses for its accounts receivable.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Prepayments and deposit to suppliers

	June 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	851	1,077
Prepayments to advertising resources providers	3,072	3,036
Other deposits and prepayments	423	454
	4,346	4,567

7.	Other current assets, net

	June 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	4,097	2,197
Short-term loans interest receivables	125	22
Staff advances for business operations	8	8
Total other current assets	4,230	2,227
Allowance for credit loss	(1,187)	(617)
Other current assets, net	3,043	1,610

As of June 30, 2023, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023. In July 2023, the Company received a loan interest of US$0.02 million for the period from May 1, 2023 through July 31, 2023.

On January 11, 2023, the Company provided a short-term of US$2.0 million to another unrelated party. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, the Company extended the term of this loan for a six-month period. As a result, the principal of this loan and the related loan interest is required to be repaid in lump sum at maturity on January 18, 2024.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the six and three months ended June 30, 2023, the Company provided US$0.42 million and US$0.34 million credit losses on short-term loans provided to unrelated parties, respectively.

As of June 30, 2023, other current assets also included a US$0.62 million remaining outstanding balance of a short-term loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a short-term loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022. The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies. As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. In June 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company had engaged a law firm and prepared and sent a legal letter to Digital Sun in March 2023, and the Company intends to take further actions to safeguard its rights against the default, including but not limited to, arranging meetings with the management of Digital Sun to negotiate the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted. As of the date hereof, the Company has not received any formal responses from Digital Sun.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2023	1,596
Exchange translation adjustment	3
Cash investment during the period	43
Disposed during the period	(433)
Impairment losses provided during the period	(209)
Balance as of June 30, 2023 (Unaudited)	1,000

As of June 30, 2023, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 9.9%, 9% and 9.9% equity interest in each New Business Holdings Limited (“New Business”), Guangdong Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”); Guangzhou Yuan Qi Man Man Technology Co., Ltd. (“Yuan Qi Man Man") and Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”), respectively.

In June 2023, the Company obtained a 9.9% equity interest in Wuhan Ju Liang through subscription of a RMB0.99 million (approximately US$0.14 million) registered capital of the entity in cash, which amount was committed to be paid up before August 1, 2052. Wuhan Ju Liang is primarily engaged in providing livestream operation services.

In June 2023, the Company disposed its 10% equity interest in Guang Dong WeFriend Co., Ltd. (“Guangdong WeFriend”) to an unrelated party, and received RMB3.0 million (approximately US$0.43 million) proceeds from this transaction.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2023, the Company provided approximately US$0.21 million full impairment loss against its long-term investments to Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”).

9.	Property and equipment, net

	June 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	758	855
Office equipment	833	865
Electronic devices	555	575
Leasehold improvement	178	185
Property and equipment, cost	2,324	2,480
Less: accumulated depreciation	(2,133)	(2,231)
Property and equipment, net	191	249

Depreciation expenses was approximately US$0.05 million and US$0.03 million for the six and three months ended June 30, 2023, respectively. Depreciation expenses was approximately US$0.05 million and US$0.02 million for the six and three months ended June 30, 2022, respectively.

10.	Intangible assets, net

	As of June 30, 2023 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,285	(891)	(394)	-
Licensed products use right	1,200	(436)	-	764

--5 years life:
Internet Ad tracking system	1,160	(521)	-	639
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain integrated framework	4,038	(1,766)	(1,010)	1,262
Bo!News application	332	(111)	(221)	-
Other computer software	108	(108)	-	-
Total	$9,623	$(4,458)	$(2,500)	$2,665

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2022
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,333	(924)	(409)	-
Licensed products use right	1,201	(374)	-	827

--5 years life:
Internet Ad tracking system	1,160	(405)	-	755
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain integrated framework	4,038	(1,346)	(1,010)	1,682
Bo!News application	345	(115)	(230)	-
Other computer software	113	(113)	-	-
Total	$9,690	$(3,902)	$(2,524)	$3,264

Amortization expenses for the six months ended June 30, 2023 and 2022 were approximately US$0.60 million and US$1.06 million, respectively. Amortization expenses for the three months ended June 30, 2023 and 2022 were approximately US$0.30 million and US$0.53 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 3.19 years as of June 30, 2023, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.60 million for the year ending December 31, 2023, approximately US$1.19 million for the year ending December 31, 2024, approximately US$0.35 million for the year ending December 31, 2025, approximately US$0.18 million for the year ending December 31, 2026, and approximately US$0.12 million each year for the years ending December 31, 2027 and 2028.

11.	Accrued payroll and other accruals

	June 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	79	101
Accrued operating expenses	53	337
	132	438

12.	Taxation

As of June 30, 2023 and December 31, 2022, taxes payable consists of:

	June 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,235	1,288
Enterprise income tax payable	1,896	1,960
Total taxes payable	3,131	3,248

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2023 and 2022, the Company’s income tax benefit consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	-
Deferred	2	4	1	2
Income tax benefit	2	4	1	2

The Company’s deferred tax assets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	11,822	11,537
Operating lease cost	32	30
Impairment on long-term investments	189	144
Impairment on intangible assets	366	368
Bad debts provision	1,100	1,018
Valuation allowance	(13,116)	(12,691)
Deferred tax assets, net	393	406

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$32.2 million and US$31.8 million at June 30, 2023 and December 31, 2022, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after  December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$16.6 million and US$15.4 million as of June 30, 2023 and December 31, 2022, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$13.1 million and US$12.7 million valuation allowance as of June 30, 2023 and December 31, 2022, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the six and three months ended June 30, 2023, the Company recorded approximately US$0.56 million and US$0.26 million deferred tax valuation allowance, respectively. For the six and three months ended June 30, 2022, the Company recorded approximately US$0.82 million and US$0.50 million deferred tax valuation allowance, respectively.

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

Warrants issued in the 2021 Financing:

	2021 Investors Warrants			2021 Placement Agent Warrants
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2023	March 31, 2023	December 31, 2022

Stock price	$1.27	$1.70	$0.46#	$1.27	$1.70	$0.46#
Years to maturity	1.13	1.38	1.63	1.13	1.38	1.63
Risk-free interest rate	5.34%	4.44%	4.625%	5.34%	4.44%	4.625%
Dividend yield	-	-	-	-	-	-
Expected volatility	112%	113%	99.74%	112%	113%	99.74%
Exercise Price	$17.95	$17.95	$3.59#	$22.4375	$22.4375	$4.4875#

Fair value of the warrant	$0.0232	$0.0937	$0.0329	$0.0157	$0.0727	$0.0256

Warrant Liabilities (US$’000)	$12	$49	$86	$1	$5	$9

	2021 Investors Warrants			2021 Placement Agent Warrants
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2022	March 31, 2022	December 31, 2021

Stock price#	$0.34	$0.73	$1.00	$0.34	$0.73	$1.00
Years to maturity	2.13	2.38	2.63	2.13	2.38	2.63
Risk-free interest rate	2.97%	2.35%	0.87%	2.97%	2.35%	0.87%
Dividend yield	-	-	-	-	-	-
Expected volatility	124%	121%	115%	124%	121%	115%
Exercise Price#	$3.59	$3.59	$3.59	$4.4875	$4.4875	$4.4875

Fair value of the warrant	$0.064	$0.24	$0.37	$0.061	$0.23	$0.36

Warrant Liabilities (US$’000)	$167	$626	$964	$22	$84	$132

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants issued in the 2020 Financing:

	2020 Investors Warrants			2020 Placement Agent Warrants
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2023	March 31, 2023	December 31, 2022

Stock price	$1.27	$1.70	$0.46#	$1.27	$1.70	$0.46#
Years to maturity	0.45	0.70	0.95	0.45	0.70	0.95
Risk-free interest rate	5.46%	4.80%	4.716%	5.46%	4.80%	4.716%
Dividend yield	-	-	-	-	-	-
Expected volatility	94%	125%	115.61%	94%	125%	115.61%
Exercise Price	$10.15	$10.15	$2.03#	$10.15	$10.15	$2.03#

Fair value of the warrant	$0.000	$0.0731	$0.0439	$0.000	$0.0760	$0.0456

Warrant Liabilities (US$’000)	$0	$25	$76	$0	$5	$14

	2020 Investors Warrants			2020 Placement Agent Warrants
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2022	March 31, 2022	December 31, 2021

Stock price#	$0.34	$0.73	$1.00	$0.34	$0.73	$1.00
Years to maturity	1.45	1.70	1.95	1.45	1.70	1.95
Risk-free interest rate	2.79%	2.23%	0.72%	2.79%	2.23%	0.72%
Dividend yield	-	-	-	-	-	-
Expected volatility	107%	127%	128%	107%	127%	128%
Exercise Price#	$2.03	$2.03	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$0.033	$0.26	$0.46	$0.036	$0.28	$0.49

Warrant Liabilities (US$’000)	$57	$449	$795	$11	$85	$148

# To reflect the actual inputs used for the determination of fair value of the Warrants, the stock prices and exercise prices presented were not retrospectively restated for effect of the 1-for-5 reverse stock split effective on  January 18, 2023, see Note 4(g).

Changes in fair value of warrant liabilities

Six and Three Months Ended June 30, 2023 (Unaudited)

	As of June 30, 2023	As of March 31, 2023	As of December 31, 2022	Change in Fair Value (gain)/loss
				Six Months Ended June 30, 2023	Three Months Ended June 30, 2023
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	12	49	86	(74)	(37)
--Placement Agent Warrants	1	5	9	(8)	(4)
Warrants issued in the 2020 Financing:
--Investor Warrants	-	25	76	(76)	(25)
--Placement Agent Warrants	-	5	14	(14)	(5)
Warrant Liabilities	13	84	185	(172)	(71)

Six and Three Months Ended June 30, 2022 (Unaudited)

	As of June 30, 2022	As of March 31, 2022	As of December 31, 2021	Change in Fair Value (gain)/loss
				Six Months Ended June 30, 2022	Three Months Ended June 30, 2022
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	167	626	964	(797)	(459)
--Placement Agent Warrants	22	84	132	(110)	(62)
Warrants issued in the 2020 Financing:
--Investor Warrants	57	449	795	(738)	(392)
--Placement Agent Warrants	11	85	148	(137)	(74)
Warrant Liabilities	257	1,244	2,039	(1,782)	(987)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants issued and outstanding as of June 30, 2023 and their movements during the six months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2023	1,000,343	1.36	$15.11	1,001,343	1.36	$15.11
Granted/Vested	-			-
Exercised	-			-
Balance, June 30, 2023 (Unaudited)	1,000,343	0.86	$15.11	1,000,343	0.86	$15.11

15.	Restricted net assets

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of June 30, 2023 and December 31, 2022, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.58 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.08 million and US$0.12 million for the six months ended June 30, 2023 and 2022, respectively. The total amounts for such employee benefits were approximately US$0.04 million and US$0.06 million for the three months ended June 30, 2023 and 2022, respectively.

17.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of June 30, 2022, 37% of the Company’s cash and cash equivalents were held by major financial institutions located in the United States of America, the remaining 63% was held by financial institutions located in the PRC. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the six and three months ended June 30, 2023 and 2022, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F

Six Months Ended June 30, 2023
Revenues, customer concentration risk	*	*	*	*	*	12%

Three Months Ended June 30, 2023
Revenues, customer concentration risk	*	*	*	*	*	14%

Six Months Ended June 30, 2022
Revenues, customer concentration risk	*	*	*	*	*	*

Three Months Ended June 30, 2022
Revenues, customer concentration risk	*	*	*	*	*	11%

As of June 30, 2023
Accounts receivable, customer concentration risk	11%	34%	12%	24%	15%	-

As of December 31, 2022
Accounts receivable, customer concentration risk	16%	33%	24%	16%	*	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the six and three months ended June 30, 2023 and 2022, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D

Six Months Ended June 30, 2023
Cost of revenues, supplier concentration risk	74%	13%	*	-

Three Months Ended June 30, 2023
Cost of revenues, supplier concentration risk	71%	22%	*	-

Six Months Ended June 30, 2022
Cost of revenues, supplier concentration risk	*	-	35%	47%

Three Months Ended June 30, 2022
Cost of revenues, supplier concentration risk	*	-	*	74%

* Less than 10%.

- No transaction incurred for the reporting period.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18.	Commitments and contingencies

In August 2022, the Company obtained a 9.9% equity interest in Yong Fu Xiang, through subscription of a RMB6.73 million (approximately US$0.93 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2065.

In September 2022, the Company obtained a 9% equity interest in Yuan Qi Man Man, through subscription of a RMB0.09 million (approximately US$0.01 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2040.

In June 2023, the Company obtained a 9.9% equity interest in Wuhan Ju Liang, through subscription of a RMB0.99 million (approximately US$0.14 million) registered capital of the entity in cash, which amount was committed to be paid up before August 1, 2052.

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

Six Months Ended June 30, 2023 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	16,086	-	50	-	-	16,136
Cost of revenues	16,141	-	420	-	-	16,561
Total operating expenses	683	9	-	1,531 (1)	-	2,223
Depreciation and amortization expense included in cost of revenues and total operating expenses	184	-	420	41	-	645
Operating loss	(738)	(9)	(370)	(1,531)	-	(2,648)

Change in fair value of warrant liabilities	-	-	-	172	-	172

Net loss	(750)	(5)	(371)	(1,420)	-	(2,546)

Total assets-June 30, 2023	9,755	143	1,262	37,483	(32,397)	16,246
Total assets-December 31, 2022	10,385	156	1,682	39,136	(31,701)	19,658

(1) Including approximately US$0.08 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2023 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	9,795	-	25	-	-	9,820
Cost of revenues	9,721	-	210	-	-	9,931
Total operating expenses	334	5	-	886 (1)	-	1,225
Depreciation and amortization expense included in cost of revenues and total operating expenses	93	-	210	20	-	323
Operating loss	(260)	(5)	(185)	(886)	-	(1,336)

Change in fair value of warrant liabilities	-	-	-	71	-	71

Net loss	(268)	(4)	(185)	(946)	-	(1,403)

(1) Including approximately US$0.05 million share-based compensation expenses.

Six Months Ended June 30, 2022 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	14,597	-	-	-	-	14,597
Cost of revenues	14,544	-	-	-	-	14,544
Total operating expenses	889	737	735	1,956 (1)	-	4,317
Depreciation and amortization expense included in total operating expenses	179	150	735	44	-	1,108
Operating loss	(836)	(737)	(735)	(1,956)	-	(4,264)

Change in fair value of warrant liabilities	-	-	-	1,782	-	1,782

Net loss	(867)	(736)	(735)	(93)	-	(2,431)

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

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(2,546)	$(2,431)	$(1,403)	$(1,714)

Weighted average number of common shares outstanding -Basic and diluted	7,185,114	7,097,440	7,195,605	7,114,726

Loss per share-Basic and diluted	$(0.35)	$(0.34)	$(0.19)	$(0.24)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITE

D)

For the six and three months ended June 30, 2023 and 2022, the diluted loss per share calculation did not include any outstanding warrants to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

21.	Share-based compensation expenses

In  April 2023, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of its independent directors in exchange for his service to the Company for the year ending  December 31, 2023. These shares were valued at US$1.65 per share, the closing bid price of the Company’s common stock on the grant date. Total compensation expenses amortized for the six and three months ended  June 30, 2023 was approximately US$0.02 million.

In June 2022, the Company granted and issued 0.08 million fully-vested and non-forfeitable shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a 12-month period until May 2023. The Company valued these shares at US$1.75 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.14 million as a prepayment asset in prepayment and deposit to suppliers account upon the grant and issuance of these shares. Total compensation expenses amortized for the six and three months ended  June 30, 2023 was approximately US$0.06 million and US$0.02 million, respectively. Total compensation expenses amortized for the six and three months ended  June 30, 2022 was approximately US$0.01 million.

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

The table below summarized share-based compensation expenses recorded for the six and three months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-	-	-
General and administrative expenses	83	84	48	28
Research and development expenses	-	-	-	-
Total	83	84	48	28

The aggregate unrecognized share-based compensation expenses as of June 30, 2023 was approximately US$0.025 million, which will be recognized for the year ending December 31, 2023.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

22.	Subsequent events

In July 2023, the Company incorporated a new majority-owned subsidiary, ChinaNet Yun Chuang (Guangzhou) Media Technology Co., Ltd. (“ChinaNet Yun Chuang"), with an unrelated party. The registered capital of ChinaNet Yun Chuang is RMB2.0 million (approximately US$0.28 million) and the Company beneficially owns 51% equity interest in ChinaNet Yun Chuang. ChinaNet Yun Chuang is primarily engaged in providing livestream operating services with e-commerce. As of the date hereof, ChinaNet Yun Chuang is in its start-up period.

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

Our former auditor, the independent registered public accounting firm that issued the audit report in our SEC filings, and our current auditor, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our former and current auditors are located in Hong Kong Special Administrative Region of the PRC ("Hong Kong"), China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations before 2022. As a result, we and investors in our securities were deprived of the benefits of such PCAOB inspections. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong in 2022. However, the inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China mainland and Hong Kong that have been subject to the PCAOB inspections, which could cause investors and potential investors in our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

On December 16, 2021, the PCAOB issued a HFCAA Determination Report (the “2021 PCAOB Determinations”) to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong because of positions taken by the Chinese authorities, and our former auditor was subject to this determination. On May 13, 2022, the SEC conclusively identified us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

A.         RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$16,136	$14,597	$9,820	$6,945
Cost of revenues	16,561	14,544	9,931	7,026
Gross (loss)/profit	(425)	53	(111)	(81)

Operating expenses
Sales and marketing expenses	93	147	45	78
General and administrative expenses	2,112	4,046	1,180	2,498
Research and development expenses	18	124	-	56
Total operating expenses	2,223	4,317	1,225	2,632

Loss from operations	(2,648)	(4,264)	(1,336)	(2,713)

Other income/(expenses)
Interest income	151	75	79	29
Other expense, net	(14)	(28)	(9)	(19)
Impairment on long-term investments	(209)	-	(209)	-
Change in fair value of warrant liabilities	172	1,782	71	987
Total other income/(expenses)	100	1,829	(68)	997

Loss before income tax benefit	(2,548)	(2,435)	(1,404)	(1,716)
Income tax benefit	2	4	1	2
Net loss	$(2,546)	$(2,431)	$(1,403)	$(1,714)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Six Months Ended June 30,
	2023		2022
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$282	1.8%	$2,228	15.3%
-Distribution of the right to use search engine marketing service	15,804	97.9%	12,369	84.7%
Internet advertising and related services	16,086	99.7%	14,597	100%
Blockchain-based SaaS services	50	0.3%	-	-
Total	$16,136	100%	$14,597	100%

	Three Months Ended June 30,
	2023		2022
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$152	1.5%	$1,170	16.8%
-Distribution of the right to use search engine marketing service	9,643	98.2%	5,775	83.2%
Internet advertising and related services	9,795	99.7%	6,945	100%
Blockchain-based SaaS services	25	0.3%	-	-
Total	$9,820	100%	$6,945	100%

Total Revenues: Our total revenues increased to US$16.14 million and US$9.82 million for the six and three months ended June 30, 2023, respectively, from US$14.60 million and US$6.95 million for the same periods last year, respectively, which was primarily due to the increase in our main stream service revenues, i.e. distribution of the right to use search engine marketing services.

●

Internet advertising revenues for the six and three months ended June 30, 2023 was approximately US$0.28 million and US$0.15 million, respectively, compared with US$2.23 million and US$1.17 million for the six and three months ended June 30, 2022, respectively. The decrease in service revenues from this business category was primarily attributable to the following reasons: (1) the past three-year COVID-19 pandemic in China caused significant economic uncertainties and further resulted in the small and medium business owners’ pandemic fears, which in return materially and adversely affected the advertising investment budgets of our clients. As a result, our clients continued tightening their investment budget on advertising and marketing activities through traditional ad portals, and turned to focus more on singular ad, cheaper advertising channel, e.g., search engine marketing, which brings customers with direct internet traffic flow through clicks, thus a portion of our clients’ ad consumption shifts from using our ad portal placement services to using our search engine marketing service; and (2) the advent of the App era with increased short-form video applications based platform advertising channels, such as: Douyin, Kuaishou etc., which have unique competitive advantages, also led advertisement diversion and revenue reduction on our traditional ad portals to a certain extent. We will continue monitoring our client’s needs of this business category and adjust our operational strategy accordingly.

●

Revenue generated from distribution of the right to use search engine marketing service for the six and three months ended June 30, 2023 was approximately US$15.80 million and US$9.64 million, respectively, compared with approximately US$12.37 million and US$5.78 million for the six and three months ended June 30, 2022, respectively. The increase in service revenues from this business category was primarily attributable to the following reasons: (1) as a result of repeated severe COVID-19 cases rebound in many provinces and first tier cities in China, such as Shanghai, Shenzhen etc., in the second fiscal quarter of 2022, there were regional large-scale quarantine and business shutdown, which materially adversely affected the business performance of our main stream service revenues for the six and three months ended June 30, 2022. While in fiscal 2023, along with the end of the peak infection wave of COVID-19 in the first fiscal quarter, business activities and performance is gradually getting back to normal in the second fiscal quarter; and (2) as discussed above, as a result of the pandemic fear and economic downturn after the pandemic, a portion of our clients’ ad consumption shifts from using our ad portal placement services to using our search engine marketing service, which brings them with direct internet traffic flow through clicks.

●	For the six and three months ended June 30, 2023, we generated an approximately US$0.05 million and US$0.025 million Blockchain-based platform subscription fee revenues, respectively.

Cost of revenues

Our cost of revenues consisted of costs directly related to the offering of our Internet advertising, precision marketing and related data and technical services, and software platform amortization cost related to our blockchain-based SaaS service. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Six Months Ended June 30,
	2023			2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$282	$234	17%	$2,228	$2,038	9%
-Distribution of the right to use search engine marketing service	15,804	15,907	-0.7%	12,369	12,506	-1%
Internet advertising and related services	16,086	16,141	-0.3%	14,597	14,544	0.4%
Blockchain-based SaaS services	50	420	-740%	-	-	-
Total	$16,136	$16,561	-2.6%	$14,597	$14,544	0.4%

	Three Months Ended June 30,
	2023			2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$152	$131	14%	$1,170	$1,067	9%
-Distribution of the right to use search engine marketing service	9,643	9,590	0.5%	5,775	5,959	-3%
Internet advertising and related services	9,795	9,721	0.8%	6,945	7,026	-1%
Blockchain-based SaaS services	25	210	-740%	-	-	-
Total	$9,820	$9,931	-1%	$6,945	$7,026	-1%

Cost of revenues: our total cost of revenues increased to US$16.56 million and US$9.93 million for the six and three months ended June 30, 2023, respectively, from US$14.54 million and US$7.03 million for the six and three months ended June 30, 2022, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, amortization of software platform development cost and other direct costs associated with providing our services. The increase in our total cost of revenues for the six and three months ended June 30, 2023 was primarily due to the increase in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines during the periods, which was in line with the increase in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the six and three months ended June 30, 2023, our total cost of revenues for Internet advertising and data service was approximately US$0.23 million and US$0.13 million, respectively, compared with approximately US$2.04 million and US$1.07 million for the six and three months ended June 30, 2022, respectively. The gross margin rate of our Internet advertising and data service was 17% and 14% for the six and three months ended June 30, 2023, respectively, compared with 9% for both the six and three months ended June 30, 2022. Due to continuous decline in service revenues from this business category, we scaled down our investments for internet traffic flow on our ad portals, and, as a result, we anticipate an increase in gross margin rate of this business category in fiscal 2023, compared with that in fiscal 2022.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines and/or their delegated agencies in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the six and three months ended June 30, 2023, our total cost of revenues for distribution of the right to use search engine marketing service increased to US$15.91 million and US$9.59 million, respectively, compared with US$12.51 million and US$5.96 million for the same periods last year, respectively. Gross margin rate of this business category improved to -0.7% and 0.5% for the six and three months ended June 30, 2023, respectively, compared with -1% and -3% for the six and three months ended June 30, 2022.

●

For the six months and three months ended June 30, 2023, cost for our Blockchain-based SaaS services was approximately US$0.42 million and US$0.21 million, respectively, which represented the amortized cost of our self-developed BIF platform.

Gross (loss)/profit

As a result of the foregoing, we incurred a gross loss of approximately US$0.43 million and US$0.11 million for the six and three months ended June 30, 2023, respectively, compared with a gross profit of approximately US$0.05 million and a gross loss of approximately US$0.08 million incurred for the six and three months ended June 30, 2022, respectively. Our overall gross margin was -2.6% and -1% for the six and three months ended June 30, 2023, respectively, compared with 0.4% and -1% for the same periods last year, respectively. For the six and three months ended June 30, 2023, the gross margin rate of our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, improved to -0.7% and 0.5%, respectively, compared with the -1% and -3% gross margin rate for the same periods last year, respectively.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2023		2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$16,136	100%	$14,597	100%
Gross (loss)/profit	(425)	-2.6%	53	0.4%

Sales and marketing expenses	93	1%	147	1%
General and administrative expenses	2,112	13%	4,046	28%
Research and development expenses	18	-	124	1%
Total operating expenses	$2,223	14%	$4,317	30%

	Three Months Ended June 30,
	2023		2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$9,820	100%	$6,945	100%
Gross loss	(111)	-1%	(81)	-1%

Sales and marketing expenses	45	-	78	1%
General and administrative expenses	1,180	12%	2,498	36%
Research and development expenses	-	-	56	1%
Total operating expenses	$1,225	12%	$2,632	38%

Operating Expenses: Our total operating expenses was approximately US$2.22 million and US$1.23 million for the six and three months ended June 30, 2023, respectively, compared with approximately US$4.32 million and US$2.63 million for the six and three months ended June 30, 2022, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.09 million and US$0.05 million for the six and three months ended June 30, 2023, respectively, compared with approximately US$0.15 million and US$0.08 million for the six and three months ended June 30, 2022, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. For the six and three months ended June 30, 2023, the decrease in our sales and marketing expenses was primarily due to the gradual downsize of the sales team in our Hubei office during the periods, as part of management’s cost reduction plan in fiscal 2023.

●

General and administrative expenses: General and administrative expenses was US$2.11 million and US$1.18 million for the six and three months ended June 30, 2023, respectively, compared with US$4.05 million and US$2.50 million for the six and three months ended June 30, 2022, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for credit loss, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the six months ended June 30, 2023, the changes in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in allowance for expected credit losses of approximately US$0.49 million; (2) the decrease in amortization of administrative assets of approximately US$0.89 million, primarily due to impairment loss recognized against intangible assets by the end of fiscal 2022; and (3) the decrease in other administrative expenses of approximately US$0.55 million, as a result of the cost reduction plan executed by management. For the three months ended June 30, 2023, the changes in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in allowance for expected credit losses of approximately US$0.79 million; (2) the decrease in amortization of administrative assets of approximately US$0.44 million, primarily due to impairment loss recognized against intangible assets by the end of fiscal 2022; and (3) the decrease in other administrative expenses of approximately US$0.09 million, as a result of the cost reduction plan executed by management.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$2.65 million and US$4.26 million for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, we incurred a loss from operations of approximately US$1.34 million and US$2.71 million, respectively.

Interest income: For the six and three months ended June 30, 2023 and 2022, interest income recognized were primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Impairment on long-term investments: For the six and three months ended June 30, 2023, we recognized an approximately US$0.21 million impairment loss on long-term investments, which was related to our cash investments in one of our unconsolidated investee entities whose business activities had become dormant.

Change in fair value of warrant liabilities: We issued warrants in various of our financing activities, which we determined that should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$0.17 million and US$0.07 million was recorded for the six and three months ended June 30, 2023, respectively, compared with a gain of change in fair value of these warrant liabilities of approximately US$1.78 million and US$0.99 million recorded for the six and three months ended June 30, 2022, respectively.

Loss before income tax benefit: As a result of the foregoing, our loss before income tax benefit was approximately US$2.55 million and US$2.44 million for the six months ended June 30, 2023 and 2022, respectively. Our loss before income tax benefit was approximately US$1.40 million and US$1.72 million for the three months ended June 30, 2023 and 2022, respectively.

Income Tax benefit: For the six and three months ended June 30, 2023 and 2022, income tax benefits recognized were in relation to the net operating loss incurred by one of our operating VIEs for the respective period, which we consider likely to be utilized with respect to future earnings of this entity.

Net loss: As a result of the foregoing, for the six months ended June 30, 2023 and 2022, we incurred a total net loss of approximately US$2.55 million and US$2.43 million, respectively. For the three months ended June 30, 2023 and 2022, we incurred a total net loss of approximately US$1.40 million and US$1.71 million, respectively.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of June 30, 2023 and December 31, 2022, net assets restricted in the aggregate, were approximately US$13.58 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Six Months Ended June 30, 2023 and 2022

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2023, we had cash and cash equivalents of approximately US$2.0 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	Amounts in thousands of US dollars

Net cash used in operating activities	$(862)	$(2,144)
Net cash used in investing activities	(1,462)	(479)
Net cash provided by/(used in) financing activities	-	-
Effect of foreign currency exchange rate changes	(67)	(96)
Net decrease in cash and cash equivalents	$(2,391)	$(2,719)

Net cash used in operating activities

For the six months ended June 30, 2023, our net cash used in operating activities of approximately US$0.86 million were primarily attributable to:

(1)

net loss excluding approximately US$0.65 million of non-cash expenses of depreciation and amortizations; approximately US$0.21 million of amortization of operating lease right-of-use assets; approximately US$0.08 million of share-based compensation; approximately US$0.46 million of provision for allowance for credit losses; approximately US$0.003 million loss in disposal of fixed assets; approximately US$0.21 million of impairment on long-term investments; approximately US$0.17 million of gain from change in fair value of warrant liabilities; approximately US$0.002 million of deferred tax benefit; and approximately US$0.15 million of other non-operating income, yielded the non-cash and non-operating items excluded net loss of approximately US$1.27 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable decreased by approximately US$0.59 million, primarily due to collection from two major clients during the period;

-	advance from customers increased by approximately US$0.21 million;

-	prepayment and deposit to suppliers decreased by approximately US$0.09 million, primarily due to refund of deposit from a major Internet Ad resource supplier during the period; and

-	accounts payables and other current liabilities increased by approximately US$0.03 million in the aggregate.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accruals, taxes payable and operating lease liabilities decreased by approximately US$0.51 million in the aggregate, primarily due to settlement of these liabilities during the period.

For the six months ended June 30, 2022, our net cash used in operating activities of approximately US$2.14 million were primarily attributable to:

(1)

net loss excluding approximately US$1.11 million of non-cash expenses of depreciation and amortizations; approximately US$0.13 million amortization of operating lease right-of-use assets, approximately US$0.95 million allowance for credit losses, approximately US$0.08 million share-based compensation; approximately US$1.78 million gain from change in fair value of warrant liabilities, approximately US$0.004 million deferred tax benefit, and approximately US$0.07 million non-operating income, yielded the non-cash items excluded net loss of approximately US$2.02 million.

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

Net cash used in investing activities

For the six months ended June 30, 2023, (1) we provided to an unrelated party a short-term loan of US$2.0 million. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, we extended the term of this loan for a six-month period to January 18, 2024; (2) we collected an US$0.10 million short-term loan, which was provided to another unrelated party in April 2022; (3) we received a total interest income of approximately US$0.05 million, which was attributable to short-term loans we provided to unrelated parties in previous periods; (4) we made an additional investment of approximately US$0.04 million to one of our unconsolidated investee entities; and (5) we received an approximately US$0.43 million proceeds from the disposal of our equity interest in another unconsolidated investee entity to an unrelated party. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.46 million for the six months ended June 30, 2023.

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

Net cash provided by/(used in) financing activities

For the six months ended June 30, 2023 and 2022, no cash was provided by or used in financing activities.

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

Along with the end of the COVID-19 pandemic in May 2023 and the gradual recovery of economy since then, our business performance started to improve from the second fiscal quarter of 2023. For the three months ended June 30, 2023, we narrowed our gross loss incurred and generated positive net cash flow from our core business. Although there remain uncertainties as to the future development and impact of the COVID-19 pandemic, we anticipate a continuous slow recovery of performance and improvement of cash flow status of our core business in the next 12 months.

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

In July 2023, we incorporated a new majority-owned subsidiary and commenced to expand our business into the livestream operation industry. We anticipate to generate operating profits and additional cash inflow from providing online-content production, distribution and promotion, and live streamer training and management services in the next 12 months.

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

In June 2023, we obtained a 9.9% equity interest in Wuhan Ju Liang, through subscription of a RMB0.99 million (approximately US$0.14 million) registered capital of the entity in cash, which amount was committed to be paid up before August 1, 2052.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: August 21, 2023	/s/ Handong Cheng

Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)