Form 10-Q
period 2023-09-30
ZW Data Action Technologies Inc.
filed 2023-11-20
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 20, 2023, the registrant had 7,204,506 shares of common stock outstanding.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	September 30, 2023	December 31, 2022
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,314	$4,391
Accounts receivable, net of allowance for credit loss of $3,943 and $3,760, respectively	771	1,745
Prepayment and deposit to suppliers	4,874	4,567
Other current assets, net	2,422	1,610
Total current assets	9,381	12,313

Long-term investments	1,000	1,596
Operating lease right-of-use assets	1,406	1,761
Property and equipment, net	165	249
Intangible assets, net	2,364	3,264
Long-term deposits and prepayments	69	69
Deferred tax assets, net	394	406
Total Assets	$14,779	$19,658

Liabilities and Equity
Current liabilities:
Accounts payable *	$196	$205
Advance from customers *	1,133	739
Accrued payroll and other accruals *	132	438
Taxes payable *	3,155	3,248
Operating lease liabilities *	216	347
Lease payment liability related to short-term leases *	98	101
Other current liabilities *	162	437
Warrant liabilities	-	185
Total current liabilities	5,092	5,700

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2023	December 31, 2022
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities-Non current *	1,324	1,535
Long-term borrowing from a related party	122	126
Total Liabilities	6,538	7,361

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 20,000,000 shares; issued and outstanding 7,204,506 shares and 7,174,506 shares at September 30, 2023 and December 31, 2022, respectively)	7	7**
Additional paid-in capital	62,055	62,017**
Statutory reserves	2,598	2,598
Accumulated deficit	(57,782)	(53,525)
Accumulated other comprehensive income	1,363	1,200
Total shareholders’ equity	8,241	12,297

Total Liabilities and Equity	$14,779	$19,658

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$25,317	$21,813	$9,181	$7,216
Cost of revenues	25,746	21,811	9,185	7,267
Gross (loss)/ profit	(429)	2	(4)	(51)

Operating expenses
Sales and marketing expenses	148	219	55	72
General and administrative expenses	3,659	5,697	1,547	1,651
Research and development expenses	18	181	-	57
Total operating expenses	3,825	6,097	1,602	1,780

Loss from operations	(4,254)	(6,095)	(1,606)	(1,831)

Other income/(expenses)
Interest income	230	96	79	21
Other expenses, net	(20)	(33)	(6)	(5)
Impairment on long-term investment	(207)	-	2	-
Change in fair value of warrant liabilities	185	759	13	(1,023)
Total other income/(expenses)	188	822	88	(1,007)

Loss before income tax benefit/(expense) and noncontrolling interests	(4,066)	(5,273)	(1,518)	(2,838)
Income tax benefit/(expenses)	-	2	(2)	(2)
Net loss	$(4,066)	$(5,271)	$(1,520)	$(2,840)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED）

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(4,066)	$(5,271)	$(1,520)	$(2,840)
Foreign currency translation income/(loss)	163	76	(39)	93
Comprehensive loss	$(3,903)	$(5,195)	$(1,559)	$(2,747)

Loss per share
Loss per common share
Basic and diluted**	$(0.57)	$(0.74)	$(0.21)	$(0.40)

Weighted average number of common shares outstanding:
Basic and diluted**	7,191,649	7,123,411	7,204,506	7,174,506

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2023	2022
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,066)	$(5,271)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	966	1,660
Amortization of operating lease right-of-use assets	310	239
Share-based compensation expenses	95	135
Provision for allowances for credit losses	1,347	947
Loss on disposal of long-term investments	207	-
Deferred taxes	-	(2)
Disposal of fixed assets	7	-
Change in fair value of warrant liabilities	(185)	(759)
Other non-operating income	(229)	(93)
Changes in operating assets and liabilities
Accounts receivable	655	(211)
Prepayment and deposit to suppliers	(389)	(459)
Due from related parties	-	59
Other current assets	-	25
Accounts payable	(3)	(784)
Advance from customers	425	(179)
Accrued payroll and other accruals	(304)	(205)
Other current liabilities	(78)	735
Taxes payable	(1)	4
Lease payment liability related to short-term leases	-	(40)
Operating lease liabilities	(293)	(210)
Net cash used in operating activities	(1,536)	(4,409)

Cash flows from investing activities
Investments and advances to ownership investee entities	(43)	-
Proceeds from disposal of long-term investments	428	-
Deposit paid for purchase of equipment	(52)	-
Repayment of short-term loans from ownership investee entities	-	12
Short-term loans to unrelated parties	(2,000)	(2,600)
Repayment of short-term loans and interest income from unrelated parties	168	2,109
Net cash used in investing activities	(1,499)	(479)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities

Net cash provided by financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(42)	(131)

Net decrease in cash and cash equivalents	(3,077)	(5,019)

Cash and cash equivalents at beginning of the period	4,391	7,173
Cash and cash equivalents at end of the period	$1,314	$2,154

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/ (loss)	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2023	7,174,506**	$7**	$62,017**	$2,598	$(53,525)	$1,200	$12,297
Cumulative effect adjustment related to adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	-	-	-	(191)	-	(191)
Share-based compensation in exchange for services from employees and directors	30,000	-	25	-	-	-	25
Net loss for the period	-	-	-	-	(2,546)	-	(2,546)
Foreign currency translation adjustment	-	-	-	-	-	202	202
Balance, June 30, 2023 (unaudited)	7,204,506	$7	$62,042	$2,598	$(56,262)	$1,402	$9,787
Share-based compensation in exchange for services from employees and directors	-	-	13	-	-	-	13
Net loss for the period	-	-	-	-	(1,520)	-	(1,520)
Foreign currency translation adjustment	-	-	-	-	-	(39)	(39)
Balance, September 30, 2023 (Unaudited)	7,204,506	$7	$62,055	$2,598	$(57,782)	$1,363	$8,241

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2022

(In thousands, except for number of shares)

	Common stock**		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/ (loss)	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2022	7,075,506	$7	$61,813	$2,598	$(43,734)	$1,082	$21,766
Share-based compensation in exchange for services from nonemployees	80,000	-	140	-	-	-	140
Share-based compensation in exchange for services from employees and directors	19,000	-	16	-	-	-	32
Net loss for the period	-	-	-	-	(2,431)	-	(2,431)
Foreign currency translation adjustment	-	-	-	-	-	(17)	(17)
Balance, June 30, 2022 (unaudited)	7,174,506	$7	$61,985	$2,598	$(46,165)	$1,065	$19,490
Share-based compensation in exchange for services from employees and directors	-	-	16	-	-	-	16
Net loss for the period	-	-	-	-	(2,840)	-	(2,840)
Foreign currency translation adjustment	-	-	-	-	-	93	93
Balance, September 30, 2022 (Unaudited)	7,174,506	$7	$62,001	$2,598	$(49,005)	$1,158	$16,759

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$691	$578
Accounts receivable, net	770	1,745
Prepayment and deposit to suppliers	2,401	2,020
Other current assets, net	2	2
Total current assets	3,864	4,345

Long-term investments	-	165
Operating lease right-of-use assets	-	145
Property and equipment, net	77	113
Deferred tax assets, net	394	406
Total Assets	$4,335	$5,174

Liabilities
Current liabilities:
Accounts payable	$196	$205
Advance from customers	1,133	515
Accrued payroll and other accruals	39	63
Taxes payable	2,522	2,602
Operating lease liabilities	-	146
Lease payment liability related to short-term leases	98	101
Other current liabilities	36	320
Total current liabilities	4,024	3,952

Total Liabilities	$4,024	$3,952

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$25,098	$20,829	$9,157	$6,967
Cost of revenues	(25,023)	(21,811)	(8,975)	(7,267)
Total operating expenses	(1,179)	(1,539)	(436)	(691)
Net loss	(1,326)	(2,551)	(259)	(998)

3.	Liquidity and Capital Resources

The Company incurred operating losses and may continue to incur operating losses, and as a result, to generate negative cash flows as the Company implements its future business plan. For the nine months ended September 30, 2023, the Company incurred a loss from operations of US$4.25 million and a net operating cash outflow of US$1.54 million. As of September 30, 2023, the Company had cash and cash equivalents of US$1.31 million and working capital of US$4.29 million, compared with approximately US$4.39 million and US$6.61 millions as of December 31, 2022, respectively.

Currently, the Company does not have sufficient cash or commitments for financing to sustain its operation for the twelve months from the issuance date of these financial statements. The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management, and negotiate with major suppliers for more favorable payment terms, all of which will help to substantially increase the cashflows from operations. In addition, to further improve its liquidity, the Company plans to reduce its operating costs through optimizing the personnel structure among different offices, and reduce its office leasing spaces, if needed. Beginning in early 2022, the Company introduced its SaaS services to customers. The Company’s SaaS services are provided based on technologies of its self-developed Blockchain Integrated Framework (“BIF”) platform. The BIF platform enables the Company’s clients to utilize the BIF platform as an enterprise management software to record, share and storage operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their IPs and certificates. While the COVID-19 epidemic and the associated long-time quarantine and business shutdown measures throughout fiscal 2022 adversely affected the Company’s SaaS services promotion, and revenues from the new SaaS services business and its profitability have not met the Company’s expectations, the Company still expects these services to generate positive cash flow and improve liquidity since they rely on technologies of its self-developed software platform, thus reducing the need for substantial cash outflow to third-party service providers. In July 2023, the Company established a new majority-owned subsidiary, ChinaNet Yun Chuang (Guangzhou) Media Technology Co., Ltd. (“ChinaNet Yun Chuang”), to expand into the livestream operation industry, with expectations of generating operating profits and additional cash inflow from providing online-content production, distribution, promotion, and live streamer training and management services in the next 12 months.

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

The unaudited condensed consolidated financial statements as of September 30, 2023 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of September 30, 2023 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of September 30, 2023 and for the nine and three months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC (the “2022 Form 10-K”) on April 17, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2023, its condensed consolidated results of operations for the nine and three months ended September 30, 2023 and 2022, and its condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2023	December 31, 2022

Balance sheet items, except for equity accounts	7.1798	6.9646

	Nine Months Ended September 30,
	2023	2022

Items in the statements of operations and comprehensive loss	7.0148	6.6068

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,
	2023	2022

Items in the statements of operations and comprehensive loss	7.1649	6.8287

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the nine and three months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	3,760	2,236	3,715	2,454
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	36	-	-	-
Provision for/(reverse of) credit loss during the period	247	330	207	-
Written off during the period	-	-	-	-
Exchange translation adjustments	(100)	(229)	21	(117)
Balance as of end of the period	3,943	2,337	3,943	2,337

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	617	-	1,187	617
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	155	-	-	-
Provision for credit loss during the period	1,095	617	680	-
Written off during the period	-	-	-	-
Exchange translation adjustments	-	-	-	-
Balance as of end of the period	1,867	617	1,867	617

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 are as follows:

Fair value measurement at reporting date using
	As of September 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
(Unaudited)

Warrant liabilities (Note 14)	-	-	-	-

		Fair value measurement at reporting date using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 14)	185	-	-	185

g)	Reverse stock split

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

h)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	24,815	18,605	9,011	6,236
--online advertising placements	427	3,208	145	980
Blockchain-based SaaS services	75	-	25	-
Total revenues	$25,317	$21,813	$9,181	$7,216

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	25,242	21,813	9,156	7,216
Revenue recognized at a point in time	75	-	25	-
Total revenues	$25,317	$21,813	$9,181	$7,216

Contract balances

The table below summarized the movement of the Company’s contract liabilities for the nine months ended September 30, 2023:

Contract liabilities
US$(’000)

Balance as of January 1, 2023	739
Exchange translation adjustment	(18)
Revenue recognized from beginning contract liability balances	(649)
Advances received from customers related to unsatisfied performance obligations	1,061
Balance as of September 30, 2023(Unaudited)	1,133

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the nine and three months ended September 30, 2023 and 2022.

For the nine and three months ended September 30, 2023 and 2022, there were no revenue recognized from performance obligations that were satisfied in prior periods.

i)	Lease

As of September 30, 2023, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$1.41 million and US$1.54 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Three months ending December 31, 2023	73
Year ending December 31,
-2024	303
-2025	319
-2026	335
-2027	351
-2028	369
-thereafter	62
Total undiscounted lease payments	1,812
Less: imputed interest	(272)
Total operating lease liabilities as of September 30, 2023	1,540

Including:
Operating lease liabilities	216
Operating lease liabilities-Non current	1,324
$1,540

Operating lease expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	386	329	125	136
Short-term operating lease contracts	23	39	9	10
Total	$409	$368	$134	$146

Supplemental information related to operating leases:

Nine Months Ended September 30, 2023
(Unaudited)

Operating cash flows used for operating leases (US$’000)	409
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	-
Weighted-average remaining lease term (years)	5.42
Weighted-average discount rate	6%

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Accounts receivable, net

	September 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	4,714	5,505
Allowance for credit loss	(3,943)	(3,760)
Accounts receivable, net	771	1,745

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the nine and three months ended September 30, 2023, the Company provided approximately US$0.25 million and US$0.21 million credit losses for its accounts receivable, respectively. For the nine and three months ended September 30, 2022, the Company provided approximately US$0.33 million and US$nil credit losses for its accounts receivable, respectively.

6.	Prepayments and deposit to suppliers

	September 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	923	1,077
Prepayments to advertising resources providers	3,421	3,036
Other deposits and prepayments	530	454
	4,874	4,567

7.	Other current assets

	September 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	4,097	2,197
Short-term loans interest receivables	184	22
Staff advances for business operations	8	8
Total other current assets	4,289	2,227
Allowance for credit loss	(1,867)	(617)
Other current assets, net	2,422	1,610

As of September 30, 2023, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023. In July 2023, the Company received a loan interest of US$0.02 million for the period from May 1, 2023 through July 31, 2023. As the date thereof, due to the recent financial pressure of the unrelated party, the outstanding balance was approximately US$1.49 million that the Company and the unrelated party reached an agreement to collect and repay the remaining loan principal and related loan interests equally in each of the following six months.

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

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the nine and three months ended September 30, 2023, the Company provided US$1.10 million and US$0.68 million credit losses on short-term loans provided to unrelated parties, respectively.

As of September 30, 2023, other current assets also included a US$0.62 million remaining outstanding balance of a short-term loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a short-term loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022. The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies. As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. In June 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company had engaged a law firm and prepared and sent a legal letter to Digital Sun in March 2023, and the Company intends to take further actions to safeguard its rights against the default, including but not limited to, arranging meetings with the management of Digital Sun to negotiate the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted. As of the date hereof, the Company has not received any formal responses from Digital Sun.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2023	1,596
Exchange translation adjustment	(4)
Cash investments during the year	43
Disposed during the year	(428)
Impairment losses provided during the year	(207)
Balance as of September 30, 2023 (Unaudited)	1,000

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2023, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 9.9%, 9%, 9.9% and 9% equity interest in each New Business Holdings Limited (“New Business”), Guangdong Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), Guangzhou Yuan Qi Man Man Technology Co., Ltd. (“Yuan Qi Man Man"), Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”) and Fu Meng Hui (Guangzhou) Management Consulting Co., Ltd. (“Fu Meng Hui”), respectively.

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

In August 2023, the Company obtained a 9% equity interest in Fu Meng Hui through subscription of a RMB0.45 million (approximately US$0.06 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2050. Fu Meng Hui is primarily engaged in providing cross boarder online marketplace consulting services.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

For the nine months ended September 30, 2023, the Company provided approximately US$0.21 million full impairment loss against its long-term investments to Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”).

9.	Property and equipment, net

	September 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	689	855
Office equipment	839	865
Electronic devices	559	575
Leasehold improvement	179	185
Property and equipment, cost	2,266	2,480
Less: accumulated depreciation	(2,101)	(2,231)
Property and equipment, net	165	249

Depreciation expenses for the nine months ended September 30, 2023 and 2022 were approximately US$0.07 million and US$0.08 million, respectively. Depreciation expenses for the three months ended September 30, 2023 and 2022 were approximately US$0.02 million and US$0.03 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Intangible assets, net

	As of September 30, 2023 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,293	(897)	(396)	-
Licensed products use right	1,197	(466)	-	731

--5 years life:
Internet Ad tracking system	1,160	(579)	-	581
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(1,976)	(1,010)	1,052
Bo!News application	334	(111)	(223)	-
Other computer software	109	(109)	-	-
Total	$9,631	$(4,763)	$(2,504)	$2,364

	As of December 31, 2022
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,333	(924)	(409)	-
Licensed products use right	1,201	(374)	-	827

--5 years life:
Internet Ad tracking system	1,160	(405)	-	755
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(1,346)	(1,010)	1,682
Bo!News application	345	(115)	(230)	-
Other computer software	113	(113)	-	-
Total	$9,690	$(3,902)	$(2,524)	$3,264

Amortization expenses for the nine months ended September 30, 2023 and 2022 were approximately US$0.90 million and US$1.59 million, respectively. Amortization expenses for the three months ended September 30, 2023 and 2022 were approximately US$0.30 million and US$0.53 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 3.05 years as of September 30, 2023, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.29 million for the year ending December 31, 2023, approximately US$1.19 million for the year ending December 31, 2024, approximately US$0.35 million for the year ending December 31, 2025, approximately US$0.18 million for the year ending December 31, 2026, and approximately US$0.12 million each year for the years ending December 31, 2027 and 2028.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Accrued payroll and other accruals

	September 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	82	101
Accrued operating expenses	50	337
	132	438

12.	Taxation

As of September 30, 2023 and December 31, 2022, taxes payable consists of:

	September 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,248	1,288
Enterprise income tax payable	1,907	1,960
Total taxes payable	3,155	3,248

For the nine and three months ended September 30, 2023 and 2022, the Company’s income tax benefit/(expenses) consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	-
Deferred	-	2	(2)	(2)
Income tax benefit/(expenses)	-	2	(2)	(2)

The Company’s deferred tax assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	11,992	11,537
Operating lease cost	33	30
Impairment on long-term investments	190	144
Impairment on intangible assets	367	368
Bad debts provision	1,266	1,018
Valuation allowance	(13,454)	(12,691)
Deferred tax assets, net	394	406

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$32.3 million and US$31.8 million as of September 30, 2023 and December 31, 2022, respectively The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after  December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$16.9 million and US$15.4 million as of September 30, 2023 and December 31, 2022, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$13.5 million and US$12.7 million valuation allowance as of September 30, 2023 and December 31, 2022, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the nine and three months ended September 30, 2023, the Company recorded approximately US$0.91 million and US$0.35 million deferred tax valuation allowance, respectively. For the nine and three months ended September 30, 2022, the Company recorded approximately US$1.18 million and US$0.36 million deferred tax valuation allowance, respectively.

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

Warrants issued in the 2021 Financing:

	2021 Investors Warrants			2021 Placement Agent Warrants
	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2023	June 30, 2023	December 31, 2022

Stock price	$0.91	$1.27	$ 0.46#	$0.91	$1.27	$ 0.46#
Years to maturity	0.88	1.13	1.63	0.88	1.13	1.63
Risk-free interest rate	5.49%	5.34%	4.625%	5.49%	5.34%	4.625%
Dividend yield	-	-	-	-	-	-
Expected volatility	89%	112%	99.74%	89%	112%	99.74%
Exercise Price	$17.95	$17.95	$ 3.59#	$22.4375	$22.4375	$ 4.4875#

Fair value of the warrant	$0.0002	$0.0232	$0.0329	$0.0001	$0.0157	$0.0256

Warrant Liabilities (US$’000)	$0	$12	$86	$0	$1	$9

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2021 Investors Warrants			2021 Placement Agent Warrants
	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2022	June 30, 2022	December 31, 2021

Stock price	$0.92	$0.34	$1.00	$0.92	$0.34	$1.00
Years to maturity	1.88	2.13	2.63	1.88	2.13	2.63
Risk-free interest rate	4.16%	2.97%	0.87%	4.16%	2.97%	0.87%
Dividend yield	-	-	-	-	-	-
Expected volatility	127%	124%	115%	127%	124%	115%
Exercise Price	$3.59	$3.59	$3.59	$4.4875	$4.4875	$4.4875

Fair value of the warrant	$0.297	$0.064	$0.37	$0.287	$0.061	$0.36

Warrant Liabilities (US$’000)	$782	$167	$964	$106	$22	$132

Warrants issued in the 2020 Financing:

	2020 Investors Warrants			2020 Placement Agent Warrants
	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2023	June 30, 2023	December 31, 2022

Stock price	$0.91	$1.27	$ 0.46#	$0.91	$1.27	$ 0.46#
Years to maturity	0.20	0.45	0.95	0.20	0.45	0.95
Risk-free interest rate	5.44%	5.46%	4.716%	5.44%	5.46%	4.716%
Dividend yield	-	-	-	-	-	-
Expected volatility	65%	94%	115.61%	65%	94%	115.61%
Exercise Price	$10.15	$10.15	$ 2.03#	$10.15	$10.15	$ 2.03#

Fair value of the warrant	$0.000	$0.000	$0.0439	$0.000	$0.000	$0.0456

Warrant Liabilities (US$’000)	$0	$0	$76	$0	$0	$14

	2020 Investors Warrants			2020 Placement Agent Warrants
	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2022	June 30, 2022	December 31, 2021

Stock price	$0.92	$0.34	$1.00	$0.92	$0.34	$1.00
Years to maturity	1.20	1.45	1.95	1.20	1.45	1.95
Risk-free interest rate	3.90%	2.79%	0.72%	3.90%	2.79%	0.72%
Dividend yield	-	-	-	-	-	-
Expected volatility	103%	107%	128%	103%	107%	128%
Exercise Price	$2.03	$2.03	$2.03	$2.03	$2.03	$2.03

Fair value of the warrant	$0.195	$0.033	$0.46	$0.211	$0.036	$0.49

Warrant Liabilities (US$’000)	$328	$57	$795	$64	$11	$148

# To reflect the actual inputs used for the determination of fair value of the Warrants, the stock prices and exercise prices presented were not retrospectively restated for effect of the 1-for-5 reverse stock split effective on  January 18, 2023, see Note 4(g).

Changes in fair value of warrant liabilities

Nine and Three Months Ended September 30, 2023 (Unaudited)

				Change in Fair Value (gain)/loss
	As of September 30, 2023	As of June 30, 2023	As of December 31, 2022	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	-	12	86	(86)	(12)
--Placement Agent Warrants	-	1	9	(9)	(1)
Warrants issued in the 2020 Financing:
--Investor Warrants	-	-	76	(76)	-
--Placement Agent Warrants	-	-	14	(14)	-
Warrant Liabilities	-	13	185	(185)	(13)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine and Three Months Ended September 30, 2022 (Unaudited)

				Change in Fair Value (gain)/loss
	As of September 30, 2022	As of June 30, 2022	As of December 31, 2021	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	782	167	964	(182)	615
--Placement Agent Warrants	106	22	132	(26)	84
Warrants issued in the 2020 Financing:
--Investor Warrants	328	57	795	(467)	271
--Placement Agent Warrants	64	11	148	(84)	53
Warrant Liabilities	1,280	257	2,039	(759)	1,023

Warrants issued and outstanding as of September 30, 2023 and their movements during the nine months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2023	1,000,343	1.36	$15.11	1,000,343	1.36	$15.11
Granted/Vested	-			-
Exercised	-			-
Balance, September 30, 2023 (Unaudited)	1,000,343	0.61	$15.11	1,000,343	0.61	$15.11

15.	Restricted net assets

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of September 30, 2023 and December 31, 2022, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.52 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.12 million and US$0.17 million for the nine months ended September 30, 2023 and 2022, respectively. The total amounts for such employee benefits were approximately US$0.04 million and US$0.05 million for the three months ended September 30, 2023 and 2022, respectively.

17.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of September 30, 2023, 55% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 45% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the nine and three months ended September 30, 2023 and 2022, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F

Nine Months Ended September 30, 2023
Revenues, customer concentration risk	*	*	*	*	*	11%

Three Months Ended September 30, 2023
Revenues, customer concentration risk	-	*	*	*	*	11%

Nine Months Ended September 30, 2022
Revenues, customer concentration risk	*	*	*	*	*	*

Three Months Ended September 30, 2022
Revenues, customer concentration risk	*	*	*	*	*	10%

As of September 30, 2023
Accounts receivable, customer concentration risk	*	11%	17%	44%	17%	-

As of December 31, 2022
Accounts receivable, customer concentration risk	16%	33%	24%	16%	*	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the nine and three months ended September 30, 2023 and 2022, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D

Nine Months Ended September 30, 2023
Cost of revenues, supplier concentration risk	65%	20%	*	-

Three Months Ended September 30, 2023
Cost of revenues, supplier concentration risk	49%	32%	*	-

Nine Months Ended September 30, 2022
Cost of revenues, supplier concentration risk	*	-	27%	53%

Three Months Ended September 30, 2022
Cost of revenues, supplier concentration risk	14%	-	13%	63%

* Less than 10%.

- No transaction incurred for the reporting period.

18.	Commitments and contingencies

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

In August 2023, the Company obtained a 9% equity interest in Fu Meng Hui, through subscription of a RMB0.45 million (approximately US$0.06 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2050.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2023 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	25,242	-	75	-	-	25,317
Cost of revenues	25,116	-	630	-	-	25,746
Total operating expenses	1,063	11	-	2,751 (1)	-	3,825
Depreciation and amortization expense included in cost of revenues and total operating expenses	274	-	630	62	-	966
Operating loss	(937)	(11)	(555)	(2,751)	-	(4,254)

Change in fair value of warrant liabilities	-	-	-	185	-	185

Net loss	(961)	(6)	(556)	(2,543)	-	(4,066)

Total assets-September 30, 2023	9,474	142	1,051	36,525	(32,413)	14,779
Total assets-December 31, 2022	10,385	156	1,682	39,136	(31,701)	19,658

(1)	Including approximately US$0.10 million share-based compensation expenses.

Three Months Ended September 30, 2023 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	9,156	-	25	-	-	9,181
Cost of revenues	8,975	-	210	-	-	9,185
Total operating expenses	380	2	-	1,220 (1)	-	1,602
Depreciation and amortization expense included in cost of revenues and total operating expenses	90	-	210	21	-	321
Operating loss	(199)	(2)	(185)	(1,220)	-	(1,606)

Change in fair value of warrant liabilities	-	-	-	13	-	13

Net loss	(211)	(1)	(185)	(1,123)	-	(1,520)

(1) Including approximately US$0.01 million share-based compensation expenses.

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

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(4,066)	$(5,271)	$(1,520)	$(2,840)

Weighted average number of common shares outstanding -Basic and diluted	7,191,649	7,123,411	7,204,506	7,174,506

Loss per share-Basic and diluted	$(0.57)	$(0.74)	$(0.21)	$(0.40)

For the nine and three months ended September 30, 2023 and 2022, the diluted loss per share calculation did not include any outstanding warrants to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

21.	Share-based compensation expenses

In  April 2023, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued 0.03 million fully-vested shares of the Company’s restricted common stock to one of its independent directors in exchange for his service to the Company for the year ending  December 31, 2023. These shares were valued at US$1.65 per share, the closing bid price of the Company’s common stock on the grant date. Total compensation expenses amortized for the nine and three months ended  September 30, 2023 was approximately US$0.04 million and US$0.02 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2022, the Company granted and issued 0.08 million fully-vested and non-forfeitable shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a 12-month period until May 2023. The Company valued these shares at US$1.75 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.14 million as a prepayment asset in prepayment and deposit to suppliers account upon the grant and issuance of these shares. Total compensation expenses amortized for the nine and three months ended  September 30, 2023 was approximately US$0.06 million and US$nil, respectively. Total compensation expenses amortized for the nine and three months ended September 30, 2022 was approximately US$0.05 million and US$0.04 million, respectively.

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

The table below summarized share-based compensation expenses recorded for the nine and three months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-	-	-
General and administrative expenses	95	135	12	51
Research and development expenses	-	-	-	-
Total	95	135	12	51

The aggregate unrecognized share-based compensation expenses as of September 30, 2023 was approximately US$0.01 million, which will be recognized for the year ending December 31, 2023.

22.	Subsequent events

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

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements services on our web portals, provision of ecommerce O2O advertising and marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients. Beginning in early 2022, we introduced our SaaS services to customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 4 “Summary of significant accounting policies” to our audited financial statements in our 2022 Form 10-K.

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

A.         RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	25,317	21,813	9,181	7,216
Cost of revenues	25,746	21,811	9,185	7,267
Gross (loss)/ profit	(429)	2	(4)	(51)

Operating expenses
Sales and marketing expenses	148	219	55	72
General and administrative expenses	3,659	5,697	1,547	1,651
Research and development expenses	18	181	-	57
Total operating expenses	3,825	6,097	1,602	1,780

Loss from operations	(4,254)	(6,095)	(1,606)	(1,831)

Other income/(expenses)
Interest income	230	96	79	21
Other expenses, net	(20)	(33)	(6)	(5)
Impairment of long-term investments	(207)	-	2	-
Change in fair value of warrant liabilities	185	759	13	(1,023)
Total other income/(expenses)	188	822	88	(1,007)

Loss before income tax benefit/(expense)	(4,066)	(5,273)	(1,518)	(2,838)
Income tax benefit/(expense)	-	2	(2)	(2)
Net loss	$(4,066)	$(5,271)	$(1,520)	$(2,840)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Nine Months Ended September 30,
	2023		2022
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$427	1.7%	$3,208	14.7%
-Distribution of the right to use search engine marketing service	24,815	98.0%	18,605	85.3%
Internet advertising and related services	25,242	99.7%	21,813	100%
Blockchain-based SaaS services	75	0.3%	-	-
Total	$25,317	100%	$21,813	100%

	Three Months Ended September 30,
	2023		2022
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$145	1.6%	$980	13.6%
-Distribution of the right to use search engine marketing service	9,011	98.1%	6,236	86.4%
Internet advertising and related services	9,156	99.7%	7,216	100%
Blockchain-based SaaS services	25	0.3%	-	-
Total	$9,181	100%	$7,216	100%

Total Revenues: Our total revenues increased to US$25.32 million and US$9.18 million for the nine and three months ended September 30, 2023, respectively, from US$21.81 million and US$7.22 million for the same periods last year, respectively, which was primarily due to the increase in our main stream service revenues, i.e., distribution of the right to use search engine marketing services.

●

Internet advertising revenues for the nine and three months ended September 30, 2023 was approximately US$0.43 million and US$0.15 million, respectively, compared with US$3.21 million and US$0.98 million for the nine and three months ended September 30, 2022, respectively. The decline in service revenues from this business category was primarily attributable to the following reasons: (1) the past three-year COVID-19 pandemic in China has induced significant economic uncertainties and heightened pandemic-related concerns and fears among small and medium business owners’. Consequently, this substantially affected the advertising investment budgets of our clients. As a result, our clients continued tightening their advertising and marketing expenditure through traditional ad portals. They shifted their focus more on singular, cost-effective advertising channels, such as search engine marketing, which provides customers with direct internet traffic flow through clicks. Consequently,  a portion of our clients’ ad consumption shifted from our ad portal placement services to our search engine marketing service; and (2) the emergence of the App era, characterized by an increase in short-form video applications and platform-based advertising channels like Douyin and Kuaishou, which offer unique competitive advantages, has also led a diversion of advertisements  and a reduction in revenue on our traditional ad portals to some extent. We will continue to closely monitor our clients’ needs in this business category and adjust our operational strategy accordingly.

●	Revenue generated from distribution of the right to use search engine marketing service for the nine and three months ended September 30, 2023 was approximately US$24.82 million and US$9.01 million, respectively, compared with approximately US$18.61 million and US$6.24 million for the nine and three months ended September 30, 2022, respectively. The increase in service revenues from this business category was primarily attributable to the following reasons: (1) during the first nine months of fiscal 2022, there was a resurgence of severe COVID-19 cases in many provinces and major cities in China, including Shanghai and Shenzhen. This led to extensive regional quarantine and business shutdown, adversely impacting the business performance of our main stream service revenues for the nine and three months ended September 30, 2022. However, in fiscal 2023, as the peak of the COVID-19 infection wave receded during the first fiscal quarter, business activities and performance gradually returned to normal in the second fiscal quarter; and (2) as discussed above, due to pandemic-related concerns and fears and the economic downturn following the pandemic, some of our clients shifted their advertising consumption from our ad portal placement services to our search engine marketing service. The transition provided them with direct internet traffic flow through clicks.

●	For the nine and three months ended September 30, 2023, we generated an approximately US$0.08 million and US$0.03 million Blockchain-based platform subscription fee revenues, respectively.

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

	Nine Months Ended September 30,
	2023			2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$427	$350	18%	$3,208	$2,871	11%
-Distribution of the right to use search engine marketing service	24,815	24,766	0.2%	18,605	18,940	-2%
Internet advertising and related services	25,242	25,116	0.5%	21,813	21,811	0.01%
Blockchain-based SaaS services	75	630	-740%	-	-	-
Total	$25,317	$25,746	-2%	$21,813	$21,811	0.01%

	Three Months Ended September 30,
	2023			2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$145	$116	20%	$980	$833	15%
-Distribution of the right to use search engine marketing service	9,011	8,859	2%	6,236	6,434	-3%
Internet advertising and related services	9,156	8,975	2%	7,216	7,267	-0.7%
Blockchain-based SaaS services	25	210	-740%	-	-	-
Total	$9,181	$9,185	-0.04%	$7,216	$7,267	-0.7%

Cost of revenues: Our total cost of revenues increased to US$25.75 million and US$9.19 million for the nine and three months ended September 30, 2023, respectively, from US$21.81 million and US$7.27 million for the nine and three months ended September 30, 2022, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, amortization of software platform development cost and other direct costs associated with providing our services. The increase in our total cost of revenues for the nine and three months ended September 30, 2023 was primarily due to the increase in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines during the periods, which was in line with the increase in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the nine and three months ended September 30, 2023, our total cost of revenues for Internet advertising and data service was approximately US$0.35 million and US$0.12 million, respectively, compared with approximately US$2.87 million and US$0.83 million for the nine and three months ended September 30, 2022, respectively. The gross margin rate of our Internet advertising and data service was 18% and 20% for the nine and three months ended September 30, 2023, compared with 11% and 15% for the nine and three months ended September 30, 2022, respectively. Due to continuous decline in service revenues from this business category, we scaled down our investments for internet traffic flow on our ad portals, and, as a result, we anticipate an increase in gross margin rate of this business category in fiscal 2023, compared with that in fiscal 2022.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resources consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines and/or their delegated agencies in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resources in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the nine and three months ended September 30, 2023, our total cost of revenues for distribution of the right to use search engine marketing service was US$24.77 million and US$8.86 million, respectively, compared with US$18.94 million and US$6.43 million for the same periods last year, respectively. The increase in cost of revenues for the nine and three months ended September 30, 2023 was in line with the increase in revenues from this business category. Gross margin rate of this business category was 0.2% and 2% for the nine and three months ended September 30, 2023, respectively, compared with -2% and -3% gross margin rate incurred for the same periods last year, respectively.

●

For the nine months and three months ended September 30, 2023, cost for our Blockchain-based SaaS services was approximately US$0.63 million and US$0.21 million, respectively, which represented the amortized cost of our self-developed BIF platform.

Gross (loss)/profit

As a result of the foregoing, for the nine months ended September 30, 2023, we incurred a gross loss of approximately US$0.43 million, compared with a gross profit of approximately US$0.002 million for the nine months ended September 30, 2022. For the three months ended September 30, 2023, we incurred an approximately US$0.004 million gross loss, compared with a gross loss of approximately US$0.05 million for the three months ended September 30, 2022. Our overall gross margin was -2% and -0.04% for the nine and three months ended September 30, 2023, respectively, compared with 0.01% and -0.7% for the same periods last year, respectively. For the nine and three months ended September 30, 2023, the gross margin rate of our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, improved to 0.2% and 2%, respectively, compared with the -2% and -3% gross margin rate for the same periods last year respectively.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2023		2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$25,317	100%	$21,813	100%
Gross (loss)/ profit	(429)	-2%	2	0.01%

Sales and marketing expenses	148	1%	219	1%
General and administrative expenses	3,659	14%	5,697	26%
Research and development expenses	18	-	181	1%
Total operating expenses	$3,825	15%	$6,097	28%

	Three Months Ended September 30,
	2023		2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$9,181	100%	$7,216	100%
Gross loss	(4)	-0.04%	(51)	-0.7%

Sales and marketing expenses	55	1%	72	1%
General and administrative expenses	1,547	16%	1,651	23%
Research and development expenses	-	-	57	1%
Total operating expenses	$1,602	17%	$1,780	25%

Operating Expenses: Our total operating expenses was approximately US$3.83 million and US$1.60 million for the nine and three months ended September 30, 2023, respectively, compared with approximately US$6.10 million and US$1.78 million for the nine and three months ended September 30, 2022, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.15 million and US$0.06 million for the nine and three months ended September 30, 2023, respectively, compared with approximately US$0.22 million and US$0.07 million for the nine and three months ended September 30, 2022, respectively. Our sales and marketing expenses primarily consist of staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues. For the nine and three months ended September 30, 2023, the decrease in our sales and marketing expenses was primarily due to the gradual downsize of the sales team in our Hubei office during the periods, as part of management’s cost reduction plan in fiscal 2023.

●

General and administrative expenses: General and administrative expenses was US$3.66 million and US$1.55 million for the nine and three months ended September 30, 2023, respectively, compared with US$5.70 million and US$1.65 million for the nine and three months ended September 30, 2022, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the nine months ended September 30, 2023, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$0.04 million, due to less shares of the Company’s restricted common stock that were granted and issued to management and employees in the first nine months of 2022, compared with shares that were granted and issued in the same period last year; (2) the increase in allowance for expected credit losses of approximately US$0.40 million; (3) the decrease in amortization of administrative assets of approximately US$1.33 million, primarily due to impairment loss recognized against intangible assets by the end of fiscal 2022; and (4) the decrease in other general administrative expenses of approximately US$1.07 million, as a result of the cost reduction plan executed by the management. For the three months ended September 30, 2023, the changes in our general and administrative expenses was primarily attributable to the following reasons: (1) the decrease in amortization of administrative assets of approximately US$0.44 million, primarily due to impairment loss recognized against intangible assets by the end of fiscal 2022; (2) the decrease in other general administrative expenses of approximately US$0.55 million, as a result of the cost reduction plan executed by management; and (3) the increase in allowance for expected credit losses of approximately US$0.89 million, respectively.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$4.25 million and US$6.10 million for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, we incurred a loss from operations of approximately US$1.61 million and US$1.83 million, respectively.

Interest Income: For the nine and three months ended September 30, 2023, interest income recognized were primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Impairment on long-term investments: For the nine months ended September 30, 2023, we recognized an approximately US$0.21 million impairment loss on long-term investments, which was related to our cash investments in one of our unconsolidated investee entities whose business activities had become dormant.

Change in fair value of warrant liabilities: We issued warrants in financing activities. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of these warrant liabilities of approximately US$0.19 million and US$0.76 million was recorded for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, we incurred a gain of change in fair value of warrant liabilities of approximately US$0.01 million, compared with a loss of change in fair value of warrant liabilities of approximately US$1.02 million for the three months ended September 30, 2022.

Loss before income tax benefit/(expense): As a result of the foregoing, our loss before income tax benefit was approximately US$4.07 million and US$5.27 million for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, we incurred an approximately US$1.52 million loss before income tax expense, compared with an approximately US$2.84 million loss before income tax expense for the three months ended September 30, 2022.

Income Tax benefit/(expense): For the three months ended September 30, 2023, we recognized an approximately US$0.002 million income tax expense in relation to the net operating income generated by one of our operating VIEs, which resulted in a decrease in deferred tax assets recognized in previous reporting periods. For the nine months and three months ended September 30, 2022, we recognized an approximately US$0.002 million income tax benefit and US$0.002 million income tax expense in relation to the net operating loss and the net operating income incurred by the same one of our operating VIEs for the respective periods.

Net loss: As a result of the foregoing, for the nine months ended September 30, 2023 and 2022, we incurred a total net loss of approximately US$4.07 million and US$5.27 million, respectively. For the three months ended September 30, 2023, we recognized a net loss of approximately US$1.52 million, compared with a net loss of approximately US$2.84 million for the three months ended September 30, 2022.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of September 30, 2023 and December 31, 2022, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$13.52 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Nine Months Ended September 30, 2023 and 2022

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023, we had cash and cash equivalents of approximately US$1.31 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	Amounts in thousands of US dollars

Net cash used in operating activities	$(1,536)	$(4,409)
Net cash used in investing activities	(1,499)	(479)
Net cash provided by financing activities	-	-
Effect of foreign currency exchange rate changes	(42)	(131)
Net decrease in cash and cash equivalents	$(3,077)	$(5,019)

Net cash used in operating activities

 For the nine months ended September 30, 2023, our net cash used in operating activities of approximately US$1.54 million were primarily attributable to:

(1)

net loss excluding approximately US$0.97 million of non-cash expenses of depreciation and amortizations; approximately US$0.31 million amortization of operating lease right-of-use assets, approximately US$0.10 million share-based compensation; approximately US$0.19 million gain from change in fair value of warrant liabilities, approximately US$1.35 million allowance for credit losses, approximately US$0.01million loss on disposal of fixed assets and approximately US$0.23 million non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$1.55 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable decreased by approximately US$0.66 million, primarily due to collection from two major clients during the period; and

-	advance from customers increased by approximately US$0.43 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers increased by approximately US$0.39 million;

-	account payables decreased by approximately US$0.003 million;

-	the other current liabilities and taxes payables decreased by approximately US$0.08 million; and

-	accruals, operating lease liabilities and short-term lease payment payables decreased by approximately US$0.60 million in the aggregate, due to settle of these operating liabilities during the period.

 For the nine months ended September 30, 2022, our net cash used in operating activities of approximately US$4.41 million were primarily attributable to:

(1)

net loss excluding approximately US$1.66 million of non-cash expenses of depreciation and amortizations; approximately US$0.24 million amortization of operating lease right-of-use assets, approximately US$0.14 million share-based compensation; approximately US$0.76 million gain from change in fair value of warrant liabilities, approximately US$0.95 million allowance for doubtful accounts, approximately US$0.002 million deferred tax benefit, and approximately US$0.09 million non-operating income.

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

Net cash used in investing activities

For the nine months ended September 30, 2023, (1) we provided to an unrelated party a short-term loan of US$2.0 million. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, we extended the term of this loan for a six-month period to January 18, 2024; (2) we collected an US$0.10 million short-term loan, which was provided to another unrelated party in April 2022; (3) we received a total interest income of approximately US$0.07 million, which was attributable to short-term loans we provided to unrelated parties in previous periods; (4) we made an additional investment of approximately US$0.04 million to one of our unconsolidated investee entities; (5) we received an approximately US$0.43 million proceeds from the disposal of our equity interest in another unconsolidated investee entity to an unrelated party; and (6) we made an deposit of approximately US0.05 million for equipment purchase. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.50 million for the nine months ended September 30, 2023.

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

Net cash provided by financing activities

For the nine months ended September 30, 2023 and 2022, no cash was provided by or used in financing activities.

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

Currently, we do not have sufficient cash or commitments for financing to sustain our operation for the twelve months from the issuance date of these financial statements. We plan to optimize our internet resources cost investment strategy to improve the gross profit margin of our core business and to further strengthen the accounts receivables collection management and negotiate with major suppliers for more favorable payment terms, all of which will help to substantially increase the cash flows from operations. In addition, to further improve our liquidity, we plan to reduce our operating costs through optimizing the personnel structure among different offices, and reduce our office leasing spaces, if needed. Beginning in early 2022, we introduced our SaaS services to customers. Our SaaS services are provided based on technologies of our self-developed Blockchain Integrated Framework (“BIF”) platform. Our BIF platform enable our clients to utilize the BIF platform as an enterprise management software to record, share and storage operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their IPs and certificates. While the COVID-19 epidemic and the associated long-time quarantine and business shutdown measures throughout fiscal 2022 adversely affected our SaaS services promotion, and revenues from the new SaaS services business and our profitability have not met our expectations, we still expect these services business to generate positive cash flow and help to improve liquidity since they rely on technologies of our self-developed software platform, thus reducing the need for substantial cash outflow to other third-party service providers. In July 2023, we established a new majority-owned subsidiary, ChinaNet Yun Chuang, to expand into the livestream operation industry, with expectations of generating operating profits and additional cash inflow from providing online-content production, distribution, promotion, and live streamer training and management services in the next 12 months.

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

If we fail to achieve these goals, we may need additional financing to execute our business plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The unaudited condensed consolidated financial statements as of September 30, 2023 have been prepared under the assumption that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. Our ability to continue as a going concern is dependent upon our uncertain ability to increase gross profit margin and reduce operating loss from our core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of September 30, 2023 do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on the financial statements.

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

In August 2023, the Company obtained a 9% equity interest in Fu Meng Hui through subscription of a RMB0.45 million (approximately US$0.06 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2050.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During our fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: November 20, 2023	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)