Form 10-K
period 2023-12-31
ZW Data Action Technologies Inc.
filed 2024-06-28
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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
Yes ☐   No ☒

The aggregate market value of 5,911,805 shares of common equity stock held by non-affiliates of the Registrant was approximately $7,507,992 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.27 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of June 28, 2024 was 7,204,506.

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

However, on February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and a series of associated regulatory guidelines (collectively, the “Filing Rules”), which came into effect on March 31, 2023. In accordance with the Filing Rules, both direct listing and indirect listing activities of China based enterprises become subject to a unified filing requirement with the CSRC. In addition, an overseas listed company must also submit the filing with respect to its follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities, within a specific time frame required by the Filing Rules. Therefore, we will be required to file with the CSRC for our overseas offering of equity and equity linked securities in the future within the applicable scope of the Filing Rules. For more detailed information, see “Item 1A. Risk Factors—Risks Associated With Doing Business in China—The approval of and the filing with the CSRC or other PRC government authorities may be required in connection with our future offshore offerings under PRC law, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.”

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

For the year ended December 31, 2023, ZW Data Action Technologies Inc., did not transfer any cash to its operating subsidiaries. One of the Company’s subsidiaries paid US$0.79 million operating expenses in cash on behalf of the Company to service providers, as a repayment of shareholder loans provided by the Company to this subsidiary in previous years.

For the year ended December 31, 2022, one of ZW Data Action Technologies Inc.’s subsidiaries paid US$0.48 million operating expenses in cash on behalf of ZW Data Action Technologies Inc. to the service providers, as a repayment of shareholder loans provided by ZW Data Action Technologies Inc. to this subsidiary in previous years. For the years ended December 31, 2023 and 2022, our operating subsidiaries transferred US$0.55 million and US$0.34 million cash to the consolidated VIEs in form of loans, respectively.

Our VIEs may transfer cash to our wholly foreign-owned enterprises (“WFOEs”) by paying service fees according to the exclusive business cooperation agreements. For the years ended December 31, 2023 and 2022, our VIEs did not pay any service fees to our WFOEs under the exclusive business cooperation agreements.

For the years ended December 31, 2023 and 2022, no dividends or distributions were made to ZW Data Action Technologies Inc. by our subsidiaries. Under PRC laws and regulations, our PRC subsidiaries and VIEs are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to us. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or the SAFE. The total restricted net assets of our PRC subsidiaries and VIEs were approximately US$13.41 million and US$13.31 million as of December 31, 2023 and 2022, respectively. Furthermore, cash transfers from our PRC subsidiaries to entities outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiaries and VIEs to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. For risks relating to the fund flows of our operations in China, see “Item 1A. Risk Factors—Risks Associated With Doing Business in China—Any limitation on the ability of our PRC subsidiaries and VIEs to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to conduct our business or our financial condition.”

For the years ended December 31, 2023 and 2022, no assets other than cash were transferred through our organization.

ZW Data Action Technologies Inc. has not declared or paid any cash dividends, nor does it have any present plan to pay any cash dividends on its common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend.”

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

●	We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

●	Privacy and data security concerns, laws, or other regulations could expose us to liability or impair our operations.

●	The occurrence of security breaches and cyber-attacks could negatively impact our business.

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

We generated total revenues of US$30.59 million for the year ended December 31, 2023, compared with US$26.24 million in 2022. Net loss attributable to our stockholders was US$5.97 million and US$9.79 million for the years ended December 31, 2023 and 2022, respectively.

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

From early 2022, we started to introduce our blockchain-based SaaS services to our clients, which were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. However, in fiscal 2022, we experienced another round of severe COVID-19 pandemic of the Omicron variant with unexpected long quarantine and business shutdown measures incurred throughout the year, which in return seriously impacted the promotion of our new SaaS services. To adapt to the economic change and alleviate the impact of COVID-19 epidemic control measures, we modified our short-term tactics of SaaS services into a more SMEs-friendly way, for example, we introduced a more flexible payment method of pay per generation of NFT. For the year ended December 31, 2023, we generated an approximately US$0.08 million revenues from this new SaaS services.

During fiscal 2023, we further developed our core business, i.e., our Internet advertising and related data service business and broadened and diversified our online marketing channels for customers, reinforced our industry competitive advantages and secured our client base, and continued to develop and optimize the functions of our blockchain-based applications, and to market and promote our SaaS services to our SME clients.

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

Nasdaq Deficiencies

On April 17, 2024, we received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that due to our failure (the “Initial Delinquent Filing”) to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), with the Securities and Exchange Commission (the “SEC”), we are not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires the timely filing of all required periodic reports with the SEC. The Company received a delinquency notification letter (the “Notice”) from the Nasdaq on May 17, 2024 due to the Company’s non-compliance with the Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”). The Notice states that the Company has until June 17, 2024, or 60 days from the Initial Notice, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company submitted a plan of compliance. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to October 14, 2024, or 180 days from the due date of the Initial Delinquent Filing, for filing the Initial Delinquent Filing and Form 10-Q to regain compliance. If the Company fails to timely regain compliance with the Rule, the Company’s common stock will be subject to delisting from Nasdaq.

On November 1, 2023, we received a notice (the “November Notice”) from Nasdaq indicating that its common stock, failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the November Notice. The Nasdaq rules provided the Company a compliance period of 180 calendar days from the Notice, or until April 29, 2024, to regain compliance with Rule 5550(a)(2). On May 1, 2024, we received another notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until October 28, 2024, to regain compliance. According to the Second Notice from Nasdaq, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day compliance period, the closing bid price of the Common Stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance. If compliance cannot be demonstrated by October 28, 2024, Nasdaq will provide written notification that the Common Stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

Our Subsidiaries, Variable Interest Entities (VIEs) and Ownership Interest Investment Affiliates

As of December 31, 2023, our corporate structure is set forth below:

ZW Data Action Technologies Inc. (Nevada)
100%
China Net Online Media Group Limited (BVI)
100%
CNET Online Technology Co. Limited (Hong Kong)
100%
ChinaNet Investment Holding Ltd. (BVI)
100%
Grandon Investments Limited (BVI)
15.38%
New Business Holdings Limited (BVI)
100%
Overseas
PRC
Rise King Century Technology Development (Beijing) Co., Ltd. (PRC)
VIE
VIE
Beijing CNET Online Advertising Co., Ltd. (PRC)
Business Opportunity Online (Beijing) Network Technology Co., Ltd. (PRC)
100%
ChinaNet Online Holdings Co., Ltd. (PRC)
100%
ChinaNet Online (Guangdong) Holdings Co., Ltd. (PRC)
9.09%
Shenzhen Global Best Products Import & Export Co., Ltd. (PRC)
100%
Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (PRC)
100%
ChinaNet Online (Guangdong) Technology Co., Ltd. (PRC)
100%
Business Opportunity Online (Hubei) Network Technology Co., Ltd. (PRC)
19%
Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (PRC)*
9%
Guangzhou Yuan Qi Man Man Technology Co., Ltd. (PRC)*
9.9%
Guangdong Yong Fu Xiang Health Management Co., Ltd. (PRC)
51%
ChinaNet Yun Chuang (Guangzhou) Media Technology Co., Ltd. (PRC)
9.9%
Wuhan Ju Liang Media Co., Ltd. (PRC)
9%
Fu Meng Hui (Guangzhou) Management Consulting Co., Ltd. (PRC)

*Subsequently deregistered in Q1 2024.

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

As of December 31, 2023, besides China Net BVI, China Net HK and Rise King WFOE, as discussed above, we have five other indirectly wholly-owned subsidiaries, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), Grandon Investments Limited, a British Virgin Islands company (“Grandon BVI”), ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online Holdings”) and ChinaNet Online (Guangdong) Holdings Co., Ltd., a PRC company (“ChinaNet Online Guangdong Holdings”).

Grandon BVI obtained a 15.38% equity interest in New Business Holdings Limited (“New Business BVI”) in fiscal 2021, for jointly developing blockchain, key opinion leader and e-sports platform and jointly operating IP data for e-sports and games with strategic partners. ChinaNet Online Guangdong Holdings beneficially owns a 9.09% equity interest in Shenzhen Global Best Products Import & Export Co., Ltd. (“Global Best Products”), respectively. Global Best Products is primarily operating an online marketplace for health products retailing. The Business activities of Global Best Products are currently dormant.

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

As of December 31, 2023, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries in the PRC: Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), and ChinaNet Online (Guandong) Technology Co., Ltd. (“ChinaNet Online Guangdong Technology”). As of December 31, 2023, Business Opportunity has the following majority-owned subsidiary with 51% equity interest: ChinaNet Yun Chuang (Guangzhou) Media Technology Co., Ltd. (“ChinaNet Yun Chuang). Except for ChinaNet Online Guangdong Technology, which entity is primarily focuses on developing and operating blockchain technology-based products and services, all other Business Opportunity Online’s wholly-owned subsidiaries are engaged in providing Internet advertising, precision marketing and related data service to the SMEs.

As of December 31, 2023, through our operating VIEs, we also beneficially own a 19% equity interest in Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”), a 9% equity interest in Guangzhou Yuan Qi Man Man Technology Co., Ltd. (“Yuan Qi Man Man”), a 9% equity interest in Fu Meng Hui (Guangzhou) Management Consulting Co., Ltd. (“Fu Meng Hui”), a 9.9% equity interest in Guangdong Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”) and a 9.9% equity interest in Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang"), respectively. Business Opportunity Chain Guangzhou is primarily engaged in the development of livestream platform-based business promotion service and franchise consultancy service, Yuan Qi Man Man is primarily engaged in providing franchise consultancy and marketing services, Fu Meng Hui is primarily engaged in providing cross border online market place consulting services, Yong Fu Xiang is primarily engaged in providing health care consultancy and health management services, and Wuhan Ju Liang is primarily engaged in providing livestream operations services.

Industry and Market Overview

Overview of the Advertising Market in China

According to the “2024 Global Ad spend forecasts” published by Dentsu International in December 2023, the global advertising spending is expected to reach US$752.8 billion in 2024, with an estimated growth rate of 4.6% year-over-year. The advertising market in 2024 is expected to retain a positive trajectory in all regions. Advertising spending in the Asia Pacific is expected to grow by 4.0% year-over-year to US$240.9 billion in 2024. Looking ahead to 2025, Dentsu expects the global advertising market to pick up pace to increase by 4.2% year-over-year to US$784.6 billion

China’s advertising market is slowing in step with its economy and was also adversely affected by a challenging macroeconomic environment. However, China’s advertising market still remains one of the key drivers of global growth of advertising. Dentsu International forecasts that China’s total advertising spending will reach US$125.1 billion with a 4.7% year-over-year growth in 2024 and is expected to grow by 4.4% in 2025. Digital Ad continues to grow in market share, projected to reach 80% in 2024.

The growth of China’s advertising market is driven by a number of factors, including the sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in terms of gross domestic product (“GDP”), which amounted to US$17.52 trillion in 2023, with a year-over-year growth of 5.2%. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB51,821 in 2023, with a growth of 5.1%, after adjusted by the price factors.

Overview of the Internet Advertising Industry

According to the “2024 Global Ad spend forecasts” published by Dentsu International in December 2023, global ad-spending growth continues to be dominated by digital channels, which reached US$415.5 billion and achieved 57.7% of the total ad-spend in 2023, and is expected to further increase to 58.8% and 59.9% of the total ad-spending in 2024 and 2025, respectively.

In China, the Internet advertising market growth is expected to stem primarily from a higher internet penetration rate of 77.5% by the end of December 2023. Total internet users reached approximately 1.09 billion  people by the end of December 2023, increased by approximately 24.8 million people when compared to December 2022. (According to the 53rd China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”) in March 2024). According to the 53rd CNNIC report, as of December 2023, the mobile internet user reached to 1,091 million people, compared with 1,065 million people as of December 2022, which accounted for 99.9% of the total internet users as of December 2023, compared with 99.8% as of December 2022.

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

For the year ended December 31, 2023, we had 634 clients who used our Internet advertising, marketing and data services, compared with 760 clients for the year ended December 31, 2022. We achieved US$30.51 million and US$25.8 million of Internet advertising, precision marketing and related data and technical services revenues for the years ended December 31, 2023 and 2022, respectively, which accounted for 99.8% and 98.4% of our total revenues for the years ended December 31, 2023 and 2022, respectively. The overall gross profit margin of this business segment increased to 1.1% for the year ended December 31, 2023 from -1% for the year ended December 31, 2022. The increase in performance of this business segment resulted from the recovery of the general economy in the PRC from the lifting of COVID-19 related restrictions. This in turn improved the advertising investment budgets and advertising service demands of our SME clients

Blockchain-based SaaS services

From early 2022, we started to introduce our blockchain-based SaaS services to our customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. For the year ended December 31, 2023, we generated an approximately US$0.08 million revenue from this business segment.

Sales and Marketing

For the year ended December 31, 2023, we derived 99.8% of total net revenues from our Internet advertising and the provision of related data and technical services, compared with 98.4% for the year ended December 31, 2022.

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

Suppliers

Our suppliers are major search engines and/or their authorized agents, Internet gateways, other advertising resources suppliers and technical service providers. For the year ended December 31, 2023, internet advertising resources purchased from two of our largest suppliers counted for approximately 82% of our total cost of revenues, in the aggregate, compared with approximately 77% from one of our largest suppliers for the year ended December 31, 2022.

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

Intellectual Property

As of December 31, 2023, we had thirty-one software copyright certificates issued by the State Copyright Office of the PRC, including, but not limited to, software systems covering monitor and management platforms on Internet advertising effects, analysis systems on Internet traffic statistics and Internet user behavior, analysis systems on log-based visit hotspot and browsing trails, analysis systems on mobile advertising platform, Customer Relationship Management (CRM) system, cloud-compute technology and blockchain technology.

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

Human Capital Resources

Employees Profiles

As of December 31, 2023, we had 50 full-time employees, 10 of whom are in sales and marketing, 12 of whom are in operations and support, 26 of whom are in management and administration and 2 of whom are in technology support and R&D.

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

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics in China, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce. We may experience a decrease in revenue due to disease outbreaks, epidemics or pandemics. Disease outbreaks, epidemics or pandemics can affect a significant number of our workforce employed in our operations, and as a result may cause slow resumption of operations and we may experience delays or the inability to delivery our service on a timely basis. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak.

Although the COVID-19 outbreak had been largely under control within China, and the PRC government ended its three-year zero-COVID policy in late 2022 with most of the travel restrictions and quarantine requirements lifted accordingly, the severe and negative impact of COVID-19 from 2020 through 2022 made economic recovery challenging in 2023. While revenues increased in 2023, our customers continue to face a challenging macroeconomic environment in their respective industries and in the general economy, in part due to the significant adverse impact of the COVID-19 pandemic. The challenging macroeconomic environment in the PRC could cause decreases or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues which will have a material adverse impact on our business, results of operations and financial condition in the short run. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could also negatively impact our results of operations.

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

The occurrence of security breaches and cyber-attacks could negatively impact our business.

Information technology systems are important to our business and operations. We are subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers’ cybersecurity measures and may give rise to a cybersecurity incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. The primary risks that could directly result from the occurrence of security breaches and cyber-attacks include operational interruption, financial losses, personal information leakage and non-compliance. The occurrence of such incidents could negatively impact our business operations and our relationships with customers and employees, and damage our reputation. If we or our third-party service providers are unable to avert security breaches and cyber-attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach, costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

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

Condensed Consolidating Schedules

The following tables presented the condensed consolidating schedules that depicted the financial position, cash flows and results of operations for our company, our consolidated subsidiaries, consolidated VIE, and any eliminating adjustments as of December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022, respectively. All amounts are presented in thousands of U.S. dollars.

	As of December 31, 2023
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$
Assets
Cash and cash equivalents	-	450	367	-	817
Accounts receivable, net	-	-	844	-	844
Prepayment and deposit to suppliers	-	2,763	2,005	(263)	4,505
Due from group companies	37,610	11,669	409	(49,688)	-
Other current assets	-	2,791	3	-	2,794
Long-term investments	-	794	-	-	794
Operating lease right-of-use assets	-	22	-	-	22
Property and equipment, net	-	76	139	-	215
Intangible assets, net	-	841	-	-	841
Long-term deposits and prepayments	-	-	-	-	-
Deferred tax assets, net	-	-	401	-	401
Total Assets	$37,610	$19,406	$4,168	$(49,951)	$11,233

Liabilities and Equity

Accounts payable	-	-	201	-	201
Advances from customers	-	-	1,106	(263)	843
Accrued payroll and other accruals	283	30	37	-	350
Taxes payable	-	639	2,555	-	3,194
Operating lease liabilities	-	24	-	-	24
Lease payment liabilities related to short-term leases	-	-	99	-	99
Due to group companies	233	34,018	15,437	(49,688)	-
Other current liabilities	75	23	46	-	144
Warrant liabilities	-	-	-	-	-
Operating lease liabilities-Non current	-	-	-	-	-
Long-term borrowing from a related party	-	124	-	-	124
Total Liabilities	591	34,858	19,481	(49,951)	4,979

Total stockholders’ equity	37,019	(15,452)	(15,313)	-	6,254

Total Liabilities and Equity	$37,610	$19,406	$4,168	$(49,951)	$11,233

	As of December 31, 2022
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$
Assets
Cash and cash equivalents	-	3,813	578	-	4,391
Accounts receivable, net	-	-	1,745	-	1,745
Prepayment and deposit to suppliers	66	2,825	2,020	(344)	4,567
Due from group companies	38,397	11,539	145	(50,081)	-
Other current assets	-	1,608	2	-	1,610
Long-term investments	-	1,431	165	-	1,596
Operating lease right-of-use assets	-	1,616	145	-	1,761
Property and equipment, net	-	136	113	-	249
Intangible assets, net	-	3,264	-	-	3,264
Long-term deposits and prepayments	-	69	-	-	69
Deferred tax assets, net	-	-	406	-	406
Total Assets	$38,463	$26,301	$5,319	$(50,425)	$19,658

Liabilities and Equity

Accounts payable	-	-	205	-	205
Advances from customers	-	224	859	(344)	739
Accrued payroll and other accruals	337	38	63	-	438
Taxes payable	-	646	2,602	-	3,248
Operating lease liabilities	-	202	145	-	347
Lease payment liabilities related to short-term leases	-	-	101	-	101
Due to group companies	242	34,542	15,297	(50,081)	-
Other current liabilities	75	53	309		437
Warrant liabilities	185	-	-	-	185
Operating lease liabilities-Non current	-	1,535	-	-	1,535
Long-term borrowing from a related party	-	126	-	-	126
Total Liabilities	839	37,366	19,581	(50,425)	7,361

Total stockholders’ equity	37,624	(11,065)	(14,262)	-	12,297

Total Liabilities and Equity	$38,463	$26,301	$5,319	$(50,425)	$19,658

	For the year ended December 31, 2023
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Revenues	-	219	30,437	(71)	30,585
Cost of revenues	-	1,005	30,087	(71)	31,021
Total operating expenses	849	3,390	1,361	(24)	5,576
Loss from operations	(849)	(4,176)	(1,011)	24	(6,012)
Other income/(expenses)	185	113	(238)	(24)	36
Income/(loss) before income tax benefit and noncontrolling interests	(664)	(4,063)	(1,249)	-	(5,976)
Income tax benefit	-	-	2	-	2
Net income/(loss)	(664)	(4,063)	(1,247)	-	(5,974)
Net income attributable to noncontrolling interests	-	-	-	-	-
Net income/(loss) attributable to ZW Data Action Technologies Inc.	(664)	(4,063)	(1,247)	-	(5,974)

	For the year ended December 31, 2022
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Revenues	-	2,048	25,454	(1,267)	26,235
Cost of revenues	-	2,097	25,599	(1,267)	26,429
Total operating expenses	808	7,000	3,133	(16)	10,925
Loss from operations	(808)	(7,049)	(3,278)	16	(11,119)
Other income/(expenses)	1,854	(166)	(347)	(16)	1,325
Income/(loss) before income tax benefit and noncontrolling interests	1,046	(7,215)	(3,625)	-	(9,794)
Income tax benefit	-	-	3	-	3
Net income/(loss)	1,046	(7,215)	(3,622)	-	(9,791)
Net income attributable to noncontrolling interests	-	-	-	-	-
Net income/(loss) attributable to ZW Data Action Technologies Inc.	$1,046	$(7,215)	$(3,622)	-	$(9,791)

	For the year ended December 31, 2023
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Net cash (used in)/provided by operating activities	(787)	(603)	(622)	-	(2,012)

Net cash provided by/(used in) investing activities	787	(1,956)	(135)	(233)	(1,537)

Net cash (used in)/provided by financing activities	-	(787)	554	233	-

Effect of exchange rate fluctuation	-	(17)	(8)	-	(25)

Net (decrease)/increase in cash and cash equivalents	-	(3,363)	(211)		(3,574)

Cash and cash equivalents, at beginning of the year	-	3,813	578	-	4,391
Cash and cash equivalents, at end of the year	$-	$450	$367	-	$817

	For the year ended December 31, 2022
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Net cash (used in)/provided by operating activities	(481)	(2,781)	73	-	(3,189)

Net cash provided by/(used in) investing activities	481	198	12	(139)	552

Net cash (used in)/provided by financing activities	-	(481)	342	139	-

Effect of exchange rate fluctuation	-	(115)	(30)		(145)

Net (decrease)/increase in cash and cash equivalents	-	(3,179)	397		(2,782)

Cash and cash equivalents, at beginning of the year	-	6,992	181	-	7,173
Cash and cash equivalents, at end of the year	$-	$3,813	$578	-	$4,391

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

On April 17, 2024, we received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that due to our failure (the “Initial Delinquent Filing”) to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), with the Securities and Exchange Commission (the “SEC”), we are not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires the timely filing of all required periodic reports with the SEC. The Company received a delinquency notification letter (the “Notice”) from the Nasdaq on May 17, 2024 due to the Company’s non-compliance with the Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”). The Notice states that the Company has until June 17, 2024, or 60 days from the Initial Notice, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company submitted a plan of compliance. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to October 14, 2024, or 180 days from the due date of the Initial Delinquent Filing, for filing the Initial Delinquent Filing and Form 10-Q to regain compliance. If the Company fails to timely regain compliance with the Rule, the Company’s common stock will be subject to delisting from Nasdaq.

On November 1, 2023, we received a notice (the “November Notice”) from Nasdaq indicating that its common stock, failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the November Notice. The Nasdaq rules provided the Company a compliance period of 180 calendar days from the Notice, or until April 29, 2024, to regain compliance with Rule 5550(a)(2). On May 1, 2024, we received another notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until October 28, 2024, to regain compliance. According to the Second Notice from Nasdaq, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day compliance period, the closing bid price of the Common Stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance. If compliance cannot be demonstrated by October 28, 2024, Nasdaq will provide written notification that the Common Stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

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

Our executive officers, directors, and principal stockholders hold approximately 17% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of June 27, 2024, the closing trade price of our Common Stock was $0.76 per share. As of June 28, 2024, we had approximately 607 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $0.70 per share and a high price of $5.65 per share.

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

We have warrants outstanding to purchase up to 594,168 shares of our Common Stock of which 594,168 warrants will expire on August 18, 2024. The exercise prices of these warrants range from $17.95 to $22.4375 per share, subject to adjustment in certain circumstances. Exercise of these warrants may cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of the shares of our Common Stock issuable upon exercise of these warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of these warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY.

We face risks associated with cybersecurity. For additional details on risks from cybersecurity threats, please refer to “Item 1A. Risk Factors - The occurrence of security breaches and cyber-attacks could negatively impact our business.” and “- Privacy and data security concerns, laws, or other regulations could expose us to liability or impair our operations..”

The purpose of our cybersecurity program is to assess, identify, manage and mitigate cybersecurity risk while supporting the achievement of our business objectives. Under our comprehensive risk management program, the Board of Directors of the Company maintains oversight of the most significant risks facing the Company, including cybersecurity risks, while senior management is responsible for the identification and prioritization of risks that are material to our business, corresponding risk-mitigation efforts and day-to-day management of our risk management program. The full Board of Directors retains oversight over management’s cybersecurity efforts. At least annually, and often more frequently, our Board of Directors receives cybersecurity briefings from senior executives, including, when appropriate, executives focused on cybersecurity matters.

Our companywide cybersecurity policy sets the framework for our approach to cybersecurity. Each business unit and our corporate headquarters designates individuals with appropriate qualifications and experience to be responsible for addressing cybersecurity matters, including assessing, identifying and managing risks from cybersecurity threats, with a direct reporting line to senior management. Under our approach to cybersecurity, each business unit designs and operates its own information and cybersecurity program tailored to its market, customer requirements, regulatory requirements and threats. Our cybersecurity policy and procedures are designed to ensure senior management receives timely and adequate information regarding cybersecurity matters, including threats and incident response, as appropriate to the matter. Our policies and procedures are also designed to oversee and identify material cybersecurity risks related to third-party vendors and service providers.

As part of our approach to cyber risk management, we regularly perform internal audits of internal processes and controls relating to cybersecurity. From time to time, as appropriate under our overall cybersecurity program, we engage third-party experts to support the assessment of cyber related risks, including to conduct cyber penetration testing.

To its knowledge, the Company has not experienced a material cybersecurity breach within the last three years, nor identified any risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations or financial condition.

ITEM 2	PROPERTIES

The following table summarizes the location of real property we currently lease.  We do not own any real property.

Item	Address

1	Room 1811, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC

2	Room B1003, 10th Floor, Tower B, No. 68 First Helong Road, Baiyun District, Guangzhou City, Guangdong Province, PRC

The property listed in Item 1 above is our principal executive office and is used by all of our business segments. The property listed in Item 2 is the office for our subsidiaries and operating VIEs in Guangzhou, Guangdong province, and is primarily used by all of our business segments.

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

Our Common Stock has been listed on the Nasdaq Capital Market under the symbol “CNET” since October 29, 2013. Prior to that time, from September 14, 2010 through October 28, 2013, our Common Stock was listed on Nasdaq Global Market under the symbol “CNET”. Prior to that time, from March 4, 2010 through September 13, 2010, our Common Stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that time, our Common Stock was quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EMZG”, until August 14, 2009, when our ticker symbol was change to “CHNT”.

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

Holders

As of June 28, 2024, there were 607 record holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation” for the aggregate information regarding our equity compensation plans in effect on December 31, 2023.

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2023, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

	As of December 31,
	2023	2022

Balance sheet items, except for equity accounts	7.0827	6.9646

	Year Ended December 31,
	2023	2022
Items in the statements of operations and comprehensive loss	7.0467	6.7261

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

A.         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year Ended December 31,
	2023	2022
	US$	US$

Revenues	$30,585	$26,235
Cost of revenues	31,021	26,429
Gross (loss)/profit	(436)	(194)

Operating expenses
Sales and marketing expenses	267	269
General and administrative expenses	4,061	8,304
Research and development expenses	17	229
Impairment on intangible assets	1,231	2,123
Total operating expenses	5,576	10,925
Loss from operations	(6,012)	(11,119)

Other income (expenses)
Change in fair value of warrant liabilities	185	1,854
Interest income	298	116
Impairment on long-term investments	(433)	(596)
Gain on disposal of subsidiaries	10	-
Other expense, net	(24)	(49)
Total other income	36	1,325

Loss before income tax benefit/(expense) and noncontrolling interests	(5,976)	(9,794)
Income tax benefit/(expense)	2	3
Net loss	(5,974)	(9,791)
Net income attributable to noncontrolling interests	-	-
Net loss attributable to ZW Data Action Technologies Inc.	$(5,974)	$(9,791)

Loss per share
Loss per common share
Basic and diluted	$(0.83)	$(1.37)

Weighted average number of common shares outstanding:
Basic and diluted	7,194,890	7,136,290

REVENUES

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Year Ended December 31,
	2023		2022
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$450	1.5%	$3,548	13.5%
-Distribution of the right to use search engine marketing service	30,060	98.3%	22,262	84.9%
Internet advertising and related services	30,510	99.8%	25,810	98.4%
Blockchain-based SaaS services	75	0.2%	425	1.6%
Total	$30,585	100%	$26,235	100%

Total Revenues: Our total revenues increased to approximately US$30.59 million for the year ended December 31, 2023 from approximately US$26.24 million for the year ended December 31, 2022, which was primarily due to the increase in sales from our internet advertising and related services.

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

●	Internet advertising revenues for the year ended December 31, 2023 was approximately US$0.45 million, compared with approximately US$3.55 million for the year ended December 31, 2022. The decrease primarily resulted from the Company’s shifting of its focus towards business segments that offer higher growth opportunities.

●

Revenue generated from distribution of the right to use search engine marketing service for the year ended December 31, 2023 was approximately US$30.06 million, compared with approximately US$22.26 million for the year ended December 31, 2022. The increase was mainly due to the recovery of the general economy from the lifting of COVID-19 related restrictions. This in turn improved the advertising investment budgets and advertising service demands of our SME clients

●

For the year ended December 31, 2023, we generated an approximately US$0.08 million revenues from our Blockchain-based SaaS Services, compared with approximately US$0.43 million for the year ended December 31, 2022.

Cost of Revenues

Our cost of revenues consisted of advertising resources costs directly related to the offering of our Internet advertising, precision marketing services and software platform amortization cost related to our blockchain-based SaaS services. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Year Ended December 31,
	2023			2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$450	373	17%	$3,548	3,199	10%
-Distribution of the right to use search engine marketing service	30,060	29,807	1%	22,262	22,894	-3%
Internet advertising and related services	30,510	30,180	1%	25,810	26,093	-1%
Blockchain-based SaaS services	75	841	-1,021%	425	336	21%
Total	$30,585	$31,021	-1.4%	$26,235	$26,429	-1%

Cost of revenues: our total cost of revenues increased to approximately US$31.02 million for the year ended December 31, 2023, compared with US$26.43 million for the year ended December 31, 2022. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, cost of outdoor advertising resources, amortization of software platform development cost and other direct costs associated with providing our services. The increase in our total cost of revenues for the year ended December 31, 2023 was primarily due to the increase in costs associated with the distribution of the right to use search engine marketing service we purchased from key search engines, which was in line with the increase in the related revenues as discussed in the revenues section above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the year ended December 31, 2023 and 2022, our total cost of revenues for Internet advertising and data service was approximately US$0.37 million and US$3.2 million, respectively. The gross margin rate of this business category for the years ended December 31, 2023 and 2022 was 17% and 10%, respectively.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the year ended December 31, 2023, our total cost of revenues for distribution of the right to use search engine marketing service increased to US$29.81 million, compared with US$22.89 million for last year. Gross margin rate of this service for the year ended December 31, 2023 was 1%, compared with -3% last year. This improvement in gross margin was directly attributable to the recovery of the general economy from the lifting of COVID-19 related restrictions. This in turn improved the advertising investment budgets and advertising service demands of our SME clients which resulted in improved gross margins.

●

For the year ended December 31, 2023 and 2022, cost of our blockchain-based SaaS services was approximately US$0.84 million and US$0.34 million, respectively. Gross margin rate of this service for the year ended December 31, 2023 was -1,021% compared to 21% last year. This decrease in gross margin was related to the slower than expected demand in the sales of our blockchain-based SaaS service in 2023 in conjunction with the amortized development cost of our blockchain-based SaaS service. Although revenue and profitability of our new SaaS services have not met expectations, it still brings the Company positive cashflow, as these services provided are based on technologies of our self-developed software platform, which does not require further material cash outflow to other third-party service providers.

Gross (loss)/profit

As a result of the foregoing, we incurred a gross loss of approximately US$0.44 million for the year ended December 31, 2023, compared with a gross loss of approximately US$0.19 million for the year ended December 31, 2022. Our overall gross margin rate for the years ended December 31, 2023 and 2022 was approximately -1.4% and -1%, respectively. The gross loss and the decrease in overall gross margin were primarily due to the decrease in gross margin of our blockchain-based SaaS services to -1,021%, compared with the 21% gross margin rate last year.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses and impairment on intangible assets. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Year Ended December 31,
	2023		2022
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	Percentage of total revenue	Amount	Percentage of total revenue

Total Revenues	$30,585	100%	$26,235	100%
Gross (loss)/profit	(436)	-1%	(194)	-1%

Sales and marketing expenses	267	1%	269	1%
General and administrative expenses	4,061	13%	8,304	32%
Research and development expenses	17	0.05%	229	1%
Impairment on intangible assets	1,231	4%	2,123	8%
Total operating expenses	5,576	18%	10,925	42%

Operating Expenses:   Our operating expenses were approximately US$5.58 million and US$10.93 million for the years ended December 31, 2023 and 2022, respectively.

●	Sales and marketing expenses: For the year ended December 31, 2023, our sales and marketing expenses was approximately US$0.27 million, which remained approximately the same as the previous year. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues.

●	General and administrative expenses: Our general and administrative expenses were approximately US$4.06 million and US$8.3 million for the years ended December 31, 2023 and 2022, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the year ended December 31, 2023, the changes in our general and administrative expenses were primarily due to the following factors: (1) a decrease in allowance for doubtful accounts of approximately US$1.4 million, attributable to the end of the COVID-19 quarantine requirements and travel restrictions, which significantly disrupted our business operations through 2022 and adversely impacted the liquidity of our SME clients, and (2) a decrease of approximately US$2.9 million in general departmental expenses.

●

Research and development expenses: Our research and development expenses were approximately US$0.02 million and US$0.23 million for the years ended December 31, 2023 and 2022, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, office equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the year ended December 31, 2023, the decrease in our research and development expenses was primarily due to a reduction in headcount in our research and development department, compared with last year.

●	Impairment on intangible assets: For the year ended December 31, 2023, we recorded approximately US$1.23 million impairment loss associated with our intangible assets, due to insufficient estimated future cash flows expected to be generated by these assets. This was primarily attributable to the challenging macroeconomic environment in the PRC which impacted our customers’ demands on our services, and consequently negatively affected the future cash flows expected to be generated by these intangible assets.

Loss from operations: As a result of the foregoing, we incurred a net loss from operations of approximately US$6.01 million and US$11.12 million for the years ended December 31, 2023 and 2022, respectively.

Change in fair value of warrant liabilities: We issued warrants in financing activities. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of approximately US$0.19 million and US$1.85 million was recorded in earnings for the years ended December 31, 2023 and 2022, respectively.

Interest income: For the year ended December 31, 2023, we recognized an approximately US$0.3 million interest income, which was primarily related to the interest we earned from the short-term loans we provided to unrelated parties during the year.

Impairment on long-term investments: For the year ended December 31, 2023, we recognized an approximately US$0.43 million impairment loss on long-term investments, which was related to the following: 1) our cash investments in our unconsolidated investee entities whose business activities had become dormant as of the end of fiscal 2023 and 2) the reduced valuation of our equity interest in one of our unconsolidated investee entities as of the end of fiscal 2023.

Loss before income tax (benefit)/expense and noncontrolling interest: As a result of the foregoing, our loss before income tax (benefit)/expense and noncontrolling interest was approximately US$5.98 million and US$9.79 million for the years ended December 31, 2023 and 2022, respectively.

Income tax (benefit)/expense: For the year ended December 31, 2023, we recognized a deferred income tax benefit of approximately US$0.002 million in relation to the net operating loss incurred by one of our operating VIEs, which we consider likely to be utilized with future earnings of this entity. For the year ended December 31, 2022, we recognized a total deferred income tax expense of US$0.003 million in relation to the net operating loss incurred by one of our operating VIEs, which we consider likely to be utilized with future earnings of this entity

Net loss: As a result of the foregoing, for the years ended December 31, 2023 and 2022, we incurred a net loss of approximately US$5.97 million and US$9.79 million, respectively.

Net loss attributable to ZW Data Action Technologies Inc.: Net loss attributable to ZW Data Action Technologies Inc. was approximately US$5.97 million and US$9.79 million for the years ended December 31, 2023 and 2022, respectively.

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

For the year ended December 31, 2023, we did not transfer any cash to our operating subsidiaries. One of our subsidiaries paid US$0.79 million operating expenses in cash on behalf of us to the service providers, as a repayment of the shareholder loans provided by us to this subsidiary in previous years. For the year ended December 31, 2022, we did not transfer cash to our operating subsidiaries. One of our subsidiaries paid US$0.48 million operating expenses in cash on behalf of us to the service providers, as a repayment of the shareholder loans provided by us to this subsidiary in previous years.

For the years ended December 31, 2023 and 2022, our operating subsidiaries transferred US$0.55 million and US$0.34 million cash to the consolidated VIEs in form of loans, respectively.

Other than the cash transfers above, no other assets were transferred within our organization for the years ended December 31, 2023 and 2022.

Below table summarized the above cash transfers within our organization included in the cash flows statements of our Condensed Consolidating Schedules for the years ended December 31, 2023 and 2022, respectively, on page 28 under Risk Factors-Risks Relating to Regulation of Our Business and to Our Structure contained in Item 1A of this Annual Report:

	For the year ended December 31, 2023
	The Company	Consolidated Subsidiaries	Consolidated VIEs	Total
	US$’000	US$’000	US$’000	US$’000

Net cash transferred from/(to) companies within the organization presented as cash provided by/(used in) investing activities	787	(554)		233

Net cash transferred (to)/from companies within the organization presented as cash (used in)/provided by financing activities		(787)	554	(233)

	For the year ended December 31, 2022
	The Company	Consolidated Subsidiaries	Consolidated VIEs	Total
	US$’000	US$’000	US$’000	US$’000

Net cash transferred from/(to) companies within the organization presented as cash provided by/(used in) investing activities	481	(342)		139

Net cash transferred (to)/from companies within the organization presented as cash (used in)/provided by financing activities		(481)	342	(139)

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2023 and 2022, net assets restricted in the aggregate, were approximately US$13.41 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Years Ended December 31, 2023 and 2022

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023, we had cash and cash equivalents of approximately US$0.82 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended December 31,
	2023	2022
	Amounts in thousands of US dollars

Net cash used in operating activities	$(2,012)	$(3,189)
Net cash provided by/(used in) investing activities	(1,537)	552
Net cash provided by financing activities	-	-
Effect of exchange rate changes	(25)	(145)
Net (decrease)/increase in cash and cash equivalents	$(3,574)	$(2,782)

Net cash used in operating activities:

For the year ended December 31, 2023, our net cash used in operating activities of approximately US$2.01 million were primarily attributable to:

(1)

net loss excluding approximately US$1.29 million of non-cash expenses of depreciation and amortizations; approximately US$0.36 million of amortization of operating lease right-of-use assets, approximately US$0.11 million of share-based compensation; approximately US$0.006 million in loss on disposal of fixed assets; approximately US$1.23 million in impairment on intangible assets; approximately US$0.19 million of gain from change in fair value of warrant liabilities; approximately US$1.03 million of allowance for doubtful accounts; approximately US$0.43 million of impairment on long-term investments; approximately US$0.002 million of deferred tax benefit; approximately US$0.14 million in effects of termination of an operating lease contract; approximately US$0.01 million in gain on disposal of subsidiaries; and approximately US$0.30 million of non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$2.15 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-

prepayment and deposit to suppliers decreased by approximately US$0.04 million, primarily due to utilization of the prepayment made to suppliers as of December 31, 2022 through Ad resource and other services received from suppliers during fiscal 2023;

-	accounts receivable decreased by approximately US$0.59 million;

-	advances from customers increased by approximately US$0.12 million, due to advances from customers during the year; and

-	other current assets decreased by approximately US$0.003 million.

(3)	offset by the use from operations from changes in operating assets and liabilities, such as:

-	accounts payable decreased by approximately US$0.001 million, primarily due to settlement of the amount due to a major internet Ad resource provider as of December 31, 2022 during the year;

-	Other current liabilities and accruals in aggregate decreased by approximately US$0.26 million;

-

operating lease liabilities and lease liabilities related to short-term leases decreased by approximately US$0.34 million in the aggregate, due to payment for our office lease costs during the year; and

-	taxes payable decreased by approximately US$0.004 million.

For the year ended December 31, 2022, our net cash used in operating activities of approximately US$3.19 million were primarily attributable to:

(4)

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

(5)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

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

-	due from related parties in relation to advertising services provided to related parties decreased by approximately US$0.06 million; and

-	other current assets decreased by approximately US$0.002 million.

(6)	offset by the use from operations from changes in operating assets and liabilities, such as:

-	accounts payable decreased by approximately US$0.85 million, primarily due to settlement of the amount due to a major internet Ad resource provider as of December 31, 2021 during the year;

-	accounts receivable increased by approximately US$0.28 million;

-	advance from customers decreased by approximately US$0.42 million;

-

operating lease liabilities and lease liabilities related to short-term leases decreased by approximately US$0.34 million in the aggregate, due to payment for our office lease costs during the year; and

-	taxes payable decreased by approximately US$0.01 million.

Net cash provided by/(used in) investing activities:

For the year ended December 31, 2023, our cash provided by investing activities included the following transactions: (1) we provided short-term loans of US$2 million in the aggregate to one unrelated party during the year. The current interest rate is 12% per annum for the loan; (2) we received an aggregate of US$0.17 million repayments of short-term loan principals, of which US$0.1 million was related to a loan provided in fiscal 2021 and US$0.7 million in loan interest income; (3) investment and advances to ownership investee entities of US$0.06 million;  (4) proceeds from the disposal of subsidiaries and investee entities in aggregate of US$0.43 million; (5) made payments for leasehold improvements and the purchase of vehicles, furniture and office equipment for US$0.08 million. In the aggregate, these transactions resulted in a net cash outflow provided by investing activities of approximately US$1.54 million for the year ended December 31, 2023.

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

Net cash provided by financing activities:

For the year ended December 31, 2023, no cash was provided by or used in financing activities.

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

Our current core business is to provide advertising and marketing services to small and medium enterprises (“SMEs”) in the PRC, which is particularly sensitive to changes in general economic conditions. During fiscal 2023, there has been a general economic downturn in the PRC resulting from a challenging macroeconomic environment which in return severely affected the SMEs owners’ confidence to further expand their businesses, and thus adversely affected the SMEs owners’ demands on our online advertising and marketing services. As a result, our core business suffered from a decrease in revenues, and we experienced a gross loss from our core business for fiscal 2023. Thus, we have been relying on proceeds generated from prior financing activities for our liquidity in fiscal 2023. In 2024, the Chinese government have begun various stimulus measures aimed at boosting the property sector, improving consumer spending and raising industrial output. Although there remain uncertainties as to the future development and impact of the challenging macroeconomic environment and resulting economic downturn in the PRC, we anticipate a slow recovery of performance and improvement of cash flow status of our core business in the next 12 months.

In order to improve operation performance, from early 2022, we started to introduce our new SaaS services to our customers. The SaaS services were designated to provide one-stop blockchain-powered enterprise management solutions via our Blockchain Integrated Framework (“BIF”) platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. However, the unexpected quarantine and business shutdown measures during the COVID-19 epidemic that occured throughout fiscal 2022 and the economic downturn in the PRC in 2023 has adversely affected our promotion of the new SaaS services to our customers. To adapt to the economic environment, we modified our short-term tactics of SaaS services into a more SMEs-friendly way, for example, we introduced a more flexible payment method of pay per generation of NFT. We generated approximately US$0.08 million of revenues from this new SaaS services in fiscal 2023. Although revenues from the new SaaS services business and its profitability have not met our expectations, it is expected to bring us positive cash flow and help to improve our liquidity, as these services are provided based on technologies of our self-developed software platform, which does not need any further material cash outflow to other third-party service providers.

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

In June 2023, we obtained a 9.9% equity interest in Wuhan Ju Liang, through subscription of a RMB0.99 million (approximately US$0.14 million) registered capital of the entity in cash, which mount was committed to be paid up before August 1, 2052.

In August 2023, we obtained 9% equity interest in Fu Meng Hui through subscription of RMB0.45 million (approximately US$0.06 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2050.

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

a) Dismissal of Independent Registered Public Accounting Firm.

On July 26, 2023, the Audit Committee of the Board of Directors of the Company approved the dismissal of Centurion ZD CPA & Co. (“Centurion”) as independent registered public accounting firm of the Company, effective immediately.

Centurion’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through July 26, 2023, there were no disagreements with Centurion on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Centurion, would have caused Centurion to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Centurion with a copy of the above disclosures and requested that Centurion furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of Centurion’s letter dated July 26, 2023 was attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 26, 2023.

(b) Appointment of New Independent Registered Public Accounting Firm.

On July 26, 2023, the Company engaged ARK Pro CPA & Co. (“ARK”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately. During the fiscal years ended December 31, 2022 and 2021 and through July 26, 2023, neither the Company nor anyone on its behalf consulted with ARK regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that ARK concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2023 were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2023, and has determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

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

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of June 28, 2024. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since

Handong Cheng	53	Chairman of the Board, Chief Executive Officer, President and Acting Chief Financial Officer	September 2007
George Kai Chu	48	Director	June 2015
Pau Chung Ho	65	Independent Non-Executive Director	August 2019
Zhiqing Chen	51	Independent Non-Executive Director	November 2009
Chang Qiu	60	Independent Non-Executive Director	December 2014

The business experience during at least the last five years of each of these individuals is as follows:

Handong Cheng, Chairman of the Board, Chief Executive Officer, President and Acting Chief Financial Officer. Mr. Cheng has served as Chief Executive Officer of our company since September 2007, and as Acting Chief Financial Officer since May 2023. Prior to that role, from October 2003 to September 2007, Mr. Cheng acted as President of ChinaNet Online Advertising Limited. Mr. Cheng holds an EMBA degree from Guanghua School of Management at the Peking University, and a degree in economic law from the College of Law of Wuhan University.

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

Board Operations

Board Leadership Structure

Mr. Handong Cheng holds the positions of chief executive officer, acting chief financial officer and chairman of the Board of the Company. The Board believes that Mr. Cheng’s services as both chief executive officer, acting chief financial officer and chairman of the Board is in the best interest of the Company and its shareholders. Mr. Cheng possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its industries and businesses and is thus best positioned to develop agendas that ensure the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

Meetings of the Board of Directors

The Board held four meetings during 2023. During 2023, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

The Company’s directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. The Company’s directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. All directors of ours attended the 2023 annual meeting of stockholders held on October 18, 2023.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during 2023.

The members of the Audit Committee are Chang Qiu, Zhiqing Chen and Pau Chung Ho. The Board has determined that Mr. Qiu is an audit committee financial expert, as defined in the Exchange Act.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not hold any meetings during 2023.

The members of the Compensation Committee are Zhiqing Chen, Chang Qiu and Pau Chung Ho.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness. The Nominating and Corporate Governance Committee did not hold any meetings during 2023.

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

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●

been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●

been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

●

been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Diversity

The following Board Diversity Matrix presents our Board diversity statistics in accordance with Nasdaq Rule 5606, as self-disclosed by our directors. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix (as of June 28, 2024)

Total Number of Directors: 5

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors		5

Part II: Demographic Background

African American or Black

Alaskan Native or American Indian

Asian		5

Hispanic or Latinx

Native Hawaiian or Pacific Islander

White

Two or More Races or Ethnicities

LGBTQ+

Did Not Disclose Demographic Background

We recognize the value of diversity at the Board level and believe that our Board currently comprises an appropriate mix of background, diversity and expertise. In particular, our directors, overall, have significant experience in a variety of industries and sectors, including, among others, the chemical industry, the financial industry, and political operations. Although we have no formal separate written policy, our Nominating and Corporate Governance Committee is required under its charter to recommend nominees that ensure sufficient diversity of backgrounds on our Board. We believe that the diversity of our directors enriches our Board by encouraging fresh perspectives and bringing new and valuable insights to the Board.

Stockholder Communications

Stockholders can mail communications to the Board, c/o Secretary, ZW Data Action Technologies Inc., Room 1811, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing, PRC, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2023, all such reports were filed timely, except for the following:

Name	Late Reports	Transactions Covered	Number of Shares

Chang Qiu	Form 4	Common Stock	30,000 (1)

George Kai Chu	Form 4	Common Stock	72,045 (2)

(1)	Common Stock granted and issued under the Company’s 2020 Omnibus Equity Incentive Plan during 2023.
(2)	Common Stock sold during 2023.

ITEM 11	EXECUTIVE COMPENSATION

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

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2023.

SUMMARY COMPENSATION OF NAMED EXECUTIVE OFFICERS
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (2)	Option Awards ($)	Total
Handong Cheng (Chief Executive Officer and Acting Chief Financial Officer)	2023	29,601	-	-	29,601
	2022	36,477	-	-	36,477
Mark Li (Chief Financial Officer and Secretary) (1)	2023	-	-	-	-
	2022	-	41,600	-	41,600

(1)

On May 4, 2023, Mr. Mark Li resigned as Chief Financial Officer and Secretary of our company. On the same date, the board of directors of the Company, by unanimous written consent, appointed Mr. Handong Cheng, Chief Executive Officer of the Company, to serve as Acting Chief Financial Officer and Secretary of the Company.

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

Outstanding Equity Awards

There were none outstanding equity incentive awards held by the named executive officers as of the fiscal year ended December 31, 2023.

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2023.

FISCAL 2023 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chang Qiu	6,000	49,500	-	-	-	-	55,500

(1)	The aggregate grant date fair value of the restricted stock awarded to each director is computed in accordance with FASB ASC Topic 718.

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

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of June 28, 2024, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Handong Cheng (3)(5)	1,107,094	15.37%
George Kai Chu (6)	24,902	0.35%
Zhiqing Chen (7)	14,000	0.19%
Chang Qiu (8)	60,000	0.83%
Pau Chung Ho	-	-
All Directors and Executive Officers as a Group (6 persons)	1,205,996	16.74%
Rise King Investments Limited (3)(4)	588,396	8.17%
Zhige Zhang (3)(9)	593,056	8.23%
Xuanfu Liu (3)(10)	598,396	8.31%

 ___________

* Less than one percent.

(1)    The address of each director and executive officer is c/o ZW Data Action Technologies Inc., Room 1811, Xinghuo Keji Plaza, No. 2 Fufeng Road, Fengtai District, Beijing PRC 100070.

(2)    Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of June 28, 2024, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

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

(6)    Consists of 24,902 shares of common stock.

(7)    Consists of 14,000 shares of common stock.

(8)    Consists of 60,000 shares of common stock.

(9)    Consists of (i) 588,396 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Zhang; and (ii) 4,660 shares of common stock owned directly by Mr. Zhang. The address of Mr. Zhang is 27th Floor, Yingdu Plaza, No. Jia 48, Zhichunlu, Haidian District, Beijing, PRC 100086.

(10)     Consists of (i) 588,396 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Liu; and (ii) 10,000 shares of common stock owned directly by Mr. Liu. The address of Mr. Liu is Building 6, Block 3, Hanwei Guoji Guangchang Zhongguancun Kejiyuan Fengtaiyuan, Fengtai District, Beijing, PRC 100070.

Description of Securities

Our authorized capital stock consists of 40,000,000 shares, consisting of 20,000,000 shares of common stock par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. Pursuant to our articles of incorporation, our board of directors has the authority to provide for the issuance, in one or more series, of our authorized preferred stock and to fix or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of our preferred stock. As of December 31, 2023, we had 7,204,506 shares of common stock issued and outstanding, which number was restated to reflect the retrospective effect of the 1-for-5 reserve stock split on January 18, 2023. None of our preferred stock is currently outstanding.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We did not incur any related party transactions for the year ended December 31, 2023.

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

The following table sets forth the aggregate fees billed to us by categories specified below in connection with certain professional services rendered by ARK Pro CPA & Co. (“ARK”) our independent registered public accounting firm, whom we engaged on July 26, 2023 and by Centurion ZD CPA & Co. (“CZD”) our former independent registered public accounting firm, that we dismissed on the same date as we engaged ARK.

Fees	2023	2022
Audit Fees	$272,936	$150,027*
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$272,936	$150,027*

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

10.31	Letter Agreement, dated October 28, 2020, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (21)

10.32	Form of Securities Purchase Agreement dated December 10, 2020, among ZW Data Action Technologies Inc. and certain institutional investors. (21)

10.33	Letter Agreement, dated February 16, 2021, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (22)

10.34	Form of Securities Purchase Agreement dated February 16, 2021 among ZW Data Action Technologies Inc. and certain institutional investors. (22)

14	Code of Ethics (6)

21.1	Subsidiaries of the Registrant +

23.1	Consent of ARK Pro CPA & Co. +

23.2	Consent of Centurion ZD CPA & Co. +

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101

The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition. +

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. +

+	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2011.

(9)	Incorporated by reference herein to Annex A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on May 2, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2012.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2015.

(12)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2015.

(13)	Incorporated by reference herein to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2015.

(14)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2016.

(15)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2018.

(16)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2019.

(17)	Incorporated by reference herein to the Company’s Registration Statement on Form S-3, as amended, filed with the Securities and Exchange Commission on February 12, 2020.

(18)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2020.

(19)	Incorporated by reference herein to the Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2020.

(20)	Incorporated by reference herein to the Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 2, 2020.

(21)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2020.

(22)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021.

(23)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021.

(24)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2023.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ZW Data Action Technologies Inc.

Dated: June 28, 2024	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 28, 2024	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman, Chief Executive Officer and Acting Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Dated: June 28, 2024	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: June 28, 2024	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: June 28, 2024	By:	/s/ Pau Chung Ho
	Name:	Pau Chung Ho
	Title:	Director

Dated: June 28, 2024	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

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

On December 15, 2022, the PCAOB issued its 2022 HFCAA Determination Report to notify the SEC of its determination that the PCAOB was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its 2021 PCAOB Determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. For this reason, we do not expect to be identified as a Commission-Identified Issuer following the filing of our annual report for the fiscal year ended December 31, 2023. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

ZW Data Action Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZW Data Action Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated deficit from recurring net losses and significant net operating cash outflow for the year ended December 31, 2023. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated deficit from recurring net losses and significant net operating cash outflow for the year ended December 31, 2023. Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing loans from existing shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented included the revenue growth and gross margin assumptions underlying its forecast operating cash flows, its ability to reduce capital expenditures and other operating expenditures, its ability to access funding from the capital market and its ability to obtaining loans from existing shareholders. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing key assumptions underlying management’s forecast operating cash flows, including revenue growth and gross margin assumptions; (ii) evaluating the probability that the Company will be able to access funding from the capital market; (iii) evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required and (iv) evaluating the probability that the Company will be able to obtain the loan from existing directors and shareholders.

Assessment of allowance for current expected credit losses (“CECL”)

As discussed in Note 4(w) to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (codified as Accounting Standard Codification Topic 326) and several associated ASUs on January 1, 2023 using a modified retrospective approach. The Company assessed that trade receivable and other current assets which primarily consisted of short-term loans the Company provided to unrelated parties are within the scope of ASC 326. The Company has identified the relevant risk characteristics of trade receivables and other current assets which include size, type of the services or the products the Company provides, or a combination of these characteristics, the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses, etc. Other key factors that influence the expected credit loss analysis include industry-specific factors that could impact the credit quality of the Company’s receivables. This is assessed periodically based on the Company’s specific facts and circumstances. All forward looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Company’s control. Additionally, external data and macroeconomic factors are also considered. As of January 1, 2023, upon the adoption, the Company recognized a cumulative-effect adjustment to increase the opening balance of its accumulated deficit on January 1, 2023 by US$0.19 million, of which US$0.04 million was related to the cumulative-effect adjustment to allowance for credit loss of accounts receivable, and the remaining US$0.15 million was related to the cumulative-effect adjustment to allowance for credit loss of other current assets, which primarily consisted of short-term loans the Company provided to unrelated parties.

We identified the assessment of allowances for CECL as a critical audit matter due to the involvement of subjective judgment and management estimates in evaluating the CECL of the current asset items, and the significance to the Company’s consolidated financial position.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) testing the effectiveness of controls relating to the assessment of allowances for CECL and assessing management’s method for developing the allowance for doubtful accounts (credit losses); (ii)  evaluating the appropriateness of the valuation model, by reviewing the valuation report and the calculation schedules prepared by the management and third party valuation specialists engaged by the Company; (iii) testing the accuracy of management’s basic input in calculating CECL including aging report, historical write-offs and recoveries, on a sample basis; (iv) engaging independent valuation specialist with specialized skills and knowledge, to evaluate the reasonableness of significant assumptions and judgments made by management to estimate the allowance for credit loss, including the Company’s assessment on significant factors, and the basis of estimated loss rates applied with reference to historical default rates and forward-looking information; (v) sending confirmations to debtors to confirm the accuracy of the basic information and terms of the loan receivables and other receivable accounts; (vi) evaluating subsequent collections occurring after the balance sheet date; and (vii) evaluating the competence, capabilities and objectivity of the professionals engaged by the Company.

/s/ ARK Pro CPA & Co

ARK Pro CPA & Co

We have served as the Company’s auditor since 2023.

Hong Kong, China

June 28, 2024

PCAOB ID: 3299

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

ZW Data Action Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZW Data Action Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Assessment

The Company’s primary sources of working capital are cash flows from operations and fund raising activities from existing and new shareholders. The Company’s cash flows from operations are primarily impacted by the Company’s service income, and any change in timing or amount of service income may influence the Company’s operating cash flows. Based on the Company’s operating plan and evaluation on its ability to continue as a going concern, as set forth in Note X to the consolidated financial statements, management believes that the current working capital combined with expected operating and financing cash inflows will be sufficient to fund the Company’s operations and satisfy the Company’s obligations as they come due for at least one year from the date that the consolidated financial statements are issued.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company's auditor from 2019 to 2023.

Hong Kong, China

April 17, 2023

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	As of December 31,
	2023	2022
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$817	$4,391
Accounts receivable, net of allowance for doubtful accounts of $3,987 and $3,760 respectively	844	1,745
Prepayment and deposit to suppliers	4,505	4,567
Other current assets, net	2,794	1,610
Total current assets	8,960	12,313

Long-term investments, net	794	1,596
Operating lease right-of-use assets	22	1,761
Property and equipment, net	215	249
Intangible assets, net	841	3,264
Long-term deposits and prepayments	-	69
Deferred tax assets, net	401	406
Total Assets	$11,233	$19,658

Liabilities and Equity
Current liabilities:
Accounts payable *	$201	$205
Advances from customers *	843	739
Accrued payroll and other accruals *	350	438
Taxes payable *	3,194	3,248
Operating lease liabilities *	24	347
Lease payment liabilities related to short-term leases *	99	101
Other current liabilities *	144	437
Warrant liabilities	-	185
Total current liabilities	4,855	5,700

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2023	2022
	(US $)	(US $)
Long-term liabilities:
Operating lease liabilities-Non current *	-	1,535
Long-term borrowing from a related party	124	126
Total Liabilities	4,979	7,361

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 20,000,000 shares; issued and outstanding 7,204,506 shares and 7,174,506 shares at December 31, 2023 and 2022, respectively)	7	7
Additional paid-in capital	62,067	62,017
Statutory reserves	2,598	2,598
Accumulated deficit	(59,690)	(53,525)
Accumulated other comprehensive income	1,272	1,200
Total ZW Data Action Technologies Inc.’s stockholders’ equity	6,254	12,297

Noncontrolling interests	-	-
Total equity	6,254	12,297

Total Liabilities and Equity	$11,233	$19,658

*Liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2023	2022
	(US $)	(US $)

Revenues	$30,585	$26,235
Cost of revenues	31,021	26,429
Gross (loss)	(436)	(194)

Operating expenses
Sales and marketing expenses	267	269
General and administrative expenses	4,061	8,304
Research and development expenses	17	229
Impairment on intangible assets	1,231	2,123
Total operating expenses	5,576	10,925

Loss from operations	(6,012)	(11,119)

Other income/(expenses)
Change in fair value of warrant liabilities	185	1,854
Interest income	298	116
Impairment on long-term investments	(433)	(596)
Gain on disposal of subsidiaries	10	-
Other expenses, net	(24)	(49)
Total other income	36	1,325

Loss before income tax benefit/(expense) and noncontrolling interests	(5,976)	(9,794)
Income tax benefit/(expenses)	2	3
Net loss	(5,974)	(9,791)
Net income attributable to noncontrolling interests	-	-
Net loss attributable to ZW Data Action Technologies Inc.	$(5,974)	$(9,791)

ZW DATA ACTION TECHNOLOGIES INC.c

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2023	2022
	(US $)	(US $)

Net loss	$(5,974)	$(9,791)
Foreign currency translation income/(loss)	72	118
Comprehensive loss	$(5,902)	$(9,673)
Comprehensive income attributable to noncontrolling interests	-	-
Comprehensive loss attributable to ZW Data Action Technologies Inc.	$(5,902)	$(9,673)

Loss per share
Loss per common share
Basic and diluted **	$(0.83)	$(1.37)

Weighted average number of common shares outstanding :
Basic and diluted **	7,194,890	7,136,290

**Retrospectively restated for effect of the 1-for-5 reverse stock split on January 18, 2023, see Note 4(l).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.c

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(5,974)	$(9,791)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,288	2,215
Amortization of operating lease right-of-use assets	364	341
Share-based compensation expenses	107	186
Loss on disposal of fixed assets	6	-
Impairment on long-term investments	433	596
Impairment on intangible assets	1,231	2,123
Provision of allowances for doubtful accounts	1,033	2,394
Change in fair value of warrant liabilities	(185)	(1,854)
Deferred taxes	(2)	(3)
Gain on disposal of subsidiaries	(10)	-
Effect of termination of an operating lease contract	(138)	-
Other non-operating (income)/losses	(300)	(113)
Changes in operating assets and liabilities
Accounts receivable	593	(276)
Prepayment and deposit to suppliers	36	1,652
Due from related parties	-	59
Other current assets	3	2
Accounts payable	(1)	(848)
Advances from customers	115	(420)
Accrued payroll and other accruals	(80)	60
Other current liabilities	(184)	836
Taxes payable	(4)	(6)
Operating lease liabilities	(343)	(302)
Lease payment liability related to short-term leases	-	(40)
Net cash used in operating activities	(2,012)	(3,189)

Cash flows from investing activities
Payment for leasehold improvements and purchase of vehicles, furniture and office equipment	(81)	-
Net proceeds from disposal of fixed assets	14	-
Cash effect of deconsolidation of subsidiaries	(3)	-
Investment and advances to ownership investee entities	(64)	-
Proceeds from disposal of subsidiaries	3	-
Proceeds from disposal of ownership investee entities	426	-
Repayment of short-term loans from ownership investee entities	-	12
Short-term loans to unrelated parties	(2,000)	(2,600)
Repayment of short-term loans and interest income from unrelated parties	168	2,140
Deposit and prepayment repaid from/(paid for) contracts of other investing activities	-	1,000
Net cash provided by/(used in) investing activities	(1,537)	552

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2023	2022
	(US $)	(US $)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants (net of cash offering cost of $1,600)	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(25)	(145)

Net (decrease)/increase in cash and cash equivalents	(3,574)	(2,782)

Cash and cash equivalents, at beginning of the year	4,391	7,173
Cash and cash equivalents, at end of the year	$817	$4,391

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Common stock **		Additional paid-in capital **	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2022	7,075,506	$7	$61,813	$2,598	$(43,734)	$1,082	$-	$21,766
Share-based compensation in exchange for services from employees and directors	19,000	-	64	-	-	-	-	64
Share-based compensation in exchange for services from nonemployees	80,000	-	140	-	-	-	-	140
Net loss/(income) for the year	-	-	-	-	(9,791)	-	-	(9,791)
Foreign currency translation adjustment	-	-	-	-	-	118	-	118
Balance, December 31, 2022	7,174,506	$7	$62,017	$2,598	$(53,525)	$1,200	$-	$12,297
Cumulative effect adjustment related to adoption of ASU No.2016-13, Financial Instruments-Credit losses (Topic 326)	-	-	-	-	(191)	-	-	(191)
Share-based compensation in exchange for services from employees and directors	30,000	-	50	-	-	-	-	50
Net loss for the year	-	-	-	-	(5,974)	-	-	(5,974)
Foreign currency translation adjustment	-	-	-	-	-	72	-	72
Balance, December 31, 2023	7,204,506	7	62,067	2,598	(59,690)	1,272	-	6,254

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

As of December 31, 2023, the Company’s consolidated subsidiaries, VIEs and VIEs’ subsidiaries are summarized as follows:

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name of the entity	Place and date of incorporation	Percentage of legal ownership	Principal activities

Subsidiaries:

China Net Online Media Group Limited (“China Net BVI”)	British Virgin Islands August 13, 2007	100%	Investment holding company

CNET Online Technology Co. Limited (“China Net HK”)	Hong Kong, PRC September 4, 2007	100%	Investment holding company

ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”)	British Virgin Islands January 12, 2015	100%	Investment holding company

Grandon Investments Limited (“Grandon BVI”)	British Virgin Islands February 13, 2006	100%	Investment holding company, providing e-commerce advertising services and blockchain-based SaaS services

Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”)	PRC January 17, 2008	100%	Investment holding company, providing advertising, marketing and related services

ChinaNet Online Holdings Co., Ltd. (“ChinaNet Online Holdings”)	PRC August 31, 2015	100%	Investment holding company

ChinaNet Online (Guangdong) Holdings Co., Ltd. (“ChinaNet Online Guangdong Holdings”)	PRC May 12, 2021	100%	Investment holding company

VIEs:

Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”)	PRC December 8, 2004	Consolidated VIE	Providing online advertising, precision marketing and the related data services

Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”)	PRC January 27, 2003	Consolidated VIE	Providing advertising, marketing and related value-added services

VIEs’ subsidiaries:

Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”)	PRC March 1, 2011	VIE’s subsidiary	Providing online advertising, precision marketing and the related data services

Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”)	PRC January 28, 2011	VIE’s subsidiary	Providing online advertising, precision marketing and the related data services

ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong Technology”)	PRC May 26, 2020	VIE’s subsidiary	Developing and operating blockchain technology-based products and services, and other related value-added services
ChinaNet Yun Chuang (Guangzhou) Media Technology Co., Ltd. (“ChinaNet Yun Chuang”)	PRC July 27 2023	VIE’s subsidiary	Providing online-content production, distribution, promotion, and live streamer training and management services

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Variable Interest Entities

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

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively:

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2023	2022
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$367	$578
Accounts receivable, net	844	1,745
Prepayment and deposit to suppliers	2,005	2,020
Due from related parties, net	-	-
Other current assets	2	2
Total current assets	3,218	4,345

Long-term investments, net	-	165
Operating lease right-of-use assets	-	145
Property and equipment, net	139	113
Deferred tax assets	401	406
Total Assets	$3,758	$5,174

Liabilities
Current liabilities:
Accounts payable	$201	$205
Advances from customers	843	515
Accrued payroll and other accruals	37	63
Taxes payable	2,555	2,602
Operating lease liabilities	-	146
Lease payment liabilities related to short-term leases	99	101
Other current liabilities	56	320
Total current liabilities	3,791	3,952

Operating lease liabilities-Non current	-	-
Total Liabilities	$3,791	$3,952

Liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)

Revenues	$30,365	$24,188
Cost of revenues	30,087	25,599
Total operating expenses	1,330	3,117
Net loss before allocation to noncontrolling interests	1,296	4,873

3.	Liquidity and capital resource and going concern evaluation

For the years ended December 31, 2023 and 2022, the Company incurred a loss from operations of US$6.01 million and US$11.12 million, respectively. Net operating cash outflow for the years ended December 31, 2023 and 2022 was US$2.01 million and US$3.19 million, respectively. As of December 31, 2023, the Company had cash and cash equivalents of US$0.82 million and working capital of US$4.11 million.

The Company experienced increased revenues, incurred a gross loss, and did not generate a positive net cash flow from its existing core business, i.e., Internet advertising and related data service business for the year ended December 31, 2023. The increase in revenue was primarily attributable to the recovery of the general economy from the lifting of COVID-19 related restrictions. This in turn improved the advertising investment budgets and advertising service demands of our SME clients when compared to 2022.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, our business and results of operations are still materially and adversely effected by the challenging macroeconomic environment in the PRC which adversely affected the SMEs owners’ confidence to further expand their businesses, and thus adversely affected the SMEs owners’ demands on the Company’s online advertising and marketing services and our ability to negotiate favorable operating margins. As a result, the Company has been relying on proceeds generated from prior financing activities for its liquidity in fiscal 2023. In 2024, the Chinese Government implemented various stimulus programs to boost the Chinese economy through improving industrial output, increasing consumer spending and supporting the property sector. Although there remain uncertainties as to the future macroeconomic environment in the PRC, the Company anticipates a slow recovery of performance and improvement of cash flow status of its core business beginning in the second half of 2024.

In order to improve operation performance, the Company continues to introduce its new SaaS services to customers. The Company’s SaaS services are provided based on technologies of its self-developed Blockchain Integrated Framework (“BIF”) platform. The subscriptions of the Company’s BIF platform would enable its clients to utilize the BIF platform as an enterprise management software to record, share and storage operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their IPs and certificates. Although the economic downturn in the PRC adversely affected the Company’s promotion of the new SaaS services, and revenues from the new SaaS services business and its profitability have not met the Company’s expectations, it is still expected to bring the Company positive cash flow and help to improve liquidity, as these services are provided based on technologies of the Company’s self-developed software platform, which does not need any further material cash outflow to other third-party service providers.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the consolidated statements of operations and comprehensive loss for the respective periods.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2023	2022
Balance sheet items, except for equity accounts	7.0827	6.9646

	Year Ended December 31,
	2023	2022
Items in the statements of operations and comprehensive loss	7.0467	6.7261

No representation is made that the RMB amounts could have been or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company’s cash is held in accounts at major financial institutions located in the U.S. and the PRC. As of December 31, 2023, US$0.42 million of the Company’s cash was held in accounts at financial institutions located in the U.S., and the remaining US$0.40 million was held in the accounts at financial institutions located in the PRC. The Company believes that these financial institutions are of high credit quality, all of which have participated in the federal/national deposit insurance scheme of their respective jurisdiction. The Company’s cash held in accounts at the financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (FDIC) for up to US$0.25 million per depositor per insured bank and the cash held in accounts at the financial institutions in the PRC are insured by the Deposit Insurance Capital Corporation (DICC), a wholly-owned subsidiary of the People’s Bank of China, for up to RMB0.50 million per depositor per insured bank. The Company, its subsidiaries, VIEs and VIEs’ subsidiaries have not experienced any losses in such accounts in the U.S. and the PRC and do not believe their cash is exposed to any significant risk.

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

For the year ended December 31, 2023, the Company did not transfer any cash to its operating subsidiaries. One of the Company’s subsidiaries paid US$0.79 million operating expenses in cash on behalf of the Company to the service providers, as a repayment of shareholder loans provided by the Company to this subsidiary in previous years. For the year ended December 31, 2022, the Company did not transfer any cash to its operating subsidiaries. One of the Company’s subsidiaries paid US$0.48 million operating expenses in cash on behalf of the Company to the service providers, as a repayment of shareholder loans provided by the Company to this subsidiary in previous years.

For the years ended December 31, 2023 and 2022, the Company’s operating subsidiaries transferred US$0.55 million and US$0.34 million cash to the consolidated VIEs in form of loans, respectively.

For the years ended December 31, 2023 and 2022, the Company’s PRC subsidiaries, the VIEs, and VIE’s subsidiaries did not transfer any cash outside of the PRC.

f)	Accounts receivable, net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. For the year ended December 31, 2023, the Company recorded approximately US$0.25 million of allowance for doubtful accounts against its accounts receivable. For the year ended December 31, 2022, the Company recorded approximately US$1.76 million of allowance for doubtful accounts against its accounts receivable.

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

For the year ended December 31, 2023, the Company recorded approximately US$0.43 million impairment loss associated with its long-term investments. For the year ended December 31, 2022, the Company recorded approximately US$0.60 million impairment loss associated with its long-term investments.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h)	Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation/amortization. Depreciation/amortization is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

Leasehold improvements	3 years
Vehicles	5 years
Office equipment	3-5 years
Electronic devices	5 years

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

For the year ended December 31, 2023, the Company recorded aggregately US$1.23 million impairment loss associated with its intangible assets. For the year ended December 31, 2022, the Company recorded aggregately US$2.12 million impairment loss associated with its intangible assets.

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022 is as follows:

Fair value measurement at reporting date using
	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	-	-	-	-

		Fair value measurement at reporting date using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	185	-	-	185

Significant unobservable inputs utilized to determine the fair value of the Company’s warrant liabilities was disclosed in Note 15.

l)	Reverse stock split

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

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers was insignificant for both the years ended December 31, 2023 and 2022.

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

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)
Internet advertising and related service
--distribution of the right to use search engine marketing service	30,510	22,262
--online advertising placements	-	3,548
Ecommerce O2O advertising and marketing services	-	-
Blockchain-based SaaS services	75	425
Total revenues	$30,585	$26,235

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)
Revenue recognized over time	30,585	25,835
Revenue recognized at a point in time	-	400
Total revenues	$30,585	$26,235

Contract costs

For the years ended December 31, 2023 and 2022, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

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

The Company’s contract liabilities primarily consist of advance from customers related to unsatisfied performance obligations in relation to online advertising placement service and distribution of the right to use search engine marketing service. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the two years ended December 31, 2023:

Contract liabilities
US$(’000)

Balance as of January 1, 2022	1,245
Exchange translation adjustment	(105)
Revenue recognized from beginning contract liability balance	(1,104)
Advances received from customers related to unsatisfied performance obligations	703
Balance as of December 31, 2022	739
Exchange translation adjustment	(10)
Revenue recognized from beginning contract liability balance	(670)
Advances received from customers related to unsatisfied performance obligations	784
Balance as of December 31, 2023	843

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2023 and 2022, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

n)	Cost of revenues

Cost of revenues primarily includes the cost of Internet and other forms of advertising resources and related technical services purchased from third parties, amortization of software platform development cost and other direct cost associated with providing services.

o)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2023 and 2022 were approximately US$0.02 million and US$0.23 million, respectively.

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

For lease contracts with a duration of twelve months or less and thus met the definition of a short-term lease under ASC 842, the Company, in accordance with ASC 842-20-25-2, elected not to apply the recognition requirements (i.e. not to recognize right-of-use asset and related lease liability) to these short-term leases. Instead, the Company recognized the lease payments of these short-term leases in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. As of December 31, 2023 and 2022, lease payments liability related to these short-term leases was approximately US$0.10 million and US$0.10 million, respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$0.02 million and US$0.02 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
Year ending December 31,
-2024	25
-2025	-
-2026	-
-2027	-
-thereafter	-
Total undiscounted lease payments	25
Less: imputed interest	(1)
Operating lease liabilities as of December 31, 2023	$24

Including:
Operating lease liabilities	24
Operating lease liabilities-Non current	-
$24

As of December 31, 2022, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$1.76 million and US$1.88 million, respectively.

Operating lease expenses:

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)

Long-term operating lease contracts	326	459
Short-term operating lease contracts	31	48
Total	357	507

Supplemental information related to operating leases:

	Year Ended December 31,
	2023	2022

Operating cash flows used for operating leases (US$’000)	498	361
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	-	252
Weighted-average remaining lease term (years)	0.08	5.75
Weighted-average discount rate	6%	6%

q)	Income taxes

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The tax returns of the Company and its subsidiaries and VIEs are subject to examination by the relevant local tax authorities. The statute of limitations related to these tax returns under different circumstances various from 3-10 years, and for PRC entities, there is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2023 and 2022 and did not have any significant unrecognized uncertain tax positions as of December 31, 2023 or 2022.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

w)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses as of December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	3,760	2,236
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	36	-
Provision for/(reverse of) credit loss during the period	246	1,763
Written off during the period	-	-
Exchange translation adjustments	(55)	(239)
Balance as of end of the period	3,987	3,760

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	617	-
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	155	-
Provision for credit loss during the period	787	617
Written off during the period	-	-
Exchange translation adjustments	-	-
Balance as of end of the period	1,559	617

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Accounts receivable, net

	As of December 31,
	2023	2022
	US$(’000)	US$(’000)

Accounts receivable	4,831	5,505
Allowance for doubtful accounts	(3,987)	(3,760)
Accounts receivable, net	844	1,745

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2023 and 2022, the Company provided approximately US$3.99 million and US$3.76 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. For the years ended December 31, 2023 and 2022, approximately US$0.25 million and US$1.76 million allowance for doubtful accounts was provided, respectively.

6.	Prepayments and deposit to suppliers

	As of December 31,
	2023	2022
	US$(’000)	US$(’000)

Deposits to advertising resources providers	911	1,077
Prepayments to advertising resources providers	3,136	3,036
Deposit for a potential investing contract	-	-
Other deposits and prepayments	458	454
	4,505	4,567

As of December 31, 2023 and 2022, contractual deposits were primarily paid to the Company’s major Internet advertising resources suppliers and other advertising resource suppliers. The contractual deposits will be refunded to the Company upon expiration of the contracts, which are generally for a one-year period.

According to the contracts signed between the Company and its suppliers, the Company is required to pay certain of the contract amounts in advance. These prepayments will be recognized as cost of revenues when the related services are delivered by the suppliers. As of December 31, 2023 and 2022, prepayments were primarily paid for purchasing Internet resources from the Company’s major Internet advertising resources suppliers.

Other deposits and prepayments as of December 31, 2023 and 2022 represented deposits and prepayments to the Company’s other services providers, which primarily included deposits for office lease contracts, prepayment for various kinds of professional services, etc.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Due from related parties, net

	As of December 31,
	2023	2022
	US$(’000)	US$(’000)

Guangzhou Gong Xiang Technology Co., Ltd. (“Gong Xiang Technology”)	-	14
Due from related parties, total	-	14
Allowance for doubtful accounts	-	(14)
Due from related parties, net	-	-

Related parties of the Company represented the Company’s direct or indirect unconsolidated investee entities, as well as entities that the Company’s officers or directors can exercise significant influence.

As of December 31, 2023, there were no outstanding balance due from related parties.

As of December 31, 2022, due from Gong Xiang Technology were the remaining outstanding balances of a short-term working capital loan with an original amount of US$0.04 million that the Company provided to this investee entity in March 2021. The Company had provided full allowance against the remaining outstanding balance as of December 31, 2022, as the business activities of Gong Xiang Technology had become dormant as of December 31, 2022 and the potential recovery of this outstanding amount was considered remote.

8.	Other current assets, net

	December 31, 2023	December 31, 2022
	US$(’000)	US$(’000)

Short-term loans to unrelated parties	4,097	2,197
Short-term loans interest receivables	250	22
Staff advances for business operations	5	8
Total other current assets	4,352	2,227
Allowance for doubtful accounts	(1,558)	(617)
Other current assets, net	2,794	1,610

In fiscal 2023, the Company provided unsecured, interest-bearing short-term working capital loans to three unrelated parties, which were set forth as below. These short-term working capital loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023. In July 2023, the Company received a loan interest of US$0.02 million for the period from May 1, 2023 through July 31, 2023. On October 31, 2023, the Company agreed to further extend the term of this loan to September 30, 2024. On May 29, 2024, the Company received payment of approximately US$0.13 million, of which approximately US$0.05 million settled outstanding interest and approximately US$0.08 million settled the loan principal.

On January 11, 2023, the Company provided a short-term loan of US$2.0 million to another unrelated party. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, the Company extended the term of this loan for a six-month period to January 18, 2024. And on January 8, 2024, the Company further agreed to extend the term of the loan to January 18, 2025. On May 28, 2024, the Company received loan interest of approximately US$0.26 million.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the years ended December 31, 2023 and 2022, the Company provided US$0.79 million and US$0.62 million credit losses on short-term loans provided to unrelated parties, respectively.

As of December 31, 2023, other current assets also included a US$0.62 million remaining outstanding balance of a working capital loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a working capital loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022.

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

9.	Long-term investment

Amount
US$(’000)

Balance as of January 1, 2022	2,280
Exchange translation adjustment	(88)
Impairment losses provided during the year	(596)
Balance as of December 31, 2022	1,596
Exchange translation adjustment	(7)
Cash investments during the year	64
Disposed during the year	(426)
Impairment losses provided during the year	(433)
Balance as of December 31, 2023	794

As of December 31, 2023, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 9.9%, 9.9% and 9% equity interest in each New Business Holdings Limited (“New Business”), Guangdong Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”) and Guangzhou Yuan Qi Man Man Technology Co., Ltd. (“Yuan Qi Man Man”), respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

As of December 31, 2023, the Company has recognized full impairment losses in its long-term investments in Business Opportunity Chain (Guangzhou) Technology Co., Ltd. (“Business Opportunity Chain Guangzhou”) and Fu Meng Hui of approximately US$0.21 million and US$0.02 million, respectively, as the business activities of these entities had become dormant as of December 31, 2023.

On May 27, 2024, the Company sold approximately 7.69% equity interest in New Business to an unrelated party at a total consideration of approximately US$0.40 million. As such, as of December 31, 2023, the value of the Company’s 15.38% equity interest in New Business was estimated to be approximately US$0.80 million. The Company recognized impairment losses in its long-term investments in New Business of approximately US$0.20 million for December 31, 2023.

10.	Property and equipment, net

	As of December 31,
	2023	2022
	US$(’000)	US$(’000)

Vehicles	520	855
Office equipment	846	865
Electronic devices	571	575
Leasehold improvement	182	185
Property and equipment, cost	2,119	2,480
Less: accumulated depreciation	(1,904)	(2,231)
Property and equipment, net	215	249

Depreciation expenses in the aggregate for the years ended December 31, 2023 and 2022 were approximately US$0.09 million and US$0.10 million, respectively.

11.	Intangible assets, net

	As of December 31, 2023
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,311	(909)	(402)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(2,187)	(1,010)	841
Bo!News application	339	(113)	(226)	-
Other computer software	111	(111)	-	-
Total	$9,663	$(5,078)	$(3,744)	$841

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,333	(924)	(409)	-
Licensed products use right	1,201	(374)	-	827

--5 years life:
Internet Ad tracking system	1,160	(405)	-	755
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(1,346)	(1,010)	1,682
Bo!News application	345	(115)	(230)	-
Other computer software	113	(113)	-	-
Total	$9,690	$(3,902)	$(2,524)	$3,264

Amortization expenses in the aggregate for the years ended December 31, 2023 and 2022 were approximately US$1.19 million and US$2.12 million, respectively.

Intangible assets of the Company are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2023, the Company recorded approximately US$1.23 million impairment loss associated with its intangible assets, due to insufficient estimated future cash flows expected to be generated by these assets. For the year ended December 31, 2022, the Company recorded approximately US$2.12 million impairment loss associated with its intangible assets, due to insufficient estimated future cash flows expected to be generated by these assets.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 1 year as of December 31, 2023, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$0.84 million for the year ending December 31, 2024.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Accrued payroll and other accruals

	As of December 31,
	2023	2022
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	67	101
Accrued operating expenses	283	337
	350	438

13.	Taxation

1)	Income tax

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

i). b. Effective from January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”), instead of factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). For the years ended December 31, 2023 and 2022, no provision for federal corporate income tax has been made in the financial statements as the Company has no aggregated positive tested income.

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

●	The applicable EIT rate for all the Company’s PRC operating entities is 25% for both the years ended December 31, 2023 and 2022.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)	Turnover taxes and the relevant surcharges

Service revenues generated by the Company’s PRC operating subsidiaries and VIEs are subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6%, and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2023 and 2022, the Company’s service revenues generated in the PRC are subject to VAT at a rate of 6%, after deducting the VAT paid for the resources and services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the resources and services purchased from suppliers. The surcharges of the VAT in the aggregate is 12% of the VAT.

As of December 31, 2023, and 2022, taxes payable consists of:

	As of December 31,
	2023	2022
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	1,264	1,288
Enterprise income tax payable	1,930	1,960
Taxes payable	3,194	3,248

A reconciliation of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax benefit/(expense) is as follows:

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)

Pre-tax loss	(5,976)	(9,794)
U.S. federal rate	21%	21%
Income tax benefit computed at U.S. federal rate	1,255	2,057
Reconciling items:
Rate differential for foreign earnings	(55)	(4)
Tax effect on non-taxable change in fair value of warrant liabilities	39	389
Provision of valuation allowance on deferred tax assets	353	(833)
Expired tax attribute carryforwards	(1,583)	(1,528)
Tax effect on other (non-deductible expenses)/non-taxable income	(7)	(78)
Effective income tax benefit/(expense)	2	3

For the years ended December 31, 2023 and 2022, the Company’s income tax (benefit)/expense consisted of:

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)

Current	-	-
Deferred	2	3
Income tax benefit/(expense)	2	3

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets at December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	10,745	11,537
Operating lease cost	1	30
Impairment on long-term investments	161	144
Impairment on intangible assets	571	368
Bad debts provision	1,226	1,018
Valuation allowance	(12,303)	(12,691)
Deferred tax assets, net	401	406

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$32.3 million and US$31.8 million at December 31, 2023 and 2022, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$10.6 million and US$15.4 million at December 31, 2023 and 2022, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2027. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$12.3 million and US$12.7 million valuation allowance as of December 31, 2023 and 2022, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the years ended December 31, 2023 and 2022, total net deferred tax assets valuation allowance reversed was approximately US$0.35 million and total deferred tax assets valuation allowance provided was approximately US$$0.83 million, respectively.

14.	Long-term borrowing from a related party

Long-term borrowing from a related party is a non-interest bearing loan from a related party of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

15.	The Financing and warrant liabilities

The Company consummated registered direct offerings and issued the Company’s common stock and common stock purchase warrants to certain institutional investors, and common stock purchase warrants to its placement agent, in February 2021 (the “2021 Financing”) and December 2020 (the “2020 Financing”). Warrants issued to the investors and placement agent in the 2020 Financing were referred to as the “2020 Investors Warrants” and the “2020 Placement Agent Warrants”, respectively. The warrants issued in the 2021 Financing and the 2020 (Collectively, the “Financings”) were referred to collectively as the “Warrants”.

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

ZW DATA ACTION TECHNOLOGIES INC.
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

Fair value of the Warrants

The Company used Binomial model to determine the fair value of the Warrants on their respective valuation dates, based on the assumptions summarized as below:

Warrants issued in the 2021 Financing:

	2021 Investors Warrants			2021 Placement Agent Warrants
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021

Stock price #	$0.83	$0.46	$1.00	$0.83	$0.46	$1.00
Years to maturity	0.6	1.63	2.63	0.6	1.63	2.63
Risk-free interest rate	5.13%	4.625%	0.87%	5.13%	4.625%	0.87%
Dividend yield	-	-	-	-	-	-
Expected volatility	82%	99.74%	115%	82%	99.74%	115%
Exercise Price #	$17.95	$3.59	$3.59	$22.4375	$4.4875	$4.4875

Fair value of the warrant	$-	$0.0329	$0.37	$-	$0.0256	$0.36

Warrant Liabilities (US$’000)	$-	$86	$964	$-	$9	$132

Warrants issued in the 2020 Financing

	2020 Investors Warrants			2020 Placement Agent Warrants
	December 31, 2023*	December 31, 2022	December 31, 2021	December 31, 2023*	December 31, 2022	December 31, 2021

Stock price #		$0.46	$1.00		$0.46	$1.00
Years to maturity		0.95	1.95		0.95	1.95
Risk-free interest rate		4.716%	0.72%		4.716%	0.72%
Dividend yield		-	-		-	-
Expected volatility		115.61%	128%		115.61%	128%
Exercise Price #		$2.03	$2.03		$2.03	$2.03

Fair value of the warrant		$0.0439	$0.46		$0.0456	$0.49

Warrant Liabilities (US$’000)		$76	$795		$14	$148

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

# To reflect the actual inputs used for the determination of fair value of the Warrants, the stock prices and exercise prices presented in the above tables for the year ended December 31, 2022 and December 2021 were not retrospectively restated for effect of the 1-for-5 reverse stock split on January 18, 2023, see Note 4(l). However, the stock prices and exercise prices presented for the year ended December 31, 2023 does reflect the 1-for-5 reverse stock split on January 18, 2023.

* The investor and placement agent warrants issued in 2020 expired during the year ended December 31, 2023.

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

Changes in fair value of warrant liabilities

For the year ended December 31, 2023

	As of December 31, 2023	As of December 31, 2022	Change in Fair Value (Gain)/Loss
	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor warrants	-	86	(86)
--Placement agent warrants	-	9	(9)
Warrants issued in the 2020 Financing:
--Investor warrants	-	76	(76)
--Placement agent warrants	-	14	(14)
Warrant liabilities	-	185	(185)

For the year ended December 31, 2022

	As of December 31, 2022	As of December 31, 2021	Change in Fair Value (Gain)/Loss
	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor warrants	86	964	(878)
--Placement agent warrants	9	132	(123)
Warrants issued in the 2020 Financing:
--Investor warrants	76	795	(719)
--Placement agent warrants	14	148	(134)
Warrant liabilities	185	2,039	(1,854)

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued and outstanding on December 31, 2023 and their movements during the two years then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2022	1,000,343	2.36	$15.11	1,000,343	2.36	$15.11
Issued/Vested	-			-
Exercised	-			-
Balance, December 31, 2022	1,000,343	1.36	$15.11	1,000,343	1.36	$15.11
Issued/Vested	-			-
Exercised	-
Expired	(406,175)		$10.15	(406,175)		$10.15
Balance, December 31, 2023	594,168	0.63	$18.50	594,168	0.63	$18.50

** Except where otherwise specified, the numbers of common stock and common stock purchase warrant, the purchase prices of the common stock, the exercise prices of the common stock purchase warrant discussed in this note have been retroactively restated for effect of the 1-for-5 reverse stock split on January 18, 2023, see Note 4(l).

16.	Restricted Net Assets

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of December 31, 2023 and December 31, 2022, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.41 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries and VIEs of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts for such employee benefits were approximately US$0.16 million and US$0.22 million for the years ended December 31, 2023 and 2022, respectively.

18.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term loans to unrelated parties. As of December 31, 2023, 51% of the Company’s cash and cash equivalents were held by financial institutions located in the United States of America, and the remaining 49% was held by major financial institutions located in the PRC. The Company believes that these financial institutions located in the PRC and the United States of America are of high credit quality. For accounts receivable and short-term loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that its credit risk for accounts receivable and short-term loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the years ended December 31, 2023 and 2022, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E
Year Ended December 31, 2023
Revenues, customer concentration risk	*	*	*	*	*

Year Ended December 31, 2022
Revenues, customer concentration risk	*	*	*	*	*

As of December 31, 2023
Accounts receivable, customer concentration risk	*	11%	*	56%	19%

As of December 31, 2022
Accounts receivable, customer concentration risk	16%	33%	24%	16%	*

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the years ended December 31, 2023 and 2022, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D
Year Ended December 31, 2023
Cost of revenues, supplier concentration risk	65%	17%	-	*

Year Ended December 31, 2022
Cost of revenues, supplier concentration risk	*	-	57%	20%

* Less than 10%.

19.	Commitments and contingencies

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2023

	Internet Ad. and data service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Revenues	30,510	-	75		-	30,585
Cost of revenues	30,180	-	841		-	31,021
Total operating expenses	2,388	11	-	3,177 (1)	-	5,576
Depreciation and amortization expenses included in cost of revenues and operating expenses	366	-	841	81	-	1,288
Impairment on intangible assets included in operating expenses	1,231	-	-	-	-	1,231
Loss from operations	(2,058)	(11)	(766)	(3,177)	-	(6,012)

Impairment on long-term investments	-	-	-	433	-	433

Change in fair value of warrant liabilities	-	-	-	185	-	185

Net loss	(2,085)	(6)	(766)	(3,117)	-	(5,974)

Total assets-December 31, 2023	7,966	144	841	34,867	(32,585)	11,233

(1) Including approximately US$0.11 million share-based compensation expenses.

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

Basic and diluted loss per share for each of the years presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(5,974)	$(9,791)

Weighted average number of common shares outstanding – Basic and diluted **	7,194,890	7,136,290

Loss per share -Basic and diluted **	$(0.83)	$(1.37)

For the years ended December 31, 2023 and 2022, the diluted loss per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

** Retrospectively restated for effect of the 1-for-5 reverse stock split on January 18, 2023, see Note 4(l).

22.	Share-based compensation expenses

In April 2023, under its 2020 Omnibus Securities and Incentive Plan, the Company granted and issued an aggregate of 0.03 million fully-vested shares of the Company’s restricted common stock to one of the Company’s executive officers in exchange for their services to the Company for the year ended December 31, 2023. These shares were valued at the closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses recognized was approximately US$0.05 million for the year ended December 31, 2023.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2022, the Company granted and issued 0.08 million fully-vested and non-forfeitable shares of the Company restricted common stock to a management consulting and advisory service provider in exchange for its service for a 12-month period until May 2023. The Company valued these shares at US$1.75 per share, the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.14 million as a prepayment asset in prepayment and deposit to suppliers account upon the grant and issuance of these shares. Total compensation expenses amortized was approximately US$0.06 million for the year ended December 31, 2023.

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

The table below summarized share-based compensation expenses recorded for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
	US$(’000)	US$(’000)

Sales and marketing expenses	-	-
General and administrative expenses	108	186
Research and development expenses	-	-
Total	108	186

The aggregate unrecognized share-based compensation expenses as of December 31, 2022 was approximately US$0.06 million, which was recognized for the year ending December 31, 2023.

**The numbers of restricted common stock and the related stock prices discussed in this note have been retroactively restated for effect of the 1-for-5 reverse stock split on January 18, 2023, see Note 4(l).

23.	Subsequent events

On March 26, 2024, the Company acquired a 51% equity interest in Yi En (Beijing) Technology Co., Ltd. (“Yi En”) for a total consideration of RMB1. Yi En is primarily engaged in the business of internet advertising and the distribution of the right to use search engine marketing services.

The Company’s principal business activity is to provide advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The general economic downturn in the PRC lead by a challenging macroeconomic environment had caused and may continue to cause decreases in or delays in advertising spending, and had negatively impacted and may continue to negatively impact the Company’s short-term ability to grow revenues. While the Chinese Government has begun various stimulus measures in 2024 to boost the economy and the property sector, there remains uncertainty as to the future impact of the recent economic downturn in the PRC. The Company will continue to assess its financial impacts for future periods.

Except for the above mentioned matters, no other material events which are required to be adjusted or disclosed as of the date of this consolidated financial statements.