Form 10-Q
period 2024-03-31
ZW Data Action Technologies Inc.
filed 2024-07-29
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of July 29, 2024, the registrant had 7,204,506 shares of common stock outstanding.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	March 31, 2024	December 31, 2023
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$467	$817
Accounts receivable, net of allowance for credit loss of $4,261 and $3,987, respectively	749	844
Prepayment and deposit to suppliers	5,210	4,505
Other current assets, net	2,869	2,794
Total current assets	9,295	8,960

Long-term investments	794	794
Operating lease right-of-use assets	-	22
Property and equipment, net	187	215
Intangible assets, net	646	841
Goodwill	78	-
Deferred tax assets, net	404	401
Total Assets	$11,404	$11,233

Liabilities and Equity
Current liabilities:
Accounts payable *	$266	$201
Advance from customers *	1,427	843
Accrued payroll and other accruals *	403	350
Taxes payable *	3,189	3,194
Operating lease liabilities *	-	24
Lease payment liability related to short-term leases *	99	99
Other current liabilities *	477	144
Warrant liabilities	-	-
Total current liabilities	5,861	4,855

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2024	December 31, 2023
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liabilities	4	-
Long-term borrowing from a related party	123	124
Total Liabilities	5,988	4,979

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 20,000,000 shares; issued and outstanding 7,204,506 shares at March 31, 2024 and December 31, 2023)	7	7
Additional paid-in capital	62,067	62,067
Statutory reserves	2,598	2,598
Accumulated deficit	(60,540)	(59,690)
Accumulated other comprehensive income	1,279	1,272
Total shareholders’ equity	5,411	6,254
Noncontrolling interests	5	-
Total equity	5,416	6,254

Total Liabilities and Equity	$11,404	$11,233

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statement

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2024	2023
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues	$3,531	$6,316
Cost of revenues	3,459	6,630
Gross (loss)/profit	72	(314)

Operating expenses
Sales and marketing expenses	79	48
General and administrative expenses	915	932
Research and development expenses	-	18
Total operating expenses	994	998

Loss from operations	(922)	(1,312)

Other income/(expenses)
Interest income	91	72
Other expenses, net	(22)	(5)
Change in fair value of warrant liabilities	-	101
Total other income	69	168

Loss before income tax benefit	(853)	(1,144)
Income tax benefit	3	1
Net loss	$(850)	$(1,143)

Net loss	$(850)	$(1,143)
Foreign currency translation income/(loss)	7	(81)
Comprehensive loss	$(843)	$(1,224)

Loss per share
Loss per common share

Basic and diluted	$(0.12)	$(0.16)

Weighted average number of common shares outstanding:

Basic and diluted	7,204,506	7,174,506

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2024	2023
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(850)	$(1,143)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	238	322
Amortization of operating lease right-of-use assets	22	106
Share-based compensation expenses	-	35
Provision for allowances for credit losses	301	301
Loss on disposal of fixed assets	-	3
Deferred taxes	(3)	(1)
Change in fair value of warrant liabilities	-	(101)
Other non-operating income	(91)	(72)
Changes in operating assets and liabilities
Accounts receivable	(185)	(56)
Prepayment and deposit to suppliers	(654)	171
Other current assets	(5)	(1)
Accounts payable	65	10
Advance from customers	584	(27)
Accrued payroll and other accruals	49	(174)
Other current liabilities	200	(184)
Taxes payable	-	(8)
Operating lease liabilities	(24)	(97)
Net cash used in operating activities	(353)	(916)

Cash flows from investing activities
Cash acquired during the period	9	-
Short-term loans to unrelated parties	-	(2,000)
Repayment of short-term loans and interest income from unrelated parties	-	123
Net cash used in investing activities	9	(1,877)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities

Net cash provided by financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(6)	(6)

Net decrease in cash and cash equivalents	(350)	(2,799)

Cash and cash equivalents at beginning of the period	817	4,391
Cash and cash equivalents at end of the period	$467	$1,592

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2024	7,204,506	$7	$62,067	$2,598	$(59,690)	$1,272	$-	$6,254
Noncontrolling equity interests in an acquired VIE	-	-	-	-	-	-	5	5
Net loss for the period	-	-	-	-	(850)	-	-	(850)
Foreign currency translation adjustment	-	-	-	-	-	7	-	7
Balance, March 31, 2024 (unaudited)	7,204,506	$7	$62,067	$2,598	$(60,540)	$1,279	$5	$5,416

	Common stock**		Additional paid-in capital**	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)		(US $)

Balance, January 1, 2023	7,174,506**	$7**	$62,017**	$2,598	$(53,525)	$1,200	$-	$12,297
Share-based compensation in exchange for services from employees and directors	-	-	-	-	(191)	-	-	(191)
Net loss for the period	-	-	-	-	(1,143)	-	-	(1,143)
Foreign currency translation adjustment	-	-	-	-	-	(81)	-	(81)
Balance, March 31, 2023 (unaudited)	7,174,506	$7	$62,017	$2,598	$(54,859)	$1,119	$-	$10,882

**Retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$164	$367
Accounts receivable, net	749	844
Prepayment and deposit to suppliers	2,690	2,005
Other current assets, net	5	2
Total current assets	3,608	3,218

Goodwill, net	78	-
Intangible assets, net	15	-
Property and equipment, net	125	139
Deferred tax assets, net	404	401
Total Assets	$4,230	$3,758

Liabilities
Current liabilities:
Accounts payable	$266	$201
Advance from customers	1,427	843
Accrued payroll and other accruals	59	37
Taxes payable	2,551	2,555
Lease payment liability related to short-term leases	99	99
Other current liabilities	333	56
Total current liabilities	4,735	3,791

Long-term liabilities:
Deferred tax liabilities	4	-
Total Liabilities	$4,739	$3,791

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$3,531	$6,148
Cost of revenues	(3,459)	(6,327)
Total operating expenses	(497)	(370)
Net loss	(444)	(550)

3.	Liquidity and Capital Resources

The Company incurred operating losses and may continue to incur operating losses, and as a result, generate negative cash flows as the Company implements its future business plan. For the three months ended March 31, 2024, the Company incurred a loss from operations of US$0.92 million and a net operating cash outflow of US$0.35 million. As of March 31, 2024, the Company had cash and cash equivalents of US$0.47 million and working capital of US$3.43 million, compared with approximately US$0.82 million and US$4.11 million as of December 31, 2023, respectively.

The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management, and negotiate with major suppliers for more favorable payment terms, all of which will help to substantially increase the cashflows from operations. In addition, to further improve its liquidity, the Company plans to reduce its operating costs through optimizing the personnel structure among different offices, and reduce its office leasing spaces, if needed. Beginning in early 2022, the Company introduced its SaaS services to customers. The Company’s SaaS services are provided based on technologies of its self-developed Blockchain Integrated Framework (“BIF”) platform. The BIF platform enables the Company’s clients to utilize the BIF platform as an enterprise management software to record, share and storage operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their IPs and certificates. While the COVID-19 epidemic and the associated extended quarantine and business shutdown measures throughout fiscal 2022 adversely affected the Company’s SaaS services promotion, and revenues from the new SaaS services business and its profitability have not met the Company’s expectations, the Company still expects these services to generate positive cash flow and improve liquidity since they rely on technologies of its self-developed software platform, thus reducing the need for substantial cash outflow to third-party service providers. In March 2024, the Company acquired a 51% equity interest in Yi En (Beijing) Technology Co., Ltd. (“Beijing Yi En”) at a total consideration of RMB1 to expand our internet advertising and the distribution of the right to use search engine marketing services in the PRC with the expectation that the acquisition can synergize with our existing businesses and provide economies of scale that will generate operating profits and additional cash inflow in the next 12 months.

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

The unaudited condensed consolidated financial statements as of March 31, 2024 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of March 31, 2024 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC (the “2023 Form 10-K”) on June 28, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2024, its condensed consolidated results of operations for the three months ended March 31, 2024 and 2023, and its condensed consolidated cash flows for the three months ended March 31, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2024	December 31, 2023

Balance sheet items, except for equity accounts	7.095	7.0827

	Three Months Ended March 31,
	2024	2023

Items in the statements of operations and comprehensive loss	7.1028	6.8476

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	3,987	3,760
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	36
Provision for/(reverse of) credit loss during the period	280	223
Written off during the period	-	-
Exchange translation adjustments	(6)	51
Balance as of end of the period	4,261	4,070

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,559	617
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	155
Provision for credit loss during the period	21	78
Written off during the period	-	-
Exchange translation adjustments	-	-
Balance as of end of the period	1,580	850

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 are as follows:

Fair value measurement at reporting date using
	As of March 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
(Unaudited)

Warrant liabilities (Note 14)	-	-	-	-

Fair value measurement at reporting date using
	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 14)	-	-	-	-

g)	Reverse stock split

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except where otherwise specified, all number of shares, number of warrants, share prices, exercise prices and per share data in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively restated as if the Reverse Stock Split occurred at the beginning of the periods presented.

h)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	3,531	6,161
--online advertising placements	-	130
Blockchain-based SaaS services	-	25
Total revenues	$3,531	$6,316

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	3,531	6,316
Revenue recognized at a point in time	-	-
Total revenues	$3,531	$6,316

Contract balances

The table below summarized the movement of the Company’s contract liabilities for the three months ended March 31, 2024:

Contract liabilities
US$(’000)

Balance as of January 1, 2024	843
Exchange translation adjustment	(1)
Revenue recognized from beginning contract liability balances	(372)
Advances received from customers related to unsatisfied performance obligations	957
Balance as of March 31, 2024(Unaudited)	1,427

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, there were no revenue recognized from performance obligations that were satisfied in prior periods.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i)	Business combination

We account for our business combinations using the acquisition method in accordance with ASC Topic 805, Business Combinations. The acquisition method requires that the consideration transferred to be allocated to the assets, including separately identifiable assets and liabilities we acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations as of the acquisition date. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interests in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

Acquisition of Yi En (Beijing) Technology Co., Ltd.

In order to further diversify the channels of the Company’s internet advertising services and improve profitability, the Company acquired a 51% equity interest in Beijing Yi En for a cash consideration of RMB1.

The acquisition was using the acquisition method of accounting. Accordingly, the acquired assets and liabilities were recorded at their fair value at the date of acquisition. The purchase price allocation was based on a valuation analysis that utilized and considered generally accepted valuation methodologies such as the income and cost approach. The Group engaged a third-party valuation firm to assist with the valuation of assets acquired and liabilities assumed in this business combination. The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable judgment from management. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. The Company determine discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of assets, forecasted life cycle and forecasted cash flows over that period.

The table below presented the allocation of purchase price to the major classes of assets and liabilities acquired as of March 26, 2024 (the acquisition date of Beijing Yi En):

	Fair Value	Amortization Period
	US$(’000)	(Years)
	(Unaudited)
Cash and cash equivalents	9
Prepayment to suppliers	54
Other current liabilities	(147)
Goodwill	78
Acquired intangible assets
Customer Relationship	15	5
Related deferred tax liability	(4)
Total Value	$5

Purchase Price	-
Fair value of non-controlling interest	5
Total amount to be allocated	5

j)	Lease

As of March 31, 2024, there were no operating lease right-of-use assets and total operating lease liabilities recognized.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating lease expenses:

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Long-term operating lease contracts	22	133
Short-term operating lease contracts	12	6
Total	$34	$139

Supplemental information related to operating leases:

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	25	122
Weighted-average remaining lease term (years)	-	5.62
Weighted-average discount rate	-	6%

5.	Accounts receivable, net

	March 31, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,010	4,831
Allowance for credit loss	(4,261)	(3,987)
Accounts receivable, net	749	844

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the three months ended March 31, 2024 and 2023, the Company provided approximately US$0.28 million and US$0.22 million credit losses for its accounts receivable, respectively.

6.	Prepayments and deposit to suppliers

	March 31, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	911	911
Prepayments to advertising resources providers	3,831	3,136
Other deposits and prepayments	468	458
	5,210	4,505

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Other current assets

	March 31, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	4,097	4,097
Short-term loans interest receivables	341	250
Staff advances for business operations	11	5
Total other current assets	4,449	4,352
Allowance for credit loss	(1,580)	(1,558)
Other current assets, net	2,869	2,794

As of March 31, 2024, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023. In July 2023, the Company received a loan interest of US$0.02 million for the period from May 1, 2023 through July 31, 2023. On October 31, 2023, the Company agreed to further extend the term of this loan to September 30, 2024. On May 29, 2024, the Company received payment of approximately US$0.13 million, of which approximately US$0.06 million settled outstanding interest and approximately US$0.07 million settled the loan principal.

On January 11, 2023, the Company provided a short-term loan of US$2.0 million to another unrelated party. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, the Company extended the term of this loan for a six-month period to January 18, 2024. And on January 8, 2024, the Company further agreed to extend the term of the loan to January 18, 2025. For the quarter ended June 30, 2024, the Company received payment of US$0.77 million, of which approximately US$0.35 million settled outstanding interest and approximately US$0.42 million settled the loan principal.

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the three months ended March 31, 2024, the Company provided US$0.02 million credit losses on short-term loans provided to unrelated parties, respectively.

As of March 31, 2024, other current assets also included a US$0.62 million remaining outstanding balance of a short-term loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a short-term loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022. The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies. As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. In June 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company had engaged a law firm and prepared and sent a legal letter to Digital Sun in March 2023, and the Company intends to take further actions to safeguard its rights against the default, including but not limited to, arranging meetings with the management of Digital Sun to negotiate the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted. As of the date hereof, the Company has not received any formal responses from Digital Sun.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2024	794
Exchange translation adjustment	-
Cash investments during the year	-
Disposed during the year	-
Impairment losses provided during the year	-
Balance as of March 31, 2024 (Unaudited)	794

As of March 31, 2024, except for long-term investments which were fully impaired, the Company beneficially owned a 15.38%, 9.9%, 9.9% and 9% equity interest in each New Business Holdings Limited (“New Business”), Guangdong Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”) and Fu Meng Hui (Guangzhou) Management Consulting Co., Ltd. (“Fu Meng Hui”), respectively.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

For the three months ended March 31, 2024, the Company provided no impairment loss against its long-term investments.

9.	Property and equipment, net

	March 31, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	519	520
Office equipment	845	846
Electronic devices	570	571
Leasehold improvement	182	182
Property and equipment, cost	2,116	2,119
Less: accumulated depreciation	(1,929)	(1,904)
Property and equipment, net	187	215

Depreciation expenses for the three months ended March 31, 2024 and 2023 were approximately US$0.03 million and US$0.02 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Intangible assets, net

	As of March 31, 2024 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,308	(907)	(401)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Customer Relationship	15	-	-	15
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(2,397)	(1,010)	631
Bo!News application	338	(113)	(225)	-
Other computer software	110	(110)	-	-
Total	$9,673	$(5,285)	$(3,742)	$646

	As of December 31, 2023
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,311	(909)	(402)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(2,187)	(1,010)	841
Bo!News application	339	(113)	(226)	-
Other computer software	111	(111)	-	-
Total	$9,663	$(5,078)	$(3,744)	$841

Amortization expenses for the three months ended March 31, 2024 and 2023 were approximately US$0.21 million and US$0.30 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 0.85 years as of March 31, 2024, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.63 million for the year ending December 31, 2024, approximately US$0.003 million for the year ending December 31, 2025, approximately US$0.003 million for the year ending December 31, 2026, approximately US$0.003 million for the year ending December 31, 2027, approximately US$0.003 million for the year ending December 31, 2028, and approximately US$0.001 million for the year ending December 31, 2029.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Accrued payroll and other accruals

	March 31, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	113	67
Accrued operating expenses	290	283
	403	350

12.	Taxation

As of March 31, 2024 and December 31, 2023, taxes payable consists of:

	March 31, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,261	1,264
Enterprise income tax payable	1,928	1,930
Total taxes payable	3,189	3,194

For the three months ended March 31, 2024 and 2023, the Company’s income tax benefit/(expenses) consisted of:

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	-	-
Deferred	3	1
Income tax benefit	3	1

The Company’s deferred tax assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	10,884	10,745
Operating lease cost	-	1
Impairment on long-term investments	161	161
Impairment on intangible assets	571	571
Bad debts provision	1,298	1,226
Valuation allowance	(12,510)	(12,303)
Deferred tax assets, net	404	401

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$32.8 million and US$32.7 million as of March 31, 2024 and December 31, 2023, respectively The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$11 million and US$10.6 million as of March 31, 2024 and December 31, 2023, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$12.5 million and US$12.3 million valuation allowance as of March 31, 2024 and December 31, 2023, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2024 and 2023, the Company recorded approximately US$0.19 million and US$0.30 million deferred tax valuation allowance, respectively.

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

The Company issued warrants to certain institutional investors and the Company’s placement agent in the registered direct offerings consummated in February 2021 (the “2021 Financing”) and December 2020 (the “2020 Financing”) which warrants were accounted for as derivative liabilities and measured at fair value with changes in fair value be recorded in earnings in each reporting period. The warrants issued in the 2020 Financing expired during the year ended December 31, 2023.

Warrants issued in the 2021 Financing:

	2021 Investor Warrants		2021 Placement Agent Warrants
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Stock price	$1.02	$0.83	$1.02	$0.83
Years to maturity	0.4	0.6	0.4	0.6
Risk-free interest rate	5.39%	5.13%	5.39%	5.13%
Dividend yield	-	-	-	-
Expected volatility	111%	82%	111%	82%
Exercise Price	$17.95	$17.95	$22.4375	$22.4375

Fair value of the warrant	$-	$-	$-	$-

Warrant liabilities (US$’000)	$-	$-	$-	$-

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2021 Investor Warrants		2021 Placement Agent Warrants
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Stock price	$1.70	$0.46#	$1.70	$0.46#
Years to maturity	1.38	1.63	1.38	1.63
Risk-free interest rate	4.44%	4.625%	4.44%	4.625%
Dividend yield	-	-	-	-
Expected volatility	113%	99.74%	113%	99.74%
Exercise Price	$17.95	$3.59#	$22.4375	$4.4875#

Fair value of the warrant	$0.0937	$0.0329	$0.0727	$0.0256

Warrant liabilities (US$’000)	$49	$86	$5	$9

# To reflect the actual inputs used for the determination of fair value of the Warrants, the stock prices and exercise prices presented were not retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

Changes in fair value of warrant liabilities

Three Months Ended March 31, 2024 (Unaudited)

	As of March 31, 2024	As of December 31, 2023	Change in Fair Value (Gain)/Loss
	(US$’000)	(US$’000)	(US$’000)
Fair value of the Warrants:

Warrants issued in the 2021 Financing：
--Investor Warrants	-	-	-
--Placement Agent Warrants	-	-	-
Warrants issued in the 2020 Financing*:
--Investor Warrants	-	-	-
--Placement Agent Warrants	-	-	-
Warrant liabilities	-	-	-

Three Months Ended March 31, 2023 (Unaudited)

	As of March 31, 2023	As of December 31, 2022	Change in Fair Value (Gain)/Loss
	(US$’000)	(US$’000)	(US$’000)
Fair value of the Warrants:

Warrants issued in the 2021 Financing：
--Investor Warrants	49	86	(37)
--Placement Agent Warrants	5	9	(4)
Warrants issued in the 2020 Financing*:
--Investor Warrants	25	76	(51)
--Placement Agent Warrants	5	14	(9)
Warrant liabilities	84	185	(101)

* The investor and placement agent warrants issued in 2020 expired during the year ended December 31, 2023.

Warrants issued and outstanding as of March 31, 2024 and their movements during the three months then ended are as follows:

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2024	594,168	0.63	$18.50	594,168	0.63	$18.50
Granted/Vested	-			-
Exercised	-			-
Balance, March 31, 2024 (Unaudited)	594,168	0.38	$18.50	594,168	0.38	$18.50

15.	Restricted net assets

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of March 31, 2024 and December 31, 2023, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.36 million and US$13.41 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.03 million and US$0.04 million for the three months ended March 31, 2024 and 2023, respectively.

17.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of March 31, 2024, 43% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 57% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the three months ended March 31, 2024 and 2023, respectively:

	Customer A	Customer B	Customer C	Customer D
Three Months Ended March 31, 2024
Revenues, customer concentration risk	-	*	*	*

Three Months Ended March 31, 2023
Revenues, customer concentration risk	*	*	*	*

As of March 31, 2024
Accounts receivable, customer concentration risk	*	31%	43%	22%

As of December 31, 2023
Accounts receivable, customer concentration risk	11%	*	56%	19%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the three months ended March 31, 2024 and 2023, respectively:

	Supplier A	Supplier B	Supplier C
Three Months Ended March 31, 2024
Cost of revenues, supplier concentration risk	50%	12%	-

Three Months Ended March 31, 2023
Cost of revenues, supplier concentration risk	78%	-	14%

* Less than 10%.

- No transaction incurred for the reporting period.

18.	Commitments and contingencies

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

Three Months Ended March 31, 2024 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	3,531	-	-	-	-	3,531
Cost of revenues	3,459	-	-	-	-	3,459
Total operating expenses	370	3	210	411	-	994
Depreciation and amortization expense included in cost of revenues and total operating expenses	8	-	210	20	-	238
Operating loss	(298)	(3)	(210)	(411)	-	(922)

Change in fair value of warrant liabilities	-	-	-	-	-	-

Net loss	(308)	(3)	(210)	(329)	-	(850)

Total assets-March 31, 2024	7,994	144	631	35,227	(32,592)	11,404
Total assets-December 31, 2023	7,966	144	841	34,867	(32,585)	11,233

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2023 (Unaudited)

	Internet Ad and related services	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)	US$(‘000)

Revenues	6,291	-	25	-	-	6,316
Cost of revenues	6,420	-	210	-	-	6,630
Total operating expenses	349	4	-	645 (1)	-	998
Depreciation and amortization expense included in cost of revenues and total operating expenses	91	-	210	21	-	322
Operating loss	(478)	(4)	(185)	(645)	-	(1,312)

Change in fair value of warrant liabilities	-	-	-	101	-	101

Net loss	(482)	(1)	(186)	(474)		(1,143)

(1)	Including approximately US$0.04 million share-based compensation expenses.

20.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(850)	$(1,143)

Weighted average number of common shares outstanding -Basic and diluted	7,204,506	7,174,506

Loss per share -Basic and diluted	$(0.12)	$(0.16)

For the three months ended March 31, 2024 and 2023, the diluted loss per share calculation did not include any outstanding warrants to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Share-based compensation expenses

For the three months ended March 31, 2024, the Company did not record any share-based compensation expenses.

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

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-
General and administrative expenses	-	35
Research and development expenses	-	-
Total	-	35

22.	Subsequent events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements services on our web portals, provision of ecommerce O2O advertising and marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients. Beginning in early 2022, we introduced our SaaS services to customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 4 “Summary of significant accounting policies” to our audited financial statements in our 2023 Form 10-K.

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

A.      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2024	2023
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues	$3,531	$6,316
Cost of revenues	3,459	6,630
Gross (loss)/profit	72	(314)

Operating expenses
Sales and marketing expenses	79	48
General and administrative expenses	915	932
Research and development expenses	-	18
Total operating expenses	994	998

Loss from operations	(922)	(1,312)

Other income/(expenses)
Interest income	91	72
Other expenses, net	(22)	(5)
Change in fair value of warrant liabilities	-	101
Total other income	69	168

Loss before income tax benefit	(853)	(1,144)
Income tax benefit	3	1
Net loss	$(850)	$(1,143)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2024		2023
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$6	0.2%	$130	2.1%
-Distribution of the right to use search engine marketing service	3,525	99.8%	6,161	97.5%
Internet advertising and related services	3,531	100%	6,291	99.6%
Blockchain-based SaaS services	-	-	25	0.4%
Total	$3,531	100%	$6,316	100%

Total Revenues: Our total revenues decreased to US$3.53 million for the three months ended March 31, 2024 from US$6.32 million for the same period last year, which was primarily due to the decrease in revenues from our Internet advertising and related data services business category.

●

Internet advertising revenues for the three months ended March 31, 2024 was approximately US$0.006 million, compared with US$0.13 million for the three months ended March 31, 2023. The decrease primarily resulted from the Company’s shifting of its focus towards business segments that offer higher growth opportunities.

●

Revenues from distribution of the right to use search engine marketing service, i.e., our main stream of service revenue, was approximately US$3.53 million and US$6.16 million for the three months ended March 31, 2024 and 2023, respectively. The decline in revenue from this business category was primarily attributable to switching suppliers, causing delays in service delivery in the three months ended March 31, 2024. The Company changed its primary supplier of search engine marketing services in order to improve its profitability.

●

For the three months ended March 31, 2024, we did not recognize any revenue from our Blockchain-based SaaS services, compared with approximately US$0.03 million for the three months ended March 31, 2023.

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

	Three Months Ended March 31,
	2024			2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$6	$6	-	$130	$103	20.8%
-Distribution of the right to use search engine marketing service	3,525	3,453	2%	6,161	6,317	-2.5%
Internet advertising and related services	3,531	3,459	2%	6,291	6,420	-2.1%
Blockchain-based SaaS services	-	-	-	25	210	-740%
Total	$3,531	$3,459	2%	$6,316	$6,630	-5%

Cost of revenues: our total cost of revenues decreased to US$3.46 million for the three months ended March 31, 2024 from US$6.63 million for the three months ended March 31, 2023. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, amortization of software platform development cost and other direct costs associated with providing our services. The decrease in our total cost of revenues for the three months ended March 31, 2024 was primarily due to the decrease in cost related to providing Internet advertising and related data services on our ad portals, which was in line with the decrease in the related revenues as discussed above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the three months ended March 31, 2024, our total cost of revenues for Internet advertising and data service decreased to US$0.006 million from US$0.10 million for the three months ended March 31, 2023, which was in line with the decrease in revenues as discussed in the revenues section above. The gross margin rate of our Internet advertising and data service was 0% and 21% for the three months ended March 31, 2024 and 2023, respectively.

●

Costs for distribution of the right to use search engine marketing service represented the direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou). We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the three months ended March 31, 2024 and 2023, our total cost of revenues for distribution of the right to use search engine marketing service was US$3.45 million and US$6.32 million, respectively. This decrease in costs was in line with the decline in revenues discussed earlier in the revenues section. The gross margin rate for this service increased to 2% for the three months ended March 31, 2024 from -2.5% for the same period last year. As mentioned in the revenues section, the Company changed its primary supplier of search engine marketing services in order to improve its profitability, which resulted in service delivery delays.

●	For the three months ended March 31, 2024, we did not recognize any cost for our Blockchain-based SaaS services, compared with approximately US$0.21 million for the three months ended March 31, 2023.

Gross (loss)/profit

As a result of the foregoing, we incurred a gross profit of approximately US$0.07 million for the three months ended March 31, 2024, compared with a gross loss of approximately US$0.31 million generated for the three months ended March 31, 2023. Our overall gross margin rate increased to 2% for the three months ended March 31, 2024, compared with -5% for the three months ended March 31, 2023. The gross profit and the increase in overall gross margin were primarily due to the improved gross margins of our main stream service revenues, i.e., distribution of the right to use search engine marketing services, which accounted for approximately 99.8% of our total revenues for the three months ended March 31, 2024, to 2%, compared with the -2.5% gross margin rate in the same period last year.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2024		2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$3,531	100%	$6,316	100%
Gross profit/(loss)	72	2%	(314)	-5%

Sales and marketing expenses	79	2%	48	1%
General and administrative expenses	915	26%	932	15%
Research and development expenses	-	-	18	0.3%
Total operating expenses	$994	28%	$998	16%

Operating expenses: Our total operating expenses was approximately US$1.00 million and US$1.00 million for the three months ended March 31, 2024 and 2023, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.08 million and US$0.05 million for the three months ended March 31, 2024 and 2023, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development and promotion of our services, staff salaries, staff benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues.

●

General and administrative expenses: General and administrative expenses was US$0.92 million and US$0.93 million for the three months ended March 31, 2024 and 2023, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for credit losses, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the three months ended March 31, 2024, the changes in our general and administrative expenses was primarily due to the decrease in general administrative expenses of approximately US$0.02 million, as a result of the cost reduction plan executed by management during the first fiscal quarter of 2024.

●

Research and development expenses: For the three months ended March 31, 2024, we did not recognize any research and development expenses, compared with US$0.02 million for the three months ended March 31, 2023. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the three months ended March 31, 2024, the decrease in our research and development expenses was primarily due to a reduction in headcount in our research and development department, compared with that for the same period last year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$0.92 million and US$1.31 million for the three months ended March 31, 2024 and 2023, respectively.

Interest income: For the three months ended March 31, 2024 and 2023, we recognized an approximately US$0.09 million and US$0.07 million interest income, respectively, which was primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Change in fair value of warrant liabilities: We issued warrants in various financing activities, and we determined that the warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). For the three months ended March 31, 2024, we did not recognize any gain of change in fair value of these warrant liabilities, compared with approximately US$0.10 million for the three months ended March 31, 2023.

Loss before income tax benefit:  As a result of the foregoing, our loss before income tax benefit was approximately US$0.85 million and US$1.14 million for the three months ended March 31, 2024 and 2023, respectively.

Income Tax benefit: For the three months ended March 31, 2024 and 2023, we recognized approximately US$0.003 million and US$0.001 million, respectively, in income tax benefits. These benefits were related to the net operating loss incurred by one of our operating VIEs for each respective period. We anticipate these losses will likely be utilized against future earnings of this entity.

Net loss: As a result of the foregoing, for the three months ended March 31, 2024 and 2023, we incurred a net loss of approximately US$0.85 million and US$1.14 million, respectively.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of March 31, 2024 and December 31, 2023, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$13.36 million and US$13.41 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Three Months Ended March 31, 2024 and 2023

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2024, we had cash and cash equivalents of approximately US$0.47 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	Amounts in thousands of US dollars

Net cash used in operating activities	$(353)	$(916)
Net cash provided by/(used in) investing activities	9	(1,877)
Net cash provided by financing activities	-	-
Effect of foreign currency exchange rate changes	(6)	(6)
Net decrease in cash and cash equivalents	$(350)	$(2,799)

Net cash used in operating activities

For the three months ended March 31, 2024, our net cash used in operating activities of approximately US$0.35 million were primarily attributable to:

(1)

net loss excluding approximately US$0.24 million of non-cash expenses of depreciation and amortizations; approximately US$0.02 million of amortization of operating lease right-of-use assets; approximately US$0.30 million of provision for allowance for credit losses; approximately US$0.003 million of deferred tax benefit; and approximately US$0.09 million of other non-operating income, yielded the non-cash and non-operating items excluded net loss of approximately US$0.38 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payables increased by approximately US$0.07 million

-	advances from customers increased by approximately US$0.58 million;

-	accrued payroll and other accruals increased by approximately US$0.05 million; and

-	other current liabilities increased by approximately US$0.20 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.19 million;

-	prepayment and deposit to suppliers increased by approximately US$0.65 million;

-	other current assets increased by approximately US$0.005 million; and

-	operating lease liabilities decreased by approximately US$0.02 million in the aggregate, primarily due to settlement of these liabilities during the period.

For the three months ended March 31, 2023, our net cash used in operating activities of approximately US$0.92 million were primarily attributable to:

(4)

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

Net cash used in investing activities

During the three months ended March 31, 2024, we acquired cash of approximately US$0.009 million through the acquisition of a 51% equity interest in Beijing Yi En. This transaction contributed to a net cash inflow from investing activities of approximately US$0.009 million for the three months ended March 31, 2024.

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

Net cash provided by/(used in) financing activities

For both the three months ended March 31, 2024 and 2023, no cash was provided by or used in financing activities.

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

In addition, in order to further develop our core business, i.e., our Internet advertising and related data service business, broaden and diversify the online marketing channels for customers, reinforce our industry competitive advantage and secure our client base, we are actively seeking target companies with complementary online marketing resources for acquisition and/or joint ventures cooperation. In March 2024, the Company acquired a 51% equity interest in Yi En (Beijing) Technology Co., Ltd. at a total consideration of RMB1 to expand our internet advertising and the distribution of the right to use search engine marketing services in the PRC with the expectation that the acquisition can synergize with our existing businesses and provide economies of scale that will generate operating profits and additional cash inflow in the next 12 months.

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

The unaudited condensed consolidated financial statements as of March 31, 2024 have been prepared under the assumption that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. Our ability to continue as a going concern is dependent upon our uncertain ability to increase gross profit margin and reduce operating loss from our core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of March 31, 2024 do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on the financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: July 29, 2024	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)