Form 10-Q
period 2024-06-30
ZW Data Action Technologies Inc.
filed 2024-08-16
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 16, 2024, the registrant had 7,204,506 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.     Interim Financial Statements

The Public Company Accounting Oversight Board (the “PCAOB”) had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections over our auditor deprived our investors of the benefits of such inspections.

Our auditor, ARK Pro CPA & Co. (“ARK”), the independent registered public accounting firm that issues the audit report in our SEC filings, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is located in Hong Kong Special Administrative Region of the PRC ("Hong Kong"), China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations before 2022. As a result, we and investors in our securities were deprived of the benefits of such PCAOB inspections. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong in 2022. However, the inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China mainland and Hong Kong that have been subject to the PCAOB inspections, which could cause investors and potential investors in our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	June 30, 2024	December 31, 2023
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$510	$817
Accounts receivable, net of allowance for credit loss of $4,657 and $3,987, respectively	1,178	844
Prepayment and deposit to suppliers	5,323	4,505
Other current assets, net	2,362	2,794
Total current assets	9,373	8,960

Long-term investments	397	794
Operating lease right-of-use assets	-	22
Property and equipment, net	158	215
Intangible assets, net	435	841
Goodwill	78	-
Deferred tax assets, net	402	401
Total Assets	$10,843	$11,233

Liabilities and Equity
Current liabilities:
Accounts payable *	$338	$201
Advance from customers *	976	843
Accrued payroll and other accruals *	167	350
Taxes payable *	3,178	3,194
Operating lease liabilities *	-	24
Lease payment liability related to short-term leases *	99	99
Other current liabilities *	666	144
Warrant liabilities	-	-
Total current liabilities	5,424	4,855

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2024	December 31, 2023
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liabilities *	3	-
Long-term borrowing from a related party	123	124
Total Liabilities	5,550	4,979

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 20,000,000 shares; issued and outstanding 7,204,506 shares at June 30, 2024 and December 31, 2023)	7	7
Additional paid-in capital	62,067	62,067
Statutory reserves	2,598	2,598
Accumulated deficit	(60,756)	(59,690)
Accumulated other comprehensive income	1,318	1,272
Total shareholders’ equity	5,234	6,254
Noncontrolling interests	59	-
Total equity	5,293	6,254

Total Liabilities and Equity	$10,843	$11,233

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$9,951	$16,136	$6,420	$9,820
Cost of revenues	9,551	16,561	6,092	9,931
Gross (loss)/ profit	400	(425)	328	(111)

Operating expenses
Sales and marketing expenses	133	93	54	45
General and administrative expenses	1,490	2,112	575	1,180
Research and development expenses	-	18	-	-
Total operating expenses	1,623	2,223	629	1,225

Loss from operations	(1,223)	(2,648)	(301)	(1,336)

Other income/(expenses)
Interest income	167	151	76	79
Other expenses, net	(28)	(14)	(6)	(9)
Impairment on long-term investment	(2)	(209)	(2)	(209)
Change in fair value of warrant liabilities	-	172	-	71
Total other income/(expenses)	137	100	68	(68)

Loss before income tax benefit/(expense) and noncontrolling interests	(1,086)	(2,548)	(233)	(1,404)
Income tax benefit/(expenses)	4	2	1	1
Net loss	$(1,082)	$(2,546)	$(232)	$(1,403)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS（CONTINUED）

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,082)	$(2,546)	$(232)	$(1,403)
Net loss attributable to noncontrolling interests	16	-	16	-
Net loss attributable to ZW Data Action Technologies Inc.	(1,066)	(2,546)	(216)	(1,403)

Net loss	$(1,082)	$(2,546)	$(232)	$(1,403)
Foreign currency translation income/(loss)	46	202	39	283
Comprehensive Loss	(1,036)	(2,344)	(193)	(1,120)
Comprehensive income attributable to noncontrolling interests	16	-	16	-
Comprehensive loss attributable to ZW Data action Technologies Inc.	(1,020)	(2,344)	(177)	(1,120)

Loss per share
Loss per common share
Basic and diluted	$(0.15)	$(0.35)	$(0.03)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	7,204,506	7,185,114	7,204,506	7,195,605

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2024	2023
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,082)	$(2,546)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	476	645
Amortization of operating lease right-of-use assets	22	208
Share-based compensation expenses	-	83
Impairment on long-term investments	2	209
Loss on disposal of fixed assets	3	3
Provision for allowances for credit losses	647	455
Change in fair value of warrant liabilities	-	(172)
Deferred Taxes	(4)	(2)
Other non-operating (income)/losses	(167)	(150)
Changes in operating assets and liabilities
Accounts receivable	(1,032)	588
Prepayment and deposit to suppliers	(379)	86
Other current assets	(5)	-
Accounts payable	138	6
Advance from customers	138	208
Accrued payroll and other accruals	(186)	(303)
Other current liabilities	420	23
Taxes payable	3	(7)
Operating lease liabilities	(24)	(196)
Net cash used in operating activities	(1,030)	(862)

Cash flows from investing activities
Purchases of vehicles and office equipment	(3)	-
Investment and advance to ownership investee entities	(2)	(43)
Net proceeds from disposal of long-term investments	147	433
Cash acquired during the period	9	-
Deposit for other investing contracts	(401)	-
Short-term loans to unrelated parties	-	(2,000)
Repayment of short-term loans and interest income from unrelated parties	901	148
Net cash provided by/(used in) investing activities	651	(1,462)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Capital contribution from noncontrolling interest	70	-
Net cash provided by financing activities	70	-

Effect of exchange rate fluctuation on cash and cash equivalents	2	(67)

Net decrease in cash and cash equivalents	(307)	(2,391)

Cash and cash equivalents at beginning of the period	817	4,391
Cash and cash equivalents at end of the period	$510	$2,000

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2024

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non- controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2024	7,204,506	$7	$62,067	$2,598	$(59,690)	$1,272	$-	$6,254
Noncontrolling equity interests in an acquired VIE	-	-	-	-	-	-	5	5
Net loss for the period	-	-	-	-	(850)	-	-	(850)
Foreign currency translation adjustment	-	-	-	-	-	7	-	7
Balance, March 31, 2024 (unaudited)	7,204,506	$7	$62,067	$2,598	$(60,540)	$1,279	$5	$5,416
Capital contribution from noncontrolling interests	-	-	-	-	-	-	70	70
Net loss for the period	-	-	-	-	(216)	-	(16)	(232)
Foreign currency translation adjustment	-	-	-	-	-	39	-	39
Balance, June 30, 2024 (unaudited)	7,204,506	$7	$62,067	$2,598	$(60,756)	$1,318	$59	$5,293

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138	$367
Accounts receivable, net	428	844
Prepayment and deposit to suppliers	2,434	2,005
Other current assets, net	6	2
Total current assets	3,006	3,218

Goodwill, net	78	-
Intangible assets, net	14	-
Property and equipment, net	110	139
Deferred tax assets, net	402	401
Total Assets	$3,610	$3,758

Liabilities
Current liabilities:
Accounts payable	$338	$201
Advance from customers	976	843
Accrued payroll and other accruals	44	37
Taxes payable	2,542	2,555
Lease payment liability related to short-term leases	99	99
Other current liabilities	720	56
Total current liabilities	4,719	3,791

Long-term liabilities:
Deferred tax liabilities	3	-
Total Liabilities	$4,722	$3,791

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$9,201	$15,941	$5,670	$9,793
Cost of revenues	(9,131)	(16,048)	(5,672)	(9,721)
Total operating expenses	(1,112)	(743)	(615)	(373)
Net loss	(1,067)	(1,067)	(623)	(517)

3.	Liquidity and Capital Resources

The Company incurred operating losses and may continue to incur operating losses, and as a result, to generate negative cash flows as the Company implements its future business plan. For the six months ended June 30, 2024, the Company incurred a loss from operations of US$1.22 million and a net operating cash outflow of US$1.03 million. As of June 30, 2024, the Company had cash and cash equivalents of US$0.51 million and working capital of US$3.95 million, compared with approximately US$0.82 million and US$4.11 million as of December 31, 2023, respectively.

The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management, and negotiate with major suppliers for more favorable payment terms, all of which will help to substantially increase the cashflows from operations. In addition, to further improve its liquidity, the Company plans to reduce its operating costs through optimizing the personnel structure among different offices, and reduce its office leasing spaces, if needed. Beginning in early 2022, the Company introduced its SaaS services to customers. The Company’s SaaS services are provided based on technologies of its self-developed Blockchain Integrated Framework (“BIF”) platform. The BIF platform enables the Company’s clients to utilize the BIF platform as an enterprise management software to record, share and storage operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their IPs and certificates. While the revenues from the new SaaS services business and its profitability have not met the Company’s expectations, the Company still expects these services to generate positive cash flow and improve liquidity since they rely on technologies of its self-developed software platform, thus reducing the need for substantial cash outflow to third-party service providers. Revenues from our new SaaS services business was $0.75 million for the six months ended June 30, 2024.

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

The unaudited condensed consolidated financial statements as of June 30, 2024 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of June 30, 2024 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of June 30, 2024 and for the six and three months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC (the “2023 Form 10-K”) on June 28, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2024, its condensed consolidated results of operations for the six and three months ended June 30, 2024 and 2023, and its condensed consolidated cash flows for the six months ended June 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2024	December 31, 2023

Balance sheet items, except for equity accounts	7.1268	7.0827

	Six Months Ended June 30,
	2024	2023

Items in the statements of operations and comprehensive loss	7.1051	6.9291

	Three Months Ended June 30,
	2024	2023

Items in the statements of operations and comprehensive loss	7.1074	6.9806

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the six and three months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	3,987	3,760	4,261	4,070
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	36	-	-
Provision for/(reverse of) credit loss during the period	694	40	414	(183)
Written off during the period	-	-	-	-
Exchange translation adjustments	(24)	(121)	(18)	(172)
Balance as of end of the period	4,657	3,715	4,657	3,715

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,559	617	1,580	850
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	155	-	-
Provision for/(reverse of) credit loss during the period	(47)	415	(68)	337
Written off during the period	-	-	-	-
Exchange translation adjustments	-	-	-	-
Balance as of end of the period	1,512	1,187	1,512	1,187

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 are as follows:

Fair value measurement at reporting date using
	As of June 30, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
(Unaudited)

Warrant liabilities (Note 14)	-	-	-	-

Fair value measurement at reporting date using
	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 14)	-	-	-	-

g)	Reverse stock split

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

h)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	9,201	15,804	5,670	9,643
--online advertising placements	-	282	-	152
Blockchain-based SaaS services	750	50	750	25
Total revenues	$9,951	$16,136	$6,420	$9,820

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	9,201	16,086	5,670	9,795
Revenue recognized at a point in time	750	50	750	25
Total revenues	$9,951	$16,136	$6,420	$9,820

Contract balances

The table below summarized the movement of the Company’s contract liabilities for the six months ended June 30, 2024:

Contract liabilities
US$(’000)

Balance as of January 1, 2024	843
Exchange translation adjustment	(5)
Revenue recognized from beginning contract liability balances	(411)
Advances received from customers related to unsatisfied performance obligations	549
Balance as of June 30, 2024(Unaudited)	976

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the six and three months ended June 30, 2024 and 2023.

For the six and three months ended June 30, 2024 and 2023, there were no revenue recognized from performance obligations that were satisfied in prior periods.

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

Acquisition of Yi En (Beijing) Technology Co., Ltd.

In order to further diversify the channels of the Company’s internet advertising services and improve profitability, the Company acquired a 51% equity interest in Yi En (Beijing) Technology Co., Ltd. (“Beijing Yi En”) for a cash consideration of RMB1.

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

As of June 30, 2024, there were no operating lease right-of-use assets and total operating lease liabilities recognized.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating lease expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	22	261	-	128
Short-term operating lease contracts	30	14	18	8
Total	$52	$275	$18	$136

Supplemental information related to operating leases:

	Six Months Ended June 30,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	25	264
Weighted-average remaining lease term (years)	-	5.51
Weighted-average discount rate	-	6%

5.	Accounts receivable, net

	June 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,835	4,831
Allowance for credit loss	(4,657)	(3,987)
Accounts receivable, net	1,178	844

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the six and three months ended June 30, 2024, the Company provided approximately US$0.69 million and US$0.41 million credit losses for its accounts receivable, respectively. For the six and three months ended June 30, 2023, the Company provided approximately US$0.04 million and reversed approximately US$0.18 million credit losses for its accounts receivable, respectively.

6.	Prepayments and deposit to suppliers

	June 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	909	911
Prepayments to advertising resources providers	3,499	3,136
Deposits for investing activities	401	-
Other deposits and prepayments	514	458
	5,323	4,505

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Other current assets

	June 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Consideration receivable related to sales of equity interest in an investee entity	250	-
Short-term loans to unrelated parties	3,605	4,097
Short-term loans interest receivables	8	250
Staff advances for business operations	10	5
Total other current assets	3,873	4,352
Allowance for credit loss	(1,511)	(1,558)
Other current assets, net	2,362	2,794

As of June 30, 2024, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

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

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the six and three months ended June 30, 2024, the Company reversed US$0.05 million and US$0.07 million credit losses on short-term loans provided to unrelated parties, respectively.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2024, other current assets also included a US$0.62 million remaining outstanding balance of a short-term loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a short-term loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022. The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies. As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. In June 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company had engaged a law firm and prepared and sent a legal letter to Digital Sun in March 2023, and the Company intends to take further actions to safeguard its rights against the default, including but not limited to, arranging meetings with the management of Digital Sun to negotiate the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted. As of the date hereof, the Company has not received any formal responses from Digital Sun.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2024	794
Exchange translation adjustment	-
Cash investments during the year	2
Disposed during the year	(397)
Impairment losses provided during the year	(2)
Balance as of June 30, 2024 (Unaudited)	397

As of June 30, 2024, except for long-term investments which were fully impaired, the Company beneficially owned a 7.69%, 9.9%, 9.9% and 9% equity interest in each New Business Holdings Limited (“New Business”), Guangdong Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”) and Fu Meng Hui (Guangzhou) Management Consulting Co., Ltd. (“Fu Meng Hui”), respectively.

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

For the six months ended June 30, 2024, the Company provided $0.002 million in impairment loss against its long-term investments.

9.	Property and equipment, net

	June 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	446	520
Office equipment	841	846
Electronic devices	567	571
Leasehold improvement	180	182
Property and equipment, cost	2,034	2,119
Less: accumulated depreciation	(1,876)	(1,904)
Property and equipment, net	158	215

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expenses for the six months ended June 30, 2024 and 2023 were approximately US$0.06 million and US$0.05 million, respectively. Depreciation expenses for the three months ended June 30, 2024 and 2023 were approximately US$0.03 million and US$0.03 million, respectively.

10.	Intangible assets, net

	As of June 30, 2024 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,302	(903)	(399)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Customer Relationship	15	(1)	-	14
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(2,607)	(1,010)	421
Bo!News application	337	(112)	(225)	-
Other computer software	110	(110)	-	-
Total	$9,666	$(5,491)	$(3,740)	$435

	As of December 31, 2023
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,311	(909)	(402)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(2,187)	(1,010)	841
Bo!News application	339	(113)	(226)	-
Other computer software	111	(111)	-	-
Total	$9,663	$(5,078)	$(3,744)	$841

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses for the six months ended June 30, 2024 and 2023 were approximately US$0.42 million and US$0.6 million, respectively. Amortization expenses for the three months ended June 30, 2024 and 2023 were approximately US$0.21 million and US$0.30 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 0.88 years as of June 30, 2024, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.42 million for the year ending December 31, 2024, approximately US$0.003 million for the year ending December 31, 2025, approximately US$0.003 million for the year ending December 31, 2026, approximately US$0.003 million for the year ending December 31, 2027, approximately US$0.003 million for the year ending December 31, 2028, and approximately US$0.001 million for the year ending December 31, 2029.

11.	Accrued payroll and other accruals

	June 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	109	67
Accrued operating expenses	58	283
	167	350

12.	Taxation

As of June 30, 2024 and December 31, 2023, taxes payable consists of:

	June 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,258	1,264
Enterprise income tax payable	1,920	1,930
Total taxes payable	3,178	3,194

For the six and three months ended June 30, 2024 and 2023, the Company’s income tax benefit/(expenses) consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	-
Deferred	4	2	1	1
Income tax benefit/(expenses)	4	2	1	1

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	10,934	10,745
Operating lease cost	-	1
Impairment on long-term investments	110	161
Impairment on intangible assets	570	571
Bad debts provision	1,386	1,226
Valuation allowance	(12,598)	(12,303)
Deferred tax assets, net	402	401

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$32.9 million and US$32.7 million as of June 30, 2024 and December 31, 2023, respectively The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$11.5 million and US$10.6 million as of June 30, 2024 and December 31, 2023, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$12.6 million and US$12.3 million valuation allowance as of June 30, 2024 and December 31, 2023, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the six and three months ended June 30, 2024, the Company recorded approximately US$0.30 million and US$0.11 million deferred tax valuation allowance, respectively. For the six and three months ended June 30, 2023, the Company recorded approximately US$0.56 million and US$0.26 million deferred tax valuation allowance, respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants issued in the 2021 Financing:

	2021 Investors Warrants			2021 Placement Agent Warrants
	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2024	March 31, 2024	December 31, 2023

Stock price	$0.76	$1.02	$0.83	$0.76	$1.02	$0.83
Years to maturity	0.1	0.4	0.6	0.1	0.4	0.6
Risk-free interest rate	5.47%	5.39%	5.13%	5.47%	5.39%	5.13%
Dividend yield	-	-	-	-	-	-
Expected volatility	75%	111%	82%	75%	111%	82%
Exercise Price	$17.95	$17.95	$17.95	$22.4375	$22.4375	$22.4375

Fair value of the warrant	$-	$-	$-	$-	$-	$-

Warrant Liabilities (US$’000)	$-	$-	$-	$-	$-	$-

	2021 Investors Warrants			2021 Placement Agent Warrants
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2023	March 31, 2023	December 31, 2022

Stock price	$1.27	$1.70	$ 0.46#	$1.27	$1.70	$ 0.46#
Years to maturity	1.13	1.38	1.63	1.13	1.38	1.63
Risk-free interest rate	5.34%	4.44%	4.625%	5.34%	4.44%	4.625%
Dividend yield	-	-	-	-	-	-
Expected volatility	112%	113%	99.74%	112%	113%	99.74%
Exercise Price	$17.95	$17.95	$ 3.59#	$22.4375	$22.4375	$ 4.4875#

Fair value of the warrant	$0.0232	$0.0937	$0.0329	$0.0157	$0.0727	$0.0256

Warrant Liabilities (US$’000)	$12	$49	$86	$1	$5	$9

Warrants issued in the 2020 Financing:

	2020 Investors Warrants			2020 Placement Agent Warrants
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2023	March 31, 2023	December 31, 2022

Stock price	$1.27	$1.70	$ 0.46#	$1.27	$1.70	$ 0.46#
Years to maturity	0.45	0.70	0.95	0.45	0.70	0.95
Risk-free interest rate	5.46%	4.80%	4.716%	5.46%	4.80%	4.716%
Dividend yield	-	-	-	-	-	-
Expected volatility	94%	125%	115.61%	94%	125%	115.61%
Exercise Price	$10.15	$10.15	$ 2.03#	$10.15	$10.15	$ 2.03#

Fair value of the warrant	$0.000	$0.0731	$0.0439	$0.000	$0.0760	$0.0456

Warrant Liabilities (US$’000)	$-	$25	$76	$-	$5	$14

# To reflect the actual inputs used for the determination of fair value of the Warrants, the stock prices and exercise prices presented were not retrospectively restated for effect of the 1-for-5 reverse stock split effective on January 18, 2023, see Note 4(g).

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in fair value of warrant liabilities

Six and Three Months Ended June 30, 2024 (Unaudited)

Change in Fair Value (gain)/loss
	As of June 30, 2024	As of March 31, 2024	As of December 31, 2023	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	-	-	-	-	-
--Placement Agent Warrants	-	-	-	-	-
Warrants issued in the 2020 Financing:
--Investor Warrants	-	-	-	-	-
--Placement Agent Warrants	-	-	-	-	-
Warrant Liabilities	-	-	-	-	-

Six and Three Months Ended June 30, 2023 (Unaudited)

				Change in Fair Value (gain)/loss
	As of June 30, 2023	As of March 31, 2023	As of December 31, 2022	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023
	(US$’000)	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Warrants issued in the 2021 Financing:
--Investor Warrants	12	49	86	(74)	(37)
--Placement Agent Warrants	1	5	9	(8)	(4)
Warrants issued in the 2020 Financing:
--Investor Warrants	-	25	76	(76)	(25)
--Placement Agent Warrants	-	5	14	(14)	(5)
Warrant Liabilities	13	84	185	(172)	(71)

Warrants issued and outstanding as of June 30, 2024 and their movements during the six months then ended are as follows:

	Warrant Outstanding			Warrant Exercisable
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2024	594,168	0.63	$18.50	594,168	0.63	$18.50
Granted/Vested	-			-
Exercised	-			-
Balance, June 30, 2024 (Unaudited)	594,168	0.13	$18.50	1,000,343	0.13	$18.50

15.	Restricted net assets

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of June 30, 2024 and December 31, 2023, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.31 million and US$13.41 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.05 million and US$0.08 million for the six months ended June 30, 2024 and 2023, respectively. The total amounts for such employee benefits were approximately US$0.02 million and US$0.04 million for the three months ended June 30, 2024 and 2023, respectively.

17.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of June 30, 2024, 64% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 36% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the six and three months ended June 30, 2024 and 2023, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G	Customer H

Six Months Ended June 30, 2024
Revenues, customer concentration risk	-	*	*	*	-	*	*	*

Three Months Ended June 30, 2024
Revenues, customer concentration risk	-	*	-	*	-	*	*	*

Six Months Ended June 30, 2023
Revenues, customer concentration risk	*	*	*	*	12%	-	-	-

Three Months Ended June 30, 2023
Revenues, customer concentration risk	*	*	*	*	14%	-	-	-

As of June 30, 2024
Accounts receivable, customer concentration risk	*	17%	*	13%	-	21%	21%	21%

As of December 31, 2023
Accounts receivable, customer concentration risk	11%	*	56%	19%	-	-	-	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the six and three months ended June 30, 2024 and 2023, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D

Six Months Ended June 30, 2024
Cost of revenues, supplier concentration risk	43%	16%	13%	-

Three Months Ended June 30, 2024
Cost of revenues, supplier concentration risk	40%	18%	20%	-

Six Months Ended June 30, 2023
Cost of revenues, supplier concentration risk	74%	*	-	13%

Three Months Ended June 30, 2023
Cost of revenues, supplier concentration risk	71%	*	-	22%

* Less than 10%.

- No transaction incurred for the reporting period.

18.	Commitments and contingencies

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2024 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	9,201	-	750	-	-	9,951
Cost of revenues	9,131	-	420	-	-	9,551
Total operating expenses	883	7	-	733	-	1,623
Depreciation and amortization expense included in cost of revenues and total operating expenses	16	-	420	40	-	476
Operating income/(loss)	(813)	(7)	330	(733)	-	(1,223)

Impairment on long-term investments	-	-	-	(2)	-	(2)

Net income/(loss)	(828)	(7)	330	(577)	-	(1,082)

Total assets-June 30, 2024	7,657	147	1,171	34,308	(32,440)	10,843
Total assets-December 31, 2023	7,966	144	841	34,867	(32,585)	11,233

Three Months Ended June 30, 2024 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	5,670	-	750	-	-	6,420
Cost of revenues	5,672	-	420	-	-	6,092
Total operating expenses	513	4	-	112	-	629
Depreciation and amortization expense included in cost of revenues and total operating expenses	8	-	210	20	-	238
Operating income/(loss)	(515)	(4)	330	(112)	-	(301)

Impairment on long-term investments	-	-	-	(2)	-	(2)

Net income/(loss)	(520)	(4)	540	(248)	-	(232)

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2023 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	16,086	-	50	-	-	16,136
Cost of revenues	16,141	-	420	-	-	16,561
Total operating expenses	683	9	-	1,531 (1)	-	2,223
Depreciation and amortization expense included in cost of revenues and total operating expenses	184	-	420	41	-	645
Operating loss	(738)	(9)	(370)	(1,531)	-	(2,648)

Impairment on long-term investments				(209)	-	(209)
Change in fair value of warrant liabilities	-	-	-	172	-	172

Net loss	(750)	(5)	(371)	(1,420)	-	(2,546)

Total assets-June 30, 2023	9,755	143	1,262	37,483	(32,397)	16,246
Total assets-December 31, 2022	10,385	156	1,682	39,136	(31,701)	19,658

(1)	Including approximately US$0.08 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2023 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	9,795	-	25	-	-	9,820
Cost of revenues	9,721	-	210	-	-	9,931
Total operating expenses	334	5	-	886 (1)	-	1,225
Depreciation and amortization expense included in cost of revenues and total operating expenses	93	-	210	20	-	323
Operating loss	(260)	(5)	(185)	(886)	-	(1,336)

Impairment on long-term investments				(209)	-	(209)
Change in fair value of warrant liabilities	-	-	-	71	-	71

Net loss	(268)	(4)	(185)	(946)	-	(1,403)

(1)	Including approximately US$0.05 million share-based compensation expenses.

20.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,082)	$(2,546)	$(232)	$(1,403)
Net (income)/loss attributable to noncontrolling interests from continued operations	16	-	16	-
Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(1,066)	$(2,546)	$(216)	$(1,403)

Weighted average number of common shares outstanding -Basic and diluted	7,204,506	7,185,114	7,204,506	7,195,605

Loss per share-Basic and diluted	$(0.15)	$(0.35)	$(0.03)	$(0.19)

For the six and three months ended June 30, 2024 and 2023, the diluted loss per share calculation did not include any outstanding warrants to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

21.	Share-based compensation expenses

For the six and three months ended June 30, 2024, the Company did not record any share-based compensation expenses.

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

The table below summarized share-based compensation expenses recorded for the six and three months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-	-	-
General and administrative expenses	-	83	-	48
Research and development expenses	-	-	-	-
Total	-	83	-	48

22.	Subsequent events

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

Our auditor, ARK Pro CPA & Co. (“ARK”), the independent registered public accounting firm that issues the audit report in our SEC filings, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is located in Hong Kong Special Administrative Region of the PRC ("Hong Kong"), China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations before 2022. As a result, we and investors in our securities were deprived of the benefits of such PCAOB inspections. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong in 2022. However, the inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China mainland and Hong Kong that have been subject to the PCAOB inspections, which could cause investors and potential investors in our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

A.    RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2024 AND 2023

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	9,951	16,136	6,420	9,820
Cost of revenues	9,551	16,561	6,092	9,931
Gross (loss)/ profit	400	(425)	328	(111)

Operating expenses
Sales and marketing expenses	133	93	54	45
General and administrative expenses	1,490	2,112	575	1,180
Research and development expenses	-	18	-	-
Total operating expenses	1,623	2,223	629	1,225

Loss from operations	(1,223)	(2,648)	(301)	(1,336)

Other income/(expenses)
Interest income	167	151	76	79
Other expenses, net	(28)	(14)	(6)	(9)
Impairment of long-term investments	(2)	(209)	(2)	(209)
Change in fair value of warrant liabilities	-	172	-	71
Total other income/(expenses)	137	100	68	(68)

Loss before income tax benefit/(expense)	(1,086)	(2,548)	(233)	(1,404)
Income tax benefit/(expense)	4	2	1	1
Net loss	(1,082)	$(2,546)	$(232)	$(1,403)
Net loss attributable to noncontrolling interests	16	-	16	-
Net loss attributable to ZW Data Action Technologies Inc.	$(1,066)	$(2,546)	$(216)	$(1,403)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Six Months Ended June 30,
	2024		2023
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$-	-	$282	1.8%
-Distribution of the right to use search engine marketing service	9,201	92.5%	15,804	97.9%
Internet advertising and related services	9,201	92.5%	16,086	99.7%
Blockchain-based SaaS services	750	7.5%	50	0.3%
Total	$9,951	100%	$16,136	100%

	Three Months Ended June 30,
	2024		2023
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$-	-	$152	1.5%
-Distribution of the right to use search engine marketing service	5,670	88.3%	9,643	98.2%
Internet advertising and related services	5,670	88.3%	9,795	99.7%
Blockchain-based SaaS services	750	11.7%	25	0.3%
Total	$6,420	100%	$9,820	100%

Total Revenues: Our total revenues decreased to US$9.95 million and US$6.42 million for the six and three months ended June 30, 2024, respectively, from US$16.14 million and US$9.82 million for the same periods last year, respectively, which was primarily due to the decrease in our main stream service revenues, i.e., distribution of the right to use search engine marketing services.

●

For the six and three months ended June 30, 2024, we did not recognize any internet advertising revenue, compared with US$0.28 million and US$0.15 million for the six and three months ended June 30, 2023, respectively. The decrease primarily resulted from the Company’s shifting of its focus towards business segments that offer higher growth opportunities and profitability.

●

Revenue generated from distribution of the right to use search engine marketing service for the six and three months ended June 30, 2024 was approximately US$9.2 million and US$5.67 million, respectively, compared with approximately US$15.80 million and US$9.64 million for the six and three months ended June 30, 2023, respectively. The decline in revenue from this business category was primarily attributable to the Company shifting its business strategy to focus more on profitability and switching suppliers, causing delays in service delivery in the six months ended June 30, 2024. The Company changed its primary supplier of search engine marketing services in order to improve its profitability.

●

For the six and three months ended June 30, 2024, we generated approximately US$0.75 million in revenue from our blockchain-based SaaS services, compared with approximately US$0.05 million and US$0.03 million for the six and three months ended June 30, 2023, respectively.

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

	Six Months Ended June 30,
	2024			2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$-	$-	-	$282	$234	17%
-Distribution of the right to use search engine marketing service	9,201	9,131	0.8%	15,804	15,907	-0.7%
Internet advertising and related services	9,201	9,131	0.8%	16,086	16,141	-0.3%
Blockchain-based SaaS services	750	420	44%	50	420	-740%
Total	$9,951	$9,551	4.0%	$16,136	$16,561	-2.6%

	Three Months Ended June 30,
	2024			2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$-	$-	-	$152	$131	14%
-Distribution of the right to use search engine marketing service	5,670	5,672	-0.04%	9,643	9,590	0.5%
Internet advertising and related services	5,670	5,672	-0.04%	9,795	9,721	0.8%
Blockchain-based SaaS services	750	420	44%	25	210	-740%
Total	$6,420	$6,092	5.1%	$9,820	$9,931	-1%

Cost of revenues: Our total cost of revenues decreased to US$9.55 million and US$6.09 million for the six and three months ended June 30, 2024, respectively, from US$16.56 million and US$9.93 million for the six and three months ended June 30, 2023, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, amortization of software platform development cost and other direct costs associated with providing our services. The decrease in our total cost of revenues for the six and three months ended June 30, 2024 was primarily due to the decrease in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines during the periods, which was in line with the decrease in the related revenues as discussed above.

●

Costs for internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. For the six and three months ended June 30, 2024, we did not recognize any cost of revenues for internet advertising and data service, compared with approximately US$0.23 million and US$0.13 million for the six and three months ended June 30, 2023, respectively. We did not recognize any gross margins for our internet advertising and data service for the six and three months ended June 30, 2024, compared with 17% and 14% for the six and three months ended June 30, 2023, respectively.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resources consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines and/or their delegated agencies in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resources in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the six and three months ended June 30, 2024, our total cost of revenues for distribution of the right to use search engine marketing service was US$9.13 million and US$5.67 million, respectively, compared with US$15.91 million and US$9.59 million for the same periods last year, respectively. The decrease in cost of revenues for the six and three months ended June 30, 2024 was in line with the decrease in revenues from this business category. Gross margin rate of this business category was 0.8% and -0.04% for the six and three months ended June 30, 2024, respectively, compared with -0.7% and 0.5% gross margin rate incurred for the same periods last year, respectively.

●

For the six months and three months ended June 30, 2024, cost for our blockchain-based SaaS services was approximately US$0.42 million, compared with approximately US$0.42 million and US$0.21 million for the six and three months ended June 30, 2023, respectively. Costs for our blockchain-based SaaS services consist of the amortized cost of our self-developed BIF platform. Gross margin rate of this business category was 44% for the six and three months ended June 30, 2024, compared with -740% gross margin rate for the same periods last year.

Gross (loss)/profit

As a result of the foregoing, for the six months ended June 30, 2024, we incurred a gross profit of approximately US$0.40 million, compared with a gross loss of approximately US$0.43 million for the six months ended June 30, 2023. For the three months ended June 30, 2024, we incurred an approximately US$0.33 million gross profit, compared with a gross loss of approximately US$0.11 million for the three months ended June 30, 2023. Our overall gross margin was 4.0% and 5.1% for the six and three months ended June 30, 2024, respectively, compared with -2.6% and -1.1% for the same periods last year, respectively. For the six months ended June 30, 2024, the gross margin rate of our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, improved to 0.8%, compared with -0.7% gross margin rate for the same period last year. In addition, for the six months ended June 30, 2024, the gross margin rate of our blockchain-based SaaS services was 44%, compared with -740% for the same period last year.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2024		2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$9,951	100%	$16,136	100%
Gross profit/(loss)	400	4.0%	(425)	-2.6%

Sales and marketing expenses	133	1.3%	93	0.6%
General and administrative expenses	1,490	15.0%	2,112	13.1%
Research and development expenses	-	-	18	0.1%
Total operating expenses	$1,623	16.3%	$2,223	13.8%

	Three Months Ended June 30,
	2024		2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$6,420	100%	$9,820	100%
Gross profit/(loss)	328	5.1%	(111)	-1.1%

Sales and marketing expenses	54	0.8%	45	0.5%
General and administrative expenses	575	9.0%	1,180	12%
Research and development expenses	-	-	-	-
Total operating expenses	$629	9.8%	$1,225	12.5%

Operating Expenses: Our total operating expenses was approximately US$1.62 million and US$0.63 million for the six and three months ended June 30, 2024, respectively, compared with approximately US$2.22 million and US$1.23 million for the six and three months ended June 30, 2023, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.13 million and US$0.05 million for the six and three months ended June 30, 2024, respectively, compared with approximately US$0.09 million and US$0.05 million for the six and three months ended June 30, 2023, respectively. Our sales and marketing expenses primarily consist of staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues.

●	General and administrative expenses: General and administrative expenses was US$1.49 million and US$0.58 million for the six and three months ended June 30, 2024, respectively, compared with US$2.11 million and US$1.18 million for the six and three months ended June 30, 2023, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the six months ended June 30, 2024, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$0.08 million, due to the factor that no shares of the Company’s restricted common stock were granted during the six months ended June 30, 2024, compared to the same period last year; (2) the increase in allowance for expected credit losses of approximately US$0.19 million; and (3) the decrease in other general administrative expenses of approximately US$0.73 million, as a result of the cost reduction plan executed by the management. For the three months ended June 30, 2024, the changes in our general and administrative expenses was primarily attributable to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$0.05 million, due to the factor that no shares of the Company’s restricted common stock were granted during the three months ended June 30, 2024, compared to the same period last year; (2) the decrease in other general administrative expenses of approximately US$0.75 million, as a result of the cost reduction plan executed by management; and (3) the increase in allowance for expected credit losses of approximately US$0.19 million, respectively.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$1.22 million and US$2.65 million for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, we incurred a loss from operations of approximately US$0.30 million and US$1.34 million, respectively.

Interest Income: For the six and three months ended June 30, 2024, interest income recognized were primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Impairment on long-term investments: For the six and three months ended June 30, 2024, we recognized approximately US$0.002 million impairment loss on long-term investments, which was related to our cash investments in one of our unconsolidated investee entities whose business activities had become dormant. For the six and three months ended June 30, 2023, we recognized approximately US$0.21 million impairment loss on long-term investments.

Change in fair value of warrant liabilities: We issued warrants in financing activities. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). For the six and three months ended June 30, 2024, we did not recognize any change in fair value of these warrant liabilities, compared to a gain of change in fair value of approximately US$0.17 million and US$0.07 million for the six and three months ended June 30, 2023, respectively.

Loss before income tax benefit/(expense): As a result of the foregoing, our loss before income tax benefit was approximately US$1.09 million and US$2.55 million for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, we incurred an approximately US$0.23 million loss before income tax expense, compared with an approximately US$1.40 million loss before income tax expense for the three months ended June 30, 2023.

Income Tax benefit/(expense): For the six months ended June 30, 2024 and 2023, we recognized approximately US$0.004 million and US$0.002 million, respectively, in income tax benefits. For the three months ended June 30, 2024 and 2023, we recognized approximately US$0.001 million and US$0.001 million, respectively, in income tax benefits. These benefits were related to the net operating loss incurred by one of our operating VIEs for each respective period. We anticipate these losses will likely be utilized against future earnings of this entity.

Net loss: As a result of the foregoing, for the six months ended June 30, 2024 and 2023, we incurred a total net loss of approximately US$1.08 million and US$2.55 million, respectively. For the three months ended June 30, 2024, we recognized a net loss of approximately US$0.23 million, compared with a net loss of approximately US$1.40 million for the three months ended June 30, 2023.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of June 30, 2024 and December 31, 2023, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$13.31 million and US$13.41 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Six Months Ended June 30, 2024 and 2023

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2024, we had cash and cash equivalents of approximately US$0.51 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to search engine resources and other advertising resources providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the investment to expand technologies related to our existing and future business activities, investment to enhance the functionality of our current advertising portals for providing advertising, marketing and data services and to secure the safety of our general network, and investment to establish joint ventures with strategic partners for the development of new technologies and services. To date, we have financed our liquidity needs primarily through proceeds we generated from financing activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	Amounts in thousands of US dollars

Net cash used in operating activities	$(1,030)	$(862)
Net cash provided by/(used in) investing activities	651	(1,462)
Net cash provided by financing activities	70	-
Effect of foreign currency exchange rate changes	2	(67)
Net decrease in cash and cash equivalents	$(307)	$(2,391)

Net cash used in operating activities

For the six months ended June 30, 2024, our net cash used in operating activities of approximately US$1.03 million were primarily attributable to:

(1)

net loss excluding approximately US$0.48 million of non-cash expenses of depreciation and amortizations; approximately US$0.02 million amortization of operating lease right-of-use assets, approximately US$0.002 million impairment on long-term investments, approximately US$0.003 million loss on disposal of fixed assets, approximately US$0.65 million allowance for credit losses, approximately US$0.004 million deferred tax benefit and approximately US$0.17 million non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$0.10 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.14 million;

-	advance from customers increased by approximately US$0.14 million; and

-	other current liabilities and taxes payable increased by approximately US$0.42 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$1.03 million;

-	prepayment and deposit to suppliers increased by approximately US$0.38 million;

-	other current assets increased by approximately US$0.005 million; and

-	accruals and operating lease liabilities decreased by approximately US$0.21 million in the aggregate, due to settlement of these operating liabilities during the period.

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

Net cash used in investing activities

For the six months ended June 30, 2024, (1) we purchased office equipment of approximately US$0.003 million; (2) we made an additional investment of approximately US$0.002 million to one of our unconsolidated investee entities; (3) we collected US$0.49 million in short-term loan principal from short-term loans we provided to unrelated parties in previous periods; (4) we received total interest payment of approximately US$0.41 million, which was attributable to short-term loans we provided to unrelated parties in previous periods; (5) we received approximately US$0.15 million in proceeds from the disposal of long-term investments; (6) we acquired cash of approximately US$0.009 million through the acquisition of a 51% equity interest in Beijing Yi En; and (7) we made deposits on investment contracts of approximately US$0.40 million. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$0.65 million for the six months ended June 30, 2024.

For the six months ended June 30, 2023, (1) we provided to an unrelated party a short-term loan of US$2.0 million. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, we extended the term of this loan for a six-month period to January 18, 2024; (2) we collected US$0.10 million in short-term loan principal, which was provided to another unrelated party in April 2022; (3) we received total interest payments of approximately US$0.05 million, which was attributable to short-term loans we provided to unrelated parties in previous periods; (4) we made an additional investment of approximately US$0.04 million to one of our unconsolidated investee entities; and (5) we received an approximately US$0.43 million proceeds from the disposal of our equity interest in another unconsolidated investee entity to an unrelated party. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.46 million for the six months ended June 30, 2023.

Net cash provided by financing activities

For the six months ended June 30, 2024, capital contribution from noncontrolling interests was approximately US$0.70 million. In contrast, no cash was provided by or used in financing activities for the six months ended June 30, 2023.

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

We plan to optimize our internet resources cost investment strategy to improve the gross profit margin of our core business. Additionally, we will focus on improving accounts receivables collection management and negotiating better payment terms with major suppliers. These efforts are expected  to substantially boost our cash flows from operations. In addition, to further improve our liquidity, we plan to reduce our operating costs through optimizing the personnel structure among different offices, and reduce our office leasing spaces, if needed. Beginning in early 2022, we began offering our SaaS services to customers. Our SaaS services are provided based on technologies of our self-developed Blockchain Integrated Framework (“BIF”) platform, which allows clients to utilize the BIF platform as an enterprise management software to record, share and store operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their intellectual properties and certificates. Although revenues from the new SaaS services business and its profitability have not met our expectations, we anticipate that it will generate positive cash flow and improve our liquidity. This is because these services leverage our self-developed software platform, which does not require significant cash outflow to third-party service providers.

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

The unaudited condensed consolidated financial statements as of June 30, 2024 have been prepared under the assumption that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. Our ability to continue as a going concern is dependent upon our uncertain ability to increase gross profit margin and reduce operating loss from our core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of June 30, 2024 do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on the financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During our fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: August 16, 2024	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)