Form 10-Q
period 2024-09-30
ZW Data Action Technologies Inc.
filed 2024-11-19
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-34647

ZW Data Action Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10th Floor, Tower A, No. 68 First Helong Road, Baiyun District, Guangzhou City, Guangdong Province, PRC 510440

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

As of November 19, 2024, the registrant had 2,176,213 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

The Public Company Accounting Oversight Board (the “PCAOB”) had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections over our auditor deprived our investors of the benefits of such inspections.

Our auditor, ARK Pro CPA & Co. (“ARK”), the independent registered public accounting firm that issues the audit report in our SEC filings, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is located in Hong Kong Special Administrative Region of the PRC ("Hong Kong"), China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations before 2022. As a result, we and investors in our securities were deprived of the benefits of such PCAOB inspections. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong in 2022. However, the inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China mainland and Hong Kong that have been subject to the PCAOB inspections, which could cause investors and potential investors in our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

On December 15, 2022, the PCAOB issued its 2022 HFCAA Determination Report to notify the SEC of its determination that the PCAOB was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its 2021 PCAOB Determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. For this reason, we do not expect to be identified as a Commission-Identified Issuer following the filing of our annual report for the fiscal year ended December 31, 2022. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s control.

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

We cannot assure you that our auditor will not be determined as a register public accounting firm that the PCAOB is unable to inspect or investigate completely for two consecutive years because of positions taken by the Chinese authorities and/or any other causes in the future. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB in the future again determines that it is unable to inspect and investigate completely auditors in China mainland and Hong Kong, we may be identified as a Commission-Identified Issuer accordingly. If this happens, Nasdaq may determine to delist our common stock, and there is no certainty that we will be able to continue listing our common stock on other non-U.S. stock exchanges or that an active market for our common stock will immediately develop outside of the U.S. The prohibiting from trading in the United States or delisting of our common stock or the threat of their being delisted could cause the value of our common stock to significantly decline or be worthless, and thus you could lose all or substantial portion of your investment.

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	September 30, 2024	December 31, 2023
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,123	$817
Accounts receivable, net of allowance for credit loss of $4,839 and $3,987, respectively	1,478	844
Prepayment and deposit to suppliers	4,843	4,505
Other current assets, net	2,412	2,794
Total current assets	9,856	8,960

Long-term investments	397	794
Operating lease right-of-use assets	-	22
Property and equipment, net	134	215
Intangible assets, net	210	841
Deferred tax assets, net	410	401
Total Assets	$11,007	$11,233

Liabilities and Equity
Current liabilities:
Accounts payable *	$500	$201
Advance from customers *	700	843
Accrued payroll and other accruals *	103	350
Taxes payable *	3,228	3,194
Operating lease liabilities *	-	24
Lease payment liability related to short-term leases *	101	99
Advance from investors	806	-
Other current liabilities *	543	144
Total current liabilities	5,981	4,855

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2024	December 31, 2023
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Long-term borrowing from a related party	125	124
Total Liabilities	6,106	4,979

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 12,500,000 shares; issued and outstanding 2,176,213 shares and 1,801,213 shares at September 30, 2024 and December 31, 2023, respectively)**	2	2
Additional paid-in capital**	63,714	62,072
Statutory reserves	2,598	2,598
Accumulated deficit	(62,670)	(59,690)
Accumulated other comprehensive income	1,194	1,272
Total shareholders’ equity	4,838	6,254
Noncontrolling interests	63	-
Total equity	4,901	6,254

Total Liabilities and Equity	$11,007	$11,233

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

**Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$13,190	$25,317	$3,239	$9,181
Cost of revenues	12,735	25,746	3,184	9,185
Gross (loss)/ profit	455	(429)	55	(4)

Operating expenses
Sales and marketing expenses	208	148	75	55
General and administrative expenses	3,462	3,659	1,972	1,547
Research and development expenses	-	18	-	-
Total operating expenses	3,670	3,825	2,047	1,602

Loss from operations	(3,215)	(4,254)	(1,992)	(1,606)

Other income/(expenses)
Interest income	233	230	66	79
Other expenses, net	(30)	(20)	(2)	(6)
Impairment on long-term investment	(2)	(207)	-	2
Gain on disposal of subsidiaries	23	-	23	-
Change in fair value of warrant liabilities	-	185	-	13
Total other income/(expenses)	224	188	87	88

Loss before income tax benefit/(expense) and noncontrolling interests	(2,991)	(4,066)	(1,905)	(1,518)
Income tax benefit/(expenses)	4	-	-	(2)
Net loss	$(2,987)	$(4,066)	$(1,905)	$(1,520)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS（CONTINUED)

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(2,987)	$(4,066)	$(1,905)	$(1,520)
Net loss attributable to noncontrolling interests	7	-	(9)	-
Net loss attributable to ZW Data Action Technologies Inc.	(2,980)	(4,066)	(1,914)	(1,520)

Net loss	$(2,987)	$(4,066)	$(1,905)	$(1,520)
Foreign currency translation income/(loss)	(78)	163	(124)	(39)
Comprehensive Loss	(3,065)	(3,903)	(2,029)	(1,559)
Comprehensive income attributable to noncontrolling interests	7	-	(9)	-
Comprehensive loss attributable to ZW Data action Technologies Inc.	(3,058)	(3,903)	(2,038)	(1,559)

Loss per share
Loss per common share
Basic and diluted**	$(1.65)	$(2.26)	$(1.06)	$(0.84)

Weighted average number of common shares outstanding:
Basic and diluted**	1,802,582	1,797,999	1,805,289	1,801,213

**Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2024	2023
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,987)	$(4,066)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	713	966
Amortization of operating lease right-of-use assets	22	310
Share-based compensation expenses	1,642	95
Gain on disposal of subsidiaries	(23)	-
Impairment on long-term investments	2	207
Loss on disposal of fixed assets	3	7
Provision for allowances for credit losses	765	1,347
Change in fair value of warrant liabilities	-	(185)
Deferred Taxes	(4)	-
Other non-operating (income)/losses	(233)	(229)
Changes in operating assets and liabilities
Accounts receivable	(1,433)	655
Prepayment and deposit to suppliers	(18)	(389)
Other current assets	-	-
Accounts payable	296	(3)
Advance from customers	(89)	425
Accrued payroll and other accruals	(246)	(304)
Other current liabilities	383	(78)
Taxes payable	3	(1)
Operating lease liabilities	(24)	(293)
Net cash used in operating activities	(1,228)	(1,536)

Cash flows from investing activities
Purchases of vehicles and office equipment	(3)	(52)
Investment and advance to ownership investee entities	(2)	(43)
Net proceeds from disposal of long-term investments	147	428
Cash acquired during the period	9	-
Cash deconsolidated during the period	(6)	-
Deposit for other investing contracts	(401)	-
Short-term loans to unrelated parties	-	(2,000)
Repayment of short-term loans and interest income from unrelated parties	901	168
Net cash provided by/(used in) investing activities	645	(1,499)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Advance from investors	806	-
Capital contribution from noncontrolling interest	70	-
Net cash provided by financing activities	876	-

Effect of exchange rate fluctuation on cash and cash equivalents	13	(42)

Net increase/(decrease) in cash and cash equivalents	306	(3,077)

Cash and cash equivalents at beginning of the period	817	4,391
Cash and cash equivalents at end of the period	$1,123	$1,314

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2024

(In thousands, except for number of shares)

	Common stock*		Additional paid-in capital*	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2024	1,801,213	$2	$62,072	$2,598	$(59,690)	$1,272	$-	$6,254
Noncontrolling interests in an acquired VIE	-	-	-	-	-	-	5	5
Capital contribution from noncontrolling interests	-	-	-	-	-	-	70	70
Net loss for the period	-	-	-	-	(1,066)	-	(16)	(1,082)
Foreign currency translation adjustment	-	-	-	-	-	46	-	46
Balance, June 30, 2024 (unaudited)	1,801,213	$2	$62,072	$2,598	$(60,756)	$1,318	$59	$5,293
Share-based compensation in exchange for services from employees, directors and consultants	375,000	-	1,642	-	-	-	-	1,642
Disposal of noncontrolling interests in VIEs	-	-	-	-	-	-	(5)	(5)
Net loss for the period	-	-	-	-	(1,914)	-	9	(1,905)
Foreign currency translation adjustment	-	-	-	-	-	(124)	-	(124)
Balance, September 30, 2024 (unaudited)	2,176,213	$2	$63,714	$2,598	$(62,670)	$1,194	$63	$4,901

*Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(g).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/ (loss)	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2023**	1,793,713	$2	$62,022	$2,598	$(53,525)	$1,200	$12,297
Cumulative effect adjustment related to adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	-	-	-	(191)	-	(191)
Share-based compensation in exchange for services from employees and directors	7,500	-	25	-	-	-	25
Net loss for the period	-	-	-	-	(2,546)	-	(2,546)
Foreign currency translation adjustment	-	-	-	-	-	202	202
Balance, June 30, 2023 (unaudited)	1,801,213	$2	$62,047	$2,598	$(56,262)	$1,402	$9,787
Share-based compensation in exchange for services from employees and directors	-	-	13	-	-	-	13
Net loss for the period	-	-	-	-	(1,520)	-	(1,520)
Foreign currency translation adjustment	-	-	-	-	-	(39)	(39)
Balance, September 30, 2023 (Unaudited)	1,801,213	$2	$62,060	$2,598	$(57,782)	$1,363	$8,241

**Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024 and the 1-for-5 reverse stock split January 18, 2023, see Note 4(g).

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82	$367
Accounts receivable, net	279	844
Prepayment and deposit to suppliers	1,971	2,005
Other current assets, net	-	2
Total current assets	2,332	3,218

Property and equipment, net	97	139
Deferred tax assets, net	410	401
Total Assets	$2,839	$3,758

Liabilities
Current liabilities:
Accounts payable	$230	$201
Advance from customers	700	843
Accrued payroll and other accruals	18	37
Taxes payable	2,586	2,555
Lease payment liability related to short-term leases	101	99
Other current liabilities	506	56
Total current liabilities	4,141	3,791

Total Liabilities	$4,141	$3,791

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2024 and 2023, respectively:

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$9,740	$25,098	$539	$9,157
Cost of revenues	(9,674)	(25,023)	(543)	(8,975)
Total operating expenses	(1,204)	(1,179)	(92)	(436)
Net loss	(1,167)	(1,326)	(100)	(259)

3.	Liquidity and Capital Resources

The Company incurred operating losses and may continue to incur operating losses, and as a result, to generate negative cash flows as the Company implements its future business plan. For the nine months ended September 30, 2024, the Company incurred a loss from operations of US$3.22 million and a net operating cash outflow of US$1.23 million. As of September 30, 2024, the Company had cash and cash equivalents of US$1.12 million and working capital of US$3.88 million, compared with approximately US$0.82 million and US$4.11 million as of December 31, 2023, respectively.

The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management and negotiate more favorable payment terms with major suppliers, all of which will contribute to substantially increase the cashflows from operations. To further improve liquidity, the Company also plans to reduce operating costs through optimizing staffing across various offices and, if needed, downsizing office leasing spaces. Beginning in early 2022, the Company introduced its SaaS services to customers. The Company’s SaaS services are provided based on technologies of its self-developed Blockchain Integrated Framework (“BIF”) platform. The BIF platform enables the Company’s clients to utilize the BIF platform as an enterprise management software to record, share and storage operating data on-chain, and/or to generate unique designed Non-fungible Token (“NFTs”) for their IPs and certificates. While the revenues from the new SaaS services business and its profitability have not met the Company’s expectations, the Company still expects these services to generate positive cash flow and improve liquidity since they rely on technologies of its self-developed software platform, thus reducing the need for substantial cash outflow to third-party service providers. Revenues from our new SaaS services business was US$0.75 million for the nine months ended September 30, 2024.

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

The unaudited condensed consolidated financial statements as of September 30, 2024 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of September 30, 2024 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

4.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited condensed consolidated interim financial information as of September 30, 2024 and for the nine and three months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC (the “2023 Form 10-K”) on June 28, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2024, its condensed consolidated results of operations for the nine and three months ended September 30, 2024 and 2023, and its condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in Reminbi, the legal currency of mainland China (“RMB”) into US$ for the purposes of preparing the condensed consolidated financial statements are as follows :

	September 30, 2024	December 31, 2023

Balance sheet items, except for equity accounts	7.0074	7.0827

	Nine Months Ended September 30,
	2024	2023

Items in the statements of operations and comprehensive loss	7.1092	7.0148

	Three Months Ended September 30,
	2024	2023

Items in the statements of operations and comprehensive loss	7.1169	7.1649

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the nine and three months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	3,987	3,760	4,657	3,715
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	36	-	-
Provision for/(reverse of) credit loss during the period	800	252	106	212
Written off during the period	-	-	-	-
Exchange translation adjustments	52	(105)	76	16
Balance as of end of the period	4,839	3,943	4,839	3,943

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,559	617	1,512	1,187
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	155	-	-
Provision for/(reverse of) credit loss during the period	(35)	1,095	12	680
Written off during the period	-	-	-	-
Exchange translation adjustments	-	-	-	-
Balance as of end of the period	1,524	1,867	1,524	1,867

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f)	Fair value measurement

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 are as follows:

Fair value measurement at reporting date using
	As of September 30, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
(Unaudited)

Warrant liabilities (Note 14)	-	-	-	-

Fair value measurement at reporting date using
	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities (Note 14)	-	-	-	-

g)	Reverse stock split

The Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split became effective on September 30, 2024 (the “Effective Date”). As a result, the number of shares of the Company’s authorized Common Stock was reduced from 50,000,000 shares to 12,500,000 shares and the issued and outstanding number of shares of the Common Stock was correspondingly decreased. The Reverse Stock Split has no effect on the par value of the Company’s Common Stock or authorized shares of preferred stock.

When the Reverse Stock Split became effective, each four shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest full share. No cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

As a result of the Reverse Stock Split, 8,704,506 shares of Common Stock that were issued and outstanding at September 30, 2024 was reduced to 2,176,213 shares of Common Stock (taking into account the rounding of fractional shares).

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

h)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	12,440	24,815	3,239	9,011
--online advertising placements	-	427	-	145
Blockchain-based SaaS services	750	75	-	25
Total revenues	$13,190	$25,317	$3,239	$9,181

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	12,440	25,242	3,239	9,156
Revenue recognized at a point in time	750	75	-	25
Total revenues	$13,190	$25,317	$3,239	$9,181

Contract balances

The table below summarized the movement of the Company’s contract liabilities for the nine months ended September 30, 2024:

Contract liabilities
US$(’000)

Balance as of January 1, 2024	843
Exchange translation adjustment	9
Revenue recognized from beginning contract liability balances	(469)
Advances received from customers related to unsatisfied performance obligations	317
Balance as of September 30, 2024(Unaudited)	700

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the nine and three months ended September 30, 2024 and 2023.

For the nine and three months ended September 30, 2024 and 2023, there were no revenue recognized from performance obligations that were satisfied in prior periods.

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

Acquisition of Yi En (Beijing) Technology Co., Ltd.

The Company acquired a 51% equity interest in Yi En (Beijing) Technology Co., Ltd. (“Beijing Yi En”) for a cash consideration of RMB1. During the three months ended September 30, 2024, the Company sold its equity interest in Beijing Yi for a cash consideration of RMB1.

j)	Lease

As of September 30, 2024, there were no operating lease right-of-use assets and total operating lease liabilities recognized.

Operating lease expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	22	386	-	125
Short-term operating lease contracts	34	23	4	9
Total	$56	$409	$4	$134

Supplemental information related to operating leases:

	Nine Months Ended September 30,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	25	409
Weighted-average remaining lease term (years)	-	5.42
Weighted-average discount rate	-	6%

5.	Accounts receivable, net

	September 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,317	4,831
Allowance for credit loss	(4,839)	(3,987)
Accounts receivable, net	1,478	844

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the nine and three months ended September 30, 2024, the Company provided approximately US$0.80 million and US$0.11 million credit losses for its accounts receivable, respectively. For the nine and three months ended September 30, 2023, the Company provided approximately US$0.25 million and US$0.21 million credit losses for its accounts receivable, respectively.

6.	Prepayments and deposit to suppliers

	September 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	915	911
Prepayments to advertising resources providers	3,027	3,136
Deposits for investing activities	403	-
Other deposits and prepayments	498	458
	4,843	4,505

7.	Other current assets

	September 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Consideration receivable related to sales of equity interest in an investee entity	250	-
Short-term loans to unrelated parties	3,606	4,097
Short-term loans interest receivables	73	250
Staff advances for business operations	7	5
Total other current assets	3,936	4,352
Allowance for credit loss	(1,524)	(1,558)
Other current assets, net	2,412	2,794

As of September 30, 2024, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023. In July 2023, the Company received a loan interest of US$0.02 million for the period from May 1, 2023 through July 31, 2023. On October 31, 2023, the Company agreed to further extend the term of this loan to September 30, 2024. On May 29, 2024, the Company received payment of approximately US$0.13 million, of which approximately US$0.06 million settled outstanding interest and approximately US$0.07 million settled the loan principal. On September 30, 2024, the Company agreed to further extend the term of this loan to March 31, 2025.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 11, 2023, the Company provided a short-term loan of US$2.0 million to another unrelated party. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, the Company extended the term of this loan for a six-month period to January 18, 2024. Subsequently, on January 8, 2024, the Company further agreed to extend the term of the loan to January 18, 2025. For the quarter ended June 30, 2024, the Company received payment of US$0.77 million, of which approximately US$0.35 million settled outstanding interest and approximately US$0.42 million settled the loan principal.

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the nine and three months ended September 30, 2024, the Company reversed US$0.04 million and provided US$0.01 million credit losses on short-term loans provided to unrelated parties, respectively.

As of September 30, 2024, other current assets also included a US$0.62 million remaining outstanding balance of a short-term loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a short-term loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022. The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies. As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. In June 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company had engaged a law firm and prepared and sent a legal letter to Digital Sun in March 2023, and the Company intends to take further actions to safeguard its rights against the default, including but not limited to, arranging meetings with the management of Digital Sun to negotiate the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted. As of the date hereof, the Company has not received any formal responses from Digital Sun.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2024	794
Exchange translation adjustment	-
Cash investments during the year	2
Disposed during the year	(397)
Impairment losses provided during the year	(2)
Balance as of September 30, 2024 (Unaudited)	397

As of September 30, 2024, except for long-term investments which were fully impaired, the Company beneficially owned a 7.69%, 9.9% and 9.9% equity interest in each New Business Holdings Limited (“New Business”), HunanYong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”) and Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”), respectively.

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

For the nine months ended September 30, 2024, the Company provided $0.002 million in impairment loss against its long-term investments.

9.	Property and equipment, net

	September 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	453	520
Office equipment	855	846
Electronic devices	577	571
Leasehold improvement	184	182
Property and equipment, cost	2,069	2,119
Less: accumulated depreciation	(1,935)	(1,904)
Property and equipment, net	134	215

Depreciation expenses for the nine months ended September 30, 2024 and 2023 were approximately US$0.08 million and US$0.07 million, respectively. Depreciation expenses for the three months ended September 30, 2024 and 2023 were approximately US$0.02 million and US$0.02 million, respectively.

10.	Intangible assets, net

	As of September 30, 2024 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,325	(919)	(406)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(2,818)	(1,010)	210
Bo!News application	342	(114)	(228)	-
Other computer software	111	(111)	-	-
Total	$9,680	$(5,720)	$(3,750)	$210

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2023
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,311	(909)	(402)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(2,187)	(1,010)	841
Bo!News application	339	(113)	(226)	-
Other computer software	111	(111)	-	-
Total	$9,663	$(5,078)	$(3,744)	$841

Amortization expenses for the nine months ended September 30, 2024 and 2023 were approximately US$0.63 million and US$0.90 million, respectively. Amortization expenses for the three months ended September 30, 2024 and 2023 were approximately US$0.21 million and US$0.30 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 0.25 years as of September 30, 2024, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.21 million for the year ending December 31, 2024.

11.	Accrued payroll and other accruals

	September 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	18	67
Accrued operating expenses	85	283
	103	350

12.	Taxation

As of September 30, 2024 and December 31, 2023, taxes payable consists of:

	September 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,948	1,264
Enterprise income tax payable	1,280	1,930
Total taxes payable	3,228	3,194

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine and three months ended September 30, 2024 and 2023, the Company’s income tax benefit/(expenses) consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	-
Deferred	4	-	-	(2)
Income tax benefit/(expenses)	4	-	-	(2)

The Company’s deferred tax assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	11,362	10,745
Operating lease cost	-	1
Impairment on long-term investments	105	161
Impairment on intangible assets	571	571
Bad debts provision	1,435	1,226
Valuation allowance	(13,063)	(12,303)
Deferred tax assets, net	410	401

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$34.6 million and US$32.7 million as of September 30, 2024 and December 31, 2023, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$11.6 million and US$10.6 million as of September 30, 2024 and December 31, 2023, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded approximately US$13.1 million and US$12.3 million valuation allowance as of September 30, 2024 and December 31, 2023, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the nine and three months ended September 30, 2024, the Company recorded approximately US$0.72 million and US$0.42 million deferred tax valuation allowance, respectively. For the nine and three months ended September 30, 2023, the Company recorded approximately US$0.91 million and US$0.35 million deferred tax valuation allowance, respectively.

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

The Company issued warrants to certain institutional investors and the Company’s placement agent in the registered direct offerings consummated in February 2021 (the “2021 Financing”) and December 2020 (the “2020 Financing”) which warrants were accounted for as derivative liabilities and measured at fair value with changes in fair value be recorded in earnings in each reporting period. As of September 30, 2024, the warrants issued in the 2021 and 2020 Financing have expired. For the nine and three months ended September 30, 2024, the Company did not recognize any change in fair value of warrant liabilities. For the nine and three months ended September 30, 2023, the Company recorded a gain of approximately US$0.19 million and US$0.01 million from change in fair value of warrant liabilities, respectively.

Warrants issued and outstanding as of September 30, 2024 and their movements during the nine months then ended are as follows:

	Warrant Outstanding*			Warrant Exercisable*
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2024	148,543	0.63	$74.00	148,543	0.63	$74.00
Granted/Vested	-			-
Expired	(148,543)			(148,543)
Balance, September 30, 2024 (Unaudited)	-	-	$-	-	-	$74.00

*Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(g).

15.	Restricted net assets

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of September 30, 2024 and December 31, 2023, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.26 million and US$13.41 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.07 million and US$0.12 million for the nine months ended September 30, 2024 and 2023, respectively. The total amounts for such employee benefits were approximately US$0.02 million and US$0.04 million for the three months ended September 30, 2024 and 2023, respectively.

17.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of September 30, 2024, 81% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 19% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

Concentration of customers

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G

Nine Months Ended September 30, 2024
Revenues, customer concentration risk	-	*	*	-	*	*	*

Three Months Ended September 30, 2024
Revenues, customer concentration risk	-	*	*	-	27%	28%	28%

Nine Months Ended September 30, 2023
Revenues, customer concentration risk	*	*	*	11%	-	-	-

Three Months Ended September 30, 2023
Revenues, customer concentration risk	*	*	*	11%	-	-	-

As of September 30, 2024
Accounts receivable, customer concentration risk	*	*	*	-	19%	20%	42%

As of December 31, 2023
Accounts receivable, customer concentration risk	11%	56%	19%	-	-	-	-

The following tables summarized the information about the Company’s concentration of customers for the nine and three months ended September 30, 2024 and 2023, respectively:

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the nine and three months ended September 30, 2024 and 2023, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D	Supplier E

Nine Months Ended September 30, 2024
Cost of revenues, supplier concentration risk	34%	19%	12%	11%	-

Three Months Ended September 30, 2024
Cost of revenues, supplier concentration risk	*	76%	*	*	-

Nine Months Ended September 30, 2023
Cost of revenues, supplier concentration risk	65%	-	*	-	20%

Three Months Ended September 30, 2023
Cost of revenues, supplier concentration risk	49%	-	*	-	32%

* Less than 10%.

- No transaction incurred for the reporting period.

18.	Commitments and contingencies

In June 2023, the Company acquired a 9.9% equity interest in Wuhan Ju Liang, through subscription of a RMB0.99 million (approximately US$0.14 million) in registered capital of the entity in cash, which amount was committed to be paid up before August 1, 2052.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2024 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	12,440	-	750	-	-	13,190
Cost of revenues	12,104	-	631	-	-	12,735
Total operating expenses	926	10	-	2,734	-	3,670
Depreciation and amortization expense included in cost of revenues and total operating expenses	23	-	631	59	-	713
Operating income/(loss)	(591)	(10)	119	(2,733)	-	(3,215)

Impairment on long-term investments	-	-	-	(2)	-	(2)
Gain on disposal of subsidiaries	22	-	-	1	-	23

Net income/(loss)	(587)	(9)	119	(2,510)	-	(2,987)

Total assets-September 30, 2024	8,331	148	210	34,211	(31,893)	11,007
Total assets-December 31, 2023	7,966	144	841	34,867	(32,585)	11,233

Three Months Ended September 30, 2024 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	3,239	-	-	-	-	3,239
Cost of revenues	2,973	-	211	-	-	3,184
Total operating expenses	43	4	-	2,000	-	2,047
Depreciation and amortization expense included in cost of revenues and total operating expenses	7	-	211	19	-	237
Operating income/(loss)	222	(3)	(211)	(2,000)	-	(1,992)

Gain on disposal of subsidiaries	22	-	-	1	-	23

Net income/(loss)	241	(2)	(211)	(1,933)	-	(1,905)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2023 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	25,242	-	75	-	-	25,317
Cost of revenues	25,116	-	630	-	-	25,746
Total operating expenses	1,063	11	-	2,751(1)	-	3,825
Depreciation and amortization expense included in cost of revenues and total operating expenses	274	-	630	62	-	966
Operating loss	(937)	(11)	(555)	(2,751)	-	(4,254)

Change in fair value of warrant liabilities	-	-	-	185	-	185

Net loss	(961)	(6)	(556)	(2,543)	-	(4,066)

Total assets-September 30, 2023	9,474	142	1,051	36,525	(32,413)	14,779
Total assets-December 31, 2022	10,385	156	1,682	39,136	(31,701)	19,658

(1)	Including approximately US$0.10 million share-based compensation expenses.

Three Months Ended September 30, 2023 (Unaudited)

	Internet Ad and related service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	9,156	-	25	-	-	9,181
Cost of revenues	8,975	-	210	-	-	9,185
Total operating expenses	380	2	-	1,220(1)	-	1,602
Depreciation and amortization expense included in cost of revenues and total operating expenses	90	-	210	21	-	321
Operating loss	(199)	(2)	(185)	(1,220)	-	(1,606)

Change in fair value of warrant liabilities	-	-	-	13	-	13

Net loss	(211)	(1)	(185)	(1,123)	-	(1,520)

(1)	Including approximately US$0.01 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(2,987)	$(4,066)	$(1,905)	$(1,520)
Net (income)/loss attributable to noncontrolling interests from continued operations	7	-	(9)	-
Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(2,980)	$(4,066)	$(1,914)	$(1,520)

Weighted average number of common shares outstanding -Basic and diluted*	1,802,582	1,797,999	1,805,289	1,801,213

Loss per share-Basic and diluted*	$(1.65)	$(2.26)	$(1.06)	$(0.84)

For the nine and three months ended September 30, 2024 and 2023, the diluted loss per share calculation did not include any outstanding warrants to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

* Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(g).

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.	Share-based compensation expenses

In September 2024, under its 2023 Omnibus Securities and Incentive Plan, the Company granted and issued 0.375 million fully-vested shares of the Company’s restricted common stock to employees, consultants and one of its independent directors in exchange for services to the Company. These shares were valued at US$4.4 per share, the closing bid price of the Company’s common stock on the grant date. Total compensation expenses amortized for the nine and three months ended September 30, 2024 was approximately US$1.64 million.

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

The table below summarized share-based compensation expenses recorded for the nine and three months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-	-	-
General and administrative expenses	1,642	95	1,642	12
Research and development expenses	-	-	-	-
Total	1,642	95	1,642	12

22.	Subsequent events

The Company’s principal business activity is to provide advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The general economic downturn in the PRC lead by a challenging macroeconomic environment had caused and may continue to cause decreases in or delays in advertising spending, and had negatively impacted and may continue to negatively impact the Company’s short-term ability to grow revenues. While the Chinese government has introduced various stimulus measures in 2024 to boost the economy and the property sector, there remains uncertainty as to the future impact of the recent economic downturn in the PRC. The Company will continue to assess the impact of general economic conditions on its operations for future periods.

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

Our auditor, ARK Pro CPA & Co. (“ARK”), the independent registered public accounting firm that issues the audit report in our SEC filings, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is located in Hong Kong Special Administrative Region of the PRC ("Hong Kong"), China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations before 2022. As a result, we and investors in our securities were deprived of the benefits of such PCAOB inspections. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong in 2022. However, the inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China mainland and Hong Kong that have been subject to the PCAOB inspections, which could cause investors and potential investors in our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

We cannot assure you that our auditor will not be determined as a register public accounting firm that the PCAOB is unable to inspect or investigate completely for two consecutive years because of positions taken by the Chinese authorities and/or any other causes in the future. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB in the future again determines that it is unable to inspect and investigate completely auditors in China mainland and Hong Kong, we may be identified as a Commission-Identified Issuer accordingly. If this happens, Nasdaq may determine to delist our common stock, and there is no certainty that we will be able to continue listing our common stock on other non-U.S. stock exchanges or that an active market for our common stock will immediately develop outside of the U.S. The prohibiting from trading in the United States or delisting of our common stock or the threat of their being delisted could cause the value of our common stock to significantly decline or be worthless, and thus you could lose all or substantial portion of your investment.

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

A.	RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	13,190	25,317	3,239	9,181
Cost of revenues	12,735	25,746	3,184	9,185
Gross (loss)/ profit	455	(429)	55	(4)

Operating expenses
Sales and marketing expenses	208	148	75	55
General and administrative expenses	3,462	3,659	1,972	1,547
Research and development expenses	-	18	-	-
Total operating expenses	3,670	3,825	2,047	1,602

Loss from operations	(3,215)	(4,254)	(1,992)	(1,606)

Other income/(expenses)
Interest income	233	230	66	79
Other expenses, net	(30)	(20)	(2)	(6)
Impairment of long-term investments	(2)	(207)	-	2
Gain on disposal of subsidiaries	23	-	23	-
Change in fair value of warrant liabilities	-	185	-	13
Total other income/(expenses)	224	188	87	88

Loss before income tax benefit/(expense)	(2,991)	(4,066)	(1,905)	(1,518)
Income tax benefit/(expense)	4	-	-	(2)
Net loss	(2,987)	$(4,066)	$(1,905)	$(1,520)
Net loss attributable to noncontrolling interests	7	-	(9)	-
Net loss attributable to ZW Data Action Technologies Inc.	$(2,980)	$(4,066)	$(1,914)	$(1,520)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Nine Months Ended September 30,
	2024		2023
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$2,700	20.5%	$427	1.7%
-Distribution of the right to use search engine marketing service	9,740	73.8%	24,815	98.0%
Internet advertising and related services	12,440	94.3%	25,242	99.7%
Blockchain-based SaaS services	750	5.7%	75	0.3%
Total	$13,190	100%	$25,317	100%

	Three Months Ended September 30,
	2024		2023
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$2,700	83.4%	$145	1.6%
-Distribution of the right to use search engine marketing service	539	16.6%	9,011	98.1%
Internet advertising and related services	3,239	100%	9,156	99.7%
Blockchain-based SaaS services	-	-	25	0.3%
Total	$3,239	100%	$9,181	100%

Total Revenues: Our total revenues decreased to US$13.19 million and US$3.24 million for the nine and three months ended September 30, 2024, respectively, from US$25.32 million and US$9.18 million for the same periods last year, respectively, which was primarily due to the decrease in our main stream service revenues, i.e., distribution of the right to use search engine marketing services.

●

Internet advertising revenues for both the nine and three months ended September 30, 2024 was approximately US$2.7 million, compared with US$0.43 million and US$0.15 million for the nine and three months ended September 30, 2023, respectively. The increase primarily resulted from the Company providing influencer marketing services during the three months ended September 30, 2024 which offer higher growth opportunities and profitability.

●

Revenue generated from distribution of the right to use search engine marketing service for the nine and three months ended September 30, 2024 was approximately US$9.74 million and US$0.54 million, respectively, compared with approximately US$24.82 million and US$9.01 million for the nine and three months ended September 30, 2023, respectively. The decline in revenue from this business category was primarily attributable to the Company shifting its business strategy to focus more on profitability.

●

For the nine and three months ended September 30, 2024, we generated approximately US$0.75 million and nil in revenue from our blockchain-based SaaS services, respectively, compared with approximately US$0.08 million and US$0.03 million for the nine and three months ended September 30, 2023, respectively.

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

	Nine Months Ended September 30,
	2024			2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$2,700	$2,430	10%	$427	$350	18%
-Distribution of the right to use search engine marketing service	9,740	9,674	0.7%	24,815	24,766	0.2%
Internet advertising and related services	12,440	12,104	2.7%	25,242	25,116	0.5%
Blockchain-based SaaS services	750	631	15.9%	75	630	-740%
Total	$13,190	$12,735	3.5%	$25,317	$25,746	-2%

	Three Months Ended September 30,
	2024			2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$2,700	$2,430	10%	$145	$116	20%
-Distribution of the right to use search engine marketing service	539	544	-0.9%	9,011	8,859	2%
Internet advertising and related services	3,239	2,974	8.2%	9,156	8,975	2%
Blockchain-based SaaS services	-	210	-	25	210	-740%
Total	$3,239	$3,184	1.7%	$9,181	$9,185	-0.04%

Cost of revenues: Our total cost of revenues decreased to US$12.74 million and US$3.18 million for the nine and three months ended September 30, 2024, respectively, from US$25.75 million and US$9.19 million for the nine and three months ended September 30, 2023, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, amortization of software platform development cost and other direct costs associated with providing our services. The decrease in our total cost of revenues for the nine and three months ended September 30, 2024 was primarily due to the decrease in costs associated with distribution of the right to use search engine marketing service we purchased from key search engines during the periods, which was in line with the decrease in the related revenues as discussed above.

●

Costs for internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. It also includes the cost of influencer marketing services that corresponds with our influencer marketing business. For the nine and three months ended September 30, 2024, our total cost of revenues for Internet advertising and data service was approximately US$2.43 million, compared with approximately US$0.35 million and US$0.12 million for the nine and three months ended September 30, 2023, respectively. The gross margin rate of our Internet advertising and data service was 10% for the nine and three months ended September 30, 2024, compared with 18% and 20% for the nine and three months ended September 30, 2023, respectively.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resources consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines and/or their delegated agencies in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resources in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the nine and three months ended September 30, 2024, our total cost of revenues for distribution of the right to use search engine marketing service was US$9.67 million and US$0.54 million, respectively, compared with US$24.77 million and US$8.86 million for the same periods last year, respectively. The decrease in cost of revenues for the nine and three months ended September 30, 2024 was in line with the decrease in revenues from this business category.  Gross margin rate of this business category was 0.7% and -0.9% for the nine and three months ended September 30, 2024, respectively, compared with 0.2% and 2% gross margin rate incurred for the same periods last year, respectively.

●

For the nine months and three months ended September 30, 2024, cost for our blockchain-based SaaS services was approximately US$0.63 million and US$0.21 million, respectively, compared with approximately US$0.63 million and US$0.21 million for the nine and three months ended September 30, 2023, respectively. Costs for our blockchain-based SaaS services consist of the amortized cost of our self-developed BIF platform. Gross margin rate of this business category was 15.9% and nil for the nine and three months ended September 30, 2024, respectively, compared with -740% gross margin rate for the same periods last year.

Gross (loss)/profit

As a result of the foregoing, for the nine months ended September 30, 2024, we incurred a gross profit of approximately US$0.46 million, compared with a gross loss of approximately US$0.43 million for the nine months ended September 30, 2023. For the three months ended September 30, 2024, we incurred an approximately US$0.06 million gross profit, compared with a gross loss of approximately US$0.004 million for the three months ended September 30, 2023. Our overall gross margin was 3.5% and 1.7% for the nine and three months ended September 30, 2024, respectively, compared with -1.7% and -0.04% for the same periods last year, respectively. For the nine months ended September 30, 2024, the gross margin rate of our main stream of service revenues, i.e. distribution of the right to use search engine marketing services, improved to 0.7%, compared with 0.2% gross margin rate for the same period last year. In addition, for the nine months ended September 30, 2024, the gross margin rate of our blockchain-based SaaS services was 15.9%, compared with -740% for the same period last year.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2024		2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$13,190	100%	$25,317	100%
Gross profit/(loss)	455	3.5%	(429)	-1.7%

Sales and marketing expenses	208	1.6%	148	0.6%
General and administrative expenses	3,462	26.2%	3,659	14.5%
Research and development expenses	-	-	18	0.1%
Total operating expenses	$3,670	27.8%	$3,825	15.1%

	Three Months Ended September 30,
	2024			2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$3,239	100%	$9,181	100%
Gross profit/(loss)	55	1.7%	(4)	-0.04%

Sales and marketing expenses	75	2.3%	55	0.6%
General and administrative expenses	1,972	60.9%	1,547	16.9%
Research and development expenses	-	-	-	-
Total operating expenses	$2,047	63.2%	$1,602	17.4%

Operating Expenses: Our total operating expenses was approximately US$3.67 million and US$2.05 million for the nine and three months ended September 30, 2024, respectively, compared with approximately US$3.83 million and US$1.60 million for the nine and three months ended September 30, 2023, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was US$0.21 million and US$0.08 million for the nine and three months ended September 30, 2024, respectively, compared with approximately US$0.15 million and US$0.06 million for the nine and three months ended September 30, 2023, respectively. Our sales and marketing expenses primarily consist of staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues.

●

General and administrative expenses: General and administrative expenses was US$3.46 million and US$1.97 million for the nine and three months ended September 30, 2024, respectively, compared with US$3.66 million and US$1.55 million for the nine and three months ended September 30, 2023, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the nine months ended September 30, 2024, the change in our general and administrative expenses was primarily due to the following reasons: (1) the increase in share-based compensation expenses of approximately US$1.55 million, due to the issuance of 0.375 million fully-vested shares of the Company’s restricted common stock during the three months ended September 30, 2024, compared to the same period last year; (2) the decrease in allowance for expected credit losses of approximately US$0.58 million; and (3) the decrease in other general administrative expenses of approximately US$1.17 million, as a result of the cost reduction plan executed by the management. For the three months ended September 30, 2024, the changes in our general and administrative expenses was primarily attributable to the following reasons: (1) the increase in share-based compensation expenses of approximately US$1.63 million, due to the issuance of 0.375 million fully-vested shares of the Company’s restricted common stock during the three months ended September 30, 2024, compared to the same period last year; (2) the decrease in other general administrative expenses of approximately US$0.43 million, as a result of the cost reduction plan executed by management; and (3) the decrease in allowance for expected credit losses of approximately US$0.77 million, respectively.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$3.22 million and US$4.25 million for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, we incurred a loss from operations of approximately US$1.99 million and US$1.61 million, respectively.

Interest Income: For the nine and three months ended September 30, 2024, interest income recognized were primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Impairment on long-term investments: For the nine months ended September 30, 2024, we recognized approximately US$0.002 million in impairment loss on long-term investments, which was related to our cash investments in one of our unconsolidated investee entities whose business activities had become dormant. For the nine months ended September 30, 2023, we recognized approximately US$0.21 million impairment loss on long-term investments.

Change in fair value of warrant liabilities: We issued warrants in financing activities. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). For the nine and three months ended September 30, 2024, we did not recognize any change in fair value of these warrant liabilities, compared to a gain of change in fair value of approximately US$0.19 million and US$0.01 million for the nine and three months ended September 30, 2023, respectively.

Loss before income tax benefit/(expense): As a result of the foregoing, our loss before income tax benefit was approximately US$2.99 million and US$4.066 million for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, we incurred an approximately US$1.91 million loss before income tax expense, compared with an approximately US$1.52 million loss before income tax expense for the three months ended September 30, 2023.

Income Tax benefit/(expense): For the nine months ended September 30, 2024 and 2023, we recognized approximately US$0.004 million and nil, respectively, in income tax benefits. For the three months ended September 30, 2024 and 2023, we recognized approximately nil and US$0.002 million, respectively, in income tax expenses. These benefits were related to the net operating loss incurred by one of our operating VIEs for each respective period. We anticipate these losses will likely be utilized against future earnings of this entity.

Net loss: As a result of the foregoing, for the nine months ended September 30, 2024 and 2023, we incurred a total net loss of approximately US$2.99 million and US$4.066 million, respectively. For the three months ended September 30, 2024, we recognized a net loss of approximately US$1.91 million, compared with a net loss of approximately US$1.52 million for the three months ended September 30, 2023.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of September 30, 2024 and December 31, 2023, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$13.26 million and US$13.41 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Nine Months Ended September 30, 2024 and 2023

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2024, we had cash and cash equivalents of approximately US$1.12 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	Amounts in thousands of US dollars

Net cash used in operating activities	$(1,228)	$(1,536)
Net cash provided by/(used in) investing activities	645	(1,499)
Net cash provided by financing activities	876	-
Effect of foreign currency exchange rate changes	13	(42)
Net increase/(decrease) in cash and cash equivalents	$306	$(3,077)

Net cash used in operating activities

For the nine months ended September 30, 2024, our net cash used in operating activities of approximately US$1.23 million were primarily attributable to:

(1)

net loss excluding approximately US$0.71 million of non-cash expenses of depreciation and amortizations, approximately US$0.02 million amortization of operating lease right-of-use assets, approximately US$1.64 million of share-based compensation expenses, approximately US$0.02 million of gain on disposal of subsidiaries, approximately US$0.002 million impairment on long-term investments, approximately US$0.003 million loss on disposal of fixed assets, approximately US$0.77 million allowance for credit losses, approximately US$0.004 million deferred tax benefit and approximately US$0.23 million non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$0.10 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.30 million; and

-	other current liabilities and taxes payable increased by approximately US$0.39 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$1.43 million;

-	prepayment and deposit to suppliers increased by approximately US$0.02 million;

-	Advances from customers decreased by approximately US$0.09 million; and

-	accruals and operating lease liabilities decreased by approximately US$0.02 million in the aggregate, due to settlement of these operating liabilities during the period.

For the nine months ended September 30, 2023, our net cash used in operating activities of approximately US$1.54 million were primarily attributable to:

(4)

net loss excluding approximately US$0.97 million of non-cash expenses of depreciation and amortizations; approximately US$0.31 million amortization of operating lease right-of-use assets, approximately US$0.10 million share-based compensation, approximately US$0.19 million gain from change in fair value of warrant liabilities, approximately US$1.35 million allowance for credit losses, approximately US$0.01million loss on disposal of fixed assets and approximately US$0.23 million non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$1.55 million.

(5)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable decreased by approximately US$0.66 million, primarily due to collections from two major clients during the period; and

-	advance from customers increased by approximately US$0.43 million.

(6)	offset by the use from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers increased by approximately US$0.39 million;

-	account payables decreased by approximately US$0.003 million;

-	the other current liabilities and taxes payables decreased by approximately US$0.08 million; and

-

accruals, operating lease liabilities and short-term lease payment payables decreased by approximately US$0.60 million in the aggregate, due to the settlement of these operating liabilities during the period.

Net cash used in investing activities

For the nine months ended September 30, 2024, (1) we purchased office equipment of approximately US$0.003 million; (2) we made an additional investment of approximately US$0.002 million to one of our unconsolidated investee entities; (3) we collected US$0.49 million in short-term loan principal from short-term loans we provided to unrelated parties in previous periods; (4) we received total interest payment of approximately US$0.41 million, which was attributable to short-term loans we provided to unrelated parties in previous periods; (5) we received approximately US$0.15 million in proceeds from the disposal of long-term investments; (6) we acquired cash of approximately US$0.009 million through the acquisition of a 51% equity interest in Beijing Yi En; (7) we recognized deconsolidation of cash during the period of US$0.006 million; and (8) we made deposits on investment contracts of approximately US$0.40 million. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$0.65 million for the nine months ended September 30, 2024.

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

Net cash provided by financing activities

For the nine months ended September 30, 2024, (1) we received an advance from investors of approximately US$0.81 million; and (2) we recognized capital contribution from noncontrolling interests of approximately US$0.07 million. In contrast, no cash was provided by or used in financing activities for the nine months ended September 30, 2023.

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

The unaudited condensed consolidated financial statements as of September 30, 2024 have been prepared under the assumption that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. Our ability to continue as a going concern is dependent upon our uncertain ability to increase gross profit margin and reduce operating loss from our core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of September 30, 2024 do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on the financial statements.

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

C.     Off-Balance Sheet Arrangements

None.

D.     Disclosure of Contractual Obligations

In June 2023, we acquired a 9.9% equity interest in Wuhan Ju Liang, through subscription of a RMB0.99 million (approximately US$0.14 million) in registered capital of the entity in cash, which amount was committed to be paid up before August 1, 2052.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: November 19, 2024	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)