Form 10-K
period 2024-12-31
ZW Data Action Technologies Inc.
filed 2025-04-15
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

COMMISSION FILE NO. 001-34647

ZW DATA ACTION TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8/F. 29 Des Voeux Road Central, Central,

Hong KongSpecial Administrative Region of the People’s Republic of China

(Address of principal executive offices)

+852 2669-8078

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
Yes ☐   No ☒

The aggregate market value of 1,621,039 shares of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $4,927,959 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.04 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of April 15, 2025 was 2,301,205.

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

Cash and Asset Flows through Our Organization

ZW Data Action Technologies Inc. transfers cash to its wholly-owned Hong Kong subsidiary, namely, CNET Online Technology Co. Limited, by making capital contributions or providing loans, and the Hong Kong subsidiary transfer cash to the subsidiaries in China by making capital contributions or providing loans to them. Because ZW Data Action Technologies Inc. and its subsidiaries control our VIEs through contractual arrangements, they are not able to make direct capital contribution to our VIEs and their subsidiaries. However, they may transfer cash to our VIEs by loans or by making payment to the VIEs for inter-group transactions.

For the year ended December 31, 2024, we transferred US$0.48 million in cash to our operating subsidiaries. For the year ended December 31, 2023, we did not transfer any cash to our operating subsidiaries; however, one of our subsidiaries paid US$0.79 million operating expenses in cash on behalf of us to the service providers, as a repayment of the shareholder loans provided by us to this subsidiary in previous years.

For the year ended December 31, 2024, our consolidated VIEs transferred US$0.02 million to our consolidated subsidiaries as repayment of loans. For the year ended December 31, 2023, our consolidated subsidiaries transferred US$0.55 million in cash to the consolidated VIEs in form of loans.

Our VIEs may transfer cash to our wholly foreign-owned enterprises (“WFOEs”) by paying service fees according to the exclusive business cooperation agreements. For the years ended December 31, 2024 and 2023, our VIEs did not pay any service fees to our Rise King WFOE under the exclusive business cooperation agreements.

For the years ended December 31, 2024 and 2023, no dividends or distributions were made to ZW Data Action Technologies Inc. by our subsidiaries. Under PRC laws and regulations, our PRC subsidiaries and VIEs are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to us. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or the SAFE. The total restricted net assets of our PRC subsidiaries and VIEs were approximately US$13.23 million and US$13.41 million as of December 31, 2024 and 2023, respectively. Furthermore, cash transfers from our PRC subsidiaries to entities outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiaries and VIEs to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. For risks relating to the fund flows of our operations in China, see “Item 1A. Risk Factors—Risks Associated With Doing Business in China—Any limitation on the ability of our PRC subsidiaries and VIEs to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to conduct our business or our financial condition.”

For the years ended December 31, 2024 and 2023, no assets other than cash were transferred through our organization.

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

See also “Item 7. Management’ Discussion and Analysis of Financial Condition and Results of Operations —B. Liquidity and Capital Resources—Cash Transfer within Our Organization and the Related Restrictions.”

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

We are a holding company that conducts our businesses through our Hong Kong subsidiaries, PRC subsidiaries and operating entities (the “VIEs”). We primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We also develop blockchain enabled web/mobile applications and provides software solutions, i.e., Software-as-a-Service (“SaaS”) services for clients.

We derive our revenue principally by:

●

distributing the right to use search engine marketing service we purchased from key search engines to increase the sales lead conversion rate for our clients’ business promotion on both mobile and computer searches;

●	providing influencer marketing services for our clients’ businesses; and

●	providing Blockchain-based SaaS Services.

We generated total revenues of US$15.44 million for the year ended December 31, 2024, compared with US$30.59 million in 2023. Net loss attributable to our stockholders was US$3.76 million and US$5.97 million for the years ended December 31, 2024 and 2023, respectively.

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

In 2021, we enhanced the development of our blockchain infrastructure platform, i.e., Blockchain Integrated Framework (“BIF”) platform under the OMG development contract, which platform have membership management, trusted and decentralized payment management and Non-Fungible Token (“NFT”) management etc. features, so that the BIF platform could be further integrated into other blockchain application scenarios to provide data storage, assurance and analysis services to the SMEs. We also developed a more comprehensive and upgraded open-core version of BIF in the SaaS model with an open-end control panel to a greater extent, allowing our clients to use it to develop their own NFTs for their IPs and branding in China for the reauthorization use of both domestic and overseas users. The BIF platform is currently being developed into a subscription model with a starting subscription fee and the fees will be increased in accordance with number of apps subscribed, transactions or the size of data stored through the platform. In addition, our clients will be able to self-code themselves based on the existing modules of the smart contracts for the customization on their own specific needs in a low-code practice, and extra usage fee will be charged on the top of monthly recurring revenue. We completed the development and integration of the BIF platform, and officially launched the BIF and Bo!News by the end of 2021. For the year ended December 31, 2024, we generated an approximately US$0.75 million revenues from this our NFT SaaS services.

During fiscal 2024, we have strategically repositioned our core business, i.e., our Internet advertising and related data service business to have a renewed focus on international markets. We have shifted our client focus away from the distribution of search engine marketing services towards higher margin digital advertising opportunities, including influencer marketing services. We have continued to develop and optimize the functions of our blockchain-based applications, and to market and promote our SaaS services to our SME clients. We are also seeking to acquire and build teams with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost-effective content creation so that we can better service our clients.

Recent Developments

Acquisition of Rahula

ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of the Company, entered into a Share Sale and Purchase Agreement dated as of March 3, 2025 (the “Agreement”) with Vickie Chan, an individual (the “Seller”), pursuant to which the Seller agrees to sell, and the Purchaser agrees to buy, the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company (the "Rahula") that the Seller owns, transferring full legal and beneficial ownership. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies. The purchase price is US$600,000. The transaction was completed on March 7, 2025.

Securities Purchase Agreements

On August 23, September 5, September 6, September 25, 2024, we entered into a securities purchase agreement with each of four investors (including one member of our Board of Directors), respectively, pursuant to which each purchaser agreed to purchase 89,606 shares of common stock of the Company for an aggregate purchase price of US$268,818. The number of shares have been restated to reflect the effect of the 1-for-4 reverse stock split on September 30, 2024.

On January 2, January 3, January 15, January 17, 2025, we entered into a securities purchase agreement with each of four investors, respectively, pursuant to which each purchaser agreed to purchase 119,100 shares of common stock of the Company for an aggregate purchase price of US$250,110, representing a purchase price of US$2.1 per share.

The closing of each transaction shall take place on the date mutually agreed by the parties, subject to the closing conditions contained in each such agreement. On the date that the agreement was signed, each purchaser entered into a lock-up agreement with us, respectively, whereby the purchaser agreed not to transfer the shares until six-month anniversary of the date of each agreement.

As of the date of this annual report, the transactions as described above have not completed.

Reverse Stock Split

The Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split became effective on September 30, 2024 (the “Effective Date”). As a result, the number of shares of the Company’s authorized Common Stock was reduced from 50,000,000 shares to 12,500,000 shares and the issued and outstanding number of shares of the Common Stock was correspondingly decreased. The Reverse Stock Split has no effect on the par value of the Company’s Common Stock or authorized shares of preferred stock. When the Reverse Stock Split became effective, each four shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest full share. No cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. As a result of the Reverse Stock Split, 8,704,506 shares of Common Stock that were issued and outstanding at September 30, 2024 was reduced to 2,301,205 shares of Common Stock (taking into account the rounding of fractional shares).

Except where otherwise specified, all number of shares, number of warrants, share prices, exercise prices and per share data in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively restated as if the Reverse Stock Split occurred at the beginning of the periods presented.

Regaining Nasdaq Compliance

On April 17, 2024, we received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that due to our failure (the “Initial Delinquent Filing”) to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), with the Securities and Exchange Commission (the “SEC”), we were not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule 5250(c)(1) Rule”), which requires the timely filing of all required periodic reports with the SEC. The Company received a delinquency notification letter (the “May Notice”) from the Nasdaq on May 17, 2024 due to the Company’s non-compliance with the Listing Rule 5250(c)(1) Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”). The May Notice states that the Company had until June 17, 2024, or 60 days from the Initial Notice, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company submitted a plan of compliance. On July 31, 2024, we received a letter from Nasdaq notifying us that based on the June 28, 2024, filing of the Form 10-K and the July 29, 2024, filing of the Form 10-Q, Nasdaq has determined that we have complied with the Listing Rule 5250(c)(1) Rule. Accordingly, this matter was closed.

On November 1, 2023, we received a notice (the “November Notice”) from Nasdaq indicating that its common stock, failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the November Notice. The Nasdaq rules provided the Company a compliance period of 180 calendar days from the Notice, or until April 29, 2024, to regain compliance with Rule 5550(a)(2). On May 1, 2024, we received another notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until October 28, 2024, to regain compliance. According to the Second Notice from Nasdaq, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. We filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-four (1 for 4) reverse stock split of our common stock pursuant to NRS Section 78.209, which became effective on September 30, 2024. As a result of the filing of the Certificate, the number of shares of the Company’s authorized Common Stock was reduced from 50,000,000 shares to 12,500,000 shares and the issued and outstanding number of shares of the Common Stock was correspondingly decreased. On October 15, 2024, we received a letter from Nasdaq notifying us that Nasdaq had determined that for 10 consecutive business days, from September 30, 2024 to October 14, 2024, the closing bid price of our Common Stock had been at $1.00 per share or greater. Accordingly, we regained compliance with the Bid Price Requirement and this matter was closed.

Our Subsidiaries, Variable Interest Entities (VIEs) and Ownership Interest Investment Affiliates

As of December 31, 2024, our corporate structure is set forth below:

ZW Data Action Technologies Inc.
(Nevada)
100%
China Net Online Media Group Limited
(BVI)
100%
CNET Online Technology Co. Limited
(Hong Kong)
100%
ChinaNet Investment Holding Ltd.
(BVI)
100%
Grandon Investments Limited
(BVI)
7.69%
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
ChinaNet Online (Guangdong) Technology Co., Ltd.
(PRC)
100%
Business Opportunity Online (Hubei) Network Technology Co., Ltd.
(PRC)
51%
Guangzhou Zhongtian Hexin Xibao Technology Co., Ltd.
(PRC)
9.9%
Wuhan Ju Liang Media Co., Ltd.
(PRC)
9.9%
Hunan Yong Fu Xiang Health Management Co., Ltd.
(PRC)*

* Previous known as Guangdong Yong Fu Xiang Health Management Co., Ltd.

→ Equity Interest

- - - - Contractual Arrangement with No Equity Ownership

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

As of December 31, 2024, besides China Net BVI, China Net HK and Rise King WFOE, as discussed above, we have five other indirectly wholly-owned subsidiaries, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), Grandon Investments Limited, a British Virgin Islands company (“Grandon BVI”), ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online Holdings”) and ChinaNet Online (Guangdong) Holdings Co., Ltd., a PRC company (“ChinaNet Online Guangdong Holdings”).

Grandon BVI beneficially owns a 7.69% equity interest in New Business Holdings Limited (“New Business BVI”). New Business BVI is primarily in the business of developing blockchain and e-sports platforms and operating IP data for e-sports and games with strategic partners. ChinaNet Online Guangdong Holdings beneficially owns a 9.09% equity interest in Shenzhen Global Best Products Import & Export Co., Ltd. (“Global Best Products”). Global Best Products is primarily operating an online marketplace for health products retailing. The Business activities of Global Best Products are currently dormant.

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

As of December 31, 2024, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries in the PRC: Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), and ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong Technology”). As of December 31, 2024, ChinaNet Online Guangdong Technology has the following majority-owned subsidiary with 51% equity interest: Guangzhou Zhongtian Hexin Xibao Technology Co., Ltd. (“Zhongtian Hexin”). Except for ChinaNet Online Guangdong Technology, which entity is primarily focuses on developing and operating blockchain technology-based products and services, all other Business Opportunity Online’s wholly-owned subsidiaries are engaged in providing Internet advertising, precision marketing and related data service to the SMEs.

As of December 31, 2024, through our operating VIEs, we also beneficially own a 9.9% equity interest in Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”) and a 9.9% equity interest in Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang"), respectively. Yong Fu Xiang is primarily engaged in providing health care consultancy and health management services, and Wuhan Ju Liang is primarily engaged in providing livestream operations services.

Industry and Market Overview

Overview of the Advertising Market in China

According to the “2024 Global Ad spend forecasts” published by Dentsu International in December 2024, the global advertising spending is expected to grow at a slower 5.9% in 2025. The advertising market in 2025 is expected to retain a positive trajectory in all regions. Growth is driven by continual advertising innovation with algorithmically enabled ad spend estimated to reach 79% in 2027. Advertising spending in the Asia Pacific is expected to grow by 5.8% year-over-year to US$253.4 billion in 2025.

China’s advertising market is slowing in step with its economy and was also adversely affected by a challenging macroeconomic environment. However, China’s advertising market still remains one of the key drivers of global growth of advertising. Dentsu International forecasts that China’s total advertising spending will reach US$128.3 billion with a 4.2% year-over-year growth in 2025 and is expected to grow by 3.6% in 2026.

The growth of China’s advertising market is driven by a number of factors, including the sustained economic growth and increases in disposable income and consumption in China. China was the second largest economy in the world in terms of gross domestic product (“GDP”), which amounted to US$18.5 trillion in 2024, with a year-over-year growth of 5%. According to the National Bureau of Statistics of China, the annual disposable income per capita in urban households increased to RMB54,188 in 2024, with a growth of 4.6%, after adjusted by the price factors.

Overview of the Internet Advertising Industry

According to the “2024 Global Ad spend forecasts” published by Dentsu International in December 2024, global ad-spending growth continues to be dominated by digital channels, which reached US$469.8 billion and achieved 60.8% of the total ad-spend in 2024, and is expected to further increase to 62.7% and 64.4% of the total ad-spending in 2025 and 2026, respectively.

In China, the Internet advertising market growth is expected to stem primarily from a higher internet penetration rate of 78% by the end of June 2024. Total internet users reached approximately 1.1 billion people by the end of June 2024, increased by approximately 7.42 million people when compared to December 2023 (According to the 54th China Internet Network Development Statistical Report issued by China Internet Network Information Center (the “CNNIC”) in March 2024).

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

In recent years, the capital market, Internet giants and traditional offline services business in China have all accelerated their O2O business arrangement and development. With the advent of the mobile Internet era, the innovation of user needs, and applications have become the main trend of the Internet, including online payments, location-based services, online and offline interaction and more. Due to the slowdown of China’s economy growth in recent years, the competitive market pressure within the local life services industry has increased. Under these circumstances, more and more traditional offline service providers started to use the Internet-based tools to market and promote their products and services. The rapid development of social media and short-form video applications and tools, such as: WeChat, Weibo, Xiaohongshu and Douyin etc., also have had a very important influence on the development of the O2O market, and using social media and short-form video applications and tools to promote brands and maintain customer relationships has become an important advertising and marketing trend for all offline business. In addition, the growing integration of AI applications in the advertising sector has become a key enabler for businesses seeking cost-effective content creation and accurate marketing solutions

Our Principal Products and Services

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

Our Internet advertising, precision marketing and related data services segment also includes our influencer marketing services. We offer influencer marketing services that help our clients enhance their visibility and reach through influencer generated content. We connect brands with the right voices to effectively promote their products and drive engagement.

For the year ended December 31, 2024, we had 426 clients who used our Internet advertising, marketing and data services, compared with 634 clients for the year ended December 31, 2023. We achieved US$14.7 million and US$30.51 million of Internet advertising, precision marketing and related data and technical services revenues for the years ended December 31, 2024 and 2023, respectively, which accounted for 95.1% and 99.8% of our total revenues for the years ended December 31, 2024 and 2023, respectively. The overall gross profit margin of this business segment increased to 3.7% for the year ended December 31, 2024 from 1.1% for the year ended December 31, 2023. The decrease in revenue for this business segment is due to our plans to wind down our distribution of the right to use search engine marketing service business and focus on higher margin marketing services such as influencer marketing.

Blockchain-based SaaS services

From early 2022, we started to introduce our blockchain-based SaaS services to our customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. For the year ended December 31, 2024 and 2023, we generated approximately US$0.75 million and US$0.08 million in revenue from this business segment, respectively.

Sales and Marketing

For the year ended December 31, 2024, we derived 95.1% of total net revenues from our Internet advertising and the provision of related data and technical services, compared with 99.8% for the year ended December 31, 2023.

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

Suppliers

Our suppliers are major search engines and/or their authorized agents, Internet gateways, other advertising resources suppliers, influencer agencies and technical service providers. For the year ended December 31, 2024, internet advertising resources purchased from two of our largest suppliers counted for approximately 51% of our total cost of revenues, in the aggregate, compared with approximately 82% from two of our largest suppliers for the year ended December 31, 2023.

Research and Development

For the year ended December 31, 2024, we did not have any research and development expenses. However, we are strategically shifting our focus towards advancing our research and development efforts towards artificial intelligence and the development of proprietary intellectual property that will enable us to deliver more accurate marketing solutions and cost-efficient content creation for our clients.

Intellectual Property

As of December 31, 2024, we had thirty-one software copyright certificates issued by the State Copyright Office of the PRC, including, but not limited to, software systems covering monitor and management platforms on Internet advertising effects, analysis systems on Internet traffic statistics and Internet user behavior, analysis systems on log-based visit hotspot and browsing trails, analysis systems on mobile advertising platform, Customer Relationship Management (CRM) system, cloud-compute technology and blockchain technology.

Competition

We compete with other Internet advertising companies for business opportunities in China, including companies that also distribute the right to use the search engine marketing services provide by key search engines in China, such as: Zhong Shi Lian Dong Technology (Beijing) Co., Ltd., Shenzhen Jiu Xing Hu Dong Technology Co., Ltd., and Hao Shang Hui Media (Guangzhou) Co., Ltd, and companies that operate Internet advertising portals for business opportunities of the SMEs, such as 78.cn, zhaoshangbang.com and 1637.com etc. We compete for clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We also compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboards, frame and public transport advertising companies, and with traditional advertising media, such as television, newspapers, magazines and radio. We also face competition from influencer agencies, who may have established relationships with our potential clients.

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

In consideration of the above discussed restrictions on foreign investments in ICP and advertising business, our whole-owned subsidiary in China, Rise King WFOE, is ineligible to apply for the required licenses for providing Internet information services and was ineligible to apply for the required licenses for providing advertising services in China before June 29, 2015. Our ICP business and advertising business are operated by Business Opportunity Online in China. We have been, and are expected to continue to be, dependent on Business Opportunity Online to operate our ICP business and advertising business. We do not have any equity interest in our PRC Operating Entities, but Rise King WFOE receives the economic benefits of the same through the Contractual Arrangements.

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

Human Capital Resources

Employees Profiles

As of December 31, 2024, we had 25 full-time employees, 6 of whom are in sales and marketing, 6 of whom are in operations and support and 13 of whom are in management and administration.

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

Corporation Information

Our principal executive offices are located at 8/F. 29 Des Voeux Road Central, Central, Hong Kong. Our telephone number at this address is +852 2669-8078 and our fax number is +852 2669-8178. For more information, see our corporate website at www.zdat.com.

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

Our customers continue to face a challenging macroeconomic environment in their respective industries and in the general economy. The challenging macroeconomic environment in the PRC could cause decreases or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues which will have a material adverse impact on our business, results of operations and financial condition in the short run. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could also negatively impact our results of operations.

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

Condensed Consolidating Schedules

The following tables presented the condensed consolidating schedules that depicted the financial position, cash flows and results of operations for our company, our consolidated subsidiaries, consolidated VIE, and any eliminating adjustments as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023, respectively. All amounts are presented in thousands of U.S. dollars.

	As of December 31, 2024
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$
Assets
Cash and cash equivalents	-	788	24	-	812
Accounts receivable, net	-	1,580	34	-	1,614
Prepayment and deposit to suppliers	346	3,232	1,189	(259)	4,508
Due from group companies	38,087	11,557	448	(50,092)	-
Other current assets	-	2,237	2	-	2,239
Long-term investments	-	397	-	-	397
Operating lease right-of-use assets	-	-	-	-	-
Property and equipment, net	-	31	85	-	116
Intangible assets, net	-	-	-	-	-
Long-term deposits and prepayments	-	-	-	-	-
Deferred tax assets, net	-	-	-	-	-
Total Assets	$38,433	$19,822	$1,782	$(50,351)	$9,686

Liabilities and Equity

Accounts payable	-	-	93	-	93
Advance from investors	1,075	-	-	-	1,075
Advances from customers	-	-	748	(259)	489
Accrued payroll and other accruals	485	58	14	-	557
Taxes payable	-	632	2,520	-	3,152
Operating lease liabilities	-	-	-	-	-
Lease payment liabilities related to short-term leases	-	-	-	-	-
Due to group companies	232	34,535	15,325	(50,092)	-
Other current liabilities	75	23	382	-	480
Warrant liabilities	-	-	-	-	-
Operating lease liabilities-Non current	-	-	-	-	-
Long-term borrowing from a related party	-	122	-	-	122
Total Liabilities	1,867	35,370	19,082	(50,351)	5,968

Total stockholders’ equity	36,566	(15,548)	(17,300)	-	3,718

Total Liabilities and Equity	$38,433	$19,822	$1,782	$(50,351)	$9,686

	As of December 31, 2023
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$
Assets
Cash and cash equivalents	-	450	367	-	817
Accounts receivable, net	-	-	844	-	844
Prepayment and deposit to suppliers	-	2,763	2,005	(263)	4,505
Due from group companies	37,610	11,669	409	(49,688)	-
Other current assets	-	2,791	3	-	2,794
Long-term investments	-	794	-	-	794
Operating lease right-of-use assets	-	22	-	-	22
Property and equipment, net	-	76	139	-	215
Intangible assets, net	-	841	-	-	841
Long-term deposits and prepayments	-	-	-	-	-
Deferred tax assets, net	-	-	401	-	401
Total Assets	$37,610	$19,406	$4,168	$(49,951)	$11,233

Liabilities and Equity

Accounts payable	-	-	201	-	201
Advances from customers	-	-	1,106	(263)	843
Accrued payroll and other accruals	283	30	37	-	350
Taxes payable	-	639	2,555	-	3,194
Operating lease liabilities	-	24	-	-	24
Lease payment liabilities related to short-term leases	-	-	99	-	99
Due to group companies	233	34,018	15,437	(49,688)	-
Other current liabilities	75	23	46	-	144
Warrant liabilities	-	-	-	-	-
Operating lease liabilities-Non current	-	-	-	-	-
Long-term borrowing from a related party	-	124	-	-	124
Total Liabilities	591	34,858	19,481	(49,951)	4,979

Total stockholders’ equity	37,019	(15,452)	(15,313)	-	6,254

Total Liabilities and Equity	$37,610	$19,406	$4,168	$(49,951)	$11,233

	For the year ended December 31, 2024
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Revenues	-	5,530	9,909	-	15,439
Cost of revenues	-	5,151	9,842	-	14,993
Total operating expenses	1,483	662	2,058	-	4,203
Loss from operations	(1,483)	(283)	(1,991)	-	(3,757)
Other income/(expenses)	-	298	89	-	387
Income/(loss) before income tax benefit and noncontrolling interests	(1,483)	15	(1,902)	-	(3,370)
Income tax benefit/(expense)	-	-	(399)	-	(399)
Net income/(loss)	(1,483)	15	(2,301)	-	(3,769)
Net income attributable to noncontrolling interests	-	-	8	-	8
Net income/(loss) attributable to ZW Data Action Technologies Inc.	(1,483)	15	(2,293)	-	(3,761)

	For the year ended December 31, 2023
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Revenues	-	219	30,437	(71)	30,585
Cost of revenues	-	1,005	30,087	(71)	31,021
Total operating expenses	849	3,390	1,361	(24)	5,576
Loss from operations	(849)	(4,176)	(1,011)	24	(6,012)
Other income/(expenses)	185	113	(238)	(24)	36
Income/(loss) before income tax benefit and noncontrolling interests	(664)	(4,063)	(1,249)	-	(5,976)
Income tax benefit	-	-	2	-	2
Net income/(loss)	(664)	(4,063)	(1,247)	-	(5,974)
Net income attributable to noncontrolling interests	-	-	-	-	-
Net income/(loss) attributable to ZW Data Action Technologies Inc.	(664)	(4,063)	(1,247)	-	(5,974)

	For the year ended December 31, 2024
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Net cash (used in)/provided by operating activities	(598)	(1,070)	(390)	-	(2,058)

Net cash provided by/(used in) investing activities	(477)	916	(2)	458	895

Net cash (used in)/provided by financing activities	1,075	477	51	(458)	1,145

Effect of exchange rate fluctuation	-	15	(2)	-	13

Net (decrease)/increase in cash and cash equivalents	-	338	(343)		(5)

Cash and cash equivalents, at beginning of the year	-	450	367	-	817
Cash and cash equivalents, at end of the year	$-	$788	$24	-	$812

	For the year ended December 31, 2023
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Net cash (used in)/provided by operating activities	(787)	(603)	(622)	-	(2,012)

Net cash provided by/(used in) investing activities	787	(1,956)	(135)	(233)	(1,537)

Net cash (used in)/provided by financing activities	-	(787)	554	233	-

Effect of exchange rate fluctuation	-	(17)	(8)	-	(25)

Net (decrease)/increase in cash and cash equivalents	-	(3,363)	(211)		(3,574)

Cash and cash equivalents, at beginning of the year	-	3,813	578	-	4,391
Cash and cash equivalents, at end of the year	$-	$450	$367	-	$817

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

On April 17, 2024, we received a notice (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that due to our failure (the “Initial Delinquent Filing”) to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), with the Securities and Exchange Commission (the “SEC”), we are not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule 5250(c)(1) Rule”), which requires the timely filing of all required periodic reports with the SEC. The Company received a delinquency notification letter (the “May Notice”) from the Nasdaq on May 17, 2024 due to the Company’s non-compliance with the Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”). The Notice states that the Company has until June 17, 2024, or 60 days from the Initial Notice, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company submitted a plan of compliance. On July 31, 2024, we received a letter from Nasdaq notifying us that based on the June 28, 2024, filing of the Form 10-K and the July 29, 2024, filing of the Form 10-Q, Nasdaq has determined that we have complied with the Listing Rule 5250(c)(1) Rule. Accordingly, this matter was closed.

On November 1, 2023, we received a notice (the “November Notice”) from Nasdaq indicating that its common stock, failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the November Notice. The Nasdaq rules provided the Company a compliance period of 180 calendar days from the Notice, or until April 29, 2024, to regain compliance with Rule 5550(a)(2). On May 1, 2024, we received another notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until October 28, 2024, to regain compliance. According to the Second Notice from Nasdaq, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. We filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-four (1 for 4) reverse stock split of our common stock pursuant to NRS Section 78.209, which became effective on September 30, 2024. As a result of the filing of the Certificate, the number of shares of the Company’s authorized Common Stock was reduced from 50,000,000 shares to 12,500,000 shares and the issued and outstanding number of shares of the Common Stock was correspondingly decreased. On October 15, 2024, we received a letter from Nasdaq notifying us that Nasdaq had determined that for 10 consecutive business days, from September 30, 2024 to October 14, 2024, the closing bid price of our Common Stock had been at $1.00 per share or greater. Accordingly, we regained compliance with the Bid Price Requirement and this matter was closed.

There can be no assurance that we will continue being able to comply with Nasdaq’s rules or will otherwise be in compliance with other Nasdaq continued listing criteria. If Nasdaq delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

Our executive officers, directors, and principal stockholders hold approximately 13.6% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of April 11, 2025, the closing trade price of our Common Stock was $1.48 per share. As of April 15, 2025, we had approximately 607 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $1.55 per share and a high price of $11.38 per share.

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

ITEM 2	PROPERTIES

The following table summarizes the location of real property we currently lease.  We do not own any real property.

Item	Address
1	8/F. 29 Des Voeux Road Central, Central, Hong Kong
2	8/F. Sanshan Science and Technology Innovation Center, 12 Sanshan Port Road, Guicheng Street, Nanhai District, Foshan City, China

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

Market Information

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

The Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split became effective on September 30, 2024 (the “Effective Date”). As a result, the number of shares of the Company’s authorized Common Stock was reduced from 50,000,000 shares to 12,500,000 shares and the issued and outstanding number of shares of the Common Stock was correspondingly decreased. The Reverse Stock Split has no effect on the par value of the Company’s Common Stock or authorized shares of preferred stock. When the Reverse Stock Split became effective, each four shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest full share. No cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. As a result of the Reverse Stock Split, 8,704,506 shares of Common Stock that were issued and outstanding at September 30, 2024 was reduced to 2,301,205 shares of Common Stock (taking into account the rounding of fractional shares).

Except where otherwise specified, all number of shares, number of warrants, share prices, exercise prices and per share data in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively restated as if the Reverse Stock Split occurred at the beginning of the periods presented.

Holders

As of April 15, 2025, there were 607 record holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ” for the aggregate information regarding our equity compensation plans in effect on December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2024, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

Unregistered Sales of Equity Securities

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is primarily engaged in providing Internet advertising, precision marketing, blockchain-based SaaS services and e-commerce online to offline (“O2O”) advertising and marketing and the related data and technical services to SMEs in the PRC.

Through our PRC operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, influencer marketing services, provision of online advertising placements services on our web portals, provision of ecommerce O2O advertising and marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients. From early 2022, we started to introduce our new SaaS services to customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc.

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

	As of December 31,
	2024	2023

Balance sheet items, except for equity accounts	7.1884	7.0827

	Year Ended December 31,
	2024	2023
Items in the statements of operations and comprehensive loss	7.1217	7.0467

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

For the distribution of the right to use search engine marketing service, the provision of advertising placement services, and the blockchain platform subscription service, we recognize revenues over time when we consider the services have been delivered to our customers, with the related benefits being simultaneously received and consumed by our customers. Revenues related to our influencer marketing services are recognized based on when the marketing service is completed and accepted by our clients. For NFT generation service provided through our BIF platform, revenues are recognized based on a fixed price per NFT generation, when a NFT is generated, delivered and accepted by customers (“point in time”).

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statement presentation and disclosures.

A.	RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year Ended December 31,
	2024	2023
	US$	US$

Revenues	$15,439	$30,585
Cost of revenues	14,993	31,021
Gross (loss)/profit	446	(436)

Operating expenses
Sales and marketing expenses	207	267
General and administrative expenses	3,996	4,061
Research and development expenses	-	17
Impairment on intangible assets	-	1,231
Total operating expenses	4,203	5,576

Loss from operations	(3,757)	(6,012)

Other income (expenses)
Change in fair value of warrant liabilities	-	185
Interest income	298	298
Impairment on long-term investments	(2)	(433)
Gain on disposal of subsidiaries	23	10
Other income/(expense,) net	68	(24)
Total other income	387	36

Loss before income tax benefit/(expense) and noncontrolling interests	(3,370)	(5,976)
Income tax benefit/(expense)	(399)	2
Net loss	(3,769)	(5,974)
Net loss attributable to noncontrolling interests	8	-
Net loss attributable to ZW Data Action Technologies Inc.	$(3,761)	$(5,974)

Loss per share
Loss per common share
Basic and diluted	$(1.86)	$(3.11)

Weighted average number of common shares outstanding:
Basic and diluted	2,021,492	1,923,801

REVENUES

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Year Ended December 31,
	2024		2023
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$4,780	31.0%	$450	1.5%
-Distribution of the right to use search engine marketing service	9,909	64.2%	30,060	98.3%
Internet advertising and related services	14,689	95.2%	30,510	99.8%
Blockchain-based SaaS services	750	4.8%	75	0.2%
Total	$15,439	100%	$30,585	100%

Total Revenues: Our total revenues decreased to approximately US$15.44 million for the year ended December 31, 2024 from approximately US$30.59 million for the year ended December 31, 2023, which was primarily due to the winding down of our distribution of the right to use search engine marketing service in the PRC but increases in higher margin internet advertising and related services such as influencer marketing.

We derive the majority of our revenues from distribution of the right to use the search engine marketing (“SEM”) services, sale of advertising space on our internet ad portals, and provision of the related data and technical services, all of which management considers as one aggregate business operation and relies upon the consolidated results of all operations in this business unit to make decisions about allocating resources and evaluating performance. Looking forward in 2025, we will be positioning our client focus outside of the PRC with an emphasis on higher margin internet advertising services and the blockchain and digital asset business. We will also be looking to acquire and build teams with businesses with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost efficient content creation.

●

Internet advertising revenues for the year ended December 31, 2024 was approximately US$4.78 million, compared with approximately US$0.45 million for the year ended December 31, 2023. The increase is primarily resulted from the Company’s shifting of its focus towards business segments that offer higher margins which includes influencer marketing.

●

Revenue generated from distribution of the right to use search engine marketing service for the year ended December 31, 2024 was approximately US$9.91 million, compared with approximately US$30.06 million for the year ended December 31, 2023. The decrease was mainly due to the winding down of our distribution of the right to use search engine marketing service in the PRC, following sustained low to negative margins in this business segment for the past several years.

●

For the year ended December 31, 2024, we generated an approximately US$0.75 million revenues from our Blockchain-based SaaS Services, compared with approximately US$0.08 million for the year ended December 31, 2023.

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

	Year Ended December 31,
	2024			2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$4,780	4,310	9.8%	$450	373	17.1%
-Distribution of the right to use search engine marketing service	9,909	9,842	0.7%	30,060	29,807	0.8%
Internet advertising and related services	14,689	14,152	3.7%	30,510	30,180	1.1%
Blockchain-based SaaS services	750	841	-12.1%	75	841	-1,021.3%
Total	$15,439	$14,993	2.9%	$30,585	$31,021	-1.4%

Cost of revenues: our total cost of revenues decreased to approximately US$14.99 million for the year ended December 31, 2024, compared with US$31.02 million for the year ended December 31, 2023. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, influencer agency costs, cost of outdoor advertising resources, amortization of software platform development cost and other direct costs associated with providing our services. The decrease in our total cost of revenues for the year ended December 31, 2024 was primarily due to the decrease in costs associated with the distribution of the right to use search engine marketing service we purchased from key search engines, which was in line with the decrease in the related revenues as discussed in the revenues section above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. Our costs also include the cost of operating our influencer marketing services which includes the fees for collaborating with various influencer agencies. For the year ended December 31, 2024 and 2023, our total cost of revenues for Internet advertising and data service was approximately US$4.31 million and US$0.37 million, respectively. The gross margin rate of this business category for the years ended December 31, 2024 and 2023 was 9.8% and 17.1%, respectively.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the year ended December 31, 2024, our total cost of revenues for distribution of the right to use search engine marketing service increased to US$9.84 million, compared with US$29.81 million for last year. The decrease in costs for distribution of the right to use search engine marketing services was in line with the decrease in the related revenues as discussed in the revenues section above. Gross margin rate of this service for the year ended December 31, 2024 was 0.7%, compared with 0.8% last year.

●

For the year ended December 31, 2024 and 2023, cost of our blockchain-based SaaS services was approximately US$0.84 million and US$0.84 million, respectively. Gross margin rate of this service for the year ended December 31, 2023 was -12.1% compared to -1,021% last year. This increase in gross margin was related to the improved sales of our blockchain-based SaaS service in 2024 in conjunction with the amortized development cost of our blockchain-based SaaS service. Although revenue and profitability of our new SaaS services have not met expectations, it still brings the Company positive cash flow, as these services provided are based on technologies of our self-developed software platform, which does not require further material cash outflow to other third-party service providers.

Gross (loss)/profit

As a result of the foregoing, we incurred a gross profit of approximately US$0.45 million for the year ended December 31, 2024, compared with a gross loss of approximately US$0.44 million for the year ended December 31, 2023. Our overall gross margin rate for the years ended December 31, 2024 and 2023 was approximately 2.9% and -1.4%, respectively. The gross profit and the increase in overall gross margin were primarily due to the increase in revenue of our higher margin internet advertising and related data service business.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses and impairment on intangible assets. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Year Ended December 31,
	2024		2023
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	Percentage of total revenue	Amount	Percentage of total revenue

Total Revenues	$15,439	100%	$30,585	100%
Gross (loss)/profit	446	2.9%	(436)	-1%

Sales and marketing expenses	207	1.3%	267	0.9%
General and administrative expenses	3,996	25.9%	4,061	13.3%
Research and development expenses	-	-	17	0.1%
Impairment on intangible assets	-	-	1,231	4%
Total operating expenses	4,203	27.2%	5,576	18.2%

Operating Expenses: Our operating expenses were approximately US$4.20 million and US$5.58 million for the years ended December 31, 2024 and 2023, respectively.

●

Sales and marketing expenses: For the year ended December 31, 2024, our sales and marketing expenses was approximately US$0.21 million, compared to approximately US$0.27 million in the previous year. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues.

●

General and administrative expenses: Our general and administrative expenses were approximately US$4.0 million and US$4.06 million for the years ended December 31, 2024 and 2023, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the year ended December 31, 2023, the changes in our general and administrative expenses were primarily due to the following factors: (1) an increase in share based compensation of approximately US$0.58 million, offset by (2) a decrease of approximately US$0.46 million in general departmental expenses and (3) a decrease of allowance for doubtful of accounts of approximately US$0.18 million.

●

Research and development expenses: Our research and development expenses were approximately nil and US$0.02 million for the years ended December 31, 2024 and 2023, respectively. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, office equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the year ended December 31, 2024, the decrease in our research and development expenses was primarily due to a reduction in headcount in our research and development department, compared with last year.

●	Impairment on intangible assets: For the year ended December 31, 2024 and 2023, we recorded nil and US$1.23 million in impairment loss associated with our intangible assets, respectively.

Loss from operations: As a result of the foregoing, we incurred a net loss from operations of approximately US$3.76 million and US$6.01 million for the years ended December 31, 2024 and 2023, respectively.

Change in fair value of warrant liabilities: We issued warrants in financing activities. We determined that these warrants should be accounted for as derivative liabilities, as the warrants are dominated in a currency (U.S. dollar) other than our functional currency (Renminbi or Yuan). As a result, a gain of change in fair value of approximately nil and US$0.19 million was recorded in earnings for the years ended December 31, 2024 and 2023, respectively.

Interest income: For the year ended December 31, 2024, we recognized an approximately US$0.3 million interest income, which was primarily related to the interest we earned from the short-term loans we provided to unrelated parties during the year.

Impairment on long-term investments: For the year ended December 31, 2024, we recognized an approximately US$0.002 million impairment loss on long-term investments, which was related to the following: 1) our cash investments in our unconsolidated investee entities whose business activities had become dormant as of the end of fiscal 2024.

Loss before income tax (benefit)/expense and noncontrolling interest: As a result of the foregoing, our loss before income tax (benefit)/expense and noncontrolling interest was approximately US$3.37 million and US$5.98 million for the years ended December 31, 2024 and 2023, respectively.

Income tax (benefit)/expense: For the year ended December 31, 2024, we recognized a deferred income tax expense of approximately US$0.40 million. For the year ended December 31, 2023, we recognized a total deferred income tax benefit of US$0.002 million in relation to the net operating loss incurred by one of our operating VIEs, which we consider likely to be utilized with future earnings of this entity

Net loss: As a result of the foregoing, for the years ended December 31, 2024 and 2023, we incurred a net loss of approximately US$3.77 million and US$5.97 million, respectively.

Net loss attributable to ZW Data Action Technologies Inc.: Net loss attributable to ZW Data Action Technologies Inc. was approximately US$3.76 million and US$5.97 million for the years ended December 31, 2024 and 2023, respectively.

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

For the year ended December 31, 2024, we transferred US$0.48 million in cash to our operating subsidiaries. For the year ended December 31, 2023, we did not transfer any cash to our operating subsidiaries; however, one of our subsidiaries paid US$0.79 million operating expenses in cash on behalf of us to the service providers, as a repayment of the shareholder loans provided by us to this subsidiary in previous years.

For the year ended December 31, 2024, our consolidated VIEs transferred US$0.02 million to our consolidated subsidiaries as repayment of loans. For the year ended December 31, 2023, our consolidated subsidiaries transferred US$0.55 million cash to the consolidated VIEs in form of loans, respectively.

Other than the cash transfers above, no other assets were transferred within our organization for the years ended December 31, 2024 and 2023.

Below table summarized the above cash transfers within our organization included in the cash flows statements of our Condensed Consolidating Schedules for the years ended December 31, 2024 and 2023, respectively, on page 28 under Risk Factors-Risks Relating to Regulation of Our Business and to Our Structure contained in Item 1A of this Annual Report:

	For the year ended December 31, 2024
	The Company	Consolidated Subsidiaries	Consolidated VIEs	Total
	US$’000	US$’000	US$’000	US$’000

Net cash transferred from/(to) companies within the organization presented as cash provided by/(used in) investing activities	(477)	19		(458)

Net cash transferred (to)/from companies within the organization presented as cash (used in)/provided by financing activities		477	(19)	458

	For the year ended December 31, 2023
	The Company	Consolidated Subsidiaries	Consolidated VIEs	Total
	US$’000	US$’000	US$’000	US$’000

Net cash transferred from/(to) companies within the organization presented as cash provided by/(used in) investing activities	787	(554)		233

Net cash transferred (to)/from companies within the organization presented as cash (used in)/provided by financing activities		(787)	554	(233)

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2024 and 2023, net assets restricted in the aggregate, were approximately US$13.23 million and US$13.41 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

There are no restrictions for the consolidated VIEs to settle the amounts owed under the VIE agreements to our Rise King WFOE. However, arrangements and transactions among affiliated entities may be subject to audit or challenge by the PRC tax authorities. If at any time the VIE agreements and the related fee structure between the consolidated VIEs and our Rise King WFOE is determined to be non-substantive and disallowed by Chinese tax authorities, the consolidated VIEs could, as a matter of last resort, make a non-deductible transfer to our WFOE for the amounts owed under the VIE agreements. This would result in such transfer being non-deductible expenses for the consolidated VIEs but still taxable income for our Rise King WFOE. If this happens, it may increase our tax burden and reduce our after-tax income in the PRC, and may materially and adversely affect our ability to make distributions to the holding company. Our management is of the view that the likelihood that this scenario would happen is remote.

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

To date, the VIEs have settled to our Rise King WFOE the amount owed under the VIE agreements of RMB15.25 million (approximately US$2.27 million) in the aggregate.

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

Cash Flow Analysis for the Years Ended December 31, 2024 and 2023

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2024, we had cash and cash equivalents of approximately US$0.81 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended December 31,
	2024	2023
	Amounts in thousands of US dollars

Net cash used in operating activities	$(2,058)	$(2,012)
Net cash provided by/(used in) investing activities	895	(1,537)
Net cash provided by financing activities	1,145	-
Effect of exchange rate changes	13	(25)
Net (decrease)/increase in cash and cash equivalents	$(5)	$(3,574)

Net cash used in operating activities:

For the year ended December 31, 2024, our net cash used in operating activities of approximately US$2.06 million were primarily attributable to:

(1)

net loss excluding approximately US$0.94 million of non-cash expenses of depreciation and amortizations; approximately US$0.02 million of amortization of operating lease right-of-use assets, approximately US$0.68 million of share-based compensation; approximately US$0.003 million in loss on disposal of fixed assets; approximately US$0.002 million in impairment on long-term investments; approximately US$0.85 million of allowance for doubtful accounts; approximately US$0.40 million of deferred tax expense; approximately US$0.02 million in gain on disposal of subsidiaries; and approximately US$0.40 million of non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$1.30 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-

prepayment and deposit to suppliers decreased by approximately US$0.62 million, primarily due to utilization of the prepayment made to suppliers as of December 31, 2023 through Ad resource and other services received from suppliers during fiscal 2024;

-	other current liabilities and accruals increased by US$0.70 million; and

-	taxes payable increased by US$0.002 million.

(3)	offset by the use from operations from changes in operating assets and liabilities, such as:

-	accounts payable decreased by approximately US$0.11 million, primarily due to settlement of the amount due to a major internet Ad resource provider as of December 31, 2023 during the year;

-	accounts receivable increased by US$1.67 million;

-	advances from customers decreased by US$0.28 million due to decreases in advances from customers during the year;

-

operating lease liabilities and lease liabilities related to short-term leases decreased by approximately US$0.02 million in the aggregate, due to payment for our office lease costs during the year; and

-	other current assets increased by US$0.003 million.

For the year ended December 31, 2023, our net cash used in operating activities of approximately US$2.01 million were primarily attributable to:

(4)

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

Net cash provided by/(used in) investing activities:

For the year ended December 31, 2024, our cash provided by investing activities included the following transactions: (1) we received an aggregate of US$0.90 million repayments of short-term loan principal and interest, of which US$0.49 million was related to repayment of loan principals and US$0.41 million in repayment of loan interest; (2) investment and advances to ownership investee entities of US$0.002 million; (3) proceeds from the disposal of long term investments in of US$0.15 million; (4) made payments for leasehold improvements and the purchase of vehicles, furniture and office equipment for US$0.003 million and (5) made deposits for other investing contracts of US$0.15 million. In the aggregate, these transactions resulted in a net cash inflow provided by investing activities of approximately US$0.90 million for the year ended December 31, 2024.

For the year ended December 31, 2023, our cash provided by investing activities included the following transactions: (1) we provided short-term loans of US$2 million in the aggregate to one unrelated party during the year. The current interest rate is 12% per annum for the loan; (2) we received an aggregate of US$0.17 million repayments of short-term loan principals, of which US$0.1 million was related to a loan provided in fiscal 2021 and US$0.07 million in loan interest income; (3) investment and advances to ownership investee entities of US$0.06 million; (4) proceeds from the disposal of subsidiaries and investee entities in aggregate of US$0.43 million; (5) made payments for leasehold improvements and the purchase of vehicles, furniture and office equipment for US$0.08 million. In aggregate, these transactions resulted in a net cash outflow used in investing activities of approximately US$1.54 million for the year ended December 31, 2023.

Net cash provided by financing activities:

For the year ended December 31, 2024, our cash provided by financing activities included the following transactions: (1) we received advances from investors of approximately US$1.08 million and (2) capital contribution from noncontrolling interest of approximately US$0.07 million. In aggregate, these transactions resulted in net cash inflow of provided by financing activities of approximately US$1.15 million for the year ended December 31, 2024.

For the year ended December 31, 2023, no cash was provided by or used in financing activities.

Future Liquidity, Material Cash Requirements and Capital Resources

Our future short-term liquidity needs within 12 months from the date hereof primarily include deposits and advance payments required for the purchase of online marketing resources to be distributed to our customers and payments for our operating expenses, which mainly consist of office rentals and employee salary and benefit.

In addition, in order to further develop our core business, i.e., our Internet advertising and related data service business, broaden and diversify the online marketing channels for customers, reinforce our industry competitive advantage, we are actively seeking to acquire businesses and build teams with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost efficient content creation. On March 7, 2025, ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of ZW Data Action Technologies Inc. (the “Registrant”) acquired the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company (the "Rahula") that Vickie Chan, an individual (the “Seller”) owned, pursuant to that certain Share Sale and Purchase Agreement, dated March 3, 2025, entered into by and between the Purchaser and the Seller for a total consideration of US$0.6 million. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies.

Our current core business is to provide advertising and marketing services to small and medium enterprises (“SMEs”), which is particularly sensitive to changes in general economic conditions. However, as we wind down our search engine marketing distribution service in the PRC, we are seeing an improvement in our gross margins as well as significantly reduced operating expenses that will improve our cash flow and liquidity in the next 12 months.

In order to improve operation performance, from early 2022, we started to introduce our new SaaS services to our customers. The SaaS services were designated to provide one-stop blockchain-powered enterprise management solutions via our Blockchain Integrated Framework (“BIF”) platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. We generated approximately US$0.80 million of revenues from this new SaaS services in fiscal 2024. Although revenues from the new SaaS services business and its profitability have not met our expectations, it is expected to bring us positive cash flow and help to improve our liquidity, as these services are provided based on technologies of our self-developed software platform, which does not need any further material cash outflow to other third-party service providers.

In addition, for the next 12 months from the date hereof, we anticipate to generate additional cash inflows and/or improve our liquidity through the following: (1) our short-term working capital loans provided to unrelated parties will mature within the next 12 months that we anticipate collecting these loan principals and the related interest income within the next 12 months; (2) if at any time we anticipate insufficiency of our working capital, we can apply for revolving credit facility from commercial banks in the PRC to supplement our short-term liquidity deficit. We have not experienced any difficulties in obtaining such credit facility before, and this could result in fixed obligations and incremental cost of interest; (3) equity financing for which we have already entered into securities purchase agreements; (4) we plan to reduce our operating costs through optimizing the personnel structure among different offices and reduce our office leasing spaces, if needed. This may incur incremental costs related to employee layoff compensation and contract termination penalty.

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

The consolidated financial statements as of December 31, 2024 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of December 31, 2024 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

In August 2022, we obtained a 9.9% equity interest in Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), through subscription of a RMB6.73 million (approximately US$0.97 million) registered capital of the entity in cash, which amount was committed to be paid up before December 31, 2065.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2024 were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2024, and has determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

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

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of April 15, 2025. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since

Handong Cheng	54	Chairman of the Board, Chief Executive Officer, President and Acting Chief Financial Officer	September 2007
George Kai Chu	49	Director	June 2015
Chung Wang You (Ron)	36	Independent Non-Executive Director	October 2024
Zhiqing Chen	52	Independent Non-Executive Director	November 2009
Fernando Chen I-Ting	41	Independent Non-Executive Director	October 2024
Justin Tam	51	Independent Non-Executive Director	December 2024
Chang Qiu	61	Independent Non-Executive Director	December 2014

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

Chung Wang Yiu (Ron). Mr. Yiu is an experienced marketing professional with a robust background in regional marketing, specializing in a diverse range of sectors including e-commerce, B2C lifestyle, corporate, and B2B technology brands. Since November 2020, Mr. Yiu has been served as the Content Lead APAC, Foodpanda, Bangkok, where he oversees the marketing strategies for Hong Kong and Cambodia, managing regional marketing campaigns and execution. From June 2018 to November 2020, Mr. Yiu served as Senior Account Executive of TEAM LEWIS, Hong Kong. At TEAM LEWIS, he managed content development, social media management, client servicing, regional coordination, media relations, and influencer engagement for high-profile clients such as Equinix, Ferrari, Foreo, NTT Ltd., Skyscanner, Sophos, and The LYCRA Company. From August 2017 to May 2019, Mr. Yiu served as Account Executive of Newell Public Relations, Hong Kong. At Newell Public Relations, Mr. Yiu was responsible for content development, social media management, media relations, and event support for clients including Adobe, Belkin, GfK, Parallels, and Software AG. From August 2015 to March 2017, Mr. Yiu worked as Project Coordinator of Creative Concept Construction, Hong Kong where he managed client servicing, coordination with internal and external parties, document preparation, and administrative support, including reporting and database updates. Mr. Yiu holds a Bachelor of Arts (Hons) in Translation from Lingnan University. With a strong track record in integrated communications, Mr. Yiu brings expertise in digital marketing, copywriting, social media management, project management, influencer engagement, and public relations.

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

Fernando Chen I-Ting. Mr. Chen brings over 15 years of specialized experience in commercial sales within the public authority, law enforcement, and defense industry sectors in South-East Asia. He has developed a deep understanding of the industry’s unique requirements and challenges, demonstrating a consistent ability to manage extensive sales operations, cultivate robust client relationships, and deliver high-value solutions. Since 2019, Mr. Chen has served as Partner and Asia Commercial Sales Program Manager of Marck & Balsan Group, responsible for the Taiwan, the Philippines, Vietnam, and Japan markets. Between 2014 and 2019, Mr. Chen worked as partner and Asia sales at GK Pro Group, a company focusing on law enforcement personal protection gear. Prior to that, Mr. Chen worked at Seggan International Limited, apprenticed in trading materials and equipment across multiple international markets including the United States, Europe, New Zealand, Japan, and Taiwan. Mr. Chen holds a Bachelor's degree in Marketing from the University of Auckland and has continually refined his skills through various certifications. Mr. Chen brings in extensive background and strategic insight in the Asia region.

Justin Tam. Mr. Tam is a versatile professional with over 30 years of experience across business development, healthcare technology, investment management, and entrepreneurship. Since January 2023, Mr. Tam has served as the Business Development Director at FINESSE Healthcare, a start-up company focused on homecare AI under FINESSE GROUP. Previously, from January 2017 to November 2022, Mr. Tam served as the General Manager at MYDOC Health Limited, a telemedicine company established in 2015. From January 2016 to November 2020, Mr. Tam served as the Vice President of Technology Investment at Brighten Management Limited, a family office that structures and manages private equity investments in Hong Kong and Asia markets. Between 2002 to 2015, Mr. Tam was also an entrepreneur. Mr. Tam holds an Honour Bachelor of Applied Sciences in Electrical Engineering from the University of Waterloo, Canada.

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

Chung Wang You (Ron). With a strong track record in integrated communications, Mr. Yiu brings expertise in digital marketing, copywriting, social media management, project management, influencer engagement, and public relations.

Fernando Chen I-Ting. Mr. Chen brings in extensive background and strategic insight in the Asia region.

Justin Tam. Mr. Tam brings a comprehensive blend of technical acumen and business insight to drive innovation and deliver substantial value across various sectors.

Meetings of the Board of Directors

The Board held nine meetings during 2024. During 2024, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

The Company’s directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. The Company’s directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. All directors of ours attended the 2024 annual meeting of stockholders held on December 13, 2024.

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers and employees on December 21, 2009. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A printed copy of the Code of Ethics may be obtained free of charge by writing to us at our headquarters located at 8/F. 29 Des Voeux Road Central, Central, Hong Kong or on our website, www.zdat.com.

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”), which applies to all directors, officers, employees, independent contractors, and consultants of the Company and its subsidiaries, as well as certain other persons. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations and the applicable rules and regulations of Nasdaq, with respect to the purchase, sale and/or disposition of the Company’s securities. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K.

Board Committees

The Board has a standing audit, compensation, and nominating and corporate governance committee, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, www.zdat.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held five meetings during 2024.

The members of the Audit Committee are Chang Qiu, Zhiqing Chen and Chung Wang You (Ron). The Board has determined that Mr. Qiu is an audit committee financial expert, as defined in the Exchange Act.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held one meeting during 2024.

The members of the Compensation Committee are Zhiqing Chen, Chang Qiu and Chung Wang Yiu (Ron).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness. The Nominating and Corporate Governance Committee held two meetings during 2024.

The members of the Nominating and Corporate Governance Committee are Zhiqing Chen, Chang Qiu and Chung Wang Yiu (Ron).

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of Nasdaq and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o ZW Data Action Technologies Inc., 8/F. 29 Des Voeux Road Central, Central, Hong Kong. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Stockholder Communications

Stockholders can mail communications to the Board, c/o Secretary, ZW Data Action Technologies Inc., 8/F. 29 Des Voeux Road Central, Central, Hong Kong, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2024, all such reports were filed timely, except for the following:

Name	Late Reports	Transactions Covered	Number of Shares

Chang Qiu	Form 4	Common Stock	7,500 (1)

(1)	Common Stock granted and issued under the Company’s 2023 Omnibus Equity Incentive Plan during 2024.

ITEM 11	EXECUTIVE COMPENSATION

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

Equity Incentives. The ZW Data Action Technologies Inc. (f/k/a) ChinaNet Online Holdings, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided therein (the “Awards”). Certain Awards are intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code (the “Code”). The 2024 Plan was approved by our stockholders on December 13, 2024.

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

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2024.

SUMMARY COMPENSATION OF NAMED EXECUTIVE OFFICERS
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($)	Total
Handong Cheng (Chief Executive Officer and Acting Chief Financial Officer)	2024	21,062	-	-	21,062
	2023	29,601	-	-	29,601

(1)	The aggregate grant date fair value of the restricted stock awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards

There were none outstanding equity incentive awards held by the named executive officers as of the fiscal year ended December 31, 2024.

Potential payments upon termination or change-in-control

As discussed above, we do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Recovery of Erroneously Awarded Compensation

None.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2024.

FISCAL 2024 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chang Qiu	6,000	33,000	-	-	-	-	39,000
Zhiqing Chen	6,000	-	-	-	-	-	6,000
Pau Chung Ho(2)	2,574	-	-	-	-	-	2,574
George Kai Chu	-	-	-	-	-	-	-
Chung Wang You (Ron)	-	-	-	-	-	-	-
Fernando Chen I-Ting	-	-	-	-	-	-	-
Justin Tam	-	-	-	-	-	-	-

(1)	The aggregate grant date fair value of the restricted stock awarded to each director is computed in accordance with FASB ASC Topic 718.
(2)	Mr. Pau resigned as a director and a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, effective on October 3, 2024, whose role was replaced by Chung Wang Yiu (Ron), effective the same date.

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

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of April 15, 2025, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Handong Cheng (3)(5)	276,774	12.03%
George Kai Chu (6)	6,227	*
Zhiqing Chen (7)	3,500	*
Chang Qiu (8)	22,500	*
Chung Wang Yiu (Ron)	-	-
Fernando Chen I-Ting	-	-
Justin Tam	-	-
All Directors and Executive Officers as a Group (7 persons)	309,001	13.43%
Rise King Investments Limited (3)(4)	147,099	6.39%
Zhige Zhang (3)(9)	148,264	6.44%
Xuanfu Liu (3)(10)	149,599	6.50%

_________

* Less than one percent.

(1)    The address of each director and executive officer is c/o ZW Data Action Technologies Inc., 8/F. 29 Des Voeux Road Central, Central, Hong Kong.

(2)    Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of April 15, 2025, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

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

(5)    Consists of (i) 147,099 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Cheng; and (ii) 129,675 shares of common stock owned directly by Mr. Cheng.

(6)    Consists of 6,227 shares of common stock.

(7)    Consists of 3,500 shares of common stock.

(8)    Consists of 22,500 shares of common stock.

(9)    Consists of (i) 147,099 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Zhang; and (ii) 1,165 shares of common stock owned directly by Mr. Zhang. The address of Mr. Zhang is 27th Floor, Yingdu Plaza, No. Jia 48, Zhichunlu, Haidian District, Beijing, PRC 100086.

(10)   Consists of (i) 147,099 shares of common stock owned by Rise King and which are deemed to be beneficially owned by Mr. Liu; and (ii) 2,500 shares of common stock owned directly by Mr. Liu. The address of Mr. Liu is Building 6, Block 3, Hanwei Guoji Guangchang Zhongguancun Kejiyuan Fengtaiyuan, Fengtai District, Beijing, PRC 100070.

Description of Securities

Our authorized capital stock consists of 32,500,000 shares, consisting of 12,500,000 shares of common stock par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. Pursuant to our articles of incorporation, our board of directors has the authority to provide for the issuance, in one or more series, of our authorized preferred stock and to fix or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of our preferred stock. As of December 31, 2024, we had 2,301,205 shares of common stock issued and outstanding, which number was restated to reflect the retrospective effect of the 1-for-4 reserve stock split on September 30, 2024. None of our preferred stock is currently outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, our 2024 Equity Incentive Plan was in effect.

The following table provides information as of December 31, 2024 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted- average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	400,000
Equity compensation plans not approved by security holders	-	-
Total	-	$-	400,000

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

The following includes a summary of transactions since the beginning of fiscal 2023 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 and 1% of the average of our total assets at December 31, 2023 and 2024 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”):

On September 25, 2024, we entered into a securities purchase agreement with Marvel Investment Limited, a British Virgin Island company, which is owned and controlled by George Kai Chu, a director of the Company (“Marvel Investment”), pursuant to which Marvel Investment agreed to purchase 89,606 shares of common stock of the Company, for an aggregate purchase price of US$268,818. The closing shall take place on the date mutually agreed by the parties, subject to the closing conditions contained in the securities purchase agreement. On the date that the securities purchase agreement was signed, Marvel Investment also entered into a lock-up agreement with the Company, whereby Marvel Investment agreed not to transfer the shares until six-month anniversary of the date of the securities purchase agreement. The number of shares have been restated to reflect the effect of the 1-for-4 reverse stock split on September 30, 2024.

We did not incur any related party transactions during the year ended December 31, 2023.

Director Independence

The Board has determined that Chung Wang Yiu (Ron), Fernando Chen I-Ting, Justin Tam, Zhiqing Chen and Chang Qiu are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14	PRINCIPAL ACCOUNTANT FEE AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2024 and 2023, by categories specified below in connection with certain professional services rendered by ARK Pro CPA & Co. (“ARK”) our independent registered public accounting firm, whom we engaged on July 26, 2023 and by Centurion ZD CPA & Co. (“CZD”) our former independent registered public accounting firm, that we dismissed on the same date as we engaged ARK.

Fees	2024	2023
Audit Fees	296,073	$272,936
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	296,073	$272,936

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

2.2	Agreement and Plan of Merger (2)

3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (1)

3.2	Certificate of Amendment to Articles of Incorporation (14)

3.3	Articles of Merger. (2)

3.4	By-laws. (4)

3.5	Certificate of Amendment to Articles of Incorporation (18)

3.6	Certificate of Amendment to Articles of Incorporation (23)

3.7	Certificate of Amendment to Articles of Incorporation (24)

3.8	Certificate of Amendment to Articles of Incorporation (25)

4.1*	2011 Omnibus Securities and Incentive Plan (9)

4.2*	ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan. (13)

4.3	Form of Common Stock Purchase Warrant (15)

4.4	Description of Securities +

4.5*	ChinaNet Online Holdings, Inc. 2020 Omnibus Equity Incentive Plan. (20)

4.6	Form of Common Stock Purchase Warrant (21)

4.7	Form of Common Stock Purchase Warrant (22)

4.8*	ZW Data Action Technologies Inc. 2024 Equity Incentive Plan (34)

10.1	Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (1)

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

10.31	Letter Agreement, dated October 28, 2020, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (21)

10.32	Form of Securities Purchase Agreement dated December 10, 2020, among ZW Data Action Technologies Inc. and certain institutional investors. (21)

10.33	Letter Agreement, dated February 16, 2021, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (22)

10.34	Form of Securities Purchase Agreement dated February 16, 2021 among ZW Data Action Technologies Inc. and certain institutional investors. (22)

10.35	Securities Purchase Agreement dated August 23, 2024 among ZW Data Action Technologies Inc. and the Purchaser (26)

10.36	Securities Purchase Agreement dated September 5, 2024 among ZW Data Action Technologies Inc. and the Purchaser (27)

10.37	Securities Purchase Agreement dated September 6, 2024 among ZW Data Action Technologies Inc. and the Purchaser (28)

10.38	Securities Purchase Agreement dated September 25, 2024 among ZW Data Action Technologies Inc. and the Purchaser (29)

10.39	Securities Purchase Agreement dated January 2, 2025 among ZW Data Action Technologies Inc. and the Purchaser (30)

10.40	Securities Purchase Agreement dated January 3, 2025 among ZW Data Action Technologies Inc. and the Purchaser (31)

10.41	Securities Purchase Agreement dated January 15, 2025 among ZW Data Action Technologies Inc. and the Purchaser (32)

10.42	Securities Purchase Agreement dated January 17, 2025 among ZW Data Action Technologies Inc. and the Purchaser (33)

10.43	Share Sale and Purchase Agreement dated March 3, 2025 (35)

14	Code of Ethics (6)

19	Insider Trading Policy +

21.1	Subsidiaries of the Registrant +

23.1	Consent of ARK Pro CPA & Co. +

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

97	Clawback Policy +

101

The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition. +

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. +

+	Filed herewith

*	Denotes managerial contracts or compensatory plans or arrangements:

(1)	Incorporated by reference herein to the Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

(4)	Incorporated by reference herein to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

(7)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2011.

(9)	Incorporated by reference herein to Annex A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on May 2, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2012.

(11)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2015.

(12)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2015.

(13)	Incorporated by reference herein to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2015.

(14)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2016.

(15)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2018.

(16)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2019.

(17)	Incorporated by reference herein to the Company’s Registration Statement on Form S-3, as amended, filed with the Securities and Exchange Commission on February 12, 2020.

(18)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2020.

(19)	Incorporated by reference herein to the Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2020.

(20)	Incorporated by reference herein to the Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 2, 2020.

(21)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2020.

(22)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021.

(23)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021.

(24)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2023.

(25)	Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2024.

(26)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2024.

(27)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2024.

(28)	Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2024.

(29)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024.

(30)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025.

(31)	Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025.

(32)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025.

(33)	Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025.

(34)	Incorporated by reference herein to the Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 22, 2024.

(35)	Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2025.

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ZW Data Action Technologies Inc.

Dated: April 15, 2025	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2025	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman, Chief Executive Officer and Acting Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Dated: April 15, 2025	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: April 15, 2025	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: April 15, 2025	By:	/s/ Chung Wang Yiu (Ron)
	Name:	Pau Chung Ho
	Title:	Director

Dated: April 15, 2025	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

Dated: April 15, 2025	By:	/s/ Fernando Chen I-Ting
	Name:	Fernando Chen I-Ting
	Title:	Director

Dated: April 15, 2025	By:	/s/ Justin Tam
	Name:	Justin Tam
	Title:	Director

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

On December 15, 2022, the PCAOB issued its 2022 HFCAA Determination Report to notify the SEC of its determination that the PCAOB was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its 2021 PCAOB Determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. For this reason, we do not expect to be identified as a Commission-Identified Issuer following the filing of our annual report for the fiscal year ended December 31, 2024. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

ZW Data Action Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZW Data Action Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated deficit from recurring net losses and significant net operating cash outflow for the year ended December 31, 2024. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated deficit from recurring net losses and significant net operating cash outflow for the year ended December 31, 2024. Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing loans from existing shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

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

Hong Kong, China

April 15, 2025

PCAOB ID: 3299

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	As of December 31,
	2024	2023
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$812	$817
Accounts receivable, net of allowance for doubtful accounts of $4,817 and $3,987 respectively	1,614	844
Prepayment and deposit to suppliers	4,508	4,505
Other current assets, net	2,239	2,794
Total current assets	9,173	8,960

Long-term investments, net	397	794
Operating lease right-of-use assets	-	22
Property and equipment, net	116	215
Intangible assets, net	-	841
Deferred tax assets, net	-	401
Total Assets	$9,686	$11,233

Liabilities and Equity
Current liabilities:
Accounts payable *	$93	$201
Advances from customers *	489	843
Accrued payroll and other accruals *	557	350
Taxes payable *	3,152	3,194
Operating lease liabilities *	-	24
Lease payment liabilities related to short-term leases *	-	99
Advance from investors	1,075	-
Other current liabilities *	480	144
Total current liabilities	5,846	4,855

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2024	2023
	(US $)	(US $)
Long-term liabilities:
Long-term borrowing from a related party	122	124
Total Liabilities	5,968	4,979

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 12,500,000 shares; issued and outstanding 2,301,205 shares and 1,926,205 shares at December 31, 2024 and 2023, respectively)**	2	2
Additional paid-in capital**	63,102	62,072
Statutory reserves	2,598	2,598
Accumulated deficit	(63,451)	(59,690)
Accumulated other comprehensive income	1,407	1,272
Total ZW Data Action Technologies Inc.’s stockholders’ equity	3,658	6,254

Noncontrolling interests	60	-
Total equity	3,718	6,254

Total Liabilities and Equity	$9,686	$11,233

*Liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets (Note 2).

**Retrospectively restated for effect of the 1-for-5 and 1-for-4 reverse stock split effective on January 18, 2023 and September 30, 2024, respectively. See Note 4(l).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2024	2023
	(US $)	(US $)

Revenues	$15,439	$30,585
Cost of revenues	14,993	31,021
Gross (loss)/profit	446	(436)

Operating expenses
Sales and marketing expenses	207	267
General and administrative expenses	3,996	4,061
Research and development expenses	-	17
Impairment on intangible assets	-	1,231
Total operating expenses	4,203	5,576

Loss from operations	(3,757)	(6,012)

Other income/(expenses)
Change in fair value of warrant liabilities	-	185
Interest income	298	298
Impairment on long-term investments	(2)	(433)
Gain on disposal of subsidiaries	23	10
Other income/(expenses), net	68	(24)
Total other income	387	36

Loss before income tax benefit/(expense) and noncontrolling interests	(3,370)	(5,976)
Income tax benefit/(expenses)	(399)	2
Net loss	(3,769)	(5,974)
Net loss attributable to noncontrolling interests	8	-
Net loss attributable to ZW Data Action Technologies Inc.	$(3,761)	$(5,974)

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2024	2023
	(US $)	(US $)

Net loss	$(3,769)	$(5,974)
Foreign currency translation income/(loss)	133	72
Comprehensive loss	$(3,636)	$(5,902)
Comprehensive loss/(income) attributable to noncontrolling interests	10	-
Comprehensive loss attributable to ZW Data Action Technologies Inc.	$(3,626)	$(5,902)

Loss per share
Loss per common share
Basic and diluted **	$(1.86)	$(3.11)

Weighted average number of common shares outstanding :
Basic and diluted **	2,021,492	1,923,801

**Retrospectively restated for effect of the 1-for-5 and 1-for-4 reverse stock split effective on January 18, 2023 and September 30, 2024, see Note 4(l).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(3,769)	$(5,974)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	938	1,288
Amortization of operating lease right-of-use assets	22	364
Share-based compensation expenses	684	107
Loss on disposal of fixed assets	3	6
Impairment on long-term investments	2	433
Impairment on intangible assets	-	1,231
Provision of allowances for doubtful accounts	846	1,033
Change in fair value of warrant liabilities	-	(185)
Deferred taxes	399	(2)
Gain on disposal of subsidiaries	(23)	(10)
Effect of termination of an operating lease contract	-	(138)
Other non-operating (income)/losses	(397)	(300)
Changes in operating assets and liabilities
Accounts receivable	(1,667)	593
Prepayment and deposit to suppliers	616	36
Other current assets	(3)	3
Accounts payable	(106)	(1)
Advances from customers	(284)	115
Accrued payroll and other accruals	211	(80)
Other current liabilities	492	(184)
Taxes payable	2	(4)
Operating lease liabilities	(24)	(343)
Net cash used in operating activities	(2,058)	(2,012)

Cash flows from investing activities
Purchase of vehicles, furniture and office equipment	(3)	(81)
Net proceeds from disposal of fixed assets	-	14
Cash effect of deconsolidation of subsidiaries	(6)	(3)
Investment and advances to ownership investee entities	(2)	(64)
Net proceeds from disposal of subsidiaries	-	3
Net proceeds from disposal of long-term investments	147	426
Cash acquired during the period	9	-
Short-term loans to unrelated parties	-	(2,000)
Repayment of short-term loans and interest income from unrelated parties	901	168
Deposit for other investing contracts	(151)	-
Net cash provided by/(used in) investing activities	895	(1,537)

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2024	2023
	(US $)	(US $)

Cash flows from financing activities
Advance from investors	1,075	-
Capital contribution from noncontrolling interest	70	-
Net cash provided by financing activities	1,145	-

Effect of exchange rate fluctuation on cash and cash equivalents	13	(25)

Net (decrease)/increase in cash and cash equivalents	(5)	(3,574)

Cash and cash equivalents, at beginning of the year	817	4,391
Cash and cash equivalents, at end of the year	$812	$817

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Common stock **		Additional paid-in capital **	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2023	1,918,705	$2	$62,022	$2,598	$(53,525)	$1,200	$-	$12,297
Cumulative effect adjustment related to adoption of ASU No.2016-13, Financial Instruments-Credit losses (Topic 326)	-		-		(191)	-	-	(191)
Share-based compensation in exchange for services from employees and directors	7,500	-	50	-	-	-	-	50
Net income/(loss) for the year	-	-	-	-	(5,974)	-	-	(5,974)
Foreign currency translation adjustment	-	-	-	-	-	72	-	72
Balance, December 31, 2023	1,926,205	$2	$62,072	$2,598	$(59,690)	$1,272	$-	$6,254
Noncontrolling interest in a acquired VIE	-	-	-	-	-	-	5	5
Disposal of noncontrolling interests in VIEs	-	-	-	-	-	-	(5)	(5)
Capital contribution from noncontrolling interests	-	-	-	-	-	-	70	70
Share-based compensation in exchange for services from employees, directors and consultants	375,000	-	1,030	-	-	-	-	1,030
Net income/(loss) for the year	-	-	-	-	(3,761)	-	(8)	(3,769)
Foreign currency translation adjustment	-	-	-	-	-	135	(2)	133
Balance, December 31, 2024	2,301,205	2	63,102	2,598	(63,451)	1,407	60	3,718

** Retrospectively restated for effect of the 1-for-5 and 1-for-4 reverse stock split effective on January 18, 2023 and September 30, 2024, respectively. See Note 4(l).

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the Company’s consolidated subsidiaries, VIEs and VIEs’ subsidiaries are summarized as follows:

Name of the entity	Place and date of incorporation	Percentage of legal ownership	Principal activities

Subsidiaries:

China Net Online Media Group Limited (“China Net BVI”)	British Virgin Islands August 13, 2007	100%	Investment holding company

CNET Online Technology Co. Limited (“China Net HK”)	Hong Kong, PRC September 4, 2007	100%	Investment holding company

ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”)	British Virgin Islands January 12, 2015	100%	Investment holding company

Grandon Investments Limited (“Grandon BVI”)	British Virgin Islands February 13, 2006	100%	Investment holding company, providing e-commerce advertising services and blockchain-based SaaS services

Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”)	PRC January 17, 2008	100%	Investment holding company, providing advertising, marketing and related services

ChinaNet Online Holdings Co., Ltd. (“ChinaNet Online Holdings”)	PRC August 31, 2015	100%	Investment holding company

ChinaNet Online (Guangdong) Holdings Co., Ltd. (“ChinaNet Online Guangdong Holdings”)	PRC May 12, 2021	100%	Investment holding company

VIEs:

Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”)	PRC December 8, 2004	Consolidated VIE	Providing online advertising, precision marketing and the related data services

Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”)	PRC January 27, 2003	Consolidated VIE	Providing advertising, marketing and related value-added services

VIEs’ subsidiaries:

Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”)	PRC March 1, 2011	VIE’s subsidiary	Providing online advertising, precision marketing and the related data services

Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”)	PRC January 28, 2011	VIE’s subsidiary	Providing online advertising, precision marketing and the related data services

ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong Technology”)	PRC May 26, 2020	VIE’s subsidiary	Developing and operating blockchain technology-based products and services, and other related value-added services

Guangzhou Zhongtian Hexin Xibao Technology Co., Ltd.	PRC April 23, 2024	VIE’s subsidiary	Distribution of health and wellness related products

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Variable Interest Entities

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively:

	As of December 31,
	2024	2023
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$24	$367
Accounts receivable, net	34	844
Prepayment and deposit to suppliers	1,189	2,005
Other current assets	2	2
Total current assets	1,249	3,218

Property and equipment, net	85	139
Deferred tax assets	-	401
Total Assets	$1,334	$3,758

Liabilities
Current liabilities:
Accounts payable	$93	$201
Advances from customers	489	843
Accrued payroll and other accruals	14	37
Taxes payable	2,521	2,555
Operating lease liabilities	-	-
Lease payment liabilities related to short-term leases	-	99
Other current liabilities	546	56
Total current liabilities	3,663	3,791

Operating lease liabilities-Non current	-	-
Total Liabilities	$3,663	$3,791

Liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)

Revenues	$9,909	$30,365
Cost of revenues	9,842	30,087
Total operating expenses	2,036	1,330
Net loss before allocation to noncontrolling interests	2,301	1,296

3.	Liquidity and capital resource and going concern evaluation

For the years ended December 31, 2024 and 2023, the Company incurred a loss from operations of US$3.76 million and US$6.01 million, respectively. Net operating cash outflow for the years ended December 31, 2024 and 2023 was US$2.06 million and US$2.01 million, respectively. As of December 31, 2024, the Company had cash and cash equivalents of US$0.81 million and working capital of US$3.33 million.

The Company experienced decreased revenue but increased gross profit for the year ended December 31, 2024. The decreased in revenue was primarily attributable to the winding down of our distribution of the right to use search engine marketing service in the PRC but the improvement in gross profit is due to increased revenue in higher margin internet advertising and related services such as influencer marketing.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our current core business is to provide advertising and marketing services to small and medium enterprises (“SMEs”), which is particularly sensitive to changes in general economic conditions. However, as we wind down our search engine marketing distribution service in the PRC, we are seeing an improvement in our gross margins as well as significantly reduced operating expenses that will improve our cash flow and liquidity in the next 12 months.

In order to improve operation performance, from early 2022, we started to introduce our new SaaS services to our customers. The SaaS services were designated to provide one-stop blockchain-powered enterprise management solutions via our Blockchain Integrated Framework (“BIF”) platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. We generated approximately US$0.75 million of revenues from this new SaaS services in fiscal 2024. Although revenues from the new SaaS services business and its profitability have not met our expectations, it is expected to bring us positive cash flow and help to improve our liquidity, as these services are provided based on technologies of our self-developed software platform, which does not need any further material cash outflow to other third-party service providers.

In addition, for the next 12 months from the date hereof, we anticipate to generate additional cash inflows and/or improve our liquidity through the following: (1) our short-term working capital loans provided to unrelated parties will mature within the next 12 months that we anticipate collecting these loan principals and the related interest income within the next 12 months; (2) if at any time we anticipate insufficiency of our working capital, we can apply for revolving credit facility from commercial banks in the PRC to supplement our short-term liquidity deficit. We have not experienced any difficulties in obtaining such credit facility before, and this could result in fixed obligations and incremental cost of interest; (3) we plan to reduce our operating costs through optimizing the personnel structure among different offices and reduce our office leasing spaces, if needed. This may incur incremental costs related to employee layoff compensation and contract termination penalty.

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

The consolidated financial statements as of December 31, 2024 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of December 31, 2024 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2024	2023
Balance sheet items, except for equity accounts	7.1884	7.0827

	Year Ended December 31,
	2024	2023
Items in the statements of operations and comprehensive loss	7.1217	7.0467

No representation is made that the RMB amounts could have been or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company’s cash is held in accounts at major financial institutions located in the U.S. and the PRC, which includes Hong Kong. As of December 31, 2024, US$0.21 million of the Company’s cash was held in accounts at financial institutions located in the U.S., and the remaining US$0.60 million was held in the accounts at financial institutions located in the PRC. The Company believes that these financial institutions are of high credit quality, all of which have participated in the federal/national deposit insurance scheme of their respective jurisdiction. The Company’s cash held in accounts at the financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (FDIC) for up to US$0.25 million per depositor per insured bank and the cash held in accounts at the financial institutions in the PRC are insured by the Deposit Insurance Capital Corporation (DICC), a wholly-owned subsidiary of the People’s Bank of China, for up to RMB0.50 million per depositor per insured bank. The Company, its subsidiaries, VIEs and VIEs’ subsidiaries have not experienced any losses in such accounts in the U.S. and the PRC and do not believe their cash is exposed to any significant risk.

The cash held in accounts at the financial institutions in the PRC is in Renminbi and the Hong Kong Dollar. Renminbi is not freely convertible into other currencies. The Chinese government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt. Currently, our PRC subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (the “SAFE”) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by the SAFE for cross-border transactions falling under both the current account and the capital account. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese governmental authorities. There is no restriction for the Company to transfer its cash held in accounts at the financial institutions located in the U.S. outside the border of the U.S.

The Company is a Nevada holding company with operations primarily conducted in China through its PRC subsidiaries, VIEs and VIEs’ subsidiaries. The intercompany flow of funds within its organization is effected through capital contributions and intercompany loans, which requires prior approval by the delegated executive officers before execution.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2024, we transferred US$0.48 million in cash to our operating subsidiaries. For the year ended December 31, 2023, we did not transfer any cash to our operating subsidiaries; however, one of our subsidiaries paid US$0.79 million operating expenses in cash on behalf of us to the service providers, as a repayment of the shareholder loans provided by us to this subsidiary in previous years.

For the year ended December 31, 2024, our consolidated VIEs transferred US$0.02 million to our consolidated subsidiaries as repayment of loans. For the year ended December 31, 2023, our consolidated subsidiaries transferred US$0.55 million cash to the consolidated VIEs in form of loans, respectively.

For the years ended December 31, 2024 and 2023, the Company’s PRC subsidiaries, the VIEs, and VIE’s subsidiaries did not transfer any cash outside of the PRC.

f)	Accounts receivable, net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. For the year ended December 31, 2024, the Company recorded approximately US$0.89 million of allowance for doubtful accounts against its accounts receivable. For the year ended December 31, 2023, the Company recorded approximately US$0.25 million of allowance for doubtful accounts against its accounts receivable.

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

For the year ended December 31, 2024, the Company recorded approximately US$0.002 million impairment loss associated with its long-term investments. For the year ended December 31, 2023, the Company recorded approximately US$0.43 million impairment loss associated with its long-term investments.

h)	Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation/amortization. Depreciation/amortization is calculated on the straight-line method after taking into account their respective estimated residual values over the following estimated useful lives:

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2024, the Company recorded no impairment loss associated with its intangible assets. For the year ended December 31, 2023, the Company recorded aggregately US$1.23 million impairment loss associated with its intangible assets.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 and 2023 is as follows:

Fair value measurement at reporting date using
	As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	-	-	-	-

Fair value measurement at reporting date using
	As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Warrant liabilities	-	-	-	-

Significant unobservable inputs utilized to determine the fair value of the Company’s warrant liabilities was disclosed in Note 16.

l)	Reverse stock split

For the year ended December 31, 2024, the Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split became effective on September 30, 2024 (the “Effective Date”). As a result, the number of shares of the Company’s authorized Common Stock was reduced from 50,000,000 shares to 12,500,000 shares and the issued and outstanding number of shares of the Common Stock was correspondingly decreased. The Reverse Stock Split has no effect on the par value of the Company’s Common Stock or authorized shares of preferred stock. When the Reverse Stock Split became effective, each four shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest full share. No cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. As a result of the Reverse Stock Split, 8,704,506 shares of Common Stock that were issued and outstanding at September 30, 2024 was reduced to 2,301,205 shares of Common Stock (taking into account the rounding of fractional shares).

For the year ended December 31, 2023, the Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1-for-5 (the “Reverse Stock Split”). The Reverse Stock Split became effective on January 18, 2023 (the “Effective Date”). As a result, the number of shares of the Company’s authorized Common Stock was reduced from 100,000,000 shares to 20,000,000 shares and the issued and outstanding number of shares of the Common Stock was correspondingly decreased. The Reverse Stock Split has no effect on the par value of the Company’s Common Stock or authorized shares of preferred stock.

Except where otherwise specified, all number of shares, number of warrants, share prices, exercise prices and per share data in the consolidated financial statements and notes to the consolidated financial statements have been retroactively restated as if the Reverse Stock Split occurred at the beginning of the periods presented.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers was insignificant for both the years ended December 31, 2024 and 2023.

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

Internet advertising and related data service

For our internet advertising and related data service during the year ended December 31, 2024, we primarily provided influencer marketing services to our clients. Revenues related to our influencer marketing services are recognized based on when the marketing service is completed and accepted by our clients.

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

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)
Internet advertising and related service
--distribution of the right to use search engine marketing service	9,909	30,510
--Internet advertising and related data service	4,780	-
Blockchain-based SaaS services	750	75
Total revenues	$15,439	$30,585

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)

Revenue recognized over time	9,909	30,585
Revenue recognized at a point in time	5,530	-
Total revenues	$15,439	$30,585

Contract costs

For the years ended December 31, 2024 and 2023, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

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

The Company’s contract liabilities primarily consist of advance from customers related to unsatisfied performance obligations in relation to online advertising placement service and distribution of the right to use search engine marketing service. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the two years ended December 31, 2024:

Contract liabilities
US$(’000)

Balance as of January 1, 2023	739
Exchange translation adjustment	(10)
Revenue recognized from beginning contract liability balance	(670)
Advances received from customers related to unsatisfied performance obligations	784
Balance as of December 31, 2023	843
Exchange translation adjustment	(13)
Revenue recognized from beginning contract liability balance	(527)
Advances received from customers related to unsatisfied performance obligations	186
Balance as of December 31, 2024	489

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023, there is no revenue recognized from performance obligations that were satisfied in prior periods.

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2024 and 2023, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

n)	Cost of revenues

Cost of revenues primarily includes the cost of Internet and other forms of advertising resources and related technical services purchased from third parties, amortization of software platform development cost and other direct cost associated with providing services.

o)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2024 and 2023 were approximately nil and US$0.02 million, respectively.

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

For lease contracts with a duration of twelve months or less and thus met the definition of a short-term lease under ASC 842, the Company, in accordance with ASC 842-20-25-2, elected not to apply the recognition requirements (i.e. not to recognize right-of-use asset and related lease liability) to these short-term leases. Instead, the Company recognized the lease payments of these short-term leases in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. As of December 31, 2024 and 2023, lease payments liability related to these short-term leases was approximately nil and US$0.10 million, respectively.

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

As of December 31, 2024 and 2023, operating lease right-of-use assets and total operating lease liabilities recognized was approximately nil and US$0.02 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of operating lease liabilities

As of December 31, 2024, we did not recognize any operating lease right-of-use assets and operating lease liabilities.

As of December 31, 2023, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$0.02 million and US$0.02 million, respectively.

Operating lease expenses:

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)

Long-term operating lease contracts	22	326
Short-term operating lease contracts	34	31
Total	56	357

Supplemental information related to operating leases:

	Year Ended December 31,
	2024	2023

Operating cash flows used for operating leases (US$’000)	25	498
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	-	-
Weighted-average remaining lease term (years)	-	0.08
Weighted-average discount rate	6%	6%

q)	Income taxes

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The tax returns of the Company and its subsidiaries and VIEs are subject to examination by the relevant local tax authorities. The statute of limitations related to these tax returns under different circumstances various from 3-10 years, and for PRC entities, there is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2024 and 2023 and did not have any significant unrecognized uncertain tax positions as of December 31, 2024 or 2023.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarized the movements of the Company’s credit losses as of December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	3,987	3,760
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	36
Provision for/(reverse of) credit loss during the period	892	246
Exchange translation adjustments	(62)	(55)
Balance as of end of the period	4,817	3,987

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,559	617
Cumulative-effect adjustment upon adoption of ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326)	-	155
Provision for/(reverse of) for credit loss during the period	(46)	787
Written off during the period	-	-
Exchange translation adjustments	-	-
Balance as of end of the period	1,513	1,559

5.	Accounts receivable, net

	As of December 31,
	2024	2023
	US$(’000)	US$(’000)

Accounts receivable	6,431	4,831
Allowance for doubtful accounts	(4,817)	(3,987)
Accounts receivable, net	1,614	844

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2024 and 2023, the Company provided approximately US$4.82 million and US$3.99 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. During the years ended December 31, 2024 and 2023, approximately US$0.89 million and US$0.25 million allowance for doubtful accounts was provided, respectively.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Prepayments and deposit to suppliers

	As of December 31,
	2024	2023
	US$(’000)	US$(’000)

Deposits to advertising resources providers	612	911
Prepayments to advertising resources providers	2,996	3,136
Deposit for investing activities	152	-
Other deposits and prepayments	748	458
	4,508	4,505

As of December 31, 2024 and 2023, contractual deposits were primarily paid to the Company’s major Internet advertising resources suppliers and other advertising resource suppliers. The contractual deposits will be refunded to the Company upon expiration of the contracts, which are generally for a one-year period.

According to the contracts signed between the Company and its suppliers, the Company is required to pay certain of the contract amounts in advance. These prepayments will be recognized as cost of revenues when the related services are delivered by the suppliers. As of December 31, 2024 and 2023, prepayments were primarily paid for purchasing Internet resources from the Company’s major Internet advertising resources suppliers.

Deposits for investing activities as of December 31, 2024 represented deposits made to acquire businesses to help further develop and broaden our online marketing channels and reinforce our industry competitive advantage.

Other deposits and prepayments as of December 31, 2024 and 2023 represented deposits and prepayments to the Company’s other services providers, which primarily included deposits for office lease contracts, prepayment for various kinds of professional services, etc.

7.	Other current assets, net

	December 31, 2024	December 31, 2023
	US$(’000)	US$(’000)

Short-term loans to unrelated parties	3,606	4,097
Short-term loans interest receivables	138	250
Staff advances for business operations	8	5
Total other current assets	3,752	4,352
Allowance for doubtful accounts	(1,513)	(1,558)
Other current assets, net	2,239	2,794

As of December 31, 2024, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023. In July 2023, the Company received a loan interest of US$0.02 million for the period from May 1, 2023 through July 31, 2023. On October 31, 2023, the Company agreed to further extend the term of this loan to September 30, 2024. On May 29, 2024, the Company received payment of approximately US$0.13 million, of which approximately US$0.06 million settled outstanding interest and approximately US$0.07 million settled the loan principal. On September 30, 2024, the Company agreed to further extend the term of this loan to March 31, 2025. On March 17, 2025, the Company received payment of approximately US$0.35 million, of which approximately US$0.06 million settled outstanding interest and approximately US$0.29 million settled the loan principal.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 11, 2023, the Company provided a short-term loan of US$2.0 million to another unrelated party. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, the Company extended the term of this loan for a six-month period to January 18, 2024. Subsequently, on January 8, 2024, the Company further agreed to extend the term of the loan to January 18, 2025. And on January 9, 2025, the Company agreed to extend the loan to January 18, 2026. For the year ended December 31, 2024, the Company received payment of US$0.77 million, of which approximately US$0.35 million settled outstanding interest and approximately US$0.42 million settled the loan principal. On January 27, 2025, the Company received payment of approximately US$0.57 million, of which approximately US$0.11 million settled outstanding interest and US$0.46 million settled the loan principal.

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the year ended December 31, 2024 and 2023, the Company reversed US$0.05 million and provided US$0.79 million credit losses on short-term loans provided to unrelated parties, respectively.

As of December 31, 2024, other current assets also included a US$0.62 million remaining outstanding balance of a short-term loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a short-term loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022. The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies. As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. In June 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company had engaged a law firm and prepared and sent a legal letter to Digital Sun in March 2023, and the Company intends to take further actions to safeguard its rights against the default, including but not limited to, arranging meetings with the management of Digital Sun to negotiate the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted. As of the date hereof, the Company has not received any formal responses from Digital Sun.

8.	Long-term investment

Amount
US$(’000)

Balance as of January 1, 2023	1,596
Exchange translation adjustment	(7)
Cash investments during the year	64
Disposed during the year	(426)
Impairment losses provided during the year	(433)
Balance as of December 31, 2023	794
Cash investments during the year	2
Disposed during the year	(397)
Impairment losses provided during the year	(2)
Balance as of December 31, 2024	397

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, except for long-term investments which were fully impaired, the Company beneficially owned a 7.69%, 9.9% and 9.9% equity interest in each New Business Holdings Limited (“New Business”), Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”) and Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”), respectively.

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

For the year ended December 31, 2024, the Company provided $0.002 million in impairment loss against its long-term investments.

9.	Property and equipment, net

	As of December 31,
	2024	2023
	US$(’000)	US$(’000)

Vehicles	442	520
Office equipment	834	846
Electronic devices	562	571
Leasehold improvement	-	182
Property and equipment, cost	1,838	2,119
Less: accumulated depreciation	(1,722)	(1,904)
Property and equipment, net	116	215

Depreciation expenses in the aggregate for the years ended December 31, 2024 and 2023 were approximately US$0.10 million and US$0.09 million, respectively.

10.	Intangible assets, net

	As of December 31, 2024
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,291	(895)	(396)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	334	(111)	(223)	-
Other computer software	109	(109)	-	-
Total	$9,636	$(5,901)	$(3,735)	$-

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,311	(909)	(402)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(2,187)	(1,010)	841
Bo!News application	339	(113)	(226)	-
Other computer software	111	(111)	-	-
Total	$9,663	$(5,078)	$(3,744)	$841

Amortization expenses in the aggregate for the years ended December 31, 2024 and 2023 were approximately US$0.84 million and US$1.19 million, respectively.

Intangible assets of the Company are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2024, the Company recorded no impairment loss associated with its intangible assets, due to insufficient estimated future cash flows expected to be generated by these assets. For the year ended December 31, 2023, the Company recorded approximately US$1.23 million impairment loss associated with its intangible assets, due to insufficient estimated future cash flows expected to be generated by these assets.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, we do not expect any future amortization expense for the year ending December 31, 2025.

11.	Accrued payroll and other accruals

	As of December 31,
	2024	2023
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	71	67
Accrued operating expenses	486	283
	557	350

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Taxation

1)	Income tax

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

i). b. Effective from January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”), instead of factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). For the years ended December 31, 2024 and 2023, no provision for federal corporate income tax has been made in the financial statements as the Company has no aggregated positive tested income.

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

●	The applicable EIT rate for all the Company’s PRC operating entities is 25% for both the years ended December 31, 2024 and 2023.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)	Turnover taxes and the relevant surcharges

Service revenues generated by the Company’s PRC operating subsidiaries and VIEs are subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6%, and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2024 and 2023, the Company’s service revenues generated in the PRC are subject to VAT at a rate of 6%, after deducting the VAT paid for the resources and services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the resources and services purchased from suppliers. The surcharges of the VAT in the aggregate is 12% of the VAT.

As of December 31, 2024, and 2023, taxes payable consists of:

	As of December 31,
	2024	2023
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	1,247	1,264
Enterprise income tax payable	1,905	1,930
Taxes payable	3,152	3,194

A reconciliation of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax benefit/(expense) is as follows:

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)

Pre-tax loss	(3,370)	(5,976)
U.S. federal rate	21%	21%
Income tax benefit computed at U.S. federal rate	708	1,255
Reconciling items:
Rate differential for foreign earnings	110	(55)
Tax effect on non-taxable change in fair value of warrant liabilities	-	39
(Provision for) / reversal of valuation allowance on deferred tax assets	(888)	353
Expired tax attribute carryforwards	(323)	(1,583)
Tax effect on other (non-deductible expenses)/non-taxable income	(6)	(7)
Effective income tax benefit/(expense)	(399)	2

For the years ended December 31, 2024 and 2023, the Company’s income tax (benefit)/expense consisted of:

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)

Current	-	-
Deferred	(399)	2
Income tax benefit/(expense)	(399)	2

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets at December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	11,035	10,745
Operating lease cost	-	1
Impairment on long-term investments	104	161
Impairment on intangible assets	570	571
Bad debts provision	1,427	1,226
Valuation allowance	(13,136)	(12,303)
Deferred tax assets, net	-	401

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$34.18 million and US$32.70 million at December 31, 2024 and 2023, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$10.87 million and US$10.60 million at December 31, 2024 and 2023, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2027. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$13.14 million and US$12.3 million valuation allowance as of December 31, 2024 and 2023, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the years ended December 31, 2024 and 2023, total net deferred tax assets valuation allowance provided was approximately US$0.89 million and total deferred tax assets valuation allowance provided was approximately US$$0.35 million, respectively.

13.	Advance from investors

During the year ended December 31, 2024, we received advances from investors of approximately US$1.08 million. On August 23, September 5, September 6, September 25, 2024, we entered into a securities purchase agreement with each of four investors (including one member of our Board of Directors), respectively, pursuant to which each purchaser agreed to purchase 89,606 shares of common stock for an aggregate purchase price of US$268,818. On the date that each securities purchase agreement was signed, each purchaser entered into a lock-up agreement with the Company, respectively, whereby each purchaser agreed not to transfer the shares until the six-month anniversary of the date of each securities purchase agreement.

The number of shares have been restated in this note to reflect the effect of the 1-for-4 reverse stock split on September 30, 2024, see Note 4(l).

14.	Other current liabilities

As of December 31, 2024, other current liabilities were approximately US$0.48 million, of which approximately US$0.12 million was interest free loans received from a related party, our Chief Executive Officer.

15.	Long-term borrowing from a related party

Long-term borrowing from a related party is a non-interest bearing loan from a related party of the Company relating to the original paid-in capital contribution in the Company’s wholly-owned subsidiary Rise King WFOE, which is not expected to be repaid within one year.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	The Financing and warrant liabilities

The Company consummated registered direct offerings and issued the Company’s common stock and common stock purchase warrants to certain institutional investors, and common stock purchase warrants to its placement agent, in February 2021 (the “2021 Financing”) and December 2020 (the “2020 Financing”). Warrants issued to the investors and placement agent in the 2020 Financing were referred to as the “2020 Investors Warrants” and the “2020 Placement Agent Warrants”, respectively. The warrants issued in the 2021 Financing and the 2020 (Collectively, the “Financings”) were referred to collectively as the “Warrants”. As of December 31, 2024, the warrants issued in the 2021 and 2020 Financing have expired.

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

For the year ended December 31, 2024, the Company did not recognize any change in fair value of warrant liabilities. For year ended December 31, 2023, the Company recorded a gain of approximately US$0.19 million from change in fair value of warrant liabilities.

Warrants issued and outstanding on December 31, 2024 and their movements during the two years then ended are as follows:

	Warrant Outstanding*			Warrant Exercisable*
	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of underlying shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Balance, January 1, 2023	250,088	1.36	$60.44	250,088	1.36	$60.44
Issued/Vested	-			-
Exercised	-			-
Expired	(101,545)		$40.60	(101,545)		$40.60
Balance, December 31, 2023	148,543	0.63	$74.00	148,543	0.63	$74.00
Issued/Vested	-			-
Exercised	-
Expired	(148,543)		$74.00	(148,543)		$74.00
Balance, December 31, 2024	-			-

* Except where otherwise specified, the numbers of common stock and common stock purchase warrant, the purchase prices of the common stock, the exercise prices of the common stock purchase warrant discussed in this note have been retroactively restated for effect of the 1-for-5 and 1-for-4 reverse stock split on January 18, 2023 and September 30, 2024, respectively. See Note 4(l).

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of December 31, 2024 and December 31, 2023, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.23 million and US$13.41 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries and VIEs of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts for such employee benefits were approximately US$0.08 million and US$0.16 million for the years ended December 31, 2024 and 2023, respectively.

19.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term loans to unrelated parties. As of December 31, 2024, 27% of the Company’s cash and cash equivalents were held by financial institutions located in the United States of America, and the remaining 73% was held by major financial institutions located in the PRC. The Company believes that these financial institutions located in the PRC and the United States of America are of high credit quality. For accounts receivable and short-term loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that its credit risk for accounts receivable and short-term loans to unrelated parties are significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the years ended December 31, 2024 and 2023, respectively:

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Customer A	Customer B	Customer C	Customer D	Customer E
Year Ended December 31, 2024
Revenues, customer concentration risk	*	*	*	12%	*

Year Ended December 31, 2023
Revenues, customer concentration risk	*	*	*	-	-

As of December 31, 2024
Accounts receivable, customer concentration risk	*	*	-	42%	56%

As of December 31, 2023
Accounts receivable, customer concentration risk	11%	56%	19%	-	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the years ended December 31, 2024 and 2023, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D
Year Ended December 31, 2024
Cost of revenues, supplier concentration risk	29%	-	10%	22%

Year Ended December 31, 2023
Cost of revenues, supplier concentration risk	65%	17%	*	-

* Less than 10%.

20.	Commitments and contingencies

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2024

	Internet Ad. and data service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Revenues	14,689	-	750		-	15,439
Cost of revenues	14,152	-	841		-	14,993
Total operating expenses	1,727	14	-	2,462 (1)	-	4,203
Depreciation and amortization expenses included in cost of revenues and operating expenses	29	-	841	67	-	937
Impairment on intangible assets included in operating expenses	-	-	-	-	-	-
Loss from operations	(1,190)	(14)	(91)	(2,462)	-	(3,757)

Impairment on long-term investments	-	-	-	(2)	-	(2)

Gain on disposal of subsidiaries	22	-	-	1	-	23

Net loss	(1,491)	(12)	(91)	(2,175)	-	(3,769)

Total assets-December 31, 2023	7,627	145	-	34,260	(32,346)	9,686

(1) Including approximately US$0.68 million share-based compensation expenses.

For the Year Ended December 31, 2023

	Internet Ad. and data service	Ecommerce O2O Ad and marketing services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Revenues	30,510	-	75		-	30,585
Cost of revenues	30,180	-	841		-	31,021
Total operating expenses	2,388	11	-	3,177 (1)	-	5,576
Depreciation and amortization expenses included in cost of revenues and operating expenses	366	-	841	81	-	1,288
Impairment on intangible assets included in operating expenses	1,231	-	-	-	-	1,231
Loss from operations	(2,058)	(11)	(766)	(3,177)	-	(6,012)

Impairment on long-term investments	-	-	-	(433)	-	(433)

Change in fair value of warrant liabilities	-	-	-	185	-	185

Net loss	(2,085)	(6)	(766)	(3,117)	-	(5,974)

Total assets-December 31, 2023	7,966	144	841	34,867	(32,585)	11,233

(1) Including approximately US$0.11 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Loss per share

Basic and diluted loss per share for each of the years presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(3,761)	$(5,974)

Weighted average number of common shares outstanding – Basic and diluted **	2,021,492	1,923,801

Loss per share -Basic and diluted **	$(1.86)	$(3.11)

For the years ended December 31, 2024 and 2023, the diluted loss per share calculation did not include any outstanding warrants and options to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

** Retrospectively restated for effects of the 1-for-5 and 1-for-4 reverse stock split effective on January 18, 2023 and September 30, 2024, respectively, See Note 4(l).

23.	Share-based compensation expenses

In August and September of 2024, under its 2023 Omnibus Securities and Incentive Plan, the Company granted and issued an aggregate of approximately 0.19 million fully-vested shares of the Company’s restricted common stock to employees of the Company in exchange for their services to the Company. These shares were valued at the closing bid price of the Company’s common stock on the respective date of grant. Total compensation expenses recognized was approximately US$0.45 million for the year ended December 31, 2024.

In August 2024, the Company granted and issued approximately 0.73 million fully-vested and non-forfeitable shares of the Company restricted common stock to business and financial consultants in exchange for their service for a 12-month period until August 2025. The Company valued these shares at the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.35 million as a prepayment asset in prepayment and deposit to suppliers account upon the grant and issuance of these shares. Total compensation expenses amortized was approximately US$0.23 million for the year ended December 31, 2024.

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

The table below summarized share-based compensation expenses recorded for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
	US$(’000)	US$(’000)

Sales and marketing expenses	-	-
General and administrative expenses	684	108
Research and development expenses	-	-
Total	684	108

24.	Subsequent events

Acquisition of Rahula

ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of the Company, entered into a Share Sale and Purchase Agreement dated as of March 3, 2025 (the “Agreement”) with Vickie Chan, an individual (the “Seller”), pursuant to which the Seller agrees to sell, and the Purchaser agrees to buy, the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company (the "Rahula") that the Seller owns, transferring full legal and beneficial ownership. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies. The purchase price is US$600,000. The transaction was completed on March 7, 2025.

Securities Purchase Agreements

On January 2, January 3, January 15, January 17, 2025, we entered into a securities purchase agreement with each of four investors, respectively, pursuant to which each purchaser agreed to purchase 119,100 shares of common stock of the Company for an aggregate purchase price of US$250,110, representing a purchase price of US$2.1 per share.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The closing of each transaction shall take place on the date mutually agreed by the parties, subject to the closing conditions contained in each such agreement. On the date that the agreement was signed, each purchaser entered into a lock-up agreement with us, respectively, whereby the purchaser agreed not to transfer the shares until six-month anniversary of the date of each agreement.

As of the date of this annual report, the transactions as described above have not completed.

Except for the above mentioned matters, no other material events which are required to be adjusted or disclosed as of the date of this consolidated financial statements.