Form 10-Q
period 2025-03-31
ZW Data Action Technologies Inc.
filed 2025-05-20
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Hong Kong Special Administrative Region of the People’s Republic of China

(Address of principal executive offices) (Zip Code)

+852 2669-8078

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

As of May 20, 2025, the registrant had 2,301,205 shares of common stock outstanding.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	March 31, 2025	December 31, 2024
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$807	$812
Accounts receivable, net of allowance for credit loss of $4,834 and $4,817, respectively	2,118	1,614
Prepayment and deposit to suppliers	4,504	4,508
Other current assets, net	796	2,239
Total current assets	8,225	9,173

Long-term investments	397	397
Operating lease right-of-use assets	82	-
Property and equipment, net	143	116
Intangible assets, net	694	-
Total Assets	$9,541	$9,686

Liabilities and Equity
Current liabilities:
Accounts payable *	$97	$93
Advance from customers *	452	489
Accrued payroll and other accruals *	280	557
Taxes payable *	3,159	3,152
Operating lease liabilities *	47	-
Advance from investors *	1,575	1,075
Other current liabilities *	495	480
Total current liabilities	6,105	5,846

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2025	December 31, 2024
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities non-current portion	37	-
Deferred tax liabilities non-current portion	105	-
Long-term borrowing from a related party	122	122
Total Liabilities	6,369	5,968

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 12,500,000 shares; issued and outstanding 2,301,205 shares at March 31, 2025 and December 31, 2024)	2	2
Additional paid-in capital	63,102	63,102
Statutory reserves	2,598	2,598
Accumulated deficit	(63,982)	(63,451)
Accumulated other comprehensive income	1,391	1,407
Total shareholders’ equity	3,111	3,658
Noncontrolling interests	61	60
Total equity	3,172	3,718

Total Liabilities and Equity	$9,541	$9,686

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statement

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2025	2024
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues	$1,652	$3,531
Cost of revenues	1,492	3,459
Gross profit	160	72

Operating expenses
Sales and marketing expenses	-	79
General and administrative expenses	739	915
Total operating expenses	739	994

Loss from operations	(579)	(922)

Other income/(expenses)
Interest income	54	91
Other expenses, net	(4)	(22)
Total other income	50	69

Loss before income tax benefit/(expense) and noncontrolling interest	(529)	(853)
Income tax benefit/(expense)	(1)	3
Net loss	(530)	(850)
Net income attributable to noncontrolling interests	(1)	-
Net loss attributable to ZW Data Action Technologies Inc.	$(531)	$(850)

Net loss	$(530)	$(850)
Foreign currency translation income/(loss)	(16)	7
Comprehensive loss	$(546)	$(843)
Comprehensive income attributable to noncontrolling interests	(1)	-
Comprehensive loss attributable to ZW Data Action Technologies Inc.	(547)	(843)

Loss per share
Loss per common share

Basic and diluted**	$(0.23)	$(0.44)

Weighted average number of common shares outstanding:

Basic and diluted**	2,301,205	1,926,205

**Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(f).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2025	2024
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(530)	$(850)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23	238
Amortization of operating lease right-of-use assets	12	22
Share-based compensation expenses	143	-
Provision for allowances for credit losses	387	301
Deferred taxes	-	(3)
Other non-operating (income)/losses	(54)	(91)
Changes in operating assets and liabilities
Accounts receivable	(515)	(185)
Prepayment and deposit to suppliers	(137)	(654)
Other current assets	1	(5)
Accounts payable	3	65
Advance from customers	(37)	584
Accrued payroll and other accruals	(277)	49
Other current liabilities	6	200
Taxes payable	3	-
Operating lease liabilities	(10)	(24)
Deferred tax liabilities	(2)	-
Net cash used in operating activities	(984)	(353)

Cash flows from investing activities
Purchases of vehicles and office equipment, leasehold improvement	(37)
Cash acquired during the period	-	9
Purchase of intellectual property	(600)	-
Repayment of short-term loans and interest income from unrelated parties	1,121	-
Net cash used in investing activities	484	9

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Advances from PIPE Investors	500	-
Net cash provided by financing activities	500	-

Effect of exchange rate fluctuation on cash and cash equivalents	(5)	(6)

Net decrease in cash and cash equivalents	(5)	(350)

Cash and cash equivalents at beginning of the period	812	817
Cash and cash equivalents at end of the period	$807	$467

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2025	2,301,205	$2	$63,102	$2,598	$(63,451)	$1,407	$60	$3,718
Net loss for the period	-	-	-	-	(531)	-	1	(530)
Foreign currency translation adjustment	-	-	-	-	-	(16)	-	(16)
Balance, March 31, 2025 (unaudited)	2,301,205	$2	$63,102	$2,598	$(63,982)	$1,391	$61	$3,172

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2024	1,926,205	$2	$62,072	$2,598	$(59,690)	$1,272	$-	$6,254
Noncontrolling equity interests in an acquired VIE	-	-	-	-	-	-	5	5
Net loss for the period	-	-	-	-	(850)	-	-	(850)
Foreign currency translation adjustment	-	-	-	-	-	7	-	7
Balance, March 31, 2024 (unaudited)	1,926,205	$2	$62,072	$2,598	$(60,540)	$1,279	$5	$5,416

**Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(f).

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ZW Data Action Technologies Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”) and its operating subsidiaries, is engaged in providing Internet advertising, precision marketing, influencer marketing services as well as the related data and technical services to small and medium enterprises (SMEs). The Company also develops blockchain enabled web/mobile applications and provides software solutions, i.e., Software-as-a-Service (“SaaS”) services for clients and engages in intellectual property (“IP”) licensing services.

2.	Variable interest entities

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14	$24
Accounts receivable, net	26	34
Prepayment and deposit to suppliers	1,133	1,189
Other current assets, net	2	2
Total current assets	1,175	1,249

Property and equipment, net	78	85
Total Assets	$1,253	$1,334

Liabilities
Current liabilities:
Accounts payable	$97	$93
Advance from customers	452	489
Accrued payroll and other accruals	15	14
Taxes payable	2,524	2,521
Other current liabilities	561	546
Total current liabilities	3,649	3,663

Long-term liabilities:
Deferred tax liabilities	-	-
Total Liabilities	$3,649	$3,663

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$49	$9,909
Cost of revenues	39	9,842
Total operating expenses	36	2,036
Net loss	29	2,301

3.	Liquidity and Capital Resources

The Company incurred operating losses and may continue to incur operating losses, and as a result, generate negative cash flows as the Company implements its future business plan. For the three months ended March 31, 2025, the Company incurred a loss from operations of US$0.58 million and a net operating cash outflow of US$0.98 million. As of March 31, 2025, the Company had cash and cash equivalents of US$0.81 million and working capital of US$2.12 million, compared with approximately US$0.81 million and US$3.33 million as of December 31, 2024, respectively.

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

The unaudited condensed consolidated financial statements as of March 31, 2025 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of March 31, 2025 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, previously filed with the SEC (the “2024 Form 10-K”) on April 15, 2025.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2025, its condensed consolidated results of operations for the three months ended March 31, 2025 and 2024, and its condensed consolidated cash flows for the three months ended March 31, 2025 and 2024, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2025	December 31, 2024

Balance sheet items, except for equity accounts	7.1782	7.1884

	Three Months Ended March 31,
	2025	2024

Items in the statements of operations and comprehensive loss	7.1759	7.1217

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	4,817	3,987
Provision for/(reverse of) credit loss during the period	11	280
Written off during the period	-	-
Exchange translation adjustments	6	(6)
Balance as of end of the period	4,834	4,261

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,513	1,559
Provision for credit loss during the period	376	21
Written off during the period	-	-
Exchange translation adjustments	-	-
Balance as of end of the period	1,889	1,580

f)	Reverse stock split

In 2024, the Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split became effective on September 30, 2024 (the “Effective Date”). As a result, the number of shares of the Company’s authorized Common Stock was reduced from 50,000,000 shares to 12,500,000 shares and the issued and outstanding number of shares of the Common Stock was correspondingly decreased. The Reverse Stock Split has no effect on the par value of the Company’s Common Stock or authorized shares of preferred stock. When the Reverse Stock Split became effective, each four shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest full share. No cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. As a result of the Reverse Stock Split, 8,704,506 shares of Common Stock that were issued and outstanding at September 30, 2024 was reduced to 2,301,205 shares of Common Stock (taking into account the rounding of fractional shares).

Except where otherwise specified, all number of shares, number of warrants, share prices, exercise prices and per share data in the consolidated financial statements and notes to the consolidated financial statements have been retroactively restated as if the Reverse Stock Split occurred at the beginning of the periods presented.

g)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	49	3,531
-- Internet advertising and related data service	970	-
Blockchain-based SaaS services	615	-
IP Services	18	-
Total revenues	$1,652	$3,531

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	67	3,531
Revenue recognized at a point in time	1,585	-
Total revenues	$1,652	$3,531

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract balances

The table below summarized the movement of the Company’s contract liabilities for the three months ended March 31, 2025:

Contract liabilities
US$(’000)

Balance as of January 1, 2025	489
Exchange translation adjustment	1
Revenue recognized from beginning contract liability balances	(38)
Advances received from customers related to unsatisfied performance obligations	-
Balance as of March 31, 2025(Unaudited)	452

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, there were no revenue recognized from performance obligations that were satisfied in prior periods.

h)	Asset acquisition of Rahula Group

Acquisitions that do not meet the definition of a business under ASC 805 are accounted for as an asset acquisition, utilizing a cost accumulation model. Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transfers to the seller, including direct transaction costs, on the acquisition date. The cost of the acquisition is then allocated to the assets acquired based on their relative fair values. Goodwill is not recognized in an asset acquisition. Direct transaction costs include those third-party costs that can be directly attributable to the asset acquisition and would not have been incurred absent the acquisition transaction.

Acquisition of Rahula Digital Media (HK) Limited.

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

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the intellectual property intangible assets of Rahula Group.

The acquisition method of accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, “Business Combinations”, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes,” requires the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As goodwill is not recognized in an asset acquisition, recognizing deferred tax assets or liabilities for temporary differences in an asset acquisition results in adjusting the carrying amount of the acquired assets and liabilities.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 7, 2025, upon the Purchaser’s acquisition of the outstanding common stock of Rahula, the Rahula intangible asset balance recorded on the acquisition date and included in intangible assets was as follows:

As of March 7, 2025
US$(’000)
(Unaudited)
Rahula Group intangible asset recorded on acquisition date:
Intangible asset acquired (a)	707
Deferred tax liability generated from the Rahula asset	(107)
Total consideration paid	600

(a)	This intangible asset balance will be amortized over the remaining useful life of 3 years as of the March 7, 2025 acquisition date.

i)	Lease

As of March 31, 2025, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$0.08 million and US$0.05 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Nine months ending December 31, 2025	38
Year ending December 31,
-2026	51
Total undiscounted lease payments	89
Less: imputed interest	(5)
Total operating lease liabilities as of March 31, 2025	84

Including:
Operating lease liabilities	47
Operating lease liabilities-Non current	37
84

Operating lease expenses:

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Long-term operating lease contracts	12	22
Short-term operating lease contracts	1	12
Total	$13	$34

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental information related to operating leases:

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	11	25
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	87	-
Weighted-average remaining lease term (years)	0.75	-
Weighted-average discount rate	6%	-

5.	Accounts receivable, net

	March 31, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,952	6,431
Allowance for credit loss	(4,834)	(4,817)
Accounts receivable, net	2,118	1,614

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the three months ended March 31, 2025 and 2024, the Company provided approximately US$0.01 million and US$0.28 million credit losses for its accounts receivable, respectively.

6.	Prepayments and deposit to suppliers

	March 31, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	598	612
Prepayments to advertising resources providers	3,243	2,996
Deposit for investing activities	-	152
Other deposits and prepayments	663	748
	4,504	4,508

7.	Other current assets

	March 31, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	2,653	3,606
Short-term loans interest receivables	24	138
Staff advances for business operations	8	8
Total other current assets	2,685	3,752
Allowance for credit loss	(1,889)	(1,513
Other current assets, net	796	2,239

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2025, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023. In July 2023, the Company received a loan interest of US$0.02 million for the period from May 1, 2023 through July 31, 2023. On October 31, 2023, the Company agreed to further extend the term of this loan to September 30, 2024. On May 29, 2024, the Company received payment of approximately US$0.13 million, of which approximately US$0.06 million settled outstanding interest and approximately US$0.07 million settled the loan principal. On September 30, 2024, the Company agreed to further extend the term of this loan to March 31, 2025. On March 17, 2025, the Company received payment of approximately US$0.35 million, of which approximately US$0.06 million settled outstanding interest and approximately US$0.29 million settled the loan principal. On March 27, 2025, the Company received payment of approximately US$0.21 million, of which approximately US$0.002 settled outstanding interest and approximately US$0.21 million settled the loan principal. On March 28, 2025, the Company agreed to further extend the term of this loan to March 31, 2026.

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

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the three months ended March 31, 2025 and 2024, the Company provided US$0.38 million and provided US$0.02 million credit losses on short-term loans provided to unrelated parties, respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2025	397
Exchange translation adjustment	-
Cash investments during the year	-
Disposed during the year	-
Impairment losses provided during the year	-
Balance as of March 31, 2025 (Unaudited)	397

As of March 31, 2025, except for long-term investments which were fully impaired, the Company beneficially owned a 7.69%, 9.9% and 9.9% equity interest in each New Business Holdings Limited (“New Business”), Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”) and Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”), respectively.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

For the three months ended March 31, 2025, the Company provided no impairment loss against its long-term investments.

9.	Property and equipment, net

	March 31, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	443	442
Office equipment	835	834
Electronic devices	563	562
Leasehold improvement	37	-
Property and equipment, cost	1,878	1,838
Less: accumulated depreciation	(1,735)	(1,722)
Property and equipment, net	143	116

Depreciation expenses for the three months ended March 31, 2025 and 2024 were approximately US$0.01 million and US$0.03 million, respectively.

10.	Intangible assets, net

	As of March 31, 2025 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,293	(897)	(396)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Rahula’s Intellectual Property	707	(13)	-	694
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	334	(111)	(223)	-
Other computer software	109	(109)	-	-
Total	$10,345	$(5,916)	$(3,735)	$694

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2024
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,291	(895)	(396)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	334	(111)	(223)	-
Other computer software	109	(109)	-	-
Total	$9,636	$(5,901)	$(3,735)	$-

Amortization expenses for the three months ended March 31, 2025 and 2024 were approximately US$0.01 million and US$0.21 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 2.95 years as of March 31, 2025, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.18 million for the year ending December 31, 2025, approximately US$0.24 million for the year ending December 31, 2026, approximately US$0.24 million for the year ending December 31, 2027, and approximately US$0.04 million for the year ending December 31, 2028.

11.	Accrued payroll and other accruals

	March 31, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	71	71
Accrued operating expenses	209	486
	280	557

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Taxation

As of March 31, 2025 and December 31, 2024, taxes payable consists of:

	March 31, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,249	1,247
Enterprise income tax payable	1,910	1,905
Total taxes payable	3,159	3,152

For the three months ended March 31, 2025 and 2024, the Company’s income tax benefit/(expenses) consisted of:

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	-	-
Deferred	(1)	3
Income tax (expense)/benefit	(1)	3

The Company’s deferred tax assets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	11,083	11,035
Operating lease cost	-	-
Impairment on long-term investments	104	104
Impairment on intangible assets	570	570
Bad debts provision	1,493	1,427
Valuation allowance	(13,250)	(13,136)
Deferred tax assets, net	-	-

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$34.42 million and US$34.18 million as of March 31, 2025 and December 31, 2024, respectively The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$10.94 million and US$10.87 million as of March 31, 2025 and December 31, 2024, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$13.25 million and US$13.14 million valuation allowance as of March 31, 2025 and December 31, 2024, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2025 and 2024, the Company recorded approximately US$0.11 million and US$0.19 million deferred tax valuation allowance, respectively.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of March 31, 2025 and December 31, 2024, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.20 million and US$13.23 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

15.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.01 million and US$0.03 million for the three months ended March 31, 2025 and 2024, respectively.

16.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of March 31, 2025, 79% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 21% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the three months ended March 31, 2025 and 2024, respectively:

	Customer A	Customer B	Customer C

Three Months Ended March 31, 2025
Revenues, customer concentration risk	59%	-	38%

Three Months Ended March 31, 2024
Revenues, customer concentration risk	-	-	-

As of March 31, 2025
Accounts receivable, customer concentration risk	46%	42%	11%

As of December 31, 2024
Accounts receivable, customer concentration risk	42%	56%	-

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the three months ended March 31, 2025 and 2024, respectively:

	Supplier A	Supplier B
Three Months Ended March 31, 2025
Cost of revenues, supplier concentration risk	59%	38%

Three Months Ended March 31, 2024
Cost of revenues, supplier concentration risk	-	-

* Less than 10%.

- No transaction incurred for the reporting period.

17.	Commitments and contingencies

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

Three Months Ended March 31, 2025 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate (1)	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	1,019	18	615	-	-	1,652
Cost of revenues	919	13	560	-	-	1,492
Total operating expenses	14	-	-	725	-	739
Depreciation and amortization expense included in cost of revenues and total operating expenses	7	13	-	3	-	23
Operating income/(loss)	86	5	55	(725)	-	(579)

Expenditure for long-term assets	-	600	-	37	-	637

Net income/(loss)	83	4	55	(672)	-	(530)

Total assets-March 31, 2025	8,184	712	205	33,793	(33,353)	9,541
Total assets-December 31, 2024	7,627	-	-	34,405	(32,346)	9,686

(1)

Since our Ecommerce O2O Ad and marketing services segment has been dormant and historical amounts were immaterial, the operations of this segment have been combined with the corporate segment for financial reporting purposes. Accordingly, the segment information for the three months ended March 31, 2024, has been reclassified to conform the presentation for the period ended March 31, 2025.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2024 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate (1)	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	3,531	-	-	-	-	3,531
Cost of revenues	3,459	-	-	-	-	3,459
Total operating expenses	370	-	210	414	-	994
Depreciation and amortization expense included in cost of revenues and total operating expenses	8	-	210	20	-	238
Operating loss	(298)	-	(210)	(414)	-	(922)

Change in fair value of warrant liabilities	-	-	-	-	-	-

Net loss	(308)	-	(210)	(332)	-	(850)

Total assets-March 31, 2024	7,994	-	631	35,371	(32,592)	11,404
Total assets-December 31, 2023	7,966	-	841	35,011	(32,585)	11,233

19.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(530)	$(850)
Add: Net (income)/loss attributable to noncontrolling interests from continued operations	(1)	-
	(531)	(850)

Weighted average number of common shares outstanding -Basic and diluted*	2,301,205	1,926,205

Loss per share -Basic and diluted*	$(0.23)	$(0.44)

*Retrospectively restated for effects of the 1-for-4 reverse stock split effective on September 30, 2024. See Note 4(f).

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20.	Share-based compensation expenses

In August 2024, the Company granted and issued approximately 0.73 million fully-vested and non-forfeitable shares of the Company restricted common stock to business and financial consultants in exchange for their service for a 12-month period until August 2025. The Company valued these shares at the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.35 million as a prepayment upon the grant and issuance of these shares. Total compensation expenses amortized was approximately US$0.14 million for the three months ended March 31, 2025.

For the three months ended March 31, 2024, the Company did not record any share-based compensation expenses.

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-
General and administrative expenses	143	-
Total	143	-

21.	Subsequent events

The Company’s principal business activity is to provide advertising and marketing services to small and medium enterprises in the PRC, which is particularly sensitive to changes in general economic conditions. The general economic downturn in the PRC lead by a challenging macroeconomic environment and tariffs had caused and may continue to cause decreases in or delays in advertising spending, and had negatively impacted and may continue to negatively impact the Company’s short-term ability to grow revenues. While the Chinese Government has begun various stimulus measures in 2024 and 2025 to boost the economy, there remains uncertainty as to the future impact of the recent economic downturn in the PRC. The Company will continue to assess its financial impacts for future periods.

Except for the above mentioned matters, no other material events which are required to be adjusted or disclosed as of the date of this consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC and our operating subsidiaries, is engaged in providing Internet advertising, precision marketing, blockchain-based SaaS services, IP services, influencer marketing services and the related data and technical services to SMEs.

Through our operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, provision of online advertising placements services on our web portals, influencer marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients. Beginning in early 2022, we introduced our SaaS services to customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 4 “Summary of significant accounting policies” to our audited financial statements in our 2024 Form 10-K.

We believe that the assumptions and estimates associated with revenue recognition and estimation of current expected credit loss have the greatest potential impacts on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

A.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2025	2024
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues	$1,652	$3,531
Cost of revenues	1,492	3,459
Gross (loss)/profit	160	72

Operating expenses
Sales and marketing expenses	-	79
General and administrative expenses	739	915
Total operating expenses	739	994

Loss from operations	(579)	(922)

Other income/(expenses)
Interest income	54	91
Other expenses, net	(4)	(22)
Total other income	50	69

Loss before income tax benefit	(529)	(853)
Income tax benefit	(1)	3
Net loss	$(530)	$(850)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2025		2024
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$970	58.7%	$6	0.2%
-Distribution of the right to use search engine marketing service	49	3.0%	3,525	99.8%
Internet advertising and related services	1,019	61.7%	3,531	100%
IP Services	18	1.1%	-	-
Blockchain-based SaaS services	615	37.2%	-	-
Total	$1,652	100%	$3,531	100%

Total Revenues: Our total revenues decreased to US$1.65 million for the three months ended March 31, 2025 from US$3.53 million for the same period last year, which was primarily due to the winding down of our distribution of the right to use search engine marketing service in the PRC but increases in higher margin internet advertising and related services such as influencer marketing.

●

Internet advertising revenues for the three months ended March 31, 2025 was approximately US$0.97 million, compared with US$0.006 million for the three months ended March 31, 2024. The increase primarily resulted from the Company’s shifting in focus towards higher-margin business segments, including influencer marketing.

●

Revenues from distribution of the right to use search engine marketing service, was approximately US$0.05 million and US$3.53 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was mainly due to the winding down of our distribution of the right to use search engine marketing service in the PRC, after experiencing low to negative margins in this business segment over the past several years.

●

Revenue from IP services was approximately US$0.02 million and nil for the three months ended March 31, 2025 and 2024, respectively. Our IP services revenue was primarily related to licensing activities associated with intellectual property acquired through Rahula.

●	Blockchain-based SaaS services revenue for the three months ended March 31, 2025 was approximately US$0.62 million, compared with nil for the three months ended March 31, 2024.

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

	Three Months Ended March 31,
	2025			2024
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related data service	$970	$880	9.3%	$6	$6	-
-Distribution of the right to use search engine marketing service	49	39	20.4%	3,525	3,453	2%
Internet advertising and related services	1,019	919	9.8%	3,531	3,459	2%
IP Services	18	13	27.8%	-	-	-
Blockchain-based SaaS services	615	560	9.0%	-	-	-
Total	$1,652	$1,492	9.7%	$3,531	$3,459	2%

Cost of revenues: our total cost of revenues decreased to US$1.49 million for the three months ended March 31, 2025 from US$3.46 million for the three months ended March 31, 2024. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, influencer agency costs, cost of outdoor advertising resources, amortization of software platform development cost and other direct costs associated with providing our services. The decrease in our total cost of revenues for the three months ended March 31, 2025 was primarily due to the decrease in costs associated with the distribution of the right to use search engine marketing service we purchased from key search engines, which was in line with the decrease in the related revenues as discussed in the revenues section above.

●

Costs for Internet advertising and data service primarily consist of cost of internet traffic flow and technical services we purchased from other portals and technical suppliers for obtaining effective sales lead generation to promote business opportunity advertisements placed on our own ad portals. Our costs also include the cost of operating our influencer marketing services which includes the fees for collaborating with various influencer agencies. For the three months ended March 31, 2025, our total cost of revenues for Internet advertising and data service increased to approximately US$0.88 million from US$0.006 million for the three months ended March 31, 2024, which was in line with the increase in revenues as discussed in the revenues section above. The gross margin rate of our Internet advertising and data service was 9.3% and 0% for the three months ended March 31, 2025 and 2024, respectively.

●

Costs for distribution of the right to use search engine marketing service represented the direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou). We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the three months ended March 31, 2025 and 2024, our total cost of revenues for distribution of the right to use search engine marketing service was approximately US$0.04 million and US$3.45 million, respectively. This decrease in costs was in line with the decline in revenues discussed earlier in the revenues section. The gross margin rate for this service increased to 20.4% for the three months ended March 31, 2025 from 2% for the same period last year.

●

Costs for our IP service primarily consist of the amortization of the intellectual properties acquired through Rahula. For the three months ended March 31, 2025, our total cost of revenues for IP services was approximately US$0.01 million.

●

For the three months ended March 31, 2025 and 2024, cost of our blockchain-based SaaS services was approximately US$0.56 million and nil, respectively. Gross margin rate of this service for the three months ended March 31, 2025 was 9%.

Gross (loss)/profit

As a result of the foregoing, we generated a gross profit of approximately US$0.16 million for the three months ended March 31, 2025, compared with a gross profit of approximately US$0.07 million generated for the three months ended March 31, 2024. Our overall gross margin rate increased to 9.7% for the three months ended March 31, 2025, compared with 2% for the three months ended March 31, 2024. The gross profit and the increase in overall gross margin were primarily due to the increase in revenue of our higher-margin internet advertising and related data service business.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2025		2024
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$1,652	100%	$3,531	100%
Gross profit/(loss)	160	9.7%	72	2%
Sales and marketing expenses	-	-	79	2.2%
General and administrative expenses	739	44.7%	915	25.9%
Total operating expenses	$739	44.7%	$994	28.2%

Operating expenses: Our total operating expenses was approximately US$0.74 million and US$0.99 million for the three months ended March 31, 2025 and 2024, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was nil and US$0.08 million for the three months ended March 31, 2025 and 2024, respectively. Our sales and marketing expenses primarily consist of advertising expenses for brand development and promotion of our services, staff salaries, staff benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues.

●

General and administrative expenses: General and administrative expenses was US$0.74 million and US$0.92 million for the three months ended March 31, 2025 and 2024, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for credit losses, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the three months ended March 31, 2025, the changes in our general and administrative expenses was primarily due to the decrease in general administrative expenses of approximately US$0.42 million, as a result of the cost reduction plan executed by management during the first fiscal quarter of 2025 offset by increases in allowance for credit losses of approximately US$0.09 million and shared based compensation of approximately US$0.14 million.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$0.58 million and US$0.92 million for the three months ended March 31, 2025 and 2024, respectively.

Interest income: For the three months ended March 31, 2025 and 2024, we recognized an approximately US$0.05 million and US$0.09 million interest income, respectively, which was primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Loss before income tax benefit/(expense): As a result of the foregoing, our loss before income tax benefit/(expense) was approximately US$0.53 million and US$0.85 million for the three months ended March 31, 2025 and 2024, respectively.

Income Tax benefit/(expenses): For the three months ended March 31, 2025 and 2024, we recognized approximately US$0.001 million in income tax expenses and US$0.003 million in income tax benefit, respectively. These benefits were related to the net operating loss incurred by one of our operating VIEs for each respective period. We anticipate these losses will likely be utilized against future earnings of this entity.

Net loss: As a result of the foregoing, for the three months ended March 31, 2025 and 2024, we incurred a net loss of approximately US$0.53 million and US$0.85 million, respectively.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of March 31, 2025 and December 31, 2024, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$13.20 million and US$13.23 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Three Months Ended March 31, 2025 and 2024

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2025, we had cash and cash equivalents of approximately US$0.81 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	Amounts in thousands of US dollars

Net cash used in operating activities	$(984)	$(353)
Net cash provided by/(used in) investing activities	484	9
Net cash provided by financing activities	500	-
Effect of foreign currency exchange rate changes	(5)	(6)
Net decrease in cash and cash equivalents	$(5)	$(350)

Net cash used in operating activities

For the three months ended March 31, 2025, our net cash used in operating activities of approximately US$0.98 million were primarily attributable to:

(1)

net loss excluding approximately US$0.02 million of non-cash expenses of depreciation and amortizations; approximately US$0.01 million of amortization of operating lease right-of-use assets; approximately US$0.14 million of share-based compensation expense; approximately US$0.39 million of provision for allowance for credit losses; and approximately US$0.05 million of other non-operating income, yielded the non-cash and non-operating items excluded net loss of approximately US$0.02 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payables increased by approximately US$0.003 million;

-	other current assets decreased by approximately US$0.001 million;

-	taxes payable increased by approximately US$0.003 million; and

-	other current liabilities increased by approximately US$0.006 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable increased by approximately US$0.52 million;

-	prepayment and deposit to suppliers increased by approximately US$0.14 million;

-	advances from customers decreased by approximately US$0.04 million;

-	accrued payroll and other accruals decreased by approximately US$0.28 million;

-	operating lease liabilities decreased by approximately US$0.01 million in the aggregate, primarily due to settlement of these liabilities during the period; and

-	deferred tax liabilities decreased by approximately US$0.002 million.

For the three months ended March 31, 2024, our net cash used in operating activities of approximately US$0.35 million were primarily attributable to:

(4)

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

Net cash used in investing activities

For the three months ended March 31, 2025, (1) we purchased office equipment and leasehold improvement of approximately US$0.04 million; (2) we purchased intellectual property of approximately US$0.60 million through the acquisition of Rahula; and (3) we received repayment of short-term loans and interest income of approximately US$1.12 million. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$0.48 million for the three months ended March 31, 2025.

During the three months ended March 31, 2024, we acquired cash of approximately US$0.009 million through the acquisition of a 51% equity interest in Yi En (Beijing) Technology Co., Limited. This transaction contributed to a net cash inflow from investing activities of approximately US$0.009 million for the three months ended March 31, 2024.

Net cash provided by/(used in) financing activities

For the three months ended March 31, 2025, our cash provided by financing activities included the following transactions: (1) we received advances from investors of approximately US$0.50 million.

For the three months ended March 31, 2024, no cash was provided by or used in financing activities.

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

The consolidated financial statements as of March 31, 2025 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of March 31, 2025 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During our fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: May 20, 2025	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)