Form 10-Q
period 2025-09-30
ZW Data Action Technologies Inc.
filed 2025-11-14
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the registrant had 3,268,469 shares of common stock outstanding.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	September 30, 2025	December 31, 2024
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,761	$812
Accounts receivable, net of allowance for credit loss of $5,175 and $4,817, respectively	1,102	1,614
Prepayment and deposit to suppliers	4,727	4,508
Other current assets, net	878	2,239
Total current assets	8,468	9,173

Long-term investments	397	397
Operating lease right-of-use assets	59	-
Property and equipment, net	150	116
Intangible assets, net	576	-
Total Assets	$9,650	$9,686

Liabilities and Equity
Current liabilities:
Accounts payable *	$206	$93
Advance from customers *	599	489
Accrued payroll and other accruals *	155	557
Taxes payable *	3,208	3,152
Operating lease liabilities *	48	-
Advance from investors	1,278	1,075
Other current liabilities *	524	480
Total current liabilities	6,018	5,846

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	September 30, 2025	December 31, 2024
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Operating lease liabilities – non-current portion	13	-
Deferred tax liability – non-current portion	87	-
Long-term borrowing from a related party	123	122
Total Liabilities	6,241	5,968

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 12,500,000 shares; issued and outstanding 2,659,629 shares and 2,301,205 shares at September 30, 2025 and December 31, 2024, respectively)	3	2
Additional paid-in capital**	64,176	63,102
Statutory reserves	2,598	2,598
Accumulated deficit	(64,727)	(63,451)
Accumulated other comprehensive income	1,297	1,407
Total shareholders’ equity	3,347	3,658
Noncontrolling interests	62	60
Total equity	3,409	3,718

Total Liabilities and Equity	$9,650	$9,686

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,917	$13,190	$1,717	$3,239
Cost of revenues	3,612	12,735	1,619	3,184
Gross profit	305	455	98	55

Operating expenses
Sales and marketing expenses	-	208	-	75
General and administrative expenses	1,719	3,462	251	1,972
Total operating expenses	1,719	3,670	251	2,047

Loss from operations	(1,414)	(3,215)	(153)	(1,992)

Other income/(expenses)
Interest income	144	233	45	66
Other expenses, net	(4)	(30)	1	(2)
Impairment on long-term investment	-	(2)	-	-
Gain on disposal of subsidiaries	-	23	-	23
Total other income	140	224	46	87

Loss before income tax benefit/(expense) and noncontrolling interests	(1,274)	(2,991)	(107)	(1,905)
Income tax benefit/(expenses)	(1)	4	(1)	-
Net loss	$(1,275)	$(2,987)	$(108)	$(1,905)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,275)	$(2,987)	$(108)	$(1,905)
Net loss attributable to noncontrolling interests	(1)	7	-	(9)
Net loss attributable to ZW Data Action Technologies Inc.	(1,276)	(2,980)	(108)	(1,914)

Net loss	$(1,275)	$(2,987)	$(108)	$(1,905)
Foreign currency translation income/(loss)	(109)	(78)	(56)	(124)
Comprehensive Loss	(1,384)	(3,065)	(164)	(2,029)
Comprehensive income attributable to noncontrolling interests	(2)	7	(1)	(9)
Comprehensive loss attributable to ZW Data action Technologies Inc.	(1,386)	(3,058)	(165)	(2,038)

Loss per share
Loss per common share
Basic and diluted**	$(0.52)	$(1.65)	$(0.04)	$(1.06)

Weighted average number of common shares outstanding:
Basic and diluted**	2,449,564	1,802,582	2,659,629	1,805,289

**Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(f).

See notes to unaudited condensed consolidated financial statements.

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,275)	$(2,987)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	163	713
Amortization of operating lease right-of-use assets	35	22
Share-based compensation expenses	346	1,642
Gain on disposal of subsidiaries	-	(23)
Impairment on long-term investments	-	2
Loss on disposal of fixed assets	-	3
Provision for allowances for credit losses	686	765
Deferred Taxes	-	(4)
Other non-operating (income)/losses	(144)	(233)
Changes in operating assets and liabilities
Accounts receivable	207	(1,433)
Prepayment and deposit to suppliers	(551)	(18)
Other current assets	5	-
Accounts payable	112	296
Advance from customers	74	(89)
Accrued payroll and other accruals	(403)	(246)
Other current liabilities	(4)	383
Taxes payable	21	3
Operating lease liabilities	(33)	(24)
Deferred tax liabilities	(20)	-
Net cash used in operating activities	(781)	(1,228)

Cash flows from investing activities
Purchases of vehicles, office equipment and leasehold improvement	(65)	(3)
Purchase of intellectual property	(600)	-
Investment and advance to ownership investee entities	-	(2)
Net proceeds from disposal of long-term investments	-	147
Cash acquired during the period	-	9
Cash deconsolidated during the period	-	(6)
Deposit for other investing contracts	-	(401)
Short-term loans to unrelated parties	-	-
Repayment of short-term loans and interest income from unrelated parties	1,121	901
Net cash provided by investing activities	456	645

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Advance from investors	1,278	806
Capital contribution from noncontrolling interest	-	70
Net cash provided by financing activities	1,278	876

Effect of exchange rate fluctuation on cash and cash equivalents	(4)	(13

Net increase in cash and cash equivalents	949	306

Cash and cash equivalents at beginning of the period	812	817
Cash and cash equivalents at end of the period	$1,761	$1,123

Supplemental disclosure of cash flow information

Private placement completed during the period	$1,075	$-
Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2025	2,301,205	$2	$63,102	$2,598	$(63,451)	$1,407	$60	$3,718
Issuance of common stock for private placement	358,424	1	1,074	-	-	-	-	1,075
Net loss for the period	-	-	-	-	(1,168)	-	1	(1,167)
Foreign currency translation adjustment	-	-	-	-	-	(53)	-	(53)
Balance, June 30, 2025 (unaudited)	2,659,629	$3	$64,176	$2,598	$(64,619)	$1,354	$61	$3,573
Net loss for the period	-	-	-	-	(108)	-	-	(108)
Foreign currency translation adjustment	-	-	-	-	-	(57)	1	(56)
Balance, September 30, 2025 (unaudited)	2,659,629	$3	$64,176	$2,598	$(64,727)	$1,297	$62	$3,409

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2024

(In thousands, except for number of shares)

	Common stock*		Additional paid-in capital*	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2024	1,926,205	$2	$62,072	$2,598	$(59,690)	$1,272	$-	$6,254
Noncontrolling interests in an acquired VIE	-	-	-	-	-	-	5	5
Capital contribution from noncontrolling interests	-	-	-	-	-	-	70	70
Net loss for the period	-	-	-	-	(1,066)	-	(16)	(1,082)
Foreign currency translation adjustment	-	-	-	-	-	46	-	46
Balance, June 30, 2024 (unaudited)	1,926,205	$2	$62,072	$2,598	$(60,756)	$1,318	$59	$5,293
Share-based compensation in exchange for services from employees, directors and consultants	375,000	-	1,030	-	-	-	-	1,030
Disposal of noncontrolling interests in VIEs	-	-	-	-	-	-	(5)	(5)
Net loss for the period	-	-	-	-	(1,914)	-	9	(1,905)
Foreign currency translation adjustment	-	-	-	-	-	(124)	-	(124)
Balance, September 30, 2024 (unaudited)	2,301,205	$2	$63,102	$2,598	$(62,670)	$1,194	$63	$4,289

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3	$24
Accounts receivable, net	-	34
Prepayment and deposit to suppliers	1,072	1,189
Other current assets, net	1	2
Total current assets	1,076	1,249

Property and equipment, net	69	85
Total Assets	$1,145	$1,334

Liabilities
Current liabilities:
Accounts payable	$95	$93
Advance from customers	457	489
Accrued payroll and other accruals	20	14
Taxes payable	2,550	2,521
Other current liabilities	586	546
Total current liabilities	3,708	3,663

Total Liabilities	$3,708	$3,663

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$49	$9,740	$-	$539
Cost of revenues	(40)	(9,674)	(1)	(543)
Total operating expenses	(64)	(1,204)	13	(92)
Net profit/(loss	(54)	(1,167)	17	(100)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Liquidity and Capital Resources

The Company incurred operating losses and may continue to incur operating losses, and as a result, to generate negative cash flows as the Company implements its future business plan. For the nine months ended September 30, 2025, the Company incurred a loss from operations of US$1.41 million and a net operating cash outflow of US$0.78 million. As of September 30, 2025, the Company had cash and cash equivalents of US$1.76 million and working capital of US$2.45 million, compared with approximately US$0.81 million and US$3.33 million as of December 31, 2024, respectively.

The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management, and negotiate with major suppliers for more favorable payment terms, all of which will help to substantially increase the cashflows from operations. In addition, as we wind down our search engine marketing distribution service in the PRC, we are seeing an improvement in our gross margins as well as significantly reduced operating expenses that will improve our cash flow and liquidity in the next 12 months. Also, in order to further develop our core business, i.e., our Internet advertising and related marketing service business, broaden and diversify the online marketing channels for customers, reinforce our industry competitive advantage, we are actively seeking to acquire businesses and build teams with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost efficient content creation. On March 7, 2025, ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of ZW Data Action Technologies Inc. acquired the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company (the "Rahula") that Vickie Chan, an individual (the “Seller”) owned, pursuant to that certain Share Sale and Purchase Agreement, dated March 3, 2025, entered into by and between the Purchaser and the Seller for a total consideration of US$0.6 million. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies.

In addition, for the next 12 months from the date hereof, we anticipate to generate additional cash inflows and/or improve our liquidity through the following: (1) our short-term working capital loans provided to unrelated parties will mature within the next 12 months that we anticipate collecting these loan principals and the related interest income within the next 12 months; (2) if at any time we anticipate insufficiency of our working capital, we can apply for revolving credit facility from commercial banks in the PRC to supplement our short-term liquidity deficit. We have not experienced any difficulties in obtaining such credit facility before, and this could result in fixed obligations and incremental cost of interest; (3) equity financing; (4) we plan to reduce our operating costs through optimizing the personnel structure among different offices and reduce our office leasing spaces, if needed. This may incur incremental costs related to employee layoff compensation and contract termination penalty.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited condensed consolidated interim financial information as of September 30, 2025 and for the nine and three months ended September 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, previously filed with the SEC (the “2024 Form 10-K”) on April 15, 2025.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2025, its condensed consolidated results of operations for the nine and three months ended September 30, 2025 and 2024, and its condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in Reminbi, the legal currency of mainland China (“RMB”) into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2025	December 31, 2024

Balance sheet items, except for equity accounts	7.1055	7.1884

	Nine Months Ended September 30,
	2025	2024

Items in the statements of operations and comprehensive loss	7.1642	7.1092

	Three Months Ended September 30,
	2025	2024

Items in the statements of operations and comprehensive loss	7.1292	7.1169

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the nine and three months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	4,817	3,987	5,145	4,657
Provision for/(reverse of) credit loss during the period	306	800	(3)	106
Written off during the period	-	-	-	-
Exchange translation adjustments	52	52	33	76
Balance as of end of the period	5,175	4,839	5,175	4,839

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,513	1,559	1,890	1,512
Provision for/(reverse of) credit loss during the period	380	(35)	3	12
Written off during the period	-	-	-	-
Exchange translation adjustments	-	-	-	-
Balance as of end of the period	1,893	1,524	1,893	1,524

f)	Reverse stock split

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

g)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	50	12,440	1	3,239
--Internet advertising and related marketing service	3,073	-	1,634	-
Blockchain-based SaaS services	615	750	-	-
IP Services	179		82
Total revenues	$3,917	$13,190	$1,717	$3,239

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	229	12,440	83	3,239
Revenue recognized at a point in time	3,688	750	1,634	-
Total revenues	$3,917	$13,190	$1,717	$3,239

Contract balances

The table below summarized the movement of the Company’s contract liabilities for the nine months ended September 30, 2025:

Contract liabilities
US$(’000)

Balance as of January 1, 2025	489
Exchange translation adjustment	6
Revenue recognized from beginning contract liability balances	(38)
Advances received from customers related to unsatisfied performance obligations	142
Balance as of September 30, 2025(Unaudited)	599

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers were insignificant for the nine and three months ended September 30, 2025 and 2024.

For the nine and three months ended September 30, 2025 and 2024, there were no revenue recognized from performance obligations that were satisfied in prior periods.

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

As of September 30, 2025, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$0.06 million and US$0.05 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Three months ending December 31, 2025	13
Year ending December 31, -2026	50
Total undiscounted lease payments	63
Less: imputed interest	(2)
Total operating lease liabilities as of September 30, 2025	61

Including:
Operating lease liabilities	48
Operating lease liabilities-Non current	13
61

Operating lease expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	37	22	12	-
Short-term operating lease contracts	4	34	2	4
Total	$41	$56	$14	$4

Supplemental information related to operating leases:

	Nine Months Ended September 30,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	36	25
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	87	-
Weighted-average remaining lease term (years)	1.25	-
Weighted-average discount rate	6%	-

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Accounts receivable, net

	September 30, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	6,277	6,431
Allowance for credit loss	(5,175)	(4,817)
Accounts receivable, net	1,102	1,614

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the nine and three months ended September 30, 2025, the Company provided approximately US$0.31 million and reversed US$0.003 million credit losses for its accounts receivable, respectively. For the nine and three months ended September 30, 2024, the Company provided approximately US$0.80 million and US$0.11 million credit losses for its accounts receivable, respectively.

6.	Prepayments and deposit to suppliers

	September 30, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	530	612
Prepayments to advertising resources providers	3,756	2,996
Deposits for investing activities	-	152
Other deposits and prepayments	441	748
	4,727	4,508

7.	Other current assets

	September 30, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	2,653	3,606
Short-term loans interest receivables	115	138
Staff advances for business operations	3	8
Total other current assets	2,771	3,752
Allowance for credit loss	(1,893)	(1,513
Other current assets, net	878	2,239

As of September 30, 2025, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

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

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the nine and three months ended September 30, 2025, the Company provided US$0.38 million and provided US$0.003 million credit losses on short-term loans provided to unrelated parties, respectively.

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

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2025	397
Exchange translation adjustment	-
Cash investments during the year	-
Disposed during the year	-
Impairment losses provided during the year	-
Balance as of September 30, 2025 (Unaudited)	397

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2025, except for long-term investments which were fully impaired, the Company beneficially owned a 7.69%, 9.9% and 9.9% equity interest in each New Business Holdings Limited (“New Business”), Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”) and Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”), respectively.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

For the nine months ended September 30, 2024, the Company provided $0.002 million in impairment loss against its long-term investments.

9.	Property and equipment, net

	September 30, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	447	442
Office equipment	869	834
Electronic devices	569	562
Leasehold improvement	39	-
Property and equipment, cost	1,924	1,838
Less: accumulated depreciation	(1,774)	(1,722)
Property and equipment, net	150	116

Depreciation expenses for the nine months ended September 30, 2025 and 2024 were approximately US$0.03 million and US$0.08 million, respectively. Depreciation expenses for the three months ended September 30, 2025 and 2024 were approximately US$0.01 million and US$0.02 million, respectively.

10.	Intangible assets, net

	As of September 30, 2025 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,306	(906)	(400)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Rahula’s Intellectual Property	707	(131)	-	576
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	338	(113)	(225)	-
Other computer software	110	(110)	-	-
Total	$10,363	$(6,046)	$(3,741)	$576

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2024
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,291	(895)	(396)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	334	(111)	(223)	-
Other computer software	109	(109)	-	-
Total	$9,636	$(5,901)	$(3,735)	$-

Amortization expenses for the nine months ended September 30, 2025 and 2024 were approximately US$0.13 million and US$0.63 million, respectively. Amortization expenses for the three months ended September 30, 2025 and 2024 were approximately US$0.06 million and US$0.21 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 2.44 years as of September 30, 2025, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.06 million for the year ending December 31, 2025, approximately US$0.24 million for the year ending December 31, 2026, approximately US$0.24 million for the year ending December 31, 2027 and approximately US$0.05 million for the year ending December 31, 2028.

11.	Accrued payroll and other accruals

	September 30, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	48	71
Accrued operating expenses	107	486
	155	557

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Taxation

As of September 30, 2025 and December 31, 2024, taxes payable consists of:

	September 30, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,262	1,247
Enterprise income tax payable	1,946	1,905
Total taxes payable	3,208	3,152

For the nine and three months ended September 30, 2025 and 2024, the Company’s income tax benefit/(expenses) consisted of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	-
Deferred	(1)	4	(1)	-
Income tax benefit/(expenses)	(1)	4	(1)	-

The Company’s deferred tax assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	11,227	11,035
Operating lease cost	-	-
Impairment on long-term investments	104	104
Impairment on intangible assets	570	570
Bad debts provision	1,557	1,427
Valuation allowance	(13,458)	(13,136)
Deferred tax assets, net	-	-

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$34.8 million and US$34.18 million as of September 30, 2025 and December 31, 2024, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$11.04 million and US$10.87 million as of September 30, 2025 and December 31, 2024, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded approximately US$13.46 million and US$13.14 million valuation allowance as of September 30, 2025 and December 31, 2024, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the nine and three months ended September 30, 2025, the Company recorded approximately US$0.27 million and US$0.03 million deferred tax valuation allowance, respectively. For the nine and three months ended September 30, 2024, the Company recorded approximately US$0.72 million and US$0.42 million deferred tax valuation allowance, respectively.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of September 30, 2025 and December 31, 2024, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.16 million and US$13.23 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.04 million and US$0.07 million for the nine months ended September 30, 2025 and 2024, respectively. The total amounts for such employee benefits were approximately US$0.01 million and US$0.02 million for the three months ended September 30, 2025 and 2024, respectively.

16.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of September 30, 2025, 90% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 10% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the nine and three months ended September 30, 2025 and 2024, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G

Nine Months Ended September 30, 2025
Revenues, customer concentration risk	25%	16%	30%	23%	-	-	-

Three Months Ended September 30, 2025
Revenues, customer concentration risk	-	-	42%	54%	-	-	-

Nine Months Ended September 30, 2024
Revenues, customer concentration risk	-	-	-	*	*	*	-

Three Months Ended September 30, 2024
Revenues, customer concentration risk	-	-	-	28%	27%	28%	-

As of September 30, 2025
Accounts receivable, customer concentration risk	-	-	-	84%	-	-	16%

As of December 31, 2024
Accounts receivable, customer concentration risk	-	-	-	-	-	42%	56%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the nine and three months ended September 30, 2025 and 2024, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D	Supplier E	Supplier F

Nine Months Ended September 30, 2025
Cost of revenues, supplier concentration risk	49%	16%	31%	-	-	*

Three Months Ended September 30, 2025
Cost of revenues, supplier concentration risk	54%	-	42%	-	-	-

Nine Months Ended September 30, 2024
Cost of revenues, supplier concentration risk	19%	-	-	34%	12%	11%

Three Months Ended September 30, 2024
Cost of revenues, supplier concentration risk	76%	-	-	*	*	*

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

Nine Months Ended September 30, 2025 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	3,123	179	615	-	-	3,917
Cost of revenues	2,921	131	560	-	-	3,612
Total operating expenses	269	-	-	1,450	-	1,719
Depreciation and amortization expense included in cost of revenues and total operating expenses	16	131	-	16	-	163
Operating income/(loss)	(67)	48	55	(1,450)	-	(1,414)

Expenditure for long-term assets	-	600	-	65	-	665

Net income/(loss)	(70)	48	55	(1,308)	-	(1,275)

Total assets-September 30, 2025	7,857	576	55	34,210	(33,048)	9,650
Total assets-December 31, 2024	7,627	-	-	34,405	(32,346)	9,686

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2025 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	1,635	82	-	-	-	1,717
Cost of revenues	1,559	60	-	-	-	1,619
Total operating expenses	(34)	-	-	285	-	251
Depreciation and amortization expense included in cost of revenues and total operating expenses	4	60	-	8	-	72
Operating income/(loss)	109	22	(1)	(283)	-	(153)

Net income/(loss)	110	22	(1)	(239)	-	(108)

Nine Months Ended September 30, 2024 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate (1)	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	12,440	-	750	-	-	13,190
Cost of revenues	12,104	-	631	-	-	12,735
Total operating expenses	926	-	-	2,744	-	3,670
Depreciation and amortization expense included in cost of revenues and total operating expenses	23	-	631	59	-	713
Operating income/(loss)	(591)	-	119	(2,743)	-	(3,215)

Impairment on long-term investments	-	-	-	(2)	-	(2)
Gain on disposal of subsidiaries	22	-	-	1	-	23

Net income/(loss)	(587)	-	119	(2,519)	-	(2,987)

Total assets-September 30, 2024	8,331	-	210	34,359	(31,893)	11,007
Total assets-December 31, 2023	7,966	-	841	35,011	(32,585)	11,233

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2024 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate (1)	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	3,239	-	-	-	-	3,239
Cost of revenues	2,973	-	211	-	-	3,184
Total operating expenses	43	-	-	2,004	-	2,047
Depreciation and amortization expense included in cost of revenues and total operating expenses	7	-	211	19	-	237
Operating income/(loss)	222	-	(211)	(2,003)	-	(1,992)

Gain on disposal of subsidiaries	22	-	-	1	-	23

Net income/(loss)	241	-	(211)	(1,935)	-	(1,905)

(1)

Since our Ecommerce O2O Ad and marketing services segment has been dormant and historical amounts were immaterial, the operations of this segment have been combined with the corporate segment for financial reporting purposes. Accordingly, the segment information for the nine and three months ended September 30, 2024, has been reclassified to conform to the presentation for the nine and three months ended September 30, 2025.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,275)	$(2,987)	$(108)	$(1,905)
Net (income)/loss attributable to noncontrolling interests from continued operations	(1)	7	-	(9)
Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(1,276)	$(2,980)	$(108)	$(1,914)

Weighted average number of common shares outstanding -Basic and diluted	2,449,564	1,802,582	2,659,629	1,805,289

Loss per share-Basic and diluted	$(0.52)	$(1.65)	$(0.04)	$(1.06)

20.	Share-based compensation expenses

In August 2024, the Company granted and issued approximately 0.18 million fully-vested and non-forfeitable shares of the Company restricted common stock to business and financial consultants in exchange for their service for a 12-month period until August 2025. The Company valued these shares at the closing bid price of the Company’s common stock on the grant date of these shares and recorded the related total cost of approximately US$0.35 million as a prepayment upon the grant and issuance of these shares. Total compensation expenses amortized was approximately US$0.35 million and US$0.06 million for the nine and three months ended September 30, 2025.

The table below summarized share-based compensation expenses recorded for the nine and three months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing expenses	-	-	-	-
General and administrative expenses	346	1,642	59	1,642
Research and development expenses	-	-	-	-
Total	346	1,642	59	1,642

21.	Subsequent events

On October 28, 2025, CNET Technology Limited (“CNET Technology”), a wholly-owned subsidiary of ZW Data Action Technologies Inc. (the “Company”) incorporated in the British Virgin Islands, entered into a purchase agreement with Fun Star Group INC., a British Virgin Islands company (“Fun Star”) and Modest Attack Limited, a British Virgin Islands company (“Modest”), pursuant to which Fun Star will sell its 9.9% equity interests in Modest (the “Equity Interests”) to CNET Technology. In consideration for the Equity Interests, CNET Technology shall pay Fun Star $625,000 in cash and cause the Company to issue 150,000 shares of common stock of the Company, having a total value of $375,000 and valued at $2.50 per share, to Fun Star. The closing of the acquisition is subject to customary terms and conditions as set forth in the Acquisition Agreement. As of the date of this quarterly report, the closing of the acquisition has not taken place.

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC, is engaged in providing Internet advertising, precision marketing, influencer marketing services as well as the related data and technical services to small and medium enterprises (SMEs). The Company also develops blockchain enabled web/mobile applications and provides software solutions, i.e., Software-as-a-Service (“SaaS”) services for clients and engages in IP licensing services.

Through our operating subsidiaries, we primarily operate an integrated marketing and digital solutions platform for brand partners across multiple channels. We leverage our omni-channel advertising capabilities, precision marketing tools, and data-driven management systems to help clients enhance brand awareness, optimize customer acquisition, and maximize marketing effectiveness. We provide a comprehensive suite of services, including content-driven and influencer-based digital marketing, brand-focused social media campaigns, online advertising placement, and value-added data analytics and technical services. Beginning in early 2022, we introduced our SaaS services to customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc.

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

A.         RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	3,917	13,190	1,717	3,239
Cost of revenues	3,612	12,735	1,619	3,184
Gross profit	305	455	98	55

Operating expenses
Sales and marketing expenses	-	208	-	75
General and administrative expenses	1,719	3,462	251	1,972
Total operating expenses	1,719	3,670	251	2,047

Loss from operations	(1,414)	(3,215)	(153)	(1,992)

Other income/(expenses)
Interest income	144	233	45	66
Other expenses, net	(4)	(30)	1	(2)
Impairment of long-term investments	-	(2)	-	-
Gain on disposal of subsidiaries	-	23	-	23
Total other income	140	224	46	87

Loss before income tax benefit/(expense)	(1,274)	(2,991)	(107)	(1,905)
Income tax benefit/(expense)	(1)	4	(1)	-
Net loss	(1,275)	(2,987)	$(108)	$(1,905)
Net loss attributable to noncontrolling interests	(1)	7	-	(9)
Net loss attributable to ZW Data Action Technologies Inc.	$(1,276)	$(2,980)	$(108)	$(1,914)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Nine Months Ended September 30,
	2025		2024
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related marketing service	$3,073	78.4%	$2,700	20.5%
-Distribution of the right to use search engine marketing service	50	1.3%	9,740	73.8%
Internet advertising and related services	3,123	79.7%	12,440	94.3%
IP Services	179	4.6%	-	-
Blockchain-based SaaS services	615	15.7%	750	5.7%
Total	$3,917	100%	$13,190	100%

	Three Months Ended September 30,
	2025		2024
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related data service	$1,634	95.2%	$2,700	83.4%
-Distribution of the right to use search engine marketing service	1	0.06%	539	16.6%
Internet advertising and related services	1,635	95.2%	3,239	100%
IP Services	82	4.8%	-	-
Blockchain-based SaaS services	-	-	-	-
Total	$1,717	100%	$3,239	100%

Total Revenues: Our total revenues decreased to US$3.92 million and US$1.72 million for the nine and three months ended September 30, 2025, respectively, from US$13.19 million and US$3.24 million for the same periods last year, respectively, which was primarily due to winding down of our main stream business segment - distribution of the right to use search engine marketing services.

●

Internet advertising revenues for both the nine and three months ended September 30, 2025 was approximately US$3.07 million and US$1.63 million respectively, compared with US$2.7 million and US$2.7 million for the nine and three months ended September 30, 2024, respectively. The increase primarily resulted from the Company’s shift in focus towards higher-margin business segments, including influencer marketing, marketing and branding strategy services, creative development, digital advertising management services and other related digital marketing services for Hong Kong and overseas clients.

●

Revenue generated from distribution of the right to use search engine marketing service for the nine and three months ended September 30, 2025 was approximately US$0.05 million and US$0.001 million, respectively, compared with approximately US9.74 million and US$0.54 million for the nine and three months ended September 30, 2024, respectively. The decrease was mainly due to winding down of our distribution of the right to use search engine marketing service in the PRC, after experiencing low to negative margins in this business segment over the past several years.

●

Revenue generated from IP licensing services for the nine and three months ended September 30, 2025 was approximately US$0.18 million and US$0.08 million, respectively, compared with nil for the same periods last year. The increase primarily resulted from the licensing of intellectual property acquired from Rahula.

●

For the nine and three months ended September 30, 2025, we generated approximately US$0.62 million and nil in revenue from our blockchain-based SaaS services, respectively, compared with approximately US$0.75 million and nil for the nine and three months ended September 30, 2024, respectively.

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

	Nine Months Ended September 30,
	2025			2024
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related marketing service	$3,073	$2,881	6.2%	$2,700	$2,430	10%
-Distribution of the right to use search engine marketing service	50	40	20%	9,740	9,674	0.7%
Internet advertising and related services	3,123	2,921	6.5%	12,440	12,104	2.7%
IP Services	179	131	26.8%	-	-	-
Blockchain-based SaaS services	615	560	8.9%	750	631	15.9%
Total	$3,917	$3,612	7.8%	$13,190	$12,735	3.5%

	Three Months Ended September 30,
	2025			2024
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related marketing service	$1,634	$1,558	4.6%	$2,700	$2,430	10%
-Distribution of the right to use search engine marketing service	1	1	-	539	544	-0.9%
Internet advertising and related services	1,635	1,559	4.6%	3,239	2,974	8.2%
IP Services	82	60	26.8%	-	-	-
Blockchain-based SaaS services	-	-	-	-	210	-
Total	$1,717	$1,619	5.7%	$3,239	$3,184	1.7%

Cost of revenues: Our total cost of revenues decreased to US$3.61 million and US$1.62 million for the nine and three months ended September 30, 2025, respectively, from US$12.74 million and US$3.18 million for the nine and three months ended September 30, 2024, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, influencer agency costs, cost of marketing services, amortization of intellectual property cost, software platform amortization cost related to our blockchain-based SaaS service, costs relating to enhancing our blockchain-based SaaS services and other direct costs associated with providing our services. The decrease in our total cost of revenues for the nine and three months ended September 30, 2025 was primarily due to the reduced costs associated with distribution of the right to use search engine marketing service purchased from key search engines during the periods. This decrease was in line with the decrease in the related revenues as discussed above.

●

Costs for internet advertising and marketing service primarily consist of fees paid to service providers who support delivering media planning, creative development, and digital ad management services to our Hong Kong and overseas clients. Our costs also include the cost of operating our influencer marketing services which includes the fees for collaborating with various influencer agencies. For the nine and three months ended September 30, 2025, our total cost of revenues for Internet advertising and marketing service was approximately US$2.88 million and US$1.56 million, respectively, compared with approximately US$2.43 million for the nine and three months ended September 30, 2024. The gross margin rate of our Internet advertising and data service was 6.2% and 4.6% for the nine and three months ended September 30, 2025, respectively, compared with 10% for the nine and three months ended September 30, 2024.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resources consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines and/or their delegated agencies in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resources in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the nine and three months ended September 30, 2024, our total cost of revenues for distribution of the right to use search engine marketing service was US$0.04 million and US$0.001 million, respectively, compared with US$9.67 million and US$0.54 million for the same periods last year, respectively. The decrease in cost of revenues for the nine and three months ended September 30, 2025 was in line with the decrease in revenues from this business category. Gross margin rate of this business category was 20% and nil for the nine and three months ended September 30, 2025, respectively, compared with 0.7% and -0.9% gross margin rate incurred for the same periods last year, respectively.

●

Costs for our IP licensing services primarily consist of the amortized cost of the intellectual properties we acquired from Rahula. For the nine and three months ended September 30, 2025, cost for our IP licensing services was approximately US$0.13 million and 0.06 million compared to nil in the same period last year. Gross margin rate of this business category was 26.8% for both nine and three months ended September 30, 2025.

●

For the nine and three months ended September 30, 2025, cost for our blockchain-based SaaS services was approximately US$0.56 million and nil, respectively, compared with approximately US$0.63 million and US$0.21 million for the nine and three months ended September 30, 2024, respectively. Costs for our blockchain-based SaaS services consist of the amortized cost of our self-developed BIF platform and costs relating to enhancing our blockchain-based SaaS services. Gross margin rate of this business category was 8.9% and nil for the nine and three months ended September 30, 2025, respectively, compared with 15.9% and nil for the same periods last year.

Gross profit

As a result of the foregoing, for the nine and three months ended September 30, 2025, we incurred a gross profit of approximately US$0.31 million and US$0.1 million, respectively, compared to approximately US$0.46 million and US$0.06 million for the nine and three months ended September 30, 2024. Our overall gross margin was 7.8% and 5.7% for the nine and three months ended September 30, 2025, respectively, compared with 3.5% and 1.7% for the same periods last year, respectively. The increase in overall gross margin was primarily due to the increase in revenue of our higher-margin internet advertising and related marketing service business.

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Nine Months Ended September 30,
	2025		2024
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$3,917	100%	$13,190	100%
Gross profit/(loss)	305	7.8%	455	3.5%

Sales and marketing expenses	-	-	208	1.6%
General and administrative expenses	1,719	43.9%	3,462	26.2%
Total operating expenses	$1,719	43.9%	$3,670	27.8%

	Three Months Ended September 30,
	2025		2024
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$1,717	100%	$3,239	100
Gross profit/(loss)	98	5.7%	55	1.7

Sales and marketing expenses	-	-	75	2.3
General and administrative expenses	251	14.6%	1,972	60.9
Total operating expenses	$251	14.6%	$2,047	63.2

Operating Expenses: Our total operating expenses was approximately US$1.72 million and US$0.25 million for the nine and three months ended September 30, 2025, respectively, compared with approximately US$3.67 million and US$2.05 million for the nine and three months ended September 30, 2024, respectively.

●

Sales and marketing expenses: Sales and marketing expenses was nil for the nine and three months ended September 30, 2025, respectively, compared with approximately US$0.21 million and US$0.08 million for the nine and three months ended September 30, 2024, respectively. Our sales and marketing expenses primarily consist of staff salaries and benefits, performance bonuses, travel expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues.

●

General and administrative expenses: General and administrative expenses was US$1.72 million and US$0.25 million for the nine and three months ended September 30, 2025, respectively, compared with US$3.46 million and US$1.97 million for the nine and three months ended September 30, 2024, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the nine months ended September 30, 2025, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$1.30 million; (2) the decrease in allowance for expected credit losses of approximately US$0.09 million; and (3) the decrease in other general administrative expenses of approximately US$0.45 million, as a result of the cost reduction plan executed by the management. For the three months ended September 30, 2025, the changes in our general and administrative expenses was primarily attributable to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$1.58 million; (2) the decrease in other general administrative expenses of approximately US$0.05 million, as a result of the cost reduction plan executed by management; and (3) the decrease in allowance for expected credit losses of approximately US$0.12 million, respectively.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$1.41 million and US$3.22 million for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, we incurred a loss from operations of approximately US$0.15 million and US$1.99 million, respectively.

Interest Income: For the nine and three months ended September 30, 2025, interest income recognized were primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Impairment on long-term investments: For the nine months ended September 30, 2025, we recognized nil in impairment loss on long-term investments. For the nine months ended September 30, 2024, we recognized approximately US$0.002 million in impairment loss on long-term investments, which was related to our cash investments in one of our unconsolidated investee entities whose business activities had become dormant.

Loss before income tax benefit/(expense): As a result of the foregoing, our loss before income tax benefit was approximately US$1.27 million and US$2.99 million for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, we incurred an approximately US$0.11 million loss before income tax expense, compared with an approximately US$1.91 million loss before income tax expense for the three months ended September 30, 2024.

Income Tax benefit/(expense): For the nine months ended September 30, 2025 and 2024, we recognized approximately US$0.001 million in income tax expense and US$0.004 million in income tax benefits. For the three months ended September 30, 2025 and 2024, we recognized approximately US$0.001 million and nil, respectively, in income tax expenses. These benefits were related to the net operating loss incurred by one of our operating VIEs for each respective period. We anticipate these losses will likely be utilized against future earnings of this entity.

Net loss: As a result of the foregoing, for the nine months ended September 30, 2025 and 2024, we incurred a total net loss of approximately US$1.28 million and US$2.99 million, respectively. For the three months ended September 30, 2025, we recognized a net loss of approximately US$0.11 million, compared with a net loss of approximately US$1.91 million for the three months ended September 30, 2024.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of September 30, 2025 and December 31, 2024, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$13.16 million and US$13.31 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Nine Months Ended September 30, 2025 and 2024

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2025, we had cash and cash equivalents of approximately US$1.76 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the initial build-out, continued expansion of our network and new services and (b) our working capital needs, which include deposits and advance payments to advertising resources providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the investment to expand technologies related to our existing and future business activities, investment to enhance the functionality of our current advertising portals for providing advertising, marketing and data services and to secure the safety of our general network, and investment to establish joint ventures with strategic partners for the development of new technologies and services. To date, we have financed our liquidity needs primarily through proceeds we generated from financing activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	Amounts in thousands of US dollars

Net cash used in operating activities	$(781)	$(1,228)
Net cash provided by investing activities	456	645
Net cash provided by financing activities	1,278	876
Effect of foreign currency exchange rate changes	(4)	13
Net increase in cash and cash equivalents	$949	$306

Net cash used in operating activities

For the nine months ended September 30, 2025, our net cash used in operating activities of approximately US$0.78 million were primarily attributable to:

(1)

net loss excluding approximately US$0.16 million of non-cash expenses of depreciation and amortizations, approximately US$0.04 million amortization of operating lease right-of-use assets, approximately US$0.35 million of share-based compensation expenses, approximately US$0.69 million allowance for credit losses and approximately US$0.14 million non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$0.19 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$0.11 million;

-	accounts receivable decreased by approximately US$0.21 million;

-	other current assets decreased by approximately US$0.005 million;

-	advances from customers increased by US$0.07 million; and

-	taxes payable increased by approximately US$0.02 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers increased by approximately US$0.55 million;

-	deferred tax liabilities decreased by approximately US$0.02 million; and

-	Accruals, other current liabilities and operating lease liabilities decreased by approximately US$0.44 million in the aggregate, due to settlement of these operating liabilities during the period.

For the nine months ended September 30, 2024, our net cash used in operating activities of approximately US$1.23 million were primarily attributable to:

(4)

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

Net cash used in investing activities

For the nine months ended September 30, 2025, (1) we purchased office equipment and leasehold improvements of approximately US$0.07 million; (2) we received repayment of short-term loans and interest income of approximately US$1.12 million; and (3) we purchased intellectual property of approximately US$0.60 million through the acquisition of Rahula. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$0.46 million for the nine months ended September 30, 2025.

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

Net cash provided by financing activities

For the nine months ended September 30, 2025, we received an advance from investors of approximately US$1.28 million.

For the nine months ended September 30, 2024, capital contribution from noncontrolling interests was approximately US$0.07 million and we received advances from investors of approximately US$0.81 million.

Future Liquidity, Material Cash Requirements and Capital Resources

Our future short-term liquidity needs within 12 months from the date hereof primarily include working capital for influencer marketing and digital marketing services and payments for our operating expenses, which mainly consist of office rentals and employee salary and benefit.

The Company plans to optimize its internet resources cost investment strategy to improve the gross profit margin of its core business and to further strengthen the accounts receivables collection management, and negotiate with major suppliers for more favorable payment terms, all of which will help to substantially increase the cashflows from operations. In addition, as we wind down our search engine marketing distribution service in the PRC, we are seeing an improvement in our gross margins as well as significantly reduced operating expenses that will improve our cash flow and liquidity in the next 12 months. Also, in order to further develop our core business, i.e., our Internet advertising and related marketing service business, broaden and diversify the online marketing channels for customers, reinforce our industry competitive advantage, we are actively seeking to acquire businesses and build teams with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost efficient content creation. On March 7, 2025, ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of ZW Data Action Technologies Inc. acquired the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company (the "Rahula") that Vickie Chan, an individual (the “Seller”) owned, pursuant to that certain Share Sale and Purchase Agreement, dated March 3, 2025, entered into by and between the Purchaser and the Seller for a total consideration of US$0.6 million. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies.

In addition, for the next 12 months from the date hereof, we anticipate to generate additional cash inflows and/or improve our liquidity through the following: (1) our short-term working capital loans provided to unrelated parties will mature within the next 12 months that we anticipate collecting these loan principals and the related interest income within the next 12 months; (2) if at any time we anticipate insufficiency of our working capital, we can apply for revolving credit facility from commercial banks in the PRC to supplement our short-term liquidity deficit. We have not experienced any difficulties in obtaining such credit facility before, and this could result in fixed obligations and incremental cost of interest; (3) equity financing; (4) we plan to reduce our operating costs through optimizing the personnel structure among different offices and reduce our office leasing spaces, if needed. This may incur incremental costs related to employee layoff compensation and contract termination penalty.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During our fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: November 14, 2025	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)