Form 10-K
period 2025-12-31
ZW Data Action Technologies Inc.
filed 2026-03-31
CIK 1376321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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
Yes ☐   No ☒

The aggregate market value of 2,257,357 shares of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3,408,609 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.51 per share, as reported on the Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of March 31, 2026 was 3,268,429.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at investor.chinanet-online.com.

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

For the year ended December 31, 2025, we transferred approximately US$0.40 million in cash to our operating subsidiaries. In addition, our VIEs repaid our operating subsidiaries approximately US$0.09 million. For the year ended December 31, 2024, we transferred approximately US$0.48 million in cash to our operating subsidiaries.

Our VIEs may transfer cash to our wholly foreign-owned enterprises (“WFOEs”) by paying service fees according to the exclusive business cooperation agreements. For the years ended December 31, 2025 and 2024, our VIEs did not pay any service fees to our Rise King WFOE under the exclusive business cooperation agreements.

For the years ended December 31, 2025 and 2024, no dividends or distributions were made to ZW Data Action Technologies Inc. by our subsidiaries. Under PRC laws and regulations, our PRC subsidiaries and VIEs are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to us. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or the SAFE. The total restricted net assets of our PRC subsidiaries and VIEs were approximately US$13.11 million and US$13.2 3million as of December 31, 2025 and 2024, respectively. Furthermore, cash transfers from our PRC subsidiaries to entities outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiaries and VIEs to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. For risks relating to the fund flows of our operations in China, see “Item 1A. Risk Factors—Risks Associated With Doing Business in China—Any limitation on the ability of our PRC subsidiaries and VIEs to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to conduct our business or our financial condition.”

For the years ended December 31, 2025 and 2024, no assets other than cash were transferred through our organization.

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

●

Contractual arrangements we have entered into among the PRC Operating Entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Risks Associated With Doing Business In China

●	Our operations and assets in China are subject to significant political and economic uncertainties.

●	The PRC government’s significant oversight and discretion over our business operation could result in a material adverse change in our operations and the value of our listed securities.

●	Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.

●	PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

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

●	We may be adversely affected by the complexity, uncertainties and changes in PRC licensing and regulation of internet businesses.

●

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

We are a holding company that conducts our businesses through our subsidiaries outside of mainland China, PRC subsidiaries and operating entities (the “VIEs”). We primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing, influencer marketing and data analysis management system. We also develop blockchain enabled web/mobile applications and provide software solutions, i.e., Software-as-a-Service (“SaaS”) services for clients. In addition, we provide intellectual property licensing services.

We derive our revenue principally by:

●

distributing the right to use search engine marketing service we purchased from key search engines to increase the sales lead conversion rate for our clients’ business promotion on both mobile and computer searches;

●	providing internet advertising and related marketing services for our clients’ businesses;

●	providing intellectual property (“IP”) licensing services; and

●	providing Blockchain-based SaaS Services.

We generated total revenues of US$4.61 million for the year ended December 31, 2025, compared with US$15.44 million in 2024. Net loss attributable to our stockholders was US$1.77 million and US$3.76 million for the years ended December 31, 2025 and 2024, respectively.

During fiscal 2025, we have strategically repositioned our core business, i.e., our Internet advertising and related marketing service business to have a renewed focus on markets outside of mainland China; as such, the Company’s operations are now primarily conducted outside mainland China. We have shifted our client focus away from the distribution of search engine marketing services in the PRC towards higher margin digital advertising opportunities, including influencer marketing services and providing marketing services in markets outside mainland China. We are also seeking to acquire and build teams with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost-effective content creation so that we can better service our clients.  With over 17 years of experience serving China’s SME sector, the Company has developed deep operational insight into how businesses acquire customers, generate revenue, and scale across markets. Building on this foundation, the Company will expand its capabilities to include AI-enabled applications and deployment solutions, with a focus on enhancing existing service offerings. These initiatives include the development and integration of AI-assisted tools to support customer engagement, financial management, and operational workflows, as well as the incorporation of blockchain-based functionalities for data security, tokenization, and payment processing where applicable. Through these efforts, the Company aims to improve service efficiency and support revenue growth for our SME clients.

On March 7, 2025, ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of ZW Data Action Technologies Inc. acquired the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company ("Rahula") that Vickie Chan, an individual (the “Seller”) owned, pursuant to that certain Share Sale and Purchase Agreement, dated March 3, 2025, entered into by and between the Purchaser and the Seller for a total consideration of US$0.6 million. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies. For the year ended December 31, 2025, we licensed intellectual property acquired from Rahula to customers and generated approximately US$0.26 million in revenue from such IP licensing services. On November 24, 2025, we changed the corporate name of Rahula to Cnet Technology (HK) Limited.

In 2018, we expanded into blockchain-related technologies and developed blockchain-powered applications, including BO!News and OMG, designed to facilitate business networking, reward point management, and blockchain-based contracting features. In 2021, we further developed the Blockchain Integrated Framework (“BIF”) platform, a SaaS-based infrastructure that provides services such as NFT management, membership management, and blockchain-enabled data storage and analysis for SMEs. In addition, for the year ended December 31, 2025, we also engaged in the purchase and sale of mobile applications with blockchain functionalities. For the year ended December 31, 2025, we generated approximately US$0.62 million in revenue from our blockchain-based services.

Recent Developments

Investment in Titans

On September 17, 2025, CNET Technology Limited (“CNET Technology”), a wholly-owned subsidiary of ZW Data Action Technologies Inc. (the “Company”) in the British Virgin Islands, entered into a purchase agreement (the “Acquisition Agreement 1”) with B Ocean Capital Management Limited, a Cayman Islands company, and Oasis Management Consultant Limited, a Hong Kong company (collectively with B Ocean Capital Management Limited, the “Sellers”) and Titans Investment Asset Holdings Limited, a British Virgin Islands company (“Titans”), pursuant to which each Seller will sell its 9.80% equity interests in Titans (the “Titans Equity Interests”) to CNET Technology. In consideration for the Titans Equity Interests, CNET Technology shall pay to the Sellers totaling $300,000 in cash and cause the Company to issue 200,000 shares of common stock of the Company, having a total value of $420,000 and valued at $2.10 per share, to the Sellers. On October 21, 2025, CNET Technology obtained the Titans Equity Interests; however, as of the date of this report, the Company has not yet issued the 200,000 shares of common stock to the Sellers and the closing of the transaction has not yet taken place. As of the date of this report, the Company has not yet issued the 200,000 shares of common stock to the Sellers. Titans is principally engaged in providing digital marketing and advertising services.

Investment in Modest

On October 28, 2025, CNET Technology entered into a purchase agreement (the “Acquisition Agreement”) with Fun Star Group INC., a British Virgin Islands company (the “Seller”) and Modest Attack Limited, a British Virgin Islands company (“Modest”), pursuant to which the Seller will sell its 9.9% equity interests in Modest (the “ Modest Equity Interests”) to CNET Technology. In consideration for the Modest Equity Interests, CNET Technology shall pay to the Seller $625,000 in cash and cause the Company to issue 150,000 shares of common stock of the Company, having a total value of $375,000 and valued at $2.50 per share, to the Seller. The closing of the acquisition is subject to customary terms and conditions as set forth in the Acquisition Agreement. Modest is principally engaged in providing consulting and technology development services related to the tokenization of real-world assets, including token economics design, blockchain platform development, ecosystem infrastructure support, and digital asset monitoring and management. As of the date of this report, the closing of the transaction has not yet taken place.

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

On January 2, January 3, January 15, January 17, 2025, we entered into a securities purchase agreement with each of four investors, respectively, pursuant to which each purchaser agreed to purchase 119,100 shares of common stock of the Company for an aggregate purchase price of US$250,110, representing a purchase price of US$2.1 per share. Subsequently, the securities purchase agreements signed on January 15 and January 17, 2025 have been terminated.

On May 8, 2025, we entered into securities purchase agreements with two investors, pursuant to which each purchaser agreed to purchase 119,100 shares of common stock of the Company for an aggregate purchase price of US$250,110, representing a purchase price of US$2.1 per share. On May 13, 2025, we entered into a securities purchase agreement with an investor, pursuant to which the purchaser agreed to purchase 132,400 shares of common stock of the Company for an aggregate purchase price of US$278,040, representing a purchase price of US$2.1 per share.

The closing of each transaction shall take place on the date mutually agreed by the parties, subject to the closing conditions contained in each such agreement. On the date that the agreement was signed, each purchaser entered into a lock-up agreement with us, respectively, whereby the purchaser agreed not to transfer the shares until six-month anniversary of the date of each agreement.

As of the date of this annual report, the transactions contemplated by the securities purchase agreements as described above have all been completed.

Nasdaq Deficiency

On March 26, 2026, we received a notice (the “Notice”) from Nasdaq indicating that our Common Stock, failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) based upon the closing bid price of the Common Stock for the previous 30 consecutive business days. The Nasdaq rules provided us a compliance period of 180 calendar days from the Notice, or until September 22, 2026, to regain compliance with Rule 5550(a)(2). If at any time before September 22, 2026, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance.

In the event we do not regain compliance, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

If we do not regain compliance by September 22, 2026, Nasdaq will provide written notice to us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel.

Our Subsidiaries, Variable Interest Entities (VIEs) and Ownership Interest Investment Affiliates

As of December 31, 2025, our corporate structure is set forth below:

ZW Data Action Technologies Inc.
(Nevada)
100%
CNET Technology Limited
(BVI)
100%
Cnet SEA Limited
(Samoa)
100%
China Net Online Media Group Limited
(BVI)
19.6%
Titans Investment Asset Holdings Limited (BVI)
100%
Grandon Investments Limited
(BVI)
7.69%
New Business Holdings Limited
(BVI)
100%
CNET Media (HK) Limited
(Hong Kong)
100%
CNET Online Technology Co. Limited
(Hong Kong)
100%
ChinaNet Investment Holding Ltd.
(BVI)
100%
Cnet Technology (HK) Limited
(Hong Kong)
100%
Overseas
PRC
Rise King Century Technology Development (Beijing) Co., Ltd.
(PRC)
100%
Shenzhen Shangye Consulting Services Co., Ltd.
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
(PRC)*
* Previous known as Guangdong Yong Fu Xiang Health Management Co., Ltd.
Equity Interest
Contractual Arrangement with No Equity Ownership

We were incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, we consummated a share exchange transaction with China Net Online Media Group Limited (“China Net BVI”) (the “Share Exchange”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of ours and we are now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”), is primarily engaged in providing Internet advertising, precision marketing, blockchain-based SaaS services, influencer marketing, digital advertising and marketing and intellectual property licensing services to SMEs.

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

China has adopted a reformed system with respect to foreign investment administration, under which the Chinese government applies national treatment to foreign investors in terms of investment entry and the foreign investor needs to comply with the requirements as provided in The Special Administrative Measures for Foreign Investment (the “Negative List”). The Negative List will be issued by, amended or released upon approval by the State Council, from time to time. The Negative List will consist of a list of industries in which foreign investments are prohibited and a list of industries in which foreign investments are restricted. Foreign investors will be prohibited from making investments in prohibited industries, while foreign investments must satisfy certain conditions for investments in restricted industries, such as: there always a limitation on foreign investment and ownership. Foreign investments and domestic investments in industries outside the scope of the prohibited industries and restricted industries will be treated equally. The most recent version of the Negative List was promulgated jointly by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”) on September 6, 2024, which came into effective on  November 1, 2024 (the “2024 Negative List”).

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

As of December 31, 2025, besides China Net BVI, China Net HK and Rise King WFOE, as discussed above, we have five other indirectly wholly-owned subsidiaries, ChinaNet Investment Holding Ltd, a British Virgin Islands company (“ChinaNet Investment BVI”), Grandon Investments Limited, a British Virgin Islands company (“Grandon BVI”), Cnet Technology (HK) Limited (“Cnet Technology HK”), Shenzhen Shangye Consulting Services Co., Ltd. (“Shenzhen Shangye”), ChinaNet Online Holdings Co., Ltd., a PRC company (“ChinaNet Online Holdings”), ChinaNet Online (Guangdong) Holdings Co., Ltd., a PRC company (“ChinaNet Online Guangdong Holdings”), CNET Media (HK) Limited, a Hong Kong company (“CNET Media”), Cnet SEA Limited, a Samoa company (“Cnet SEA”) and CNET Technology Limited, a British Virgin Islands company (“CNET Technology”).

Grandon BVI beneficially owns a 7.69% equity interest in New Business Holdings Limited (“New Business BVI”). New Business BVI is primarily in the business of developing blockchain and e-sports platforms and operating IP data for e-sports and games with strategic partners. ChinaNet Online Guangdong Holdings beneficially owns a 9.09% equity interest in Shenzhen Global Best Products Import & Export Co., Ltd. (“Global Best Products”). Global Best Products is primarily operating an online marketplace for health products retailing. The Business activities of Global Best Products are currently dormant. CNET Technology beneficially owns 19.6% of Titans Investment Asset Holdings Limited, a British Virgin Islands Company (“Titans”). Titans is primarily in the business of providing digital marketing and advertising services.

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

As of December 31, 2025, Business Opportunity Online has the following directly or indirectly wholly-owned subsidiaries in the PRC: Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”), Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”), and ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong Technology”). As of December 31, 2025, ChinaNet Online Guangdong Technology has the following majority-owned subsidiary with 51% equity interest: Guangzhou Zhongtian Hexin Xibao Technology Co., Ltd. (“Zhongtian Hexin”). Except for ChinaNet Online Guangdong Technology, which entity is primarily focuses on developing and operating blockchain technology-based products and services, all other Business Opportunity Online’s wholly-owned subsidiaries are engaged in providing Internet advertising, precision marketing and related data service to the SMEs. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

As of December 31, 2025, through our operating VIEs, we also beneficially own a 9.9% equity interest in Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”) and a 9.9% equity interest in Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang"), respectively. Yong Fu Xiang is primarily engaged in providing health care consultancy and health management services, and Wuhan Ju Liang is primarily engaged in providing livestream operations services.

Industry and Market Overview

Overview of the Advertising Market

According to the “2025 Global Ad spend forecasts” published by Dentsu International, the global advertising spending is expected have grown by 5.5% in 2025. Looking forward in 2026, global advertising spend is forecasted to rise by approximately US$50 billion which represents a 5.1% year-over-year growth. The advertising market in 2025 is expected to retain a positive trajectory in all regions. Growth is driven by continual advertising innovation with algorithmically enabled ad spend estimated to reach 79% in 2027. Advertising spending in the Asia Pacific is expected to grow by 5.4% year-over-year to US$376.4 billion in 2026.

Overview of the Internet Advertising Industry

According to the “2025 Global Ad spend forecasts” published by Dentsu International, global ad-spending growth continues to be dominated by digital channels, which reached US$668.4 billion and achieved 67.6% of the total ad-spend in 2025, and is expected to further increase to 68.7% and 70% of the total ad-spending in 2026 and 2027, respectively. Algorithm driven advertising spend is forecasted to be 71.6% of total advertising spend by 2026. By 2028, algorithm driven advertising spend is projected to reach 76%, as artificial intelligence continues to impact the media and marketing ecosystem.

Our Principal Products and Services

Internet Advertising and Related Services

Founded in 2003 and 2011, respectively, 28.com and liansuo.com are two of the leading Internet portals for information relating to small business opportunities in China, and 28.com is one of the earliest entrants in this sector. In the past few years, we further developed and upgraded the system and tools of our advertising portals, including customer user interface, and integrated our mobile functions. Besides our advertising portals, we also have established solid partnership relations with key search engines in China which entitle us to the distribution of the right to use their search engine marketing service which allows our customers to invest in their online advertising and marketing campaign through multi-channel to maximize market exposure and effectiveness. Beginning in 2024 and continuing through the year ended December 31, 2025, the Company has wound down its operations related to the distribution of rights to use search engine marketing services. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

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

For distribution of the right to use the search engine marketing service, revenue is recognized on a monthly basis and at a gross amount, based on the direct cost consumed through search engines for providing such services with a premium. During the year ended December 31, 2025, we have winded down our distribution of the right to use search engine marketing service in the PRC, after experiencing low to negative margins in this business segment over the past several years.

Our Internet advertising and related marketing services segment also includes our influencer marketing services. We offer influencer marketing services that help our clients enhance their visibility and reach through influencer generated content. We connect brands with the right voices to effectively promote their products and drive engagement. In addition, we provide tailored digital marketing services, including the management of online advertising campaigns across major search, social media, and mobile application platforms, as well as app store page optimization. We also offer marketing strategy and branding consultation services designed to help clients improve their market positioning and maximize the effectiveness of their digital marketing initiatives. Our Internet advertising and related marketing services segment operates outside of mainland China.

For the year ended December 31, 2025, we achieved US$3.7 million and US$14.7 million of Internet advertising and related services revenues for the years ended December 31, 2025 and 2024, respectively, which accounted for 81% and 95.1% of our total revenues for the years ended December 31, 2025 and 2024, respectively. The overall gross profit margin of this business segment increased to 6.1% for the year ended December 31, 2025 from 3.7% for the year ended December 31, 2024. The decrease in revenue for this business segment is due to winding down our distribution of the right to use search engine marketing service business and focus on higher margin marketing services such as influencer marketing and marketing services in markets outside of mainland China.

IP Services

On March 7, 2025, ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of ZW Data Action Technologies Inc. acquired the 10,000 shares of Rahula ("Rahula"). Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies. For the year ended December 31, 2025, we licensed intellectual property acquired from Rahula and generated approximately US$0.26 million in revenue from such IP licensing services. On November 24, 2025, we changed the corporate name of Rahula to Cnet Technology (HK) Limited.

Blockchain-based SaaS services

From early 2022, we started to introduce our blockchain-based SaaS services to our customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc. In addition, for the year ended December 31, 2025, we also engaged in the purchase and sale of mobile applications with blockchain functionalities. For the year ended December 31, 2025 and 2024, we generated approximately US$0.62 million and US$0.75 million in revenue from this business segment, respectively.

Sales and Marketing

For the year ended December 31, 2025, we derived 81% of total net revenues from our Internet advertising and related services, compared with 95.1% for the year ended December 31, 2024.

We employ experienced advertising sales people and provide in-house education and training to our sales people to ensure that they provide our current and prospective clients with comprehensive information about our services, the benefits of using our advertising, marketing and data services and relevant information regarding the advertising industry. We also marketed our advertising services from time to time by placing advertisements on television and other well-known portals in China, participating in domestic and international franchise exhibitions in China and other countries and acting as a sponsor to third-party programming and shows. For the year ended December 31, 2025, we did not incur any sales and marketing expenses compared to approximately US$0.21 million for the year ended December 31, 2024.

Suppliers

Our suppliers are major search engines and/or their authorized agents, Internet gateways, other advertising resources suppliers, influencer agencies and technical service providers. For the year ended December 31, 2025, internet advertising resources purchased from two of our largest suppliers counted for approximately 81% of our total cost of revenues, in the aggregate, compared with approximately 51% from two of our largest suppliers for the year ended December 31, 2024.

Research and Development

For the year ended December 31, 2024 and 2025, we did not have any research and development expenses. However, we are strategically shifting our focus towards advancing our research and development efforts towards artificial intelligence and the development of proprietary intellectual property that will enable us to deliver more accurate marketing solutions and cost-efficient content creation for our clients.

Intellectual Property

As of December 31, 2025, we had sixty-eight software copyright certificates issued by the State Copyright Office of the PRC, including, but not limited to, software systems covering marketing management systems, monitor and management platforms on Internet advertising effects, analysis systems on Internet traffic statistics and Internet user behavior, analysis systems on log-based visit hotspot and browsing trails, analysis systems on mobile advertising platform, Customer Relationship Management (CRM) system, cloud-compute technology and blockchain technology.

Competition

In the past, we have competed with other Internet advertising companies for business opportunities in China, including companies that also distribute the right to use the search engine marketing services provide by key search engines in China, such as: Zhong Shi Lian Dong Technology (Beijing) Co., Ltd., Shenzhen Jiu Xing Hu Dong Technology Co., Ltd., and Hao Shang Hui Media (Guangzhou) Co., Ltd, and companies that operate Internet advertising portals for business opportunities of the SMEs, such as 78.cn, zhaoshangbang.com and 1637.com etc.

As we shift our strategic focus to markets outside mainland China, we increasingly compete with international and regional marketing agencies and digital advertising service providers in those markets. We compete for clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and our brand name. We compete for overall advertising spending with other alternative advertising media companies, such as wireless telecommunications, street furniture, billboards, frame and public transport advertising companies, and with traditional advertising media, such as television, newspapers, magazines and radio. We also face competition from influencer agencies, who may have established relationships with our potential clients.

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

On April 8, 2024, the MIIT issued the Circular on Implementing the Pilot Programs Work to Expand the Opening-up of the Value-Added Telecommunications Services. The circular states that the MIIT will launch pilot programs to expand the opening-up of value-added telecommunications services and the pilot programs will be initially launched in several regions, including Beijing, Shanghai, Hainan and Shenzhen. In the regions approved to launch pilot programs, foreign ownership restrictions in certain value-added telecommunications business will be removed, including internet data centers services, content delivery networks services, internet access services, online data processing and transaction processing services, information publishing platforms and delivery services (excluding internet news information, online publishing, online audiovisual, and internet cultural operations) and information protection and processing services. Foreign invested enterprises conducting these services in approved pilot regions are required to obtain approval from the MIIT in accordance with applicable law and regulations.

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

On February 25, 2023, the SAMR published the Administrative Measures for Internet Advertising, or the Measures on Internet Advertising, which became effective on May 1, 2023 and replace the Interim Measures for the Administration of Internet Advertising released in 2016. The Measures on Internet Advertising require that online advertisements shall be identifiable so that it can be clearly identified by consumers as an advertisement. Users should be able to close pop-up advertisements using one button and provide that the pop-up advertisements shall not contain a countdown timer or require more than one click to close and shall not pop up more than once on the same page. In addition, the Measures on Internet Advertising provide that internet advertising operators and distributors shall establish a system for registering and reviewing advertisers and advertisements and verify and update such system on a regular basis. Platform operators that provide internet information services are required to inspect the content of advertisements displayed and published by using their information services and cooperate with market supervision administration authorities to inspect advertisements and provide information and evidence on alleged illegal advertisements requested by such authorities.

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

Regulations on Foreign Currency Exchange

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and most recently amended in August 2008 and various regulations issued by SAFE and other relevant PRC government authorities, the Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, unless expressly exempted by laws and regulations, require the prior approval from SAFE or its local branch for conversion of the Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

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

On December 4, 2023, SAFE issued the Notice on Further Deepening the Reform to Facilitate Cross-border Trade and Investment, which releases new foreign exchange management policies and revises some rules under the SAFE Circular 28. According to the previous notice, qualified small and medium-sized high-tech enterprises, enterprises that specialize in niche sectors, command a high market share and have strong innovative capacity and core technologies and technology-based enterprises may independently borrow foreign debts within the limit of the equivalent of USD5 million or 10 million (depend on its jurisdiction).

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by PRC operating subsidiaries and VIEs include the Company Law of the PRC (2023), and the Foreign Investment Law and its Implementation Rules (2019). Under these laws and regulations, PRC subsidiaries and VIEs, including wholly owned foreign enterprises, or WFOEs, and domestic companies in China, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, its PRC subsidiaries and VIEs, including WFOEs and domestic companies, are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the cumulative amount of such reserve reaches 50% of their respective registered capital. These reserves are not distributable as cash dividends.

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

In a Q&A released on the CSRC’s official website, the respondent CSRC official stated that the domestic companies which have listed their securities in the overseas market as of March 31, 2023 will be regarded as the existing overseas listed companies, which will not be required to file with the CSRC until they conduct any new offerings subject to the filing requirements under the Filing Rules. The Q&A also addressed the contractual arrangements and pointed out that, as for companies with contractual arrangements seeking overseas offering, the CSRC will solicit opinions from relevant regulatory authorities and complete the filing procedures for companies with contractual arrangements complying with relevant laws and regulations. If we fail to file with the CSRC in a timely manner or at all, for any future offering (including, among others, follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities) pursuant to the Filing Rules due to our contractual arrangements, our ability to raise or utilize funds could be materially and adversely affected, and we may even need to unwind our contractual arrangements or restructure our business operations to rectify the failure to complete the filings. However, as the Filing Rules were relatively new, there remain substantial uncertainties as to their interpretation, application, and enforcement and how they will affect our operations and our future financing.

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

Human Capital Resources

Employees Profiles

As of December 31, 2025, we had 13 full-time employees, 2 of whom are in operations and support and 11 of whom are in management and administration.

Employee Benefit Plans

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC and Hong Kong regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC and Hong Kong laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

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

Corporation Information

Our principal executive offices are located at 8/F. 29 Des Voeux Road Central, Central, Hong Kong. Our telephone number at this address is +852 2669-8078 and our fax number is +852 2669-8178. For more information, see our corporate website at investor.chinanet-online.com.

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

The PRC Cyber Security Law, effective on June 1, 2017 and subsequently amended on October 28, 2025, stipulates that a network operator must adopt technical measures and other necessary measures in accordance with applicable laws and regulations as well as compulsory national and industrial standards to safeguard the safety and stability of network operations, effectively respond to network security incidents, prevent illegal and criminal activities, maintain the integrity, confidentiality and availability of network data.

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

On September 24, 2024, the CAC published the Measures on Network Data Security Management (the “Measures for Network Data Security”), which provides that network data processors conduct network data processing activities that affects or may possibly affect national security must conduct national security review in accordance with relevant laws and regulations. In addition, network data processors processing personal information of over 10 million individuals shall fulfill certain requirements for processing important data and require network data processors to take certain precautionary measures, such as identifying important data and conducting annual risk assessment. Furthermore, the Measures for Network Data Security allow network data processors to provide personal information overseas only if it is strictly necessary for fulfilling statutory obligations. The Measures for Network Data Security also establish certain obligations of online platform service providers, including offering users an option to turn off personalized recommendations. However, the Measures for Network Data Security remain unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities.

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

We do not plan to initiate any ICO in China or any other jurisdictions. Based on our understanding of the current PRC law and regulations, we believe that as long as we do not issue any virtual currency coins, we only need to record filing as required by the Cyberspace Administration of China's Regulations on the Management of Blockchain Information Services that went into effect on February 15, 2019. We do not believe that such record filing procedure will have a material effect on our blockchain-powered platform. However, as the laws and regulations governing the blockchain in China are developing and evolving and subject to changes, we cannot assure you that that our blockchain technology related business will continue to be compliance with the PRC law. If our practice is deemed to have violated any PRC law or regulations, our blockchain related business would be materially and adversely affected.

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

Condensed Consolidating Schedules

The following tables presented the condensed consolidating schedules that depicted the financial position, cash flows and results of operations for our company, our consolidated subsidiaries, consolidated VIE, and any eliminating adjustments as of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024, respectively. All amounts are presented in thousands of U.S. dollars.

	As of December 31, 2025
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$
Assets
Cash and cash equivalents	-	958	12	-	970
Accounts receivable, net	-	545	-	-	545
Prepayment and deposit to suppliers	-	4,403	1,073	(265)	5,211
Due from group companies	38,855	11,692	458	(51,005)	-
Other current assets	-	828	2	-	830
Long-term investments	-	1,117	-	-	1,117
Operating lease right-of-use assets	-	48	-	-	48
Property and equipment, net	-	76	66	-	142
Intangible assets, net	-	515	-	-	515
Prepayment for acquisition	-	300	-	-	300
Total Assets	$38,855	$20,482	$1,611	$(51,270)	$9,678

Liabilities and Equity

Accounts payable	-	74	95	-	169
Advances from customers	-	61	726	(265)	522
Accrued payroll and other accruals	380	111	26	-	517
Taxes payable	-	671	2,578	-	3,249
Operating lease liabilities	-	49	-	-	49
Due to group companies	232	35,313	15,460	(51,005)	-
Other current liabilities	75	44	447	-	566
Deferred Tax Liability	-	78	-	-	78
Long-term borrowing from a related party	-	125	-	-	125
Total Liabilities	687	36,526	19,332	(51,270)	5,275

Total stockholders’ equity	38,168	(16,044)	(17,721)	-	4,403

Total Liabilities and Equity	$38,855	$20,482	$1,611	$(51,270)	$9,678

	As of December 31, 2024
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$
Assets
Cash and cash equivalents	-	788	24	-	812
Accounts receivable, net	-	1,580	34	-	1,614
Prepayment and deposit to suppliers	346	3,232	1,189	(259)	4,508
Due from group companies	38,087	11,557	448	(50,092)	-
Other current assets	-	2,237	2	-	2,239
Long-term investments	-	397	-	-	397
Operating lease right-of-use assets	-	-	-	-	-
Property and equipment, net	-	31	85	-	116
Intangible assets, net	-	-	-	-	-
Long-term deposits and prepayments	-	-	-	-	-
Deferred tax assets, net	-	-	-	-	-
Total Assets	$38,433	$19,822	$1,782	$(50,351)	$9,686

Liabilities and Equity

Accounts payable	-	-	93	-	93
Advance from investors	1,075	-	-	-	1,075
Advances from customers	-	-	748	(259)	489
Accrued payroll and other accruals	485	58	14	-	557
Taxes payable	-	632	2,520	-	3,152
Operating lease liabilities	-	-	-	-	-
Lease payment liabilities related to short-term leases	-	-	-	-	-
Due to group companies	232	34,535	15,325	(50,092)	-
Other current liabilities	75	23	382	-	480
Warrant liabilities	-	-	-	-	-
Operating lease liabilities-Non current	-	-	-	-	-
Long-term borrowing from a related party	-	122	-	-	122
Total Liabilities	1,867	35,370	19,082	(50,351)	5,968

Total stockholders’ equity	36,566	(15,548)	(17,300)	-	3,718

Total Liabilities and Equity	$38,433	$19,822	$1,782	$(50,351)	$9,686

	For the year ended December 31, 2025
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Revenues	-	4,564	50	-	4,614
Cost of revenues	-	4,216	45	-	4,261
Total operating expenses	1,063	1,216	27	-	2,306
Loss from operations	(1,063)	(868)	(22)	-	(1,953)
Other income/(expenses)	-	188	(5)	-	183
Income/(loss) before income tax benefit and noncontrolling interests	(1,063)	(680)	(27)	-	(1,770)
Income tax benefit/(expense)	-	(1)	-	-	(1)
Net loss	(1,063)	(681)	(27)	-	(1,771)
Net income attributable to noncontrolling interests	-	-	1	-	1
Net loss attributable to ZW Data Action Technologies Inc.	(1,063)	(681)	(26)	-	(1,770)

	For the year ended December 31, 2024
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Revenues	-	5,530	9,909	-	15,439
Cost of revenues	-	5,151	9,842	-	14,993
Total operating expenses	1,483	662	2,058	-	4,203
Loss from operations	(1,483)	(283)	(1,991)	-	(3,757)
Other income/(expenses)	-	298	89	-	387
Income/(loss) before income tax benefit and noncontrolling interests	(1,483)	15	(1,902)	-	(3,370)
Income tax benefit/(expense)	-	-	(399)	-	(399)
Net income/(loss)	(1,483)	15	(2,301)	-	(3,769)
Net income attributable to noncontrolling interests	-	-	8	-	8
Net income/(loss) attributable to ZW Data Action Technologies Inc.	(1,483)	15	(2,293)	-	(3,761)

	For the year ended December 31, 2025
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Net cash (used in)/provided by operating activities	(829)	(173)	73	-	(929)

Net cash provided by/(used in) investing activities	(404)	(59)	-	319	(144)

Net cash (used in)/provided by financing activities	1,233	404	(85)	(319)	1,233

Effect of exchange rate fluctuation	-	(2)	-	-	(2)

Net (decrease)/increase in cash and cash equivalents	-	170	(12)		158

Cash and cash equivalents, at beginning of the year	-	788	24	-	812
Cash and cash equivalents, at end of the year	$-	$958	$12	-	$970

	For the year ended December 31, 2024
	The Company	Consolidated Subsidiaries	Consolidated VIE	Elimination	Consolidation
	US$	US$	US$	US$	US$

Net cash (used in)/provided by operating activities	(598)	(1,070)	(390)	-	(2,058)

Net cash provided by/(used in) investing activities	(477)	916	(2)	458	895

Net cash (used in)/provided by financing activities	1,075	477	51	(458)	1,145

Effect of exchange rate fluctuation	-	15	(2)	-	13

Net (decrease)/increase in cash and cash equivalents	-	338	(343)		(5)

Cash and cash equivalents, at beginning of the year	-	450	367	-	817
Cash and cash equivalents, at end of the year	$-	$788	$24	-	$812

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

Since the Opinions, the Filing Rules and the Measures for Cybersecurity Review are relevantly new and remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities, it remains uncertain whether we can obtain the specific regulatory approvals from, and complete the required filings with the CSRC, CAC or any other PRC government authorities for our future securities offering in a timely basis or at all. If we are unable to obtain such approvals or complete such filings, or such approvals or filings are rescinded even if obtained, our ability to continue to offer securities to investors will be significantly limited or completely hindered, and the value of such securities may be significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline. Therefore, investors of our company and our business face potential uncertainty from actions taken by the PRC government affecting our business.

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

In a Q&A released on the CSRC’s official website, the respondent CSRC official stated that the domestic companies which have listed their securities in the overseas market as of March 31, 2023 will be regarded as the existing overseas listed companies, which will not be required to file with the CSRC until they conduct any new offerings subject to the filing requirements under the Filing Rules. The Q&A also addressed the contractual arrangements and pointed out that, as for companies with contractual arrangements seeking overseas offering, the CSRC will solicit opinions from relevant regulatory authorities and complete the filing procedures for companies with contractual arrangements complying with relevant laws and regulations. If we fail to file with the CSRC in a timely manner or at all, for any future offering (including, among others, follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities) pursuant to the Filing Rules due to our contractual arrangements, our ability to raise or utilize funds could be materially and adversely affected, and we may even need to unwind our contractual arrangements or restructure our business operations to rectify the failure to complete the filings. We have submitted the filing documents in connection with the issue of shares pursuant to the Securities Purchase Agreements under the Recent Developments contained in Item 1 of this Annual Report to the CSRC in accordance with the Filing Rules. However, as the Filing Rules were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and how they will affect our operations and our future financing.

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

In addition, we cannot assure you that any new rules or regulations promulgated in the future will not impose additional requirements on us. If it is determined in the future that any additional approval and filing from the CSRC or other regulatory authorities or other procedures, including the cybersecurity review under the Measures for Cybersecurity Review, are required for our offshore offerings, it is uncertain whether we can or how long it will take us to obtain such approval or complete such filing procedures and any such approval or filing could be rescinded or rejected. Any failure to obtain or delay in obtaining such approval or completing such filing procedures for our offshore offerings, or a rescission of any such approval or filing if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to seek CSRC approval or filing or other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our listed securities. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the shares offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our listed securities.

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

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. The Confidentiality and Archives Management Provisions which took effect on March 31, 2023, provides that the investigation and evidence collection relating to the oversea securities offering and listing of PRC domestic companies by the overseas securities regulatory authorities and other relevant authorities must be conducted through a cross-border cooperation mechanism for supervision and administration, and that the PRC domestic companies must obtain prior consent from the CSRC or other relevant authorities before cooperating with such overseas authorities in connection with the relevant inspections or investigations or providing relevant documents to such overseas securities regulatory authorities or relevant authorities. The inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

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

In the past, we received notices from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that due to our failure to timely file our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, we were not in compliance with Nasdaq’s continued listing requirements. We have since remedied these deficiencies and regained compliance and those matters were closed.

On March 26, 2026, we received a notice (the “Notice”) from Nasdaq indicating that our common stock, failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) based upon the closing bid price of the common stock for the previous 30 consecutive business days. The Nasdaq rules provided the Company a compliance period of 180 calendar days from the Notice, or until September 22, 2026, to regain compliance with Rule 5550(a)(2). If at any time before September 22, 2026, the bid price of the common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance. In the event we do not regain compliance, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting. If compliance cannot be demonstrated by September 22, 2026, Nasdaq will provide written notification that our Common Stock will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel.

There can be no assurance that we will be able to regain compliance with the Bid Price Requirement or will otherwise continue being able to be in compliance with other Nasdaq continued listing criteria. If Nasdaq delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

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

Our executive officers, directors, and principal stockholders hold approximately 12.3% of our outstanding Common Stock. Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of March 30, 2026, the closing trade price of our Common Stock was $0.68 per share. As of March 31, 2026, we had approximately 616 shareholders of record of our Common Stock, not including shares held in street name. In addition, during the past two fiscal years our Common Stock has had a trading range with a low price of $1.18 per share and a high price of $4.40 per share.

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

Geopolitical conflicts involving Iran, military actions in the Middle East, and the war in Ukraine may adversely affect global economic conditions and cause significant volatility in the trading price of our common stock.

The heightened military conflict involving the United States, Israel, and Iran, which escalated significantly in February 2026, has led to profound instability in global financial and energy markets. These events, including the closure of strategic airspaces and critical maritime routes such as the Strait of Hormuz and the Red Sea, have contributed to a dramatic increase in the price of oil and gas and created widespread market uncertainty. The ongoing disruptions caused by these military actions, and the potential for further escalation, could result in protracted and severe damage to the global economy and investment climate.

Furthermore, the continuing war in Ukraine and the resulting sanctions levied by the United States, the European Union, and other nations against Russia continue to impact global financial markets. The extent and duration of these military actions in the Middle East and Eastern Europe, as well as the resulting sanctions and market disruptions, are impossible to predict but are expected to remain substantial.

Such geopolitical instability often leads to broad sell-offs in the equity markets and heightened investor sensitivity to risk. Consequently, these developments may materially and adversely affect the market price of our common stock, regardless of our actual operating performance. We cannot predict the ultimate progress or outcome of these situations, and any prolonged unrest or intensified military activities could have a material adverse effect on the global economy, which in turn could negatively impact our financial condition and the value of our securities.

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

Market Information

Our Common Stock has been listed on the Nasdaq Capital Market under the symbol “CNET” since October 29, 2013. Prior to that time, from September 14, 2010 through October 28, 2013, our Common Stock was listed on Nasdaq Global Market under the symbol “CNET”. Prior to that time, from March 4, 2010 through September 13, 2010, our Common Stock was listed on the NYSE AMEX under the trading symbol “CNET.”  Prior to that time, our Common Stock was quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EMZG”, until August 14, 2009, when our ticker symbol was changed to “CHNT”.

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

Holders

As of March 31, 2026, there were 616 record holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ” for the aggregate information regarding our equity compensation plans in effect on December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2025, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC and our operating subsidiaries outside of mainland China, is primarily engaged in providing Internet advertising, precision marketing, influencer marketing services as well as the related data and technical services to SMEs. The Company also develops blockchain enabled web/mobile applications and provides software solutions, i.e., Software-as-a-Service (“SaaS”) services for clients and engages in IP licensing services. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

Through our operating subsidiaries and VIEs, we primarily operate a one-stop services for our clients on our Omni-channel advertising, precision marketing and data analysis management system. We offer a variety channels of advertising and marketing services through this system, which primarily include distribution of the right to use search engine marketing services we purchased from key search engines, influencer marketing services, digital advertising and marketing services as well as provision of other related value-added data and technical services to maximize market exposure and effectiveness for our clients. From early 2022, we started to introduce our new SaaS services to customers. The SaaS services were designated in providing one-stop blockchain-powered enterprise management solutions via our BIF platform in forms of unique NFT generations, data record, share and storage modules subscriptions etc.

With over 17 years of experience serving China’s SME sector, the Company has developed deep operational insight into how businesses acquire customers, generate revenue, and scale across markets. Building on this foundation, the Company will expand its capabilities to include AI-enabled applications and deployment solutions, with a focus on enhancing existing service offerings. These initiatives include the development and integration of AI-assisted tools to support customer engagement, financial management, and operational workflows, as well as the incorporation of blockchain-based functionalities for data security, tokenization, and payment processing where applicable. Through these efforts, the Company aims to improve service efficiency and support revenue growth for its SME clients.

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

	As of December 31,
	2025	2024

Balance sheet items, except for equity accounts	7.0288	7.1884

	Year Ended December 31,
	2025	2024
Items in the statements of operations and comprehensive loss	7.1429	7.1217

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

For the distribution of the right to use search engine marketing service, the blockchain platform subscription service and our IP licensing service we recognize revenues over time when we consider the services have been delivered to our customers, with the related benefits being simultaneously received and consumed by our customers. Revenues related to our influencer marketing services and internet advertising and marketing service are recognized based on when the marketing service is completed and accepted by our clients. For NFT generation service provided through our BIF platform, revenues are recognized based on a fixed price per NFT generation, when a NFT is generated, delivered and accepted by customers (“point in time”).

For all of our business segments, we recognize revenue on a gross basis, because we determine that we are a principal in the transaction, who controls the service before it is transferred to the customers.

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

A.	RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars.

	Year Ended December 31,
	2025	2024
	US$	US$

Revenues	$4,614	$15,439
Cost of revenues	4,261	14,993
Gross profit	353	446

Operating expenses
Sales and marketing expenses	-	207
General and administrative expenses	2,306	3,996
Total operating expenses	2,306	4,203
Loss from operations	(1,953)	(3,757)

Other income (expenses)
Interest income	189	298
Impairment on long-term investments	-	(2)
Gain on disposal of subsidiaries	-	23
Other expense, net	(6)	68
Total other income	183	387

Loss before income tax benefit/(expense) and noncontrolling interests	(1,770)	(3,370)
Income tax benefit/(expense)	(1)	(399)
Net loss	(1,771)	(3,769)
Net income attributable to noncontrolling interests	1	8
Net loss attributable to ZW Data Action Technologies Inc.	$(1,770)	$(3,761)

Loss per share
Loss per common share
Basic and diluted	$(0.67)	$(1.86)

Weighted average number of common shares outstanding:
Basic and diluted	2,655,963	2,021,492

REVENUES

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Year Ended December 31,
	2025		2024
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related marketing service	$3,688	79.9%	$4,780	31.0%
-Distribution of the right to use search engine marketing service	50	1.1%	9,909	64.2%
Internet advertising and related services	3,738	81%	14,689	95.2%
IP Services	260	5.6%	-	-
Blockchain-based SaaS services	616	13.4%	750	4.8%
Total	$4,614	100%	$15,439	100%

Total Revenues: Our total revenues decreased to approximately US$4.61 million for the year ended December 31, 2025 from approximately US$15.44 million for the year ended December 31, 2024, which was primarily due to the winding down of our distribution of the right to use search engine marketing service in the PRC but increases in higher margin internet advertising and related marketing services such as influencer marketing and other digital marketing services outside of mainland China. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

We derive the majority of our revenues from our internet advertising and related marketing services which includes our influencer marketing and digital marketing services outside of mainland China, all of which management considers as one aggregate business operation and relies upon the consolidated results of all operations in this business unit to make decisions about allocating resources and evaluating performance. Looking forward in 2026, we will continue to position our client focus outside of mainland China with an emphasis on higher margin internet advertising services and the blockchain and digital asset business. We will also be looking to acquire and build teams with businesses with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost efficient content creation. In addition, the Company will expand its capabilities to include AI-enabled applications and deployment solutions, with a focus on enhancing existing service offerings. These initiatives include the development and integration of AI-assisted tools to support customer engagement, financial management, and operational workflows, as well as the incorporation of blockchain-based functionalities for data security, tokenization, and payment processing where applicable.

●

Internet advertising and related marketing revenues for the year ended December 31, 2025 was approximately US$3.69 million, compared with approximately US$4.78 million for the year ended December 31, 2024. The decrease was primarily due to a decline in customer demand and lower marketing spending.

●

Revenue generated from distribution of the right to use search engine marketing service for the year ended December 31, 2025 was approximately US$0.05 million, compared with approximately US$9.91 million for the year ended December 31, 2024. The decrease was mainly due to the winding down of our distribution of the right to use search engine marketing service in the PRC, following sustained low to negative margins in this business segment for the past several years.

●

Revenue generated from our IP services for the year ended December 31, 2025 was approximately US$0.26 million, compared with nil for the year ended December 31, 2024. The increase primarily resulted from the licensing of intellectual property acquired from Rahula.

●

For the year ended December 31, 2025, we generated an approximately US$0.62 million revenues from our Blockchain-based SaaS Services, compared with approximately US$0.75 million for the year ended December 31, 2024. For the year ended December 31, 2025, we engaged in the purchase and sale of mobile applications that incorporate blockchain-based functionalities.

Cost of Revenues

Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, influencer agency costs, cost of marketing services, amortization of intellectual property cost, amortization of software platform development cost, costs relating to enhancing our blockchain-based SaaS services and other direct costs associated with providing our services. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Year Ended December 31,
	2025			2024
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related marketing service	$3,688	3,465	6.0%	$4,780	4,310	3.0%
-Distribution of the right to use search engine marketing service	50	45	10%	9,909	9,842	0.4%
Internet advertising and related services	3,738	3,510	6.1%	14,689	14,152	3.5%
IP Services	260	191	26.5%	-	-	-
Blockchain-based SaaS services	616	560	9.1%	750	841	-0.6%
Total	$4,614	$4,261	7.7%	$15,439	$14,993	2.9%

Cost of revenues: our total cost of revenues decreased to approximately US$4.26 million for the year ended December 31, 2025, compared with US$15.0 million for the year ended December 31, 2024. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, influencer agency costs, cost of marketing services, amortization of intellectual property cost, amortization of software platform development cost, costs relating to enhancing our blockchain-based SaaS services and other direct costs associated with providing our services. The decrease in our total cost of revenues for the year ended December 31, 2025 was primarily due to the decrease in costs associated with the distribution of the right to use search engine marketing service we purchased from key search engines, which was in line with the decrease in the related revenues as discussed in the revenues section above.

●

Costs for internet advertising and marketing service primarily consist of fees paid to service providers who support delivering media planning, creative development, and digital ad management services to our Hong Kong and overseas clients. Our costs also include the cost of operating our influencer marketing services which includes the fees for collaborating with various influencer agencies. For the year ended December 31, 2025 and 2024, our total cost of revenues for Internet advertising and marketing service was approximately US$3.47 million and US$4.31 million, respectively. The gross margin rate of this business category for the years ended December 31, 2025 and 2024 was 6% and 3%, respectively.

●

Costs for distribution of the right to use search engine marketing service was direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the year ended December 31, 2025, our total cost of revenues for distribution of the right to use search engine marketing service decreased to US$0.05 million, compared with US$9.84 million for last year. The decrease in costs for distribution of the right to use search engine marketing services was in line with the decrease in the related revenues as discussed in the revenues section above. Gross margin rate of this service for the year ended December 31, 2025 was 10%, compared with 0.4% last year.

●

Costs for our IP licensing services primarily consist of the amortized cost of the intellectual properties we acquired from Rahula. For the year ended December 31, 2025 and 2024, cost of our IP services was approximately US$0.19 million and nil, respectively. Gross margin rate of this business category was 26.5% for the year ended December 31, 2025.

●

For the year ended December 31, 2025 and 2024, cost of our blockchain-based SaaS services was approximately US$0.56 million and US$0.84 million, respectively. Gross margin rate of this service for the year ended December 31, 2025 was 9.1% compared to -0.6% last year. Costs for our blockchain-based SaaS services consist of the amortized cost of our self-developed BIF platform and costs relating to the sale of mobile applications with blockchain-based functionalities.

Gross profit

As a result of the foregoing, we incurred a gross profit of approximately US$0.35 million for the year ended December 31, 2025, compared with a gross profit of approximately US$0.45 million for the year ended December 31, 2024. Our overall gross margin rate for the years ended December 31, 2025 and 2024 was approximately 7.7% and 2.9%, respectively. The increase in overall gross margin were due to the overall increase in gross profit margin for all of our business segments.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses and impairment on intangible assets. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Year Ended December 31,
	2025		2024
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	Percentage of total revenue	Amount	Percentage of total revenue

Total Revenues	$4,614	100%	$15,439	100%
Gross profit	353	7.7%	446	2.9%

Sales and marketing expenses	-	-	207	1.3%
General and administrative expenses	2,306	50%	3,996	25.9%
Total operating expenses	2,306	50%	4,203	27.2%

Operating Expenses:   Our operating expenses were approximately US$2.31 million and US$4.20 million for the years ended December 31, 2025 and 2024, respectively.

●

Sales and marketing expenses: For the year ended December 31, 2025, our sales and marketing expenses was approximately nil, compared to approximately US$0.21 million in the previous year. Our sales and marketing expenses primarily consist of advertising expenses for brand development that we pay to different media outlets for the promotion and marketing of our advertising web portals and our services, staff salaries, staff benefits, performance bonuses, travelling expenses, communication expenses and other general office expenses of our sales department. Due to certain aspects of our business nature, the fluctuation of our sales and marketing expenses usually does not have a direct linear relationship with the fluctuation of our net revenues.

●

General and administrative expenses: Our general and administrative expenses were approximately US$2.31 million and US$4.0 million for the years ended December 31, 2025 and 2024 respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the year ended December 31, 2025, the changes in our general and administrative expenses were primarily due to the following factors: (1) a decrease in share based compensation of approximately US$0.34 million, offset by (2) a decrease of approximately US$1.32 million in general departmental expenses and (3) a decrease of allowance for doubtful of accounts of approximately US$0.16 million.

Loss from operations: As a result of the foregoing, we incurred a net loss from operations of approximately US$1.95 million and US$3.76 million for the years ended December 31, 2025 and 2024, respectively.

Interest income: For the year ended December 31, 2025, we recognized an approximately US$0.19 million interest income, which was primarily related to the interest we earned from the short-term loans we provided to unrelated parties during the year.

Impairment on long-term investments: For the year ended December 31, 2025, we did not recognize any impairment loss on long-term investments. For the year ended December 31, 2024, we recognized approximately US$0.002 million in impairment on long-term investments which was related to the following: 1) our cash investments in our unconsolidated investee entities whose business activities had become dormant as of the end of fiscal 2024.

Gain on disposal of subsidiaries: For the year ended December 31, 2025 and 2024, we recognized approximately nil and approximately US$0.02 million in gain on disposal of subsidiaries, respectively.

Loss before income tax (benefit)/expense and noncontrolling interest: As a result of the foregoing, our loss before income tax (benefit)/expense and noncontrolling interest was approximately US$1.77 million and US$3.37 million for the years ended December 31, 2025 and 2024, respectively.

Income tax (benefit)/expense: For the year ended December 31, 2025 and 2024, we recognized a deferred income tax expense of approximately US$0.001 million and US$0.40 million, respectively.

Net loss: As a result of the foregoing, for the years ended December 31, 2025 and 2024, we incurred a net loss of approximately US$1.77 million and US$3.77 million, respectively.

Net loss attributable to ZW Data Action Technologies Inc.: Net loss attributable to ZW Data Action Technologies Inc. was approximately US$1.77 million and US$3.76 million for the years ended December 31, 2025 and 2024, respectively.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash Transfer within Our Organization and the Related Restrictions

We are a Nevada holding company with operations primarily conducted through our subsidiaries outside of mainland China, with limited operations in mainland China conducted through our PRC subsidiaries, VIEs and VIEs’ subsidiaries. The intercompany flow of funds within our organization is effected through capital contributions and intercompany loans. We do not have written policies regarding intercompany cash transfer within our organization. In accordance with our current internal cash management practices, all intercompany cash transfer within our organization requires prior approval by our financial director and our chief financial officer/or our chief executive officer before execution.

For the year ended December 31, 2025, we transferred US$0.40 million in cash to our operating subsidiaries. For the year ended December 31, 2024, we transferred US$0.48 million in cash to our operating subsidiaries

For the year ended December 31, 2025, our consolidated VIEs transferred US$0.09 million to our consolidated subsidiaries as repayment of loans. For the year ended December 31, 2024, our consolidated VIEs transferred US$0.02 million to our consolidated subsidiaries as repayment of loans.

Other than the cash transfers above, no other assets were transferred within our organization for the years ended December 31, 2025 and 2024.

Below table summarized the above cash transfers within our organization included in the cash flows statements of our Condensed Consolidating Schedules for the years ended December 31, 2025 and 2024, respectively, on page 28 under Risk Factors-Risks Relating to Regulation of Our Business and to Our Structure contained in Item 1A of this Annual Report:

	For the year ended December 31, 2025
	The Company	Consolidated Subsidiaries	Consolidated VIEs	Total
	US$’000	US$’000	US$’000	US$’000

Net cash transferred from/(to) companies within the organization presented as cash provided by/(used in) investing activities	(404)	85		(319)

Net cash transferred (to)/from companies within the organization presented as cash (used in)/provided by financing activities		404	(85)	319

	For the year ended December 31, 2024
	The Company	Consolidated Subsidiaries	Consolidated VIEs	Total
	US$’000	US$’000	US$’000	US$’000

Net cash transferred from/(to) companies within the organization presented as cash provided by/(used in) investing activities	(477)	19		(458)

Net cash transferred (to)/from companies within the organization presented as cash (used in)/provided by financing activities		477	(19)	458

While we currently have limited operations in mainland China conducted through our PRC subsidiaries, VIEs and VIEs’ subsidiaries, we may continue to provide limited funding to these entities. To the extent we do so, our ability to pay dividends to U.S. investors may depend on receiving distributions from our PRC subsidiaries and settlement of the amounts owed under the VIE agreements from the consolidated VIEs. Any limitation on the ability of our PRC subsidiaries and the consolidated VIEs to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to pay dividends to our U.S. investors.

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of December 31, 2025 and 2024, net assets restricted in the aggregate, were approximately US$13.11 million and US$13.23 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Years Ended December 31, 2025 and 2024

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025, we had cash and cash equivalents of approximately US$0.97 million.

Our liquidity needs include (i) net cash used in operating activities that consists of (a) cash required to fund the expansion of our digital marketing and new services and (b) our working capital needs, which include deposits and advance payments to advertising resources providers, payment of our operating expenses and financing of our accounts receivable; and (ii) net cash used in investing activities that consist of the investment to expand technologies related to our existing and future business activities and investment to establish joint ventures with strategic partners for the development of new technologies and services. To date, we have financed our liquidity need primarily through proceeds we generated from financing activities.

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended December 31,
	2025	2024
	Amounts in thousands of US dollars

Net cash used in operating activities	$(929)	$(2,058)
Net cash provided by/(used in) investing activities	(144)	895
Net cash provided by financing activities	1,233	1,145
Effect of exchange rate changes	(2)	13
Net (decrease)/increase in cash and cash equivalents	$158	$(5)

Net cash used in operating activities:

For the year ended December 31, 2025, our net cash used in operating activities of approximately US$0.93 million were primarily attributable to:

(1)

net loss excluding approximately US$0.23 million of non-cash expenses of depreciation and amortizations; approximately US$0.05 million of amortization of operating lease right-of-use assets, approximately US$0.35 million of share-based compensation; approximately US$0.69 million of allowance for doubtful accounts; approximately US$0.03 million of deferred tax benefit; and approximately US$0.19 million of non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$0.67 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities, such as:

-	accounts receivable decreased by approximately US$0.85 million;

-	accounts payable increased by approximately US$0.07 million;

-	advances from customers increased by approximately US$0.02 million;

-	other current assets decreased by approximately US$0.001 million; and

-	taxes payable increased by approximately US$0.03 million.

(3)	offset by the use from operations from changes in operating assets and liabilities, such as:

-	prepayment and deposit to suppliers increased by approximately US$1.02 million primarily due to the increase in deposits and prepayments made for the purchase of advertising and marketing resources;

-	accrued payroll, other accruals and other current liabilities decreased by approximately US$0.17 million; and

-	operating lease liabilities decreased by approximately US$0.05 million in the aggregate, due to payment for our office lease costs during the year.

For the year ended December 31, 2024, our net cash used in operating activities of approximately US$2.06 million were primarily attributable to:

(4)

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

Net cash provided by/(used in) investing activities:

For the year ended December 31, 2025, our cash provided by investing activities included the following transactions: (1) we received an aggregate of approximately US$1.12 million repayments of short-term loan principal and interest; (2) Purchase of intellectual property through our acquisition of Rahula of US$0.6 million; (3) made payments for leasehold improvements and the purchase of vehicles, furniture and office equipment for US$0.07 million; (4) made deposits for other investing contracts of US$0.30 million; and (5) cash paid for acquisition of equity interests of US$0.30 million. In the aggregate, these transactions resulted in a net cash outflow used in investing activities of approximately US$0.14 million for the year ended December 31, 2025.

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

Net cash provided by financing activities:

For the year ended December 31, 2025, our cash provided by financing activities included proceeds from private investment in public equity (“PIPE”) transactions of approximately US$1.23 million. This resulted in net cash inflow provided by financing activities of approximately US$1.23 million for the year ended December 31, 2025.

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

In addition, in order to further develop our core business, i.e., our Internet advertising and marketing service business, broaden and diversify the online marketing channels for customers, reinforce our industry competitive advantage, we are actively seeking to acquire or invest in businesses and build teams with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost efficient content creation. We may also pursue acquisitions or investments in businesses that expand our blockchain-based SaaS services, including technologies and platforms related to the tokenization of real-world assets. On March 7, 2025, ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of ZW Data Action Technologies Inc. (the “Registrant”) acquired the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company (the "Rahula") that Vickie Chan, an individual (the “Seller”) owned, pursuant to that certain Share Sale and Purchase Agreement, dated March 3, 2025, entered into by and between the Purchaser and the Seller for a total consideration of US$0.6 million. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies. The acquisition of Rahula and its intellectual property has enabled us to establish our IP services business segment. We generate revenue by licensing the intellectual property acquired through Rahula to our customers. In the short term, we expect that cash flows generated from this business segment to help improve our liquidity, as it does not require significant ongoing capital investment or material cash outflows. On November 24, 2025, we changed the corporate name of Rahula to Cnet Technology (HK) Limited.

On September 17, 2025, CNET Technology Limited (“CNET Technology”), a wholly-owned subsidiary of ZW Data Action Technologies Inc. (the “Company”) in the British Virgin Islands, entered into a purchase agreement (the “Acquisition Agreement 1”) with B Ocean Capital Management Limited, a Cayman Islands company, and Oasis Management Consultant Limited, a Hong Kong company (collectively with B Ocean Capital Management Limited, the “Sellers”) and Titans Investment Asset Holdings Limited, a British Virgin Islands company (“Titans”), pursuant to which each Seller will sell its 9.80% equity interests in Titans (the “Titans Equity Interests”) to CNET Technology. In consideration for the Titans Equity Interests, CNET Technology shall pay to the Sellers totaling $300,000 in cash and cause the Company to issue 200,000 shares of common stock of the Company, having a total value of $420,000 and valued at $2.10 per share, to the Sellers. CNET Technology acquired the Titans Equity Interests on October 21, 2025. As of the date of this report, the Company has not yet issued the 200,000 shares of common stock to the Sellers. Titans is principally engaged in providing digital marketing and advertising services.

On October 28, 2025, CNET Technology Limited (“CNET Technology”), a wholly-owned subsidiary of the Company in the British Virgin Islands, entered into a purchase agreement (the “Acquisition Agreement”) with Fun Star Group INC., a British Virgin Islands company (the “Seller”) and Modest Attack Limited, a British Virgin Islands company (“Modest”), pursuant to which the Seller will sell its 9.9% equity interests in Modest (the “ Modest Equity Interests”) to CNET Technology. In consideration for the Modest Equity Interests, CNET Technology shall pay to the Seller $625,000 in cash and cause the Company to issue 150,000 shares of common stock of the Company, having a total value of $375,000 and valued at $2.50 per share, to the Seller. The closing of the acquisition is subject to customary terms and conditions as set forth in the Acquisition Agreement. Modest is principally engaged in providing consulting and technology development services related to the tokenization of real-world assets, including token economics design, blockchain platform development, ecosystem infrastructure support, and digital asset monitoring and management.

In addition, for the next 12 months from the date hereof, we anticipate to generate additional cash inflows and/or improve our liquidity through the following: (1) our short-term working capital loans provided to unrelated parties will mature within the next 12 months that we anticipate collecting these loan principals and the related interest income within the next 12 months; (2) equity financing; (3) we plan to reduce our operating costs through optimizing the personnel structure among different offices and reduce our office leasing spaces, if needed. This may incur incremental costs related to employee layoff compensation and contract termination penalty.

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

The consolidated financial statements as of December 31, 2025 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of December 31, 2025 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

In the long term, beyond the next 12 months, we plan to further broaden the application scenarios of our blockchain-based SaaS services to be offered to the customers, continue expanding our core Internet advertising and marketing business through acquisitions, and develop Internet advertising and marketing channels that target Internet users outside of mainland China. In addition, the Company will expand its capabilities to include AI-enabled applications and deployment solutions, with a focus on enhancing existing service offerings. These initiatives include the development and integration of AI-assisted tools to support customer engagement, financial management, and operational workflows, as well as the incorporation of blockchain-based functionalities for data security, tokenization, and payment processing where applicable. As such, we may decide to enhance our liquidity position or increase our cash reserve for future investments through additional equity financing in the U.S. capital market. This would result in further dilution to our shareholders. We cannot assure you that such financing will be available in amounts or on terms acceptable to us, or at all.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of December 31, 2025 were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries and VIEs, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2025, and has determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

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

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of March 31, 2026. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since

Handong Cheng	55	Chairman of the Board, Chief Executive Officer, President and Acting Chief Financial Officer	September 2007
George Kai Chu	50	Director	June 2015
Chung Wang Yiu (Ron)	37	Independent Non-Executive Director	October 2024
Zhiqing Chen	53	Independent Non-Executive Director	November 2009
Fernando Chen I-Ting	42	Independent Non-Executive Director	October 2024
Justin Tam	52	Independent Non-Executive Director	December 2024
Chang Qiu	62	Independent Non-Executive Director	December 2014

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

Chung Wang Yiu (Ron), Director. Mr. Yiu is an experienced marketing professional with a robust background in regional marketing, specializing in a diverse range of sectors including e-commerce, B2C lifestyle, corporate, and B2B technology brands. Since November 2020, Mr. Yiu has been served as the Content Lead APAC, Foodpanda, Bangkok, where he oversees the marketing strategies for Hong Kong and Cambodia, managing regional marketing campaigns and execution. From June 2018 to November 2020, Mr. Yiu served as Senior Account Executive of TEAM LEWIS, Hong Kong. At TEAM LEWIS, he managed content development, social media management, client servicing, regional coordination, media relations, and influencer engagement for high-profile clients such as Equinix, Ferrari, Foreo, NTT Ltd., Skyscanner, Sophos, and The LYCRA Company. From August 2017 to May 2019, Mr. Yiu served as Account Executive of Newell Public Relations, Hong Kong. At Newell Public Relations, Mr. Yiu was responsible for content development, social media management, media relations, and event support for clients including Adobe, Belkin, GfK, Parallels, and Software AG. From August 2015 to March 2017, Mr. Yiu worked as Project Coordinator of Creative Concept Construction, Hong Kong where he managed client servicing, coordination with internal and external parties, document preparation, and administrative support, including reporting and database updates. Mr. Yiu holds a Bachelor of Arts (Hons) in Translation from Lingnan University. With a strong track record in integrated communications, Mr. Yiu brings expertise in digital marketing, copywriting, social media management, project management, influencer engagement, and public relations.

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

Fernando Chen I-Ting, Director. Mr. Chen brings over 15 years of specialized experience in commercial sales within the public authority, law enforcement, and defense industry sectors in South-East Asia. He has developed a deep understanding of the industry’s unique requirements and challenges, demonstrating a consistent ability to manage extensive sales operations, cultivate robust client relationships, and deliver high-value solutions. Since 2019, Mr. Chen has served as Partner and Asia Commercial Sales Program Manager of Marck & Balsan Group, responsible for the Taiwan, the Philippines, Vietnam, and Japan markets. Between 2014 and 2019, Mr. Chen worked as partner and Asia sales at GK Pro Group, a company focusing on law enforcement personal protection gear. Prior to that, Mr. Chen worked at Seggan International Limited, apprenticed in trading materials and equipment across multiple international markets including the United States, Europe, New Zealand, Japan, and Taiwan. Mr. Chen holds a Bachelor's degree in Marketing from the University of Auckland and has continually refined his skills through various certifications. Mr. Chen brings in extensive background and strategic insight in the Asia region.

Justin Tam, Director. Mr. Tam is a versatile professional with over 30 years of experience across business development, healthcare technology, investment management, and entrepreneurship. Since January 2023, Mr. Tam has served as the Business Development Director at FINESSE Healthcare, a start-up company focused on homecare AI under FINESSE GROUP. Previously, from January 2017 to November 2022, Mr. Tam served as the General Manager at MYDOC Health Limited, a telemedicine company established in 2015. From January 2016 to November 2020, Mr. Tam served as the Vice President of Technology Investment at Brighten Management Limited, a family office that structures and manages private equity investments in Hong Kong and Asia markets. Between 2002 to 2015, Mr. Tam was also an entrepreneur. Mr. Tam holds an Honour Bachelor of Applied Sciences in Electrical Engineering from the University of Waterloo, Canada.

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

Chung Wang Yiu (Ron). With a strong track record in integrated communications, Mr. Yiu brings expertise in digital marketing, copywriting, social media management, project management, influencer engagement, and public relations.

Fernando Chen I-Ting. Mr. Chen brings in extensive background and strategic insight in the Asia region.

Justin Tam. Mr. Tam brings a comprehensive blend of technical acumen and business insight to drive innovation and deliver substantial value across various sectors.

Meetings of the Board of Directors

The Board held eight meetings during 2025. During 2025, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

The Company’s directors are expected to attend board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. The Company’s directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. All of our directors attended the 2025 annual meeting of stockholders held on December 1, 2025, except that Mr. Qiu was unable to attend.

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers and employees on December 21, 2009. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A printed copy of the Code of Ethics may be obtained free of charge by writing to us at our headquarters located at 8/F. 29 Des Voeux Road Central, Central, Hong Kong or on our website, investor.chinanet-online.com.

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”), which applies to all directors, officers, employees, independent contractors, and consultants of the Company and its subsidiaries, as well as certain other persons. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations and the applicable rules and regulations of Nasdaq, with respect to the purchase, sale and/or disposition of the Company’s securities. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy was filed as Exhibit 19 to our Annual Report on Form 10-K filed with the SEC on April 15, 2025 and was incorporated by reference in this report.

Board Committees

The Board has a standing audit, compensation, and nominating and corporate governance committee, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, investor.chinanet-online.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during 2025.

The members of the Audit Committee are Chang Qiu, Zhiqing Chen and Chung Wang Yiu (Ron). The Board has determined that Mr. Qiu is an audit committee financial expert, as defined in the Exchange Act.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2025.

The members of the Compensation Committee are Zhiqing Chen, Chang Qiu and Chung Wang Yiu (Ron).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness. The Nominating and Corporate Governance Committee held no meetings during 2025.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2025, all such reports were filed timely, except for the following:

Name	Late Reports	Transactions Covered	Number of Shares

George Chu	Form 4	Common Stock	89,606 (1)

(1)

On September 25, 2024, we entered into a securities purchase agreement with Marvel Investment Limited, a British Virgin Islands company owned and controlled by George Kai Chu, a director of the Company, pursuant to which Marvel Investment Limited agreed to purchase 89,606 shares of the Company’s common stock for an aggregate purchase price of US$268,818. On June 10, 2025, the transaction with Marvel Investment Limited was completed.

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

Equity Incentives. The ZW Data Action Technologies Inc. (f/k/a) ChinaNet Online Holdings, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided therein (the “Awards”). Certain Awards are intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code (the “Code”). The 2025 Plan was approved by our stockholders on December 1, 2025.

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

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2025.

SUMMARY COMPENSATION OF NAMED EXECUTIVE OFFICERS
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($)	Total
Handong Cheng (Chief Executive Officer and Acting Chief Financial Officer)	2025	24,504	-	-	24,504
	2024	21,062	-	-	21,062

(1)	The aggregate grant date fair value of the restricted stock awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards

There were none outstanding equity incentive awards held by the named executive officers as of the fiscal year ended December 31, 2025.

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

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2025.

FISCAL 2025 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chang Qiu	3,000	-	-	-	-	-	3,000
Zhiqing Chen	-	-	-	-	-	-	-
George Kai Chu	-	-	-	-	-	-	-
Chung Wang Yiu (Ron)	-	-	-	-	-	-	-
Fernando Chen I-Ting	2,570	-	-	-	-	-	2,570
Justin Tam	-	-	-	-	-	-	-

(1)	The aggregate grant date fair value of the restricted stock awarded to each director is computed in accordance with FASB ASC Topic 718.

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

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of March 31, 2026, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Handong Cheng (3)(5)	276,774	8.47%
George Kai Chu (6)	95,833	2.93%
Zhiqing Chen (7)	3,500	*
Chang Qiu (8)	22,500	*
Chung Wang Yiu (Ron)	-	-
Fernando Chen I-Ting	-	-
Justin Tam	-	-
All Directors and Executive Officers as a Group (7 persons)	398,607	12.20%
Rise King Investments Limited (3)(4)	147,099	4.50%
Zhige Zhang (3)(9)	148,264	4.54%
Xuanfu Liu (3)(10)	149,599	4.58%
________________
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

(6)    Consists of (i) 6,227 shares of common stock owned directly by Mr. Chu and (ii) 89,606 shares of common stock owned by Marvel Investment Limited and which are deemed to be beneficially owned by Mr. Chu.

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

Description of Securities

Our authorized capital stock consists of 32,500,000 shares, consisting of 12,500,000 shares of common stock par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. Pursuant to our articles of incorporation, our board of directors has the authority to provide for the issuance, in one or more series, of our authorized preferred stock and to fix or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of our preferred stock. As of December 31, 2025, we had 3,268,429 shares of common stock issued and outstanding, which number was restated to reflect the retrospective effect of the 1-for-4 reserve stock split on September 30, 2024. None of our preferred stock is currently outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, our 2025 Equity Incentive Plan and 2024 Equity Incentive plan was in effect.

The following table provides information as of December 31, 2025 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted- average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	900,000
Equity compensation plans not approved by security holders	-	-
Total	-	$-	900,000

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following includes a summary of transactions since the beginning of fiscal 2025 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 and 1% of the average of our total assets at December 31, 2024 and 2025 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”):

As of December 31, 2025, the Company had a balance due to Handong Cheng, Chief Executive Officer and director of the Company, of approximately US$0.47 million.

On September 25, 2024, we entered into a securities purchase agreement with Marvel Investment Limited, a British Virgin Island company, which is owned and controlled by George Kai Chu, a director of the Company (“Marvel Investment”), pursuant to which Marvel Investment agreed to purchase 89,606 shares of common stock of the Company, for an aggregate purchase price of US$268,818. On the date that the securities purchase agreement was signed, Marvel Investment also entered into a lock-up agreement with the Company, whereby Marvel Investment agreed not to transfer the shares until six-month anniversary of the date of the securities purchase agreement. The number of shares have been restated to reflect the effect of the 1-for-4 reverse stock split on September 30, 2024. On June 10, 2025, the transaction with Marvel Investment was completed.

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

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2025 and 2024, by categories specified below in connection with certain professional services rendered by ARK Pro CPA & Co. (“ARK”) our independent registered public accounting firm, whom we engaged on July 26, 2023 and by Centurion ZD CPA & Co. (“CZD”) our former independent registered public accounting firm, that we dismissed on the same date as we engaged ARK.

Fees	2025	2024
Audit Fees	$303,958	$296,073
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$303,958	$296,073

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

2.1

Share Exchange Agreement, dated as of June 26, 2009, by and among Emazing Interactive, Inc., G. Edward Hancock, China Net Online Media Group Limited, and the shareholders of China Net Online Media Group Limited. (Incorporated by reference herein to the Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

2.2	Agreement and Plan of Merger (Incorporated by reference herein to the Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009)

3.1	Articles of Incorporation of Emazing Interactive, Inc., as amended (Incorporated by reference herein to the Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

3.2

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to the Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2016)

3.3	Articles of Merger (Incorporated by reference herein to the Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009)

3.4	By-laws. (Incorporated by reference herein to the Exhibit 2.4 to the Company’s Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on October 20, 2006)

3.5

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2020)

3.6	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021)

3.7

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2023)

3.8

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2024)

4.1*	2011 Omnibus Securities and Incentive Plan (Incorporated by reference herein to Annex A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on May 2, 2011)

4.2*

ChinaNet Online Holdings, Inc. 2015 Equity Incentive Plan. (Incorporated by reference herein to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2015)

4.3

Form of Common Stock Purchase Warrant (Incorporated by reference herein to the Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2018)

4.4	Description of Securities +

4.5*

ChinaNet Online Holdings, Inc. 2020 Omnibus Equity Incentive Plan. (Incorporated by reference herein to the Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 2, 2020)

4.6

Form of Common Stock Purchase Warrant (Incorporated by reference herein to the Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2020)

4.7

Form of Common Stock Purchase Warrant (Incorporated by reference herein to the Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021)

4.8*

ZW Data Action Technologies Inc. 2024 Equity Incentive Plan (Incorporated by reference herein to the Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 22, 2024)

4.9*	ZW Data Action Technologies Inc. 2025 Equity Incentive Plan (Incorporated by reference herein to the Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2025)

10.1

Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.2

Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.3

Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.4

Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd.(Incorporated by reference herein to the Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.5

Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.6

Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.7

Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Beijing CNET Online Advertising Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.8

Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.9

Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.10

Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Beijing CNET Online Advertising Co., Ltd. (Incorporated by reference herein to the Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.11

Exclusive Business Cooperation Agreement, dated October 8, 2008, by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.12

Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.13

Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.14

Exclusive Option Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.15

Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Handong Cheng with respect to Mr. Cheng’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.16

Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Xuanfu Liu with respect to Mr. Liu’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.17

Equity Interest Pledge Agreement, dated as of October 8, 2008, by and among Rise King Century Technology Development (Beijing) Co., Ltd., Business Opportunity Online (Beijing) Network Technology Co., Ltd. and Li Sun with respect to Ms. Sun’s equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on July 2, 20091)

10.18

Power of Attorney of Handong Cheng, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.19

Power of Attorney of Xuanfu Liu, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as his agent and attorney in connection with his equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.20

Power of Attorney of Li Sun, dated as of October 8, 2008, appointing Rise King Century Technology Development (Beijing) Co., Ltd. as her agent and attorney in connection with her equity interest in Business Opportunity Online (Beijing) Network Technology Co., Ltd. (Incorporated by reference herein to the Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on July 2, 2009)

10.21

Securities Purchase Agreement, dated as of August 21, 2009. (Incorporated by reference herein to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009)

10.22

Securities Escrow Agreement, dated as of August 21, 2009. (Incorporated by reference herein to the  Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009)

10.23*

Independent Director Agreement effective as of November 30, 2009 by and between the Company and Douglas MacLellan. (Incorporated by reference herein to the Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009)

10.24*

Independent Director Agreement effective as of November 30, 2009 by and between the Company and Mototaka Watanabe. (Incorporated by reference herein to the Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009)

10.25*

Independent Director Agreement effective as of November 30, 2009 by and between the Company and Zhiqing Chen. (Incorporated by reference herein to the Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009)

10.26

Letter Agreement, dated January 8, 2018, between ChinaNet Online Holdings, Inc. and FT Global Capital, Inc. (Incorporated by reference herein to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2018)

10.27

Form of Securities Purchase Agreement dated January 12, 2018, among ChinaNet Online Holdings, Inc. and certain institutional investors. (Incorporated by reference herein to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2018)

10.28

Securities Purchase Agreement, dated August 7, 2019. (Incorporated by reference herein to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2019)

10.29

English translation of the Technical Development (Commission) Contract dated as of February 28, 2018 by and among the Company, ChinaNet Online Technology Co., Ltd. and RedRun Limited (Incorporated by reference herein to the Exhibit 10.1 of the Company’s Registration Statement on Form S-3, as amended, filed with the Securities and Exchange Commission on February 12, 2020)

10.30

English translation of the Technical Development (Commission) Contract dated as of March 8, 2018 by and between Rise King Century Technology Development (Beijing) Co., Ltd. and Beijing Shengshi Kaida Technical Service Co., Ltd. (Incorporated by reference herein to the Exhibit 10.2 of the Company’s Registration Statement on Form S-3, as amended, filed with the Securities and Exchange Commission on February 12, 2020)

10.31

Letter Agreement, dated October 28, 2020, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (Incorporated by reference herein to the Exhibit 10.1 of the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2020)

10.32

Form of Securities Purchase Agreement dated December 10, 2020, among ZW Data Action Technologies Inc. and certain institutional investors. (Incorporated by reference herein to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2020)

10.33

Letter Agreement, dated February 16, 2021, between ZW Data Action Technologies Inc. and FT Global Capital, Inc. (Incorporated by reference herein to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021)

10.34

Form of Securities Purchase Agreement dated February 16, 2021 among ZW Data Action Technologies Inc. and certain institutional investors. (Incorporated by reference herein to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021)

10.35

Securities Purchase Agreement dated August 23, 2024 among ZW Data Action Technologies Inc. and the Purchaser (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2024)

10.36

Securities Purchase Agreement dated September 5, 2024 among ZW Data Action Technologies Inc. and the Purchaser (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2024)

10.37

Securities Purchase Agreement dated September 6, 2024 among ZW Data Action Technologies Inc. and the Purchaser (Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2024)

10.38

Securities Purchase Agreement dated September 25, 2024 among ZW Data Action Technologies Inc. and the Purchaser (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024)

10.39

Securities Purchase Agreement dated January 2, 2025 among ZW Data Action Technologies Inc. and the Purchaser (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025)

10.40

Securities Purchase Agreement dated January 3, 2025 among ZW Data Action Technologies Inc. and the Purchaser (Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025)

10.41

Securities Purchase Agreement dated January 15, 2025 among ZW Data Action Technologies Inc. and the Purchaser (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025)

10.42

Securities Purchase Agreement dated January 17, 2025 among ZW Data Action Technologies Inc. and the Purchaser (Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025)

10.43

Share Sale and Purchase Agreement dated March 3, 2025 (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2025)

10.44	Securities Purchase Agreement with Golden Harvest Trust Limited dated May 8, 2025 (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2025)

10.45	Securities Purchase Agreement with BlackSilver Trust (Hong Kong) Limited dated May 8, 2025 (Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2025)

10.46	Securities Purchase Agreement Chaucer Investment & Consulting Limited dated May 13, 2025 (Incorporated by reference herein to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2025)

10.47	Purchase Agreement with B Ocean Capital Management Limited dated September 17, 2025 (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2025)

10.48	Purchase Agreement with Fun Star Group INC. and Modest Attack Limited dated October 28, 2025 (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2025)

14	Code of Ethics (Incorporated by reference herein to the Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

19	Insider Trading Policy (Incorporated by reference herein to the Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025)

21.1	Subsidiaries of the Registrant +

23.1	Consent of ARK Pro CPA & Co. +

24	Power of Attorney (included in the signature page) +

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

97	Clawback Policy (Incorporated by reference herein to the Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025)

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

ZW Data Action Technologies Inc.

Dated: March 31, 2026	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2026	By:	/s/ Handong Cheng
	Name:	Handong Cheng
	Title:	Chairman, Chief Executive Officer and Acting Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Dated: March 31, 2026	By:	/s/ George Kai Chu
	Name:	George Kai Chu
	Title:	Director

Dated: March 31, 2026	By:	/s/ Zhiqing Chen
	Name:	Zhiqing Chen
	Title:	Director

Dated: March 31, 2026	By:	/s/ Chung Wang Yiu (Ron)
	Name:	Pau Chung Ho
	Title:	Director

Dated: March 31, 2026	By:	/s/ Chang Qiu
	Name:	Changhua Qiu
	Title:	Director

Dated: March 31, 2026	By:	/s/ Fernando Chen I-Ting
	Name:	Fernando Chen I-Ting
	Title:	Director

Dated: March 31, 2026	By:	/s/ Justin Tam
	Name:	Justin Tam
	Title:	Director

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

ZW Data Action Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZW Data Action Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2025, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated deficit from recurring net losses and significant net operating cash outflow for the year ended December 31, 2025. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has accumulated deficit from recurring net losses and significant net operating cash outflow for the year ended December 31, 2025. Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing loans from existing shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

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

Assessment of allowance for current expected credit losses (“CECL”)

As discussed in Note 4(y) to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (codified as Accounting Standard Codification Topic 326) and several associated ASUs on January 1, 2023 using a modified retrospective approach. The Company assessed that trade receivable and other current assets which primarily consisted of short-term loans the Company provided to unrelated parties are within the scope of ASC 326. The allowance for credit losses reflects the Company's current estimate of credit losses expected to be incurred over the life of the related financial assets. The allowance for credit losses is presented as a valuation account that is deducted from the amortized cost basis of financial asset(s) to present the net amount expected to be collected on the financial asset(s).

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

Hong Kong, China

March 31, 2026

PCAOB ID: 3299

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	As of December 31,
	2025	2024
	(US $)	(US $)
Assets
Current assets:
Cash and cash equivalents	$970	$812
Accounts receivable, net of allowance for doubtful accounts of $5,137 and $4,817 respectively	545	1,614
Prepayment and deposit to suppliers	5,211	4,508
Other current assets, net	830	2,239
Total current assets	7,556	9,173

Long-term investments, net	1,117	397
Operating lease right-of-use assets	48	-
Property and equipment, net	142	116
Intangible assets, net	515	-
Deposit for investment	300	-
Total Assets	$9,678	$9,686

Liabilities and Equity
Current liabilities:
Accounts payable *	$169	$93
Advances from customers *	522	489
Accrued payroll and other accruals *	517	557
Taxes payable *	3,249	3,152
Operating lease liabilities *	49	-
Advance from investors	-	1,075
Other current liabilities *	566	480
Total current liabilities	5,072	5,846

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	As of December 31,
	2025	2024
	(US $)	(US $)
Long-term liabilities:
Deferred tax liability	78	-
Long-term borrowing from a related party	125	122
Total Liabilities	5,275	5,968

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 12,500,000 shares; issued and outstanding 3,268,429 shares and 2,301,205 shares at December 31, 2025 and 2024, respectively)**	3	2
Common stock to be issued	420	-
Additional paid-in capital**	65,346	63,102
Statutory reserves	2,598	2,598
Accumulated deficit	(65,221)	(63,451)
Accumulated other comprehensive income	1,197	1,407
Total ZW Data Action Technologies Inc.’s stockholders’ equity	4,343	3,658

Noncontrolling interests	60	60
Total equity	4,403	3,718

Total Liabilities and Equity	$9,678	$9,686

*Liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets (Note 2).

**Retrospectively restated for effect of the 1-for-4 reverse stock split effective September 30, 2024, respectively. See Note 4(l).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2025	2024
	(US $)	(US $)

Revenues	$4,614	$15,439
Cost of revenues	4,261	14,993
Gross profit	353	446

Operating expenses
Sales and marketing expenses	-	207
General and administrative expenses	2,306	3,996
Total operating expenses	2,306	4,203

Loss from operations	(1,953)	(3,757)

Other income/(expenses)
Interest income	189	298
Impairment on long-term investments	-	(2)
Gain on disposal of subsidiaries	-	23
Other income/(expenses), net	(6)	68
Total other income	183	387

Loss before income tax benefit/(expense) and noncontrolling interests	(1,770)	(3,370)
Income tax expenses	(1)	(399)
Net loss	(1,771)	(3,769)
Net income attributable to noncontrolling interests	1	8
Net loss attributable to ZW Data Action Technologies Inc.	$(1,770)	$(3,761)

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Year Ended December 31,
	2025	2024
	(US $)	(US $)

Net loss	$(1,771)	$(3,769)
Foreign currency translation income/(loss)	(209)	133
Comprehensive loss	$(1,980)	$(3,636)
Comprehensive loss/(income) attributable to noncontrolling interests	-	10
Comprehensive loss attributable to ZW Data Action Technologies Inc.	$(1,980)	$(3,626)

Loss per share
Loss per common share
Basic and diluted **	$(0.67)	$(1.86)

Weighted average number of common shares outstanding :
Basic and diluted **	2,655,963	2,021,492

**Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, see Note 4(l).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
	(US $)	(US $)

Cash flows from operating activities
Net loss	$(1,771)	$(3,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	232	938
Amortization of operating lease right-of-use assets	46	22
Share-based compensation expenses	346	684
Loss on disposal of fixed assets	-	3
Impairment on long-term investments	-	2
Provision of allowances for doubtful accounts	693	846
Deferred taxes	(29)	399
Gain on disposal of subsidiaries	-	(23)
Other non-operating (income)/losses	(189)	(397)
Changes in operating assets and liabilities
Accounts receivable	852	(1,667)
Prepayment and deposit to suppliers	(1,022)	616
Other current assets	1	(3)
Accounts payable	74	(106)
Advances from customers	23	(284)
Accrued payroll and other accruals	(105)	211
Other current liabilities	(65)	492
Taxes payable	30	2
Operating lease liabilities	(45)	(24)
Net cash used in operating activities	(929)	(2,058)

Cash flows from investing activities
Purchase of vehicles, furniture and office equipment	(65)	(3)
Purchase of intellectual property	(600)	-
Cash effect of deconsolidation of subsidiaries	-	(6)
Investment and advances to ownership investee entities	-	(2)
Net proceeds from disposal of long-term investments	-	147
Cash acquired during the period	-	9
Repayment of short-term loans and interest income from unrelated parties	1,121	901
Cash paid for acquisition of equity interests	(300)	-
Deposit for other investing contracts	(300)	(151)
Net cash provided by/(used in) investing activities	(144)	895

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
	2025	2024
	(US $)	(US $)

Cash flows from financing activities
Advance from investors	-	1,075
Proceeds from PIPE transactions, net of $45 of direct offering costs paid by cash	1,233	-
Capital contribution from noncontrolling interest	-	70
Net cash provided by financing activities	1,233	1,145

Effect of exchange rate fluctuation on cash and cash equivalents	(2)	13

Net (decrease)/increase in cash and cash equivalents	158	(5)

Cash and cash equivalents, at beginning of the year	812	817
Cash and cash equivalents, at end of the year	$970	$812

Supplemental disclosure of cash flow information

Private placement consummated during the period	$1,075	$-
Unpaid direct offering cost incurred during the period	$63	$-
Common stock to be issued for an investment transaction consummated during the period	$420	$-

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for number of shares)

	Common stock		Common stock to be issued	Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2024**	1,926,205	$2	-	$62,072	$2,598	$(59,690)	$1,272	$-	$6,254
Noncontrolling interest in a acquired VIE	-	-		-	-	-	-	5	5
Disposal of noncontrolling interests in VIEs	-	-		-	-	-	-	(5)	(5)
Capital contribution from noncontrolling interests	-	-		-	-	-	-	70	70
Share-based compensation in exchange for services from employees, directors and consultants	375,000	-		1,030	-	-	-	-	1,030
Net loss for the year	-	-		-	-	(3,761)	-	(8)	(3,769)
Foreign currency translation adjustment	-	-		-	-	-	135	(2)	133
Balance, December 31, 2024	2,301,205	2	-	63,102	2,598	(63,451)	1,407	60	3,718
Issuance of common stock for private placement, net of US$108 direct offering costs	967,224	1	-	2,244	-	-	-	-	2,245
Common stock to be issued related to an investment transaction	-	-	420	-	-	-	-	-	420
Net loss for the year	-	-	-	-	-	(1,770)	-	(1)	(1,771)
Foreign currency translation adjustment	-	-	-	-	-	-	(210)	1	(209)
Balance, December 31, 2025	3,268,429	3	420	65,346	2,598	(65,221)	1,197	60	4,403

** Retrospectively restated for effect of the 1-for-4 reverse stock split effective on September 30, 2024, respectively. See Note 4(l).

See notes to consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

ZW Data Action Technologies Inc. (f/k/a ChinaNet Online Holdings, Inc.) (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”) and its other subsidiaries outside of mainland China, is engaged in providing Internet advertising, precision marketing, influencer marketing services as well as the related data and technical services to small and medium enterprises (SMEs). The Company also develops blockchain enabled web/mobile applications and provides software solutions, i.e., Software-as-a-Service (“SaaS”) services for clients and engages in IP licensing services. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Company’s consolidated subsidiaries, VIEs and VIEs’ subsidiaries are summarized as follows:

Name of the entity	Place and date of incorporation	Percentage of legal ownership	Principal activities

Subsidiaries:

China Net Online Media Group Limited (“China Net BVI”)	British Virgin Islands August 13, 2007	100%	Investment holding company

CNET Online Technology Co. Limited (“China Net HK”)	Hong Kong, PRC September 4, 2007	100%	Investment holding company

ChinaNet Investment Holding Ltd. (“ChinaNet Investment BVI”)	British Virgin Islands January 12, 2015	100%	Investment holding company

Cnet Technology (HK) Limited, formerly known as Rahula Digital Media (HK) Limited (“Rahula”)	Hong Kong July 23, 2024	100%	Intellectual Property Licensing Services

Shenzhen Shangye Consulting Services Co., Ltd.	PRC July 17, 2023	100%	Intellectual Property Licensing Services

Grandon Investments Limited (“Grandon BVI”)	British Virgin Islands February 13, 2006	100%	Investment holding company, providing e-commerce advertising services and blockchain-based SaaS services

Rise King Century Technology Development (Beijing) Co., Ltd. (“Rise King WFOE”)	PRC January 17, 2008	100%	Investment holding company, providing advertising, marketing and related services

ChinaNet Online Holdings Co., Ltd. (“ChinaNet Online Holdings”)	PRC August 31, 2015	100%	Investment holding company

ChinaNet Online (Guangdong) Holdings Co., Ltd. (“ChinaNet Online Guangdong Holdings”)	PRC May 12, 2021	100%	Investment holding company

CNET Technology Limited (“CNET Technology”)	British Virgin Islands August 13, 2025	100%	Investment holding company

Cnet SEA Limited (“Cnet SEA”)	Samoa November 21, 2025	100%	Investment holding company

CNET Media (HK) Limited	Hong Kong June 5, 2025	100%	Investment holding company, providing advertising, marketing and related services

VIEs:

Business Opportunity Online (Beijing) Network Technology Co., Ltd. (“Business Opportunity Online”)	PRC December 8, 2004	Consolidated VIE	Providing online advertising, precision marketing and the related data services

Beijing CNET Online Advertising Co., Ltd. (“Beijing CNET Online”)	PRC January 27, 2003	Consolidated VIE	Providing advertising, marketing and related value-added services

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIEs’ subsidiaries:

Beijing Chuang Fu Tian Xia Network Technology Co., Ltd. (“Beijing Chuang Fu Tian Xia”)	PRC March 1, 2011	VIE’s subsidiary	Providing online advertising, precision marketing and the related data services

Business Opportunity Online (Hubei) Network Technology Co., Ltd. (“Business Opportunity Online Hubei”)	PRC January 28, 2011	VIE’s subsidiary	Providing online advertising, precision marketing and the related data services

ChinaNet Online (Guangdong) Technology Co., Ltd. (“ChinaNet Online Guangdong Technology”)	PRC May 26, 2020	VIE’s subsidiary	Developing and operating blockchain technology-based products and services, and other related value-added services

Guangzhou Zhongtian Hexin Xibao Technology Co., Ltd.	PRC April 23, 2024	VIE’s subsidiary	Distribution of health and wellness related products

2.	Variable Interest Entities

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively:

	As of December 31,
	2025	2024
	US$(’000)	US$(’000)
Assets
Current assets:
Cash and cash equivalents	$13	$24
Accounts receivable, net	-	34
Prepayment and deposit to suppliers	1,073	1,189
Other current assets	2	2
Total current assets	1,088	1,249

Property and equipment, net	66	85
Deferred tax assets	-	-
Total Assets	$1,154	$1,334

Liabilities
Current liabilities:
Accounts payable	$95	$93
Advances from customers	461	489
Accrued payroll and other accruals	26	14
Taxes payable	2,578	2,521
Operating lease liabilities	-	-
Lease payment liabilities related to short-term leases	-	-
Other current liabilities	624	546
Total current liabilities	3,784	3,663

Operating lease liabilities-Non current	-	-
Total Liabilities	$3,784	$3,663

Liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets.

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)

Revenues	$50	$9,909
Cost of revenues	44	9,842
Total operating expenses	27	2,036
Net loss before allocation to noncontrolling interests	27	2,301

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Liquidity and capital resource and going concern evaluation

For the years ended December 31, 2025 and 2024, the Company incurred a loss from operations of approximately US$1.95 million and US$3.76 million, respectively. Net operating cash outflow for the years ended December 31, 2025 and 2024 was approximately US$0.93 million and US$2.06 million, respectively. As of December 31, 2025, the Company had cash and cash equivalents of approximately US$0.97 million and working capital of US$2.48 million.

The Company experienced decreased revenue but increased gross profit margin for the year ended December 31, 2025. The decreased in revenue was primarily attributable to the winding down of our distribution of the right to use search engine marketing service in the PRC but the improvement in gross profit margin is due to increased revenue in our higher margin internet advertising and related marketing services and IP services.

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

In addition, in order to further develop our core business, i.e., our Internet advertising and related data service business, broaden and diversify the online marketing channels for customers, reinforce our industry competitive advantage, we are actively seeking to acquire or invest in businesses and build teams with AI capabilities and proprietary intellectual properties that enable more accurate marketing solutions and cost efficient content creation. We may also pursue acquisitions or investments in businesses that expand our blockchain-based SaaS services, including technologies and platforms related to the tokenization of real-world assets. On March 7, 2025, ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of ZW Data Action Technologies Inc. (the “Registrant”) acquired the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company (the "Rahula") that Vickie Chan, an individual (the “Seller”) owned, pursuant to that certain Share Sale and Purchase Agreement, dated March 3, 2025, entered into by and between the Purchaser and the Seller for a total consideration of US$0.6 million. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies. The acquisition of Rahula Group and its intellectual property has enabled us to establish our IP services business segment. We generate revenue by licensing the intellectual property acquired through Rahula Group to customers. In the short term, we expect that cash flows generated from this business segment to help improve our liquidity, as it does not require significant ongoing capital investment or material cash outflows. On November 24, 2025, we changed the corporate name of Rahula to Cnet Technology (HK) Limited.

On September 17, 2025, CNET Technology Limited ("CNET Technology"), a wholly-owned subsidiary of ZW Data Action Technologies Inc. (the “Company”) in the British Virgin Islands, entered into a purchase agreement with B Ocean Capital Management Limited, a Cayman Islands company, and Oasis Management Consultant Limited, a Hong Kong company (collectively with B Ocean Capital Management Limited, the “Sellers”) and Titans Investment Asset Holdings Limited, a British Virgin Islands company (“Titans”), pursuant to which each Seller will sell its 9.80% equity interests in Titans (the “Titans Equity Interests”) to CNET Technology. In consideration for the Titans Equity Interests, CNET Technology shall pay to the Sellers totaling $300,000 in cash and cause the Company to issue 200,000 shares of common stock of the Company, having a total value of $420,000 and valued at $2.10 per share, to the Sellers. CNET Technology obtained the Titans Equity Interests on October 21, 2025; however, as of the date of this report, the Company has not yet issued the 200,000 shares of common stock to the Sellers and the closing of the transaction has not yet taken place. Titans is principally engaged in providing digital marketing and advertising services.

On October 28, 2025, CNET Technology, a wholly-owned subsidiary of the Company in the British Virgin Islands, entered into a purchase agreement (the “Acquisition Agreement”) with Fun Star Group INC., a British Virgin Islands company (“Fun Star”) and Modest Attack Limited, a British Virgin Islands company (“Modest”), pursuant to which Fun Star will sell its 9.9% equity interests in Modest (the “ Modest Equity Interests”) to CNET Technology. In consideration for the Modest Equity Interests, CNET Technology shall pay to Fun Star $625,000 in cash and cause the Company to issue 150,000 shares of common stock of the Company, having a total value of $375,000 and valued at $2.50 per share, to Fun Star. The closing of the acquisition is subject to customary terms and conditions as set forth in the Acquisition Agreement. Modest is principally engaged in providing consulting and technology development services related to the tokenization of real-world assets, including token economics design, blockchain platform development, ecosystem infrastructure support, and digital asset monitoring and management.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, for the next 12 months from the date hereof, we anticipate to generate additional cash inflows and/or improve our liquidity through the following: (1) our short-term working capital loans provided to unrelated parties will mature within the next 12 months that we anticipate collecting these loan principals and the related interest income within the next 12 months; (2) equity financing; (3) we plan to reduce our operating costs through optimizing the personnel structure among different offices and reduce our office leasing spaces, if needed. This may incur incremental costs related to employee layoff compensation and contract termination penalty.

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

The consolidated financial statements as of December 31, 2025 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of December 31, 2025 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements are as follows:

	As of December 31,
	2025	2024

Balance sheet items, except for equity accounts	7.0288	7.1884

	Year Ended December 31,
	2025	2024
Items in the statements of operations and comprehensive loss	7.1429	7.1217

No representation is made that the RMB amounts could have been or could be converted into US$ at the above rates.

e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company’s cash is held in accounts at major financial institutions located in the U.S. and the PRC, which includes Hong Kong. As of December 31, 2025, US$0.17 million of the Company’s cash was held in accounts at financial institutions located in the U.S., and the remaining US$0.80 million was held in the accounts at financial institutions located in the PRC. The Company believes that these financial institutions are of high credit quality, all of which have participated in the federal/national deposit insurance scheme of their respective jurisdiction. The Company’s cash held in accounts at the financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation (FDIC) for up to US$0.25 million per depositor per insured bank and the cash held in accounts at the financial institutions in the PRC are insured by the Deposit Insurance Capital Corporation (DICC), a wholly-owned subsidiary of the People’s Bank of China, for up to RMB0.50 million per depositor per insured bank. The Company's cash held in accounts at financial institutions in Hong Kong are covered by the Hong Kong Deposit Protection Scheme, which provides protection of up to HK$800,000 per depositor per insured bank. The Company, its subsidiaries, VIEs and VIEs’ subsidiaries have not experienced any losses in such accounts in the U.S. and the PRC and do not believe their cash is exposed to any significant risk.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2025, we transferred US$0.40 million in cash to our operating subsidiaries. For the year ended December 31, 2024, we transferred US$0.48 million in cash to our operating subsidiaries

For the year ended December 31, 2025, our consolidated VIEs transferred US$0.09 million to our consolidated subsidiaries as repayment of loans. For the year ended December 31, 2024, our consolidated VIEs transferred US$0.02 million to our consolidated subsidiaries as repayment of loans.

For the years ended December 31, 2025 and 2024, the Company’s PRC subsidiaries, the VIEs, and VIE’s subsidiaries did not transfer any cash outside of the PRC.

f)	Accounts receivable, net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. For the year ended December 31, 2025, the Company recorded approximately US$0.22 million of allowance for doubtful accounts against its accounts receivable. For the year ended December 31, 2024, the Company recorded approximately US$0.89 million of allowance for doubtful accounts against its accounts receivable.

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

For the year ended December 31, 2025, the Company recorded nil in impairment loss associated with its long-term investments. For the year ended December 31, 2024, the Company recorded approximately US$0.002 million impairment loss associated with its long-term investments.

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

ZW DATA ACTION TECHNOLOGIES INC.
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

For the year ended December 31, 2025 and 2024, the Company recorded no impairment loss associated with its intangible assets.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advance from customers related to unsatisfied performance obligations are generally refundable. Refund of advance from customers was insignificant for both the years ended December 31, 2025 and 2024.

ZW DATA ACTION TECHNOLOGIES INC.
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

Internet advertising and related marketing service

For our internet advertising and related marketing service during the year ended December 31, 2025, we primarily provided influencer marketing services and digital marketing services to our clients. Revenues related to our influencer marketing services and digital marketing services are recognized based on when the marketing service is completed and accepted by our clients. The Company recognizes the revenue on a gross basis, because the Company determines that it is a principal in the transaction who control the goods or services before they are transferred to the customers.

IP Services

For our IP services during the year ended December 31, 2025, we licensed intellectual property acquired from Rahula to our clients. Revenues related to our IP services are recognized over time for the term of the agreement. The customer simultaneously receives and consumes the benefits of the licensed intellectual property over the term of the agreement. The Company recognizes the revenue on a gross basis, because the Company determines that it is a principal in the transaction who control the goods or services before they are transferred to the customers.

Blockchain-based SaaS services

The Company develops blockchain enabled web/mobile applications and provides Software-as-a-Service (“SaaS”) services for clients. We also purchase and sell mobile applications with blockchain functionalities. Fixed periodical subscription fee revenues for the use of the Company’s Blockchain Integrated Framework (“BIF”) platform are recognized ratably on a monthly basis over the period of the subscription service (“over time”). Revenues related to the Non-fungible Token (“NFT”) generation service provided through the BIF platform are recognized based on a fixed price per NFT generation, when a NFT is generated, delivered and accepted by customers (“point in time”). Revenue from the purchase and sale of mobile applications is recognized when the deliverables are delivered and accepted by customers. The Company recognizes the revenue on a gross basis, because the Company determines that it is a principal in the transaction who control the goods or services before they are transferred to the customers.

The following tables present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)
Internet advertising and related service
--distribution of the right to use search engine marketing service	50	9,909
--Internet advertising and related data service	3,688	4,780
IP Services	260	-
Blockchain-based SaaS services	616	750
Total revenues	$4,614	$15,439

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)

Revenue recognized over time	310	9,909
Revenue recognized at a point in time	4,304	5,530
Total revenues	$4,614	$15,439

Contract costs

For the years ended December 31, 2025 and 2024, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract.

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

The Company’s contract liabilities primarily consist of advance from customers related to unsatisfied performance obligations in relation to online advertising placement service and distribution of the right to use search engine marketing service. All contract liabilities are expected to be recognized as revenue within one year. The table below summarized the movement of the Company’s contract liabilities for the two years ended December 31, 2025:

Contract liabilities
US$(’000)

Balance as of January 1, 2024	843
Exchange translation adjustment	(13)
Revenue recognized from beginning contract liability balance	(527)
Advances received from customers related to unsatisfied performance obligations	186
Balance as of December 31, 2024	489
Exchange translation adjustment	11
Revenue recognized from beginning contract liability balance	(39)
Advances received from customers related to unsatisfied performance obligations	61
Balance as of December 31, 2025	522

For the years ended December 31, 2025 and 2024, there is no revenue recognized from performance obligations that were satisfied in prior periods.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction price allocated to remaining performance obligation

The Company has elected to apply the practical expedient in paragraph ASC Topic 606-10-50-14 and did not disclose the information related to transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2025 and 2024, because all performance obligations of the Company’s contracts with customers have an original expected duration of one year or less.

n)	Cost of revenues

Cost of revenues primarily includes the cost of Internet and other forms of advertising resources and related technical services purchased from third parties, amortization of software platform development cost, amortization of intellectual property and other direct cost associated with providing services.

o)	Research and development expenses

The Company accounts for expenses for the enhancement, maintenance and technical support to the Company’s Internet platforms and intellectual properties that are used in its daily operations in research and development expenses. Research and development costs are charged to expense when incurred. Expenses for research and development for the years ended December 31, 2025 and 2024, were nil.

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

For lease contracts with a duration of twelve months or less and thus met the definition of a short-term lease under ASC 842, the Company, in accordance with ASC 842-20-25-2, elected not to apply the recognition requirements (i.e. not to recognize right-of-use asset and related lease liability) to these short-term leases. Instead, the Company recognized the lease payments of these short-term leases in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. As of December 31, 2025 and 2024, lease payments liability related to these short-term leases was approximately nil.

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

As of December 31, 2025 and 2024, operating lease right-of-use assets recognized was approximately US$0.05 million and nil, respectively. As of December 31, 2025 and 2024, total operating lease liabilities recognized was approximately US$0.05 million and nil, respectively.

Maturity of operating lease liabilities

As of December 31, 2025, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$0.05 million and US$0.05 million, respectively.

As of December 31, 2024, we did not recognize any operating lease right-of-use assets and operating lease liabilities.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of operating lease liabilities

Operating leases
US$(’000)
Year ending December 31,
-2026	51
Total undiscounted lease payments	51
Less: imputed interest	(2)
Operating lease liabilities as of December 31, 2025	$49

Including:
Operating lease liabilities	49
Operating lease liabilities-Non current	-
$49

Operating lease expenses:

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)

Long-term operating lease contracts	50	22
Short-term operating lease contracts	5	34
Total	55	56

Supplemental information related to operating leases:

	Year Ended December 31,
	2025	2024

Operating cash flows used for operating leases (US$’000)	53	25
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	87	-
Weighted-average remaining lease term (years)	-	-
Weighted-average discount rate	6%	6%

q)	Income taxes

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

The Company recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The tax returns of the Company and its subsidiaries and VIEs are subject to examination by the relevant local tax authorities. The statute of limitations related to these tax returns under different circumstances various from 3-10 years, and for PRC entities, there is no statute of limitation in the case of tax evasion. The Company did not have any material interest or penalties associated with tax positions for the years ended December 31, 2025 and 2024 and did not have any significant unrecognized uncertain tax positions as of December 31, 2025 or 2024.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

s)	Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operations as the related employee service are provided.

For our Hong Kong employees, the Company also evaluates long service payments to be made by the Company to its employees upon the termination of services as a defined benefit plan under post-employment benefits. The cost of providing benefits is measured using projected unit credit method with actuarial valuations to determine its present value and service cost. When the calculation results in a benefit to the Company, the recognized assets limited to lower of the present value of economic benefits available in the form of any future refunds from the plan or reductions in future contributions to the plan and the asset ceiling. The net defined benefit liabilities recognized in the statement of financial position represent the present value of the obligation under defined benefit plan minus the fair value of plan assets. The remeasurement of the net defined benefit liabilities during a period are recognized as cost of defined benefit plan during the period. For the year ended December 31, 2025, the Company did not recognize long service payments as the amount was considered immaterial.

t)	Share-based payment transactions

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

u)	Comprehensive income (loss)

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

v)	Earnings (loss) per share

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

w)	Asset acquisition of Rahula Group

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

Acquisition of Rahula Digital Media (HK) Limited.

On March 7, 2025, ChinaNet Investment Holding Limited (the “Purchaser”), a British Virgin Islands company and an indirect wholly-owned subsidiary of ZW Data Action Technologies Inc. acquired the 10,000 shares of Rahula Digital Media (HK) Limited, a Hong Kong company (the "Rahula") that Vickie Chan, an individual (the “Seller”) owned, pursuant to that certain Share Sale and Purchase Agreement, dated March 3, 2025, entered into by and between the Purchaser and the Seller for a total consideration of US$0.6 million. Rahula owns 100% equity interest in Shenzhen Shangye Business Consulting Services Co., Ltd., a People’s Republic of China company (together as “Rahula Group”). Rahula Group is principally engaged in the development and monetization of intellectual property rights on agent management, marketing data management, targeted marketing and mass marketing systems and technologies. On November 24, 2025, we changed the corporate name of Rahula to Cnet Technology (HK) Limited.

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

As of March 7, 2025
US$(’000)
(Unaudited)
Rahula Group intangible asset recorded on acquisition date:
Intangible asset acquired (a)	707
Deferred tax liability generated from the Rahula asset	(107)
Total consideration paid	600

(a)	This intangible asset balance will be amortized over the remaining useful life of 3 years as of the March 7, 2025 acquisition date.

x)	Commitments and contingencies

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

y)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses as of December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	4,817	3,987
Provision for/(reverse of) credit loss during the period	217	892
Exchange translation adjustments	103	(62)
Balance as of end of the period	5,137	4,817

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,513	1,559
Provision for/(reverse of) for credit loss during the period	476	(46)
Written off during the period	-	-
Exchange translation adjustments	-	-
Balance as of end of the period	1,989	1,513

5.	Accounts receivable, net

	As of December 31,
	2025	2024
	US$(’000)	US$(’000)

Accounts receivable	5,682	6,431
Allowance for doubtful accounts	(5,137)	(4,817)
Accounts receivable, net	545	1,614

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2025 and 2024, the Company provided approximately US$5.14 million and US$4.82 million allowance for doubtful accounts, respectively, which were primarily related to the accounts receivable of the Company’s Internet advertising and related services business segment with an aging over six months. The Company evaluates its accounts receivable with an aging over six months and determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. During the years ended December 31, 2025 and 2024, approximately US$0.22 million and US$0.89 million allowance for doubtful accounts was provided, respectively.

6.	Prepayments and deposit to suppliers

	As of December 31,
	2025	2024
	US$(’000)	US$(’000)

Deposits to advertising resources providers	529	612
Prepayments to advertising resources providers	4,257	2,996
Deposit for investing activities	-	152
Other deposits and prepayments	425	748
	5,211	4,508

As of December 31, 2025 and 2024, contractual deposits were primarily paid to the Company’s major Internet advertising resources suppliers and other advertising resource suppliers. The contractual deposits will be refunded to the Company upon expiration of the contracts, which are generally for a one-year period.

According to the contracts signed between the Company and its suppliers, the Company is required to pay certain of the contract amounts in advance. These prepayments will be recognized as cost of revenues when the related services are delivered by the suppliers. As of December 31, 2025 and 2024, prepayments were primarily paid for purchasing Internet resources from the Company’s major Internet advertising resources suppliers.

Deposits for investing activities as of December 31, 2024 represented deposits made to acquire businesses to help further develop and broaden our online marketing channels and reinforce our industry competitive advantage.

Other deposits and prepayments as of December 31, 2025 and 2024 represented deposits and prepayments to the Company’s other services providers, which primarily included deposits for office lease contracts, prepayment for various kinds of professional services, etc.

7.	Other current assets, net

	December 31, 2025	December 31, 2024
	US$(’000)	US$(’000)

Short-term loans to unrelated parties	2,653	3,606
Short-term loans interest receivables	160	138
Staff advances for business operations	6	8
Total other current assets	2,819	3,752
Allowance for doubtful accounts	(1,989)	(1,513)
Other current assets, net	830	2,239

As of December 31, 2025, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 11, 2023, the Company provided a short-term loan of US$2.0 million to another unrelated party. The loan is unsecured and bears a fixed annualized interest rate of 12%. The original maturity date of this loan was July 17, 2023. On July 1, 2023, the Company extended the term of this loan for a six-month period to January 18, 2024. Subsequently, on January 8, 2024, the Company further agreed to extend the term of the loan to January 18, 2025. And on January 9, 2025, the Company agreed to extend the loan to January 18, 2026. For the year ended December 31, 2024, the Company received payment of US$0.77 million, of which approximately US$0.35 million settled outstanding interest and approximately US$0.42 million settled the loan principal. On January 27, 2025, the Company received payment of approximately US$0.57 million, of which approximately US$0.11 million settled outstanding interest and US$0.46 million settled the loan principal. On January 9, 2026, the Company agreed to extend the loan to January 18, 2027. On March 26, 2026, the Company received payment of approximately US$0.05 million to settle outstanding interest.

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the year ended December 31, 2025 and 2024, the Company provided US$0.48 million and reversed US$0.05 million credit losses on short-term loans provided to unrelated parties, respectively.

As of December 31, 2025, other current assets also included a US$0.62 million remaining outstanding balance of a short-term loan that the Company provided to an unrelated party, Digital Sun Ventures Limited, a Hong Kong-based company (“Digital Sun”). In March 2021, the Company and Digital Sun reached an oral agreement, pursuant to which the Company provided a short-term loan of US$1.65 million to Digital Sun. The loan has a one-year term. The loan is unsecured, interest free and is required to be repaid in lump sum at maturity by March 2022. The Company provided this unsecured and interest free loan to Digital Sun in consideration of the promises and claims made by Digital Sun’s management that Digital Sun has close connections with international well-known media companies seeking for strategic cooperation partners in China, and Digital Sun will facilitate building strategic business partnerships among the Company and these media companies. As of March 31, 2022, Digital Sun had repaid US$1.03 million of this loan and defaults on the loan balance of US$0.62 million. The Company attempted to collect the outstanding loan balance. In June 2022, the Company fully allowanced the outstanding loan balance of US$0.62 million based on the Company’s assessment of the collectability of this outstanding balance. The Company had engaged a law firm and prepared and sent a legal letter to Digital Sun in March 2023, and the Company intends to take further actions to safeguard its rights against the default, including but not limited to, arranging meetings with the management of Digital Sun to negotiate the repayment plan in person and filing a lawsuit against Digital Sun after all other means of collection have been exhausted. As of the date hereof, the Company has not received any formal responses from Digital Sun.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Long-term investment

Amount
US$(’000)

Balance as of January 1, 2024	794
Investments during the year	2
Disposed during the year	(397)
Impairment losses provided during the year	(2)
Balance as of December 31, 2024	397
Investments during the year	720
Disposed during the year	-
Impairment losses provided during the year	-
Balance as of December 31, 2025	1,117

As of December 31, 2025, except for long-term investments which were fully impaired, the Company beneficially owned a 7.69%, 9.9%, 9.9% and 19.6% equity interest in each New Business Holdings Limited (“New Business”), Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”) and Titans Investment Asset Holdings Limited (“Titans”), respectively.

On September 17, 2025, CNET Technology, a wholly-owned subsidiary of ZW Data Action Technologies Inc. (the “Company”) in the British Virgin Islands, entered into a purchase agreement with B Ocean Capital Management Limited, a Cayman Islands company, and Oasis Management Consultant Limited, a Hong Kong company (collectively with B Ocean Capital Management Limited, the “Sellers”) and Titans Investment Asset Holdings Limited, a British Virgin Islands company (“Titans”), pursuant to which each Seller will sell its 9.80% equity interests in Titans (the “Titans Equity Interests”) to CNET Technology. In consideration for the Titans Equity Interests, CNET Technology shall pay to the Sellers totaling $300,000 in cash and cause the Company to issue 200,000 shares of common stock of the Company, having a total value of $420,000 and valued at $2.10 per share, to the Sellers. CNET Technology obtained the Titans Equity Interests on October 21, 2025. As of the date of this report, the Company has not yet issued the 200,000 shares of common stock to the Sellers. Titans is principally engaged in providing digital marketing and advertising services.

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

For the year ended December 31, 2025 and 2024, the Company provided nil and approximately US$0.002 million in impairment loss against its long-term investments, respectively.

9.	Property and equipment, net

	As of December 31,
	2025	2024
	US$(’000)	US$(’000)

Vehicles	452	442
Office equipment	879	834
Electronic devices	575	562
Leasehold improvement	39	-
Property and equipment, cost	1,945	1,838
Less: accumulated depreciation	(1,803)	(1,722)
Property and equipment, net	142	116

Depreciation expenses in the aggregate for the years ended December 31, 2025 and 2024 were approximately US$0.04 million and US$0.10 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Intangible assets, net

	As of December 31, 2025
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,321	(916)	(405)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Rahula’s Intellectual Property	707	(192)	-	515
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	341	(114)	(227)	-
Other computer software	111	(111)	-	-
Total	$10,382	$(6,119)	$(3,748)	$515

	As of December 31, 2024
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,291	(895)	(396)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	334	(111)	(223)	-
Other computer software	109	(109)	-	-
Total	$9,636	$(5,901)	$(3,735)	$-

Amortization expenses in the aggregate for the years ended December 31, 2025 and 2024 were approximately US$0.19 million and US$0.84 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets of the Company are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2025 and 2024, the Company recorded no impairment loss associated with its intangible assets, due to insufficient estimated future cash flows expected to be generated by these assets.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 2.19 years as of December 31, 2025, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is approximately US$0.24 million for the year ending December 31, 2026, approximately US$0.24 million for the year ending December 31, 2027 and approximately US$0.04 million for the year ending December 31, 2028.

11.	Accrued payroll and other accruals

	As of December 31,
	2025	2024
	US$(’000)	US$(’000)

Accrued payroll and staff welfare	80	71
Accrued operating expenses	437	486
	517	557

12.	Taxation

1)	Income tax

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

i). b. Effective from January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”), instead of factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). For the years ended December 31, 2025 and 2024, no provision for federal corporate income tax has been made in the financial statements as the Company has no aggregated positive tested income.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iv). The Company’s operating subsidiaries and VIEs, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

●	The applicable EIT rate for all the Company’s PRC operating entities is 25% for both the years ended December 31, 2025 and 2024.

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

2)	Turnover taxes and the relevant surcharges

Service revenues generated by the Company’s PRC operating subsidiaries and VIEs are subject to Value Added Tax (“VAT”). VAT rate for provision of modern services (other than lease of corporeal movables) is 6%, and for small scale taxpayer, 3%. Therefore, for the years ended December 31, 2025 and 2024, the Company’s service revenues generated in the PRC are subject to VAT at a rate of 6%, after deducting the VAT paid for the resources and services purchased from suppliers, or at a rate of 3% without any deduction of VAT paid for the resources and services purchased from suppliers. The surcharges of the VAT in the aggregate is 12% of the VAT.

As of December 31, 2025, and 2024, taxes payable consists of:

	As of December 31,
	2025	2024
	US$(’000)	US$(’000)

Turnover tax and surcharge payable	1,276	1,247
Enterprise income tax payable	1,973	1,905
Taxes payable	3,249	3,152

A reconciliation of the income tax benefit determined at the U.S. federal corporate income tax rate to the Company’s effective income tax benefit/(expense) is as follows:

	Year Ended December 31,
	2025		2024
	US$(’000)		US$(’000)

Pre-tax loss	(1,770)		(3,370)
Income tax benefit computed at U.S. federal rate	372	21.0%	708	21.0%
Reconciling items:
Rate differential for foreign earnings	(9)	-0.5%	110	3.3%
(Provision for) / reversal of valuation allowance on deferred tax assets	117	6.6%	(888)	-26.4%
Expired tax attribute carryforwards	(513)	-29.0%	(323)	-9.6%
Tax effect on other (non-deductible expenses)/non-taxable income	32	1.80%	(6)	-0.2%
Effective income tax benefit/(expense)	(1)	-0.1%	(399)	-11.9%

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024, the Company’s income tax (benefit)/expense consisted of:

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)

Current	-	-
Deferred	(1)	(399)
Income tax benefit/(expense)	(1)	(399)

The Company’s deferred tax assets at December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
	US$(’000)	US$(’000)

Tax effect of net operating losses carried forward	10,853	11,035
Operating lease cost	-	-
Impairment on long-term investments	105	104
Impairment on intangible assets	571	570
Bad debts provision	1,569	1,427
Valuation allowance	(13,098)	(13,136)
Deferred tax assets, net	-	-

The U.S. holding company has incurred aggregate net operating losses (NOLs) of approximately US$35.24 million and US$34.18 million at December 31, 2025 and 2024, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$8.99 million and US$10.87 million at December 31, 2025 and 2024, respectively. The losses carryforwards gradually expire over time, the last of which expires in 2027. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$13.10 million and US$13.14 million valuation allowance as of December 31, 2025 and 2024, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the years ended December 31, 2025 and 2024, total net deferred tax assets valuation allowance reversed was approximately US$0.12 million and total deferred tax assets valuation allowance provided was approximately US$$0.89 million, respectively.

13.	Advance from investors

During the year ended December 31, 2025, we had no advances from investors.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, other current liabilities were approximately US$0.57 million, of which approximately US$0.47 million was interest free loans received from a related party, our Chief Executive Officer.

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2025 and 2024, the Company did not recognize any change in fair value of warrant liabilities.

Warrants issued and outstanding on December 31, 2024 and their movements during the year then ended are as follows:

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

* Except where otherwise specified, the numbers of common stock and common stock purchase warrant, the purchase prices of the common stock, the exercise prices of the common stock purchase warrant discussed in this note have been retroactively restated for effect of the 1-for-4 reverse stock split on September 30, 2024, respectively. See Note 4(l).

17.	Restricted Net Assets

The Company is a Nevada holding company with operations primarily conducted through our subsidiaries outside of mainland China, with limited operations in mainland China conducted through our PRC subsidiaries, VIEs and VIEs’ subsidiaries. The Company’s ability to pay dividends to U.S. investors may depend on receiving distributions from its PRC subsidiaries and settlement of the amounts owed under the VIE agreements from the consolidated VIEs. Any limitation on the ability of the Company’s PRC subsidiaries and the consolidated VIEs to make payments to the Company, or the tax implications of making payments to the Company, could have a material adverse effect on its ability to pay dividends to the U.S. investors.

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of December 31, 2025 and December 31, 2024, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.11 million and US$13.23 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries and VIEs of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Mandatory Provident Fund (MPF) schemes in Hong Kong are defined contribution retirement schemes managed by authorized independent trustees. Under the Mandatory Provident Fund Schemes Ordinance of Hong Kong, employers are required to enroll their Hong Kong employees aged between 18 and 65 in an MPF scheme and make contributions on their behalf. Under the MPF system, both the employer and the employee are required to contribute 5% of the employee’s monthly relevant income as mandatory contributions, subject to the prescribed minimum and maximum relevant income levels for contribution purposes in Hong Kong. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts for such employee benefits were approximately US$0.05 million and US$0.08 million for the years ended December 31, 2025 and 2024, respectively.

19.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term loans to unrelated parties. As of December 31, 2025, 18% of the Company’s cash and cash equivalents were held by financial institutions located in the United States of America, and the remaining 82% was held by major financial institutions located in the PRC. The Company believes that these financial institutions located in the PRC and the United States of America are of high credit quality. For accounts receivable and short-term loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that its credit risk for accounts receivable and short-term loans to unrelated parties are significantly reduced.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the years ended December 31, 2025 and 2024, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F
Year Ended December 31, 2025
Revenues, customer concentration risk	39%	21%	20%	13%	-	-

Year Ended December 31, 2024
Revenues, customer concentration risk	-	-	*	-	12%	*

As of December 31, 2025
Accounts receivable, customer concentration risk	-	-	78%	-	-	22%

As of December 31, 2024
Accounts receivable, customer concentration risk	-	-	-	-	42%	56%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the years ended December 31, 2025 and 2024, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D	Supplier E
Year Ended December 31, 2025
Cost of revenues, supplier concentration risk	41%	40%	13%	-	-

Year Ended December 31, 2024
Cost of revenues, supplier concentration risk	22%	-	-	29%	10%

* Less than 10%.

20.	Commitments and contingencies

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

For the Year Ended December 31, 2025

	Internet Ad. and data service	IP Services	Blockchain technology	Corporate	Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Revenues	3,738	260	616	-	-	4,614
Cost of revenues	3,510	191	560	-	-	4,261
Total operating expenses	126	-	-	2,180 (1)	-	2,306
Depreciation and amortization expenses included in cost of revenues and operating expenses	21	191	-	20	-	232
Impairment on intangible assets included in operating expenses	-	-	-	-	-	-
Loss from operations	102	69	56	(2,180)	-	(1,953)

Impairment on long-term investments	-	-	-	-	-	-

Gain on disposal of subsidiaries	-	-	-	-	-	-

Net loss	97	69	56	(1,993)	-	(1,771)

Total assets-December 31, 2025	8,553	516	55	34,324	(33,770)	9,678

(1) Including approximately US$0.35 million share-based compensation expenses.

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2024

	Internet Ad. and data service	IP Services	Blockchain technology	Corporate(2)	Inter- segment and reconciling item	Total
	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)	US$(’000)

Revenues	14,689	-	750		-	15,439
Cost of revenues	14,152	-	841		-	14,993
Total operating expenses	1,727	-	-	2,476 (1)	-	4,203
Depreciation and amortization expenses included in cost of revenues and operating expenses	29	-	841	67	-	937
Impairment on intangible assets included in operating expenses	-	-	-	-	-	-
Loss from operations	(1,190)	-	(91)	(2,476)	-	(3,757)

Impairment on long-term investments	-	-	-	(2)	-	(2)

Gain on disposal of subsidiaries	22	-	-	1	-	23

Net loss	(1,491)	-	(91)	(2,187)	-	(3,769)

Total assets-December 31, 2024	7,627	-	-	34,405	(32,346)	9,686

(1)	Including approximately US$0.68 million share-based compensation expenses.
(2)

Since our Ecommerce O2O Ad and marketing services segment has been dormant and historical amounts were immaterial, the operations of this segment have been combined with the corporate segment for financial reporting purposes. Accordingly, the segment information for the year ended December 31, 2024, has been reclassified to conform to the presentation for the year ended December 31, 2025.

22.	Loss per share

Basic and diluted loss per share for each of the years presented is calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)

Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(1,770)	$(3,761)

Weighted average number of common shares outstanding – Basic and diluted **	2,655,963	2,021,492

Loss per share -Basic and diluted **	$(0.67)	$(1.86)

** Retrospectively restated for effects of the 1-for-4 reverse stock split effective on September 30, 2024, respectively, See Note 4(l).

23.	Share-based compensation expenses

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

ZW DATA ACTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2024, the Company granted and issued approximately 0.18 million fully-vested and non-forfeitable shares of the Company restricted common stock to business and financial consultants in exchange for their service for a 12-month period until August 2025. Total compensation expenses amortized was approximately US$0.23 million and US$0.35 million for the years ended December 31, 2024 and 2025, respectively.

The table below summarized share-based compensation expenses recorded for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
	US$(’000)	US$(’000)

Sales and marketing expenses	-	-
General and administrative expenses	345	684
Research and development expenses	-	-
Total	345	684

24.	Subsequent events

No subsequent events have occurred that are required to be adjusted or disclosed as of the date of this consolidated financial statements.