Form 10-Q
period 2026-03-31
ZW Data Action Technologies Inc.
filed 2026-05-15
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-34647

ZW Data Action Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4672080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8/F, 29 Des Voeux Road Central, Central,

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

As of May 15, 2026, the registrant had 3,668,429 shares of common stock outstanding.

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

On December 15, 2022, the PCAOB issued its 2022 HFCAA Determination Report to notify the SEC of its determination that the PCAOB was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its 2021 PCAOB Determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. For this reason, we do not expect to be identified as a Commission-Identified Issuer following the filing of our annual report for the fiscal year ended December 31, 2025. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	March 31, 2026	December 31, 2025
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$720	$970
Accounts receivable, net of allowance for credit loss of $5,036 and $5,137, respectively	181	545
Prepayment and deposit to suppliers	5,687	5,211
Other current assets, net	829	830
Total current assets	7,417	7,556

Long-term investments	1,117	1,117
Operating lease right-of-use assets	36	48
Property and equipment, net	135	142
Intangible assets, net	458	515
Deposit for investment	300	300
Total Assets	$9,463	$9,678

Liabilities and Equity
Current liabilities:
Accounts payable *	$296	$169
Advance from customers *	469	522
Accrued payroll and other accruals *	185	517
Taxes payable *	3,302	3,249
Operating lease liabilities *	37	49
Other current liabilities *	606	566
Total current liabilities	4,895	5,072

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	March 31, 2026	December 31, 2025
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liabilities	69	78
Long-term borrowing from a related party	126	125
Total Liabilities	5,090	5,275

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 12,500,000 shares; issued and outstanding 3,268,429 shares at March 31, 2026 and December 31, 2025)	3	3
Common stock to be issued	420	420
Additional paid-in capital	65,346	65,346
Statutory reserves	2,598	2,598
Accumulated deficit	(65,095)	(65,221)
Accumulated other comprehensive income	1,040	1,197
Total shareholders’ equity	4,312	4,343
Noncontrolling interests	61	60
Total equity	4,373	4,403

Total Liabilities and Equity	$9,463	$9,678

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statement

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Three Months Ended March 31,
	2026	2025
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues	$383	$1,652
Cost of revenues	356	1,492
Gross profit	27	160

Operating expenses
Sales and marketing expenses	-	-
General and administrative expenses	(52)	739
Total operating expenses	(52)	739

Income/(Loss) from operations	79	(579)

Other income/(expenses)
Interest income	45	54
Other expenses, net	(1)	(4)
Total other income	44	50

Income/(Loss) before income tax benefit/(expense) and noncontrolling interest	123	(529)
Income tax benefit/(expense)	3	(1)
Net income/(loss)	126	(530)
Net loss /(income) attributable to noncontrolling interests	-	(1)
Net income/(loss) attributable to ZW Data Action Technologies Inc.	$126	$(531)

Net income/(loss)	$126	$(530)
Foreign currency translation income/(loss)	(156)	(16)
Comprehensive loss	$(30)	$(546)
Comprehensive income attributable to noncontrolling interests	(1)	(1)
Comprehensive loss attributable to ZW Data Action Technologies Inc.	(31)	(547)

Earnings/(loss) per share
Earnings/(loss) per common share

Basic and diluted	$0.04	$(0.23)

Weighted average number of common shares outstanding:

Basic and diluted	3,268,429	2,301,205

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2026	2025
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$126	$(530)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	66	23
Amortization of operating lease right-of-use assets	12	12
Share-based compensation expenses	-	143
(Reverse)/Provision for allowances for credit losses	(185)	387
Deferred taxes	(9)	(2)
Other non-operating (income)/losses	(45)	(54)
Changes in operating assets and liabilities
Accounts receivable	544	(515)
Prepayment and deposit to suppliers	(458)	(137)
Other current assets	-	1
Accounts payable	125	3
Advance from customers	(61)	(37)
Accrued payroll and other accruals	(333)	(277)
Other current liabilities	(68)	6
Taxes payable	6	3
Operating lease liabilities	(12)	(10)
Net cash used in operating activities	(292)	(984)

Cash flows from investing activities
Purchases of vehicles and office equipment, leasehold improvement	-	(37)
Purchase of intellectual property	-	(600)
Repayment of short-term loans and interest income from unrelated parties	51	1,121
Net cash provided by/(used in) investing activities	51	484

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Advances from Investors	-	500
Net cash provided by financing activities	-	500

Effect of exchange rate fluctuation on cash and cash equivalents	(9)	(5)

Net decrease in cash and cash equivalents	(250)	(5)

Cash and cash equivalents at beginning of the period	970	812
Cash and cash equivalents at end of the period	$720	$807

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(In thousands, except for number of shares)

	Common stock		Common stock to be issued	Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2026	3,268,429	$3	$420	$65,346	$2,598	$(65,221)	$1,197	$60	$4,403
Net income for the period	-	-		-	-	126	-		126
Foreign currency translation adjustment	-	-		-	-	-	(157)	1	(156)
Balance, March 31, 2026 (unaudited)	3,268,429	$3	$420	$65,346	$2,598	$(65,095)	$1,040	$61	$4,373

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2025	2,301,205	$2	$63,102	$2,598	$(63,451)	$1,407	$60	$3,718
Net loss for the period	-	-	-	-	(531)	-	1	(530)
Foreign currency translation adjustment	-	-	-	-	-	(16)	-	(16)
Balance, March 31, 2025 (unaudited)	2,301,205	$2	$63,102	$2,598	$(63,982)	$1,391	$61	$3,172

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

ZW Data Action Technologies Inc. (the “Company”) was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. On June 26, 2009, the Company consummated a share exchange transaction with China Net Online Media Group Limited (the “Share Exchange”), a company organized under the laws of British Virgin Islands (“China Net BVI”). As a result of the Share Exchange, China Net BVI became a wholly owned subsidiary of the Company and the Company is now a holding company, which, through certain contractual arrangements with operating companies in the People’s Republic of China (the “PRC”) and its other subsidiaries outside of mainland China, is engaged in providing Internet advertising, precision marketing, influencer marketing services as well as the related data and technical services to small and medium enterprises (SMEs). The Company also develops blockchain enabled web/mobile applications and provides software solutions, i.e., Software-as-a-Service (“SaaS”) services for clients, engages in intellectual property (“IP”) licensing services and also artificial intelligence (“AI”) consulting services. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

2.	Variable interest entities

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company conducts its operations in China through its PRC subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6	$13
Accounts receivable, net	-	-
Prepayment and deposit to suppliers	1,084	1,073
Other current assets, net	1	2
Total current assets	1,091	1,088

Property and equipment, net	62	66
Total Assets	$1,153	$1,154

Liabilities
Current liabilities:
Accounts payable	$97	$95
Advance from customers	469	461
Accrued payroll and other accruals	23	26
Taxes payable	2,618	2,578
Other current liabilities	660	624
Total current liabilities	3,867	3,784

Long-term liabilities:
Deferred tax liabilities	-	-
Total Liabilities	$3,867	$3,784

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenues	$-	$49
Cost of revenues	-	39
Total operating expenses	69	36
Net loss	69	29

3.	Liquidity and Capital Resources

The Company reported operating income for the period ended March 31, 2026; however, such operating income were primarily driven by the reversal of allowance for credit losses, and as a result, the Company continued to generate negative cash flows as the Company implements its future business plan. For the three months ended March 31, 2026, the Company incurred a income from operations of US$0.08 million and a net operating cash outflow of US$0.29 million. As of March 31, 2026, the Company had cash and cash equivalents of US$0.72 million and working capital of US$2.52 million, compared with approximately US$0.97 million and US$2.48 million as of December 31, 2025, respectively.

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

On October 28, 2025, CNET Technology, a wholly-owned subsidiary of the Company in the British Virgin Islands, entered into a purchase agreement (the “Acquisition Agreement”) with Fun Star Group INC., a British Virgin Islands company (“Fun Star”) and Modest Attack Limited, a British Virgin Islands company (“Modest”), pursuant to which Fun Star will sell its 9.9% equity interests in Modest (the “ Modest Equity Interests”) to CNET Technology. In consideration for the Modest Equity Interests, CNET Technology shall pay to Fun Star $625,000 in cash and cause the Company to issue 150,000 shares of common stock of the Company, having a total value of $375,000 and valued at $2.50 per share, to Fun Star. The closing of the acquisition is subject to customary terms and conditions as set forth in the Acquisition Agreement. Modest is principally engaged in providing development services related to AI services that enable businesses to generate production-ready code from natural language and design and manage autonomous AI agents with integrated tools, workflows and decision-making capabilities. In addition, Modest is also engaged in providing development services for the tokenization of real-world assets, including token economics design, blockchain platform development, ecosystem infrastructure support, and digital asset monitoring and management.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The unaudited condensed consolidated financial statements as of March 31, 2026 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of March 31, 2026 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

4.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, previously filed with the SEC (the “2025 Form 10-K”) on March 31, 2026.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2026, its condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, and its condensed consolidated cash flows for the three months ended March 31, 2026 and 2025, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2026	December 31, 2025

Balance sheet items, except for equity accounts	6.9194	7.0288

	Three Months Ended March 31,
	2026	2025

Items in the statements of operations and comprehensive loss	6.9493	7.1429

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	5,137	4,817
Provision for/(reverse of) credit loss during the period	(180)	11
Written off during the period	-	-
Exchange translation adjustments	79	6
Balance as of end of the period	5,036	4,834

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,989	1,513
Provision for credit loss during the period	(5)	376
Written off during the period	-	-
Exchange translation adjustments	(1)	-
Balance as of end of the period	1,983	1,889

f)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	-	49
-- Internet advertising and related data service	284	970
AI Service	38	-
Blockchain-based SaaS services	-	615
IP Services	61	18
Total revenues	$383	$1,652

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Revenue recognized over time	61	67
Revenue recognized at a point in time	322	1,585
Total revenues	$383	$1,652

For the three months ended March 31, 2026 and 2025, there were no revenue recognized from performance obligations that were satisfied in prior periods.

g)	Asset acquisition of Rahula Group

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 7, 2025
US$(’000)
(Unaudited)
Rahula Group intangible asset recorded on acquisition date:
Intangible asset acquired (a)	707
Deferred tax liability generated from the Rahula asset	(107)
Total consideration paid	600

(a)	This intangible asset balance will be amortized over the remaining useful life of 3 years as of the March 7, 2025 acquisition date.

h)	Lease

As of March 31, 2026, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$0.04 million and US$0.04 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Nine months ending December 31, 2026	38
Total undiscounted lease payments	38
Less: imputed interest	(1)
Total operating lease liabilities as of March 31, 2026	37

Including:
Operating lease liabilities	37
Operating lease liabilities-Non current	-
37

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating lease expenses:

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Long-term operating lease contracts	12	12
Short-term operating lease contracts	-	1
Total	$12	$13

Supplemental information related to operating leases:

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	8	11
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	-	87
Weighted-average remaining lease term (years)	0.75	1.75
Weighted-average discount rate	6%	6%

5.	Accounts receivable, net

	March 31, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,217	5,682
Allowance for credit loss	(5,036)	(5,137)
Accounts receivable, net	181	545

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the three months ended March 31, 2026 and 2025, the Company reversed approximately US$0.18 million and provided approximately US$0.01 million in credit losses for its accounts receivable, respectively.

6.	Prepayments and deposit to suppliers

	March 31, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	530	529
Prepayments to advertising resources providers	4,690	4,257
Deposit for investing activities	-	-
Other deposits and prepayments	467	425
	5,687	5,211

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Other current assets

	March 31, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	2,653	2,653
Short-term loans interest receivables	153	160
Staff advances for business operations	6	6
Total other current assets	2,812	2,819
Allowance for credit loss	(1,983)	(1,989)
Other current assets, net	829	830

As of March 31, 2026, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

On January 5, 2022, the Company provided a short-term working capital loan of US$2.5 million to an unrelated party, which matured on May 5, 2022. The loan was unsecured and borne a fixed annualized interest rate of 7.5%. In April 2022, as agreed by both parties, the unrelated party repaid a portion of the loan principal of US$1.02 million, together with a loan interest of US0.06 million for the period from January 5, 2022 through April 30, 2022, based on the loan principal of US$2.5 million. The Company extended the term of the remaining loan principal of US$1.48 million to April 30, 2023 with a revised fixed annualized interest rate of 5%. In October 2022 and February 2023, the Company received loan interests of US$0.05 million in the aggregate for the period from May 1, 2022 through December 31, 2022. On April 30, 2023, the Company further extended the term of this loan to October 31, 2023. In May 2023, the Company received a loan interest of US$0.02 million for the period from January 1, 2023 through April 30, 2023. In July 2023, the Company received a loan interest of US$0.02 million for the period from May 1, 2023 through July 31, 2023. On October 31, 2023, the Company agreed to further extend the term of this loan to September 30, 2024. On May 29, 2024, the Company received payment of approximately US$0.13 million, of which approximately US$0.06 million settled outstanding interest and approximately US$0.07 million settled the loan principal. On September 30, 2024, the Company agreed to further extend the term of this loan to March 31, 2025. On March 17, 2025, the Company received payment of approximately US$0.35 million, of which approximately US$0.06 million settled outstanding interest and approximately US$0.29 million settled the loan principal. On March 27, 2025, the Company received payment of approximately US$0.21 million, of which approximately US$0.002 settled outstanding interest and approximately US$0.21 million settled the loan principal. On March 31, 2025, the Company agreed to further extend the term of this loan to March 31, 2026. On March 31, 2026, the Company agreed to further extend the term of this loan to March 31, 2027.

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

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the three months ended March 31, 2026 and 2025, the Company reversed approximately US$0.005 million and provided approximately US$0.38 million credit losses on short-term loans provided to unrelated parties, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2026	1,117
Exchange translation adjustment	-
Cash investments during the year	-
Disposed during the year	-
Impairment losses provided during the year	-
Balance as of March 31, 2026 (Unaudited)	1,117

As of March 31, 2026, except for long-term investments which were fully impaired, the Company beneficially owned a 7.69%, 9.9%, 9.9% equity interest and 19.6% equity interest in each New Business Holdings Limited (“New Business”), Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”) and Titans Investment asset Holdings Limited (“Titans”), respectively.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

For the three months ended March 31, 2026, the Company provided no impairment loss against its long-term investments.

9.	Property and equipment, net

	March 31, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	459	452
Office equipment	892	879
Electronic devices	584	575
Leasehold improvement	39	39
Property and equipment, cost	1,974	1,945
Less: accumulated depreciation	(1,839)	(1,803)
Property and equipment, net	135	142

Depreciation expenses for the three months ended March 31, 2026 and 2025 were approximately US$0.008 million and US$0.01 million, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Intangible assets, net

	As of March 31, 2026 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,341	(930)	(411)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Rahula’s Intellectual Property	707	(249)	-	458
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	347	(116)	(231)	-
Other computer software	113	(113)	-	-
Total	$10,410	$(6,194)	$(3,758)	$458

	As of December 31, 2025
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,321	(916)	(405)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Rahula’s Intellectual Property	707	(192)	-	515
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	341	(114)	(227)	-
Other computer software	111	(111)	-	-
Total	$10,382	$(6,119)	$(3,748)	$515

Amortization expenses for the three months ended March 31, 2026 and 2025 were approximately US$0.06 million and US$0.01 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 1.95 years as of March 31, 2026, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.18 million for the year ending December 31, 2026, approximately US$0.24 million for the year ending December 31, 2027, and approximately US$0.05 million for the year ending December 31, 2028.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Deposit for investment

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

As of March 31, 2026, we have paid US$0.3 million and recognized this as deposit for investment.

12.	Accrued payroll and other accruals

	March 31, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	83	80
Accrued operating expenses	102	437
	185	517

13.	Taxation

As of March 31, 2026 and December 31, 2025, taxes payable consists of:

	March 31, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,296	1,276
Enterprise income tax payable	2,006	1,973
Total taxes payable	3,302	3,249

For the three months ended March 31, 2026 and 2025, the Company’s income tax benefit/(expenses) consisted of:

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Current	-	-
Deferred	3	(1)
Income tax (expense)/benefit	3	(1)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s deferred tax assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	10,913	10,853
Operating lease cost	-	-
Impairment on long-term investments	106	105
Impairment on intangible assets	572	571
Bad debts provision	1,558	1,569
Valuation allowance	(13,150)	(13,098)
Deferred tax assets, net	-	-

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$35.34 million and US$35.24 million as of March 31, 2026 and December 31, 2025, respectively The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$8.99 million and US$8.99 million as of March 31, 2025 and December 31, 2025, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$13.15 million and US$13.10 million valuation allowance as of March 31, 2026 and December 31, 2025, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the three months ended March 31, 2026 and 2025, the Company recorded approximately US$0.003 million and US$0.11 million deferred tax valuation allowance, respectively.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of March 31, 2026 and December 31, 2025, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.10 million and US$13.11 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.01 million and US$0.01 million for the three months ended March 31, 2026 and 2025, respectively.

17.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of March 31, 2026, 76% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 24% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the three months ended March 31, 2026 and 2025, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F	Customer G
Three Months Ended March 31, 2026
Revenues, customer concentration risk	74%	16%	10%	-	-	-	-

Three Months Ended March 31, 2025
Revenues, customer concentration risk	-	*	-	59%	37%	-	-

As of March 31, 2026
Accounts receivable, customer concentration risk	100%	-	-	-	-	-	-

As of December 31, 2025
Accounts receivable, customer concentration risk	-	-	-	-	-	78%	22%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the three months ended March 31, 2026 and 2025, respectively:

	Supplier A	Supplier B	Supplier C
Three Months Ended March 31, 2026
Cost of revenues, supplier concentration risk	75%	-	-

Three Months Ended March 31, 2025
Cost of revenues, supplier concentration risk	-	59%	38%

* Less than 10%.

- No transaction incurred for the reporting period.

18.	Commitments and contingencies

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2026 (Unaudited)

	Internet Ad and related service	AI Services	IP Services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)		US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	284	38	61	-	-	-	383
Cost of revenues	266	31	59	-	-	-	356
Total operating expense	(261)		-	-	209	-	(52)
Depreciation and amortization expense included in cost of revenues and total operating expenses	3	-	59	-	4	-	66
Operating income/(loss)	279	7	2	-	(209)	-	79

Expenditure for long-term assets	-	-	-	-	-	-	-

Net income/(loss)	279	7	5	-	(165)	-	126

Total assets-March 31, 2026	8,663	38	458	55	34,021	(33,772)	9,463
Total assets-December 31, 2025	8,553	-	516	55	34,324	(33,770)	9,678

Three Months Ended March 31, 2025 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	1,019	18	615	-	-	1,652
Cost of revenues	919	13	560	-	-	1,492
Total operating expenses	14	-	-	725	-	739
Depreciation and amortization expense included in cost of revenues and total operating expenses	7	13	-	3	-	23
Operating income/(loss)	86	5	55	(725)	-	(579)

Expenditure for long-term assets	-	600	-	37	-	637

Net income/(loss)	83	4	55	(672)	-	(530)

Total assets-March 31, 2025	8,184	712	205	33,793	(33,353)	9,541
Total assets-December 31, 2024	7,627	-	-	34,405	(32,346)	9,686

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20.	Earnings/(Loss) per share

Basic and diluted earnings and loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Net income/(loss) attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$126	$(530)
Add: Net (income)/loss attributable to noncontrolling interests from continued operations	-	(1)
	126	(531)

Weighted average number of common shares outstanding -Basic and diluted	3,268,429	2,301,205

Earnings/(Loss) per share -Basic and diluted	$0.04	$(0.23)

21.	Share-based compensation expenses

In August 2024, under its 2023 Omnibus Securities and Incentive Plan, the Company granted and issued approximately 0.18 million fully-vested and non-forfeitable shares of the Company restricted common stock to business and financial consultants in exchange for their service for a 12-month period until August 2025. Total compensation expenses amortized was approximately US$0.14 million for the three months ended March 31, 2025.

We did not recognize any share-based compensation expense for the three months ended March 31, 2026.

The table below summarized share-based compensation expenses recorded for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

General and administrative expenses	-	143
Total	-	143

22.	Subsequent events

On April 22, 2026, the Company granted an aggregate of 400,000 shares of its common stock to certain directors and employees of the Company pursuant to its equity incentive plan, including 165,000 shares granted to George Kai Chu, a director of the Company.

Except for the above mentioned matters, no other material events which are required to be adjusted or disclosed as of the date of this consolidated financial statements.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

On December 15, 2022, the PCAOB issued its 2022 HFCAA Determination Report to notify the SEC of its determination that the PCAOB was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its 2021 PCAOB Determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. For this reason, we do not expect to be identified as a Commission-Identified Issuer following the filing of our annual report for the fiscal year ended December 31, 2025. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control.

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

Overview

Our company was incorporated in the State of Texas in April 2006 and re-domiciled to become a Nevada corporation in October 2006. As a result of a share exchange transaction we consummated with China Net BVI in June 2009, we are now a holding company, which through certain contractual arrangements with operating companies in the PRC and our operating subsidiaries outside of mainland China, is primarily engaged in providing Internet advertising, precision marketing, influencer marketing services as well as the related data and technical services to SMEs. The Company also develops blockchain enabled web/mobile applications and provides software solutions, i.e., Software-as-a-Service (“SaaS”) services for clients, engages in IP licensing services and AI services. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries and VIEs. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 4 “Summary of significant accounting policies” to our audited financial statements in our 2025 Form 10-K.

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

A.         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Three Months Ended March 31,
	2026	2025
	(US $)	(US $)
	(Unaudited)	(Unaudited)

Revenues	$383	$1,652
Cost of revenues	356	1,492
Gross (loss)/profit	27	160

Operating expenses
Sales and marketing expenses	-	-
General and administrative expenses	(52)	739
Total operating expenses	(52)	739

Income/(loss) from operations	79	(579)

Other income/(expenses)
Interest income	45	54
Other expenses, net	(1)	(4)
Total other income	44	50

Income/(loss) before income tax benefit	123	(529)
Income tax benefit/(expense)	3	(1)
Net income/(loss)	$126	$(530)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2026		2025
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related marketing service	$284	74.2%	$970	58.7%
-Distribution of the right to use search engine marketing service	-	-	49	3.0%
Internet advertising and related services	284	74.2%	1,019	61.7%
AI Services	38	9.9%	-	-
IP Services	61	15.9%	18	1.1%
Blockchain-based SaaS services	-	-	615	37.2%
Total	$383	100%	$1,652	100%

Total Revenues: Our total revenues decreased to US$0.38 million for the three months ended March 31, 2026 from US$1.65 million for the same period last year. This decline was primarily due to a temporary reduction in demand for our services, driven in part by broader economic headwinds. The Company is refocusing its efforts on expanding its AI services segment. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

●

Internet advertising revenues for the three months ended March 31, 2026 was approximately US$0.28 million, compared with US$0.97 million for the three months ended March 31, 2025. The decrease primarily resulted from a temporary reduction in demand for our services, driven in part by broader economic headwinds. Our internet advertising and related marketing services includes our influencer marketing services. We connect brands with the right voices to effectively promote their products and drive engagement. In addition, we provide tailored digital marketing services, including the management of online advertising campaigns across major search, social media, and mobile application platforms, as well as app store page optimization. We also offer marketing strategy and branding consultation services designed to help clients improve their market positioning and maximize the effectiveness of their digital marketing initiatives.

●

Revenues from distribution of the right to use search engine marketing service was approximately nil and US$0.05 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was mainly due to the winding down of our distribution of the right to use search engine marketing service in the PRC, after experiencing low to negative margins in this business segment over the past several years.

●

Revenues from our AI services was approximately US$0.04 million and nil for the three months ended March 31, 2026 and 2025, respectively. Our AI services include code generation, AI agent design and deployment, business consulting and implementation, and ongoing maintenance and optimization of AI systems for our clients.

●

Revenue from IP services was approximately US$0.06 million and US$0.02 million for the three months ended March 31, 2026 and 2025, respectively. Our IP services revenue was primarily related to licensing activities associated with intellectual property acquired through Rahula.

●	Blockchain-based SaaS services revenue for the three months ended March 31, 2026 was approximately nil, compared with US$0.62 million for the three months ended March 31, 2025.

Cost of revenues

Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, influencer agency costs, cost of marketing services, amortization of intellectual property cost, direct costs relating to providing our AI services, costs relating to enhancing our blockchain-based SaaS services and other direct costs associated with providing our services. The following table sets forth our cost of revenues, disaggregated by type of services, by amount and gross profit ratio for the periods indicated, with inter-company transactions eliminated:

	Three Months Ended March 31,
	2026			2025
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related marketing service	$284	$266	6.3%	$970	$880	9.3%
-Distribution of the right to use search engine marketing service	-	-	-	49	39	20.4%
Internet advertising and related services	284	266	6.3%	1,019	919	9.8%
AI Services	38	31	18.4%	-	-	-
IP Services	61	59	3.3%	18	13	27.8%
Blockchain-based SaaS services	-	-	-	615	560	9.0%
Total	$383	$356	7.0%	$1,652	$1,492	9.7%

Cost of revenues: our total cost of revenues decreased to US$0.36 million for the three months ended March 31, 2026 from US$1.49 million for the three months ended March 31, 2025. Our cost of revenues primarily consists of influencer agency costs, cost of marketing services, amortization of intellectual property cost, direct costs relating to providing our AI services, costs relating to enhancing our blockchain-based SaaS services and other direct costs associated with providing our services. The decrease in our total cost of revenues for the three months ended March 31, 2026 was primarily due to the decrease in costs associated with the Internet advertising and related marketing service, which was in line with the decrease in the related revenues as discussed in the revenues section above.

●

Costs for Internet advertising and marketing service primarily consist of fees paid to service providers who support delivering media planning, creative development, and digital ad management services to our Hong Kong and overseas clients. Our costs also include the cost of operating our influencer marketing services which includes the fees for collaborating with various influencer agencies. For the three months ended March 31, 2026, our total cost of revenues for Internet advertising and related marketing service decreased to approximately US$0.27 million from US$0.88 million for the three months ended March 31, 2025, which was in line with the decrease in revenues as discussed in the revenues section above. The gross margin rate of our Internet advertising and data service was 6.3% and 9.3% for the three months ended March 31, 2026 and 2025, respectively.

●

Costs for distribution of the right to use search engine marketing service represented the direct search engine resource consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines in China, for example, Baidu, Qihu 360 and Sohu (Sogou). We purchased the resource in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the three months ended March 31, 2026 and 2025, our total cost of revenues for distribution of the right to use search engine marketing service was approximately nil and US$0.04 million, respectively. This decrease in costs was in line with the decline in revenues discussed earlier in the revenues section. The gross margin rate for this service was 20.4% for the three months ended March 31, 2025.

●

Costs for our AI services primarily consist of outsourcing AI code generation, agent design, system integration, and deployment services. For the three months ended March 31, 2026, our total cost of revenues for AI services was approximately US$0.03 million. Gross margin rate of this segment was 18.4% for the three months ended March 31, 2026.

●

Costs for our IP service primarily consist of the amortization of the intellectual properties acquired through Rahula. For the three months ended March 31, 2026 and 2025, our total cost of revenues for our IP services was approximately US$0.06 million and US$0.01 million, respectively. Gross margin rate of this service for the three months ended March 31, 2026 and 2025 was 3.3% and 27.8%, respectively.

●

For the three months ended March 31, 2026 and 2025, cost of our blockchain-based SaaS services was approximately nil and US$0.56 million, respectively. Gross margin rate of this service for the three months ended March 31, 2025 was 9%.

Gross profit

As a result of the foregoing, we generated a gross profit of approximately US$0.03 million for the three months ended March 31, 2026, compared with a gross profit of approximately US$0.16 million generated for the three months ended March 31, 2025. Our overall gross margin rate decreased to 7% for the three months ended March 31, 2026, compared with 10% for the three months ended March 31, 2025. The decrease in gross profit and gross profit margin were primarily due to the temporary decrease in demand for our Internet advertising and marketing related services, driven in part by broader economic headwinds.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2026		2025
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$383	100%	$1,652	100%
Gross profit	356	9.7%	160	9.7%

General and administrative expenses	(52)	44.7%	739	44.7%
Total operating expenses	$(52)	44.7%	$739	44.7%

Operating expenses: Total operating expenses was approximately negative US$0.05 million for the three months ended March 31, 2026, compared to operating expenses of approximately US$0.74 million for the same period in 2025.

●

General and administrative expenses: General and administrative expenses was approximately negative US$0.05 million for the three months ended March 31, 2026, compared to operating expenses of approximately US$0.74 million for the same period in 2025.Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for credit losses, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the three months ended March 31, 2026, the changes in our general and administrative expenses was primarily due to the decrease in general administrative expenses of approximately US$0.09 million, as a result of the cost reduction plan executed by management during the first fiscal quarter of 2025, decrease in allowance for credit losses of approximately US$0.57 million resulting from a reversal of allowances for credit losses and decreases in share-based compensation of approximately US$0.14 million.

●

Income/(loss) from operations: As a result of the foregoing, we incurred a income from operations of approximately US$0.08 million and a loss from operations of approximately US$0.58 million for the three months ended March 31, 2026 and 2025, respectively.

Interest income: For the three months ended March 31, 2026 and 2025, we recognized an approximately US$0.05 million and US$0.05 million interest income, respectively, which was primarily related to the interest we earned from the short-term loans we provided to unrelated parties.

Income/(loss) before income tax benefit/(expense): As a result of the foregoing, our income before income tax benefit/(expense) was approximately US$0.12 million and our loss before income tax benefit/(expense) was US$0.53 million for the three months ended March 31, 2026 and 2025, respectively.

Income Tax benefit/(expenses): For the three months ended March 31, 2026 and 2025, we recognized approximately US$0.003 million in income tax benefit and US$0.001 million in income tax expense, respectively. These benefits were related to the net operating loss incurred by one of our operating VIEs for each respective period. We anticipate these losses will likely be utilized against future earnings of this entity.

Net Income/(loss): As a result of the foregoing, for the three months ended March 31, 2026 and 2025, we incurred a net income of approximately US$0.13 million and a net loss of approximately US$0.85 million, respectively.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of March 31, 2026 and December 31, 2025, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$13.10 million and US$13.11 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Three Months Ended March 31, 2026 and 2025

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2026, we had cash and cash equivalents of approximately US$0.72 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	Amounts in thousands of US dollars

Net cash used in operating activities	$(292)	$(984)
Net cash provided by/(used in) investing activities	51	484
Net cash provided by financing activities	-	500
Effect of foreign currency exchange rate changes	(9)	(5)
Net decrease in cash and cash equivalents	$(250)	$(5)

Net cash used in operating activities

For the three months ended March 31, 2026, our net cash used in operating activities of approximately US$0.29 million were primarily attributable to:

(1)

net loss excluding approximately US$0.07 million of non-cash expenses of depreciation and amortizations; approximately US$0.01 million of amortization of operating lease right-of-use assets; approximately US$0.19 million of reversal of allowance for credit losses; approximately US$0.05 million of other non-operating income; and approximately US$0.009 million of deferred taxes, and yielded the non-cash and non-operating items excluded net loss of approximately US$0.04 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivables decreased by approximately US$0.54 million;

-	accounts payable increased by approximately US$0.13 million; and

-	taxes payable increased by approximately US$0.006 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers increased by approximately US$0.46 million;

-	advances from customers decreased by approximately US$0.06 million;

-	accrued payroll and other accruals decreased by approximately US$0.33 million;

-	other current liabilities decreased by approximately US$0.07 million; and

-	operating lease liabilities decreased by approximately US$0.01 million in the aggregate, primarily due to settlement of these liabilities during the period.

For the three months ended March 31, 2025, our net cash used in operating activities of approximately US$0.98 million were primarily attributable to:

(4)

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

Net cash provided by/(used in) investing activities

For the three months ended March 31, 2026, we received repayment of short-term loans and interest income of approximately US$0.05 million which resulted in a net cash inflow from investing activities of approximately US$0.5 million for the three months ended March 31, 2026.

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

Net cash provided by financing activities

For the three months ended March 31, 2026, no cash was provided by or used in financing activities.

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

On October 28, 2025, CNET Technology entered into a purchase agreement (the “Acquisition Agreement”) with Fun Star Group INC., a British Virgin Islands company (the “Seller”) and Modest Attack Limited, a British Virgin Islands company (“Modest”), pursuant to which the Seller will sell its 9.9% equity interests in Modest (the “ Modest Equity Interests”) to CNET Technology. In consideration for the Modest Equity Interests, CNET Technology shall pay to the Seller $625,000 in cash and cause the Company to issue 150,000 shares of common stock of the Company, having a total value of $375,000 and valued at $2.50 per share, to the Seller. As of the date of this report, this transaction has not yet closed. Modest is principally engaged in providing consulting and technology development services related to the tokenization of real-world assets, including token economics design, blockchain platform development, ecosystem infrastructure support, and digital asset monitoring and management.

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

The consolidated financial statements as of March 31, 2026 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of March 31, 2026 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During our fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: May 15, 2026	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)