Form 10-Q
period 2026-06-30
ZW Data Action Technologies Inc.
filed 2026-08-14
CIK 1376321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026 the registrant had 3,668,429 shares of common stock outstanding.

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

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares and per share data)

	June 30, 2026	December 31, 2025
	(US $)	(US $)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$611	$970
Accounts receivable, net of allowance for credit losses of $5,111 and $5,137, respectively	569	545
Prepayment and deposit to suppliers	5,755	5,211
Other current assets, net	847	830
Total current assets	7,782	7,556

Long-term investments	1,117	1,117
Operating lease right-of-use assets	24	48
Property and equipment, net	128	142
Intangible assets, net	399	515
Deposit for acquisition	300	300
Total Assets	$9,750	$9,678

Liabilities and Equity
Current liabilities:
Accounts payable *	$683	$169
Advance from customers *	476	522
Accrued payroll and other accruals *	181	517
Taxes payable *	3,356	3,249
Operating lease liabilities	25	49
Other current liabilities *	662	566
Total current liabilities	5,383	5,072

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except for number of shares and per share data)

	June 30, 2026	December 31, 2025
	(US $)	(US $)
	(Unaudited)
Long-term liabilities:
Deferred tax liability	60	78
Long-term borrowing from a related party	128	125
Total Liabilities	5,571	5,275

Commitments and contingencies

Equity:
ZW Data Action Technologies Inc.’s stockholders’ equity
Common stock (US$0.001 par value; authorized 12,500,000 shares; issued and outstanding 3,668,429 shares and 3,268,429 shares at June 30, 2026 and December 31, 2025, respectively)	4	3
Common stock to be issued	420	420
Additional paid-in capital	65,651	65,346
Statutory reserves	2,598	2,598
Accumulated deficit	(65,445)	(65,221)
Accumulated other comprehensive income	889	1,197
Total shareholders’ equity	4,117	4,343
Noncontrolling interests	62	60
Total equity	4,179	4,403

Total Liabilities and Equity	$9,750	$9,678

* Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,035	$2,200	$652	$548
Cost of revenues	961	1,993	605	501
Gross profit	74	207	47	47

Operating expenses
General and administrative expenses	363	1,468	415	729
Research and development expenses	13	-	13	-
Total operating expenses	376	1,468	428	729

Loss from operations	(302)	(1,261)	(381)	(682)

Other income/(expenses)
Interest income	70	99	25	45
Other expenses, net	1	(5)	2	(1)
Total other income/(expenses)	71	94	27	44

Loss before income tax benefit/(expense) and noncontrolling interests	(231)	(1,167)	(354)	(638)
Income tax benefit/(expenses)	7	-	4	1
Net loss	$(224)	$(1,167)	$(350)	$(637)

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(In thousands, except for number of shares and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(224)	$(1,167)	$(350)	$(637)
Net loss/(income) attributable to noncontrolling interests	-	(1)	-	-
Net loss attributable to ZW Data Action Technologies Inc.	(224)	(1,168)	(350)	(637)

Net loss	$(224)	$(1,167)	$(350)	$(637)
Foreign currency translation income/(loss)	(306)	(53)	(150)	(37)
Comprehensive Loss	(530)	(1,220)	(500)	(674)
Comprehensive loss/(income) attributable to noncontrolling interests	(2)	(1)	(1)	-
Comprehensive loss attributable to ZW Data Action Technologies Inc.	(532)	(1,221)	(501)	(674)

Loss per share
Loss per common share
Basic and diluted	$(0.07)	$(0.50)	$(0.10)	$(0.27)

Weighted average number of common shares outstanding:
Basic and diluted	3,423,125	2,342,790	3,576,121	2,383,918

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(224)	$(1,167)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	133	92
Amortization of operating lease right-of-use assets	24	24
Share-based compensation expenses	242	287
(Reverse)/provision for allowances for credit losses	(177)	686
Deferred Taxes	(18)	(11)
Other non-operating income	(70)	(99)
Changes in operating assets and liabilities
Accounts receivable	156	1,120
Prepayment and deposit to suppliers	(442)	(1,029)
Other current assets	-	1
Accounts payable	511	16
Advance from customers	(61)	184
Accrued payroll and other accruals	(339)	(403)
Other current liabilities	(122)	11
Taxes payable	11	11
Operating lease liabilities	(24)	(22)
Net cash used in operating activities	(400)	(299)

Cash flows from investing activities
Purchases of vehicles and office equipment, leasehold improvement	-	(65)
Purchase of intellectual property	-	(600)
Repayment of short-term loans and interest income from unrelated parties	51	1,121
Net cash provided by investing activities	51	456

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
	(US $)	(US $)
	(Unaudited)	(Unaudited)
Cash flows from financing activities
Capital contribution from noncontrolling interest	-	-
Advances from investors	-	750
Net cash provided by financing activities	-	750

Effect of exchange rate fluctuation on cash and cash equivalents	(10)	(13)

Net increase/(decrease) in cash and cash equivalents	(359)	894

Cash and cash equivalents at beginning of the period	970	812
Cash and cash equivalents at end of the period	$611	$1,706

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2026

(In thousands, except for number of shares)

	Common stock		Common Stock to be issued	Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2026	3,268,429	$3	$420	$65,346	$2,598	$(65,221)	$1,197	$60	$4,403
Net income for the period	-	-	-	-	-	126	-	-	126
Foreign currency translation adjustment	-	-	-	-	-	-	(157)	1	(156)
Balance, March 31, 2026 (unaudited)	3,268,429	$3	$420	$65,346	$2,598	$(65,095)	$1,040	$61	$4,373
Share-based compensation in exchange for services from employees, directors and consultants	400,000	1	-	305	-	-	-	-	306
Net loss for the period	-	-	-	-	-	(350)	-	-	(350)
Foreign currency translation adjustment	-	-	-	-	-	-	(151)	1	（150)
Balance, June 30, 2026 (unaudited)	3,668,429	$4	$420	$65,651	$2,598	$(65,445)	$889	$62	$4,179

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2025

(In thousands, except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Non-controlling Interest	Total stockholders’ equity
	Number of shares	Amount
		(US $)	(US $)	(US $)	(US $)	(US $)	(US $)	(US $)

Balance, January 1, 2025	2,301,205	$2	$63,102	$2,598	$(63,451)	$1,407	$60	$3,718
Net loss for the period	-	-	-	-	(531)	-	1	(530)
Foreign currency translation adjustment	-	-	-	-	-	(16)	-	(16)
Balance, March 31, 2025 (unaudited)	2,301,205	$2	$63,102	$2,598	$(63,982)	$1,391	$61	$3,172
Issuance of common stock for private placement	358,424	1	1,074	-	-	-	-	1,075
Net loss for the period	-	-	-	-	(637)	-	-	(637)
Foreign currency translation adjustment	-	-	-	-	-	(37)	-	（37)
Balance, June 30, 2025 (unaudited)	2,659,629	$3	$64,176	$2,598	$(64,619)	$1,354	$61	$3,573

See notes to unaudited condensed consolidated financial statements

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and nature of operations

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

The Company is not an operating company in China, but a Nevada holding company with no equity ownership in the VIEs. The Company primarily conducts its operations in China through its Hong Kong subsidiaries, mainland China subsidiaries, the VIEs, with which the Company has entered into contractual arrangements, and their subsidiaries in China. Summarized below is the information related to the VIEs’ assets and liabilities reported in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13	$13
Accounts receivable, net	-	-
Prepayment and deposit to suppliers	1,101	1,073
Other current assets, net	1	2
Total current assets	1,115	1,088

Property and equipment, net	59	66
Total Assets	$1,174	$1,154

Liabilities
Current liabilities:
Accounts payable	$98	$95
Advance from customers	476	461
Accrued payroll and other accruals	26	26
Taxes payable	2,660	2,578
Other current liabilities	618	624
Total current liabilities	3,878	3,784

Long-term liabilities:
Deferred tax liabilities	-	-
Total Liabilities	$3,878	$3,784

Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized below is the information related to the financial performance of the VIEs reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$49	$-	$-
Cost of revenues	-	(39)	-	-
Total operating income/(expenses)	148	(77)	79	(41)
Net profit/(loss)	148	(71)	79	(42)

3.	Liquidity and Capital Resources

The Company incurred operating losses and may continue to incur operating losses, and as a result, to generate negative operating cash flows as the Company implements its future business plan. For the six months ended June 30, 2026, the Company incurred a loss from operations of US$0.3 million and a net operating cash outflow of US$0.40 million. As of June 30, 2026, the Company had cash and cash equivalents of US$0.61 million and working capital of US$2.40 million, compared with approximately US$0.97 million and US$2.48 million as of December 31, 2025, respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 26, 2026, CNET Technology entered into a purchase agreement with Affirm Mission Limited (“Affirm”), a British Virgin Islands company and Margo Asia Limited, a British Virgin Islands company (“Margo”), pursuant to which Affirm will sell its 8.0% equity interests in Margo (the “Margo Equity Interests”) to CNET Technology. In consideration for the Margo Equity Interests, the Purchaser shall pay to the Seller $384,000 in cash and cause the Company to issue 180,000 shares of common stock of the Company, having a total value of $216,000 and valued at $1.20 per share, to the Seller. Margo and its subsidiary are primarily engaged in the provision of project management services for renewable energy projects in Asia.

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

The unaudited condensed consolidated financial statements as of June 30, 2026 have been prepared under the assumption that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its uncertain ability to increase gross profit margin and reduce operating loss from its core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of June 30, 2026 do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

4.	Summary of significant accounting policies

a)	Basis of presentation

The unaudited condensed consolidated interim financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated interim financial information as of June 30, 2026 and for the six and three months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, previously filed with the SEC (the “2025 Form 10-K”) on March 31, 2026.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2026, its condensed consolidated results of operations for the six and three months ended June 30, 2026 and 2025, and its condensed consolidated cash flows for the six months ended June 30, 2026 and 2025, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2026	December 31, 2025

Balance sheet items, except for equity accounts	6.8109	7.0288

	Six Months Ended June 30,
	2026	2025

Items in the statements of operations and comprehensive loss	6.8932	7.1839

	Three Months Ended June 30,
	2026	2025

Items in the statements of operations and comprehensive loss	6.8408	7.1915

No representation is made that the RMB amounts could have been, or could be converted into US$ at the above rates.

e)	Current expected credit losses

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

The following tables summarized the movements of the Company’s credit losses for the six and three months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for accounts receivable:

Balance as of beginning of the period	5,137	4,817	5,036	4,834
Provision for/(reverse of) credit loss during the period	(180)	309	-	298
Written off during the period	-	-	-	-
Exchange translation adjustments	154	19	75	13
Balance as of end of the period	5,111	5,145	5,111	5,145

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Credit loss for other current assets:

Balance as of beginning of the period	1,989	1,513	1,983	1,889
Provision for/(reverse of) credit loss during the period	3	377	8	1
Exchange translation adjustments	(1)	-	-	-
Balance as of end of the period	1,991	1,890	1,991	1,890

f)	Revenue recognition

The following table present the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Internet advertising and related services
--distribution of the right to use search engine marketing service	-	49	-	-
-- Internet advertising and related data service	826	1,439	542	469
Blockchain-based SaaS services	-	615	-	-
AI Service	95	-	57
IP Services	114	97	53	79
Total revenues	$1,035	$2,200	$652	$548

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue recognized over time	114	146	53	79
Revenue recognized at a point in time	921	2,054	599	469
Total revenues	$1,035	$2,200	$652	$548

For the six and three months ended June 30, 2026 and 2025, there were no revenue recognized from performance obligations that were satisfied in prior periods.

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

As of June 30, 2026, operating lease right-of-use assets and total operating lease liabilities recognized was approximately US$0.02 million and US$0.03 million, respectively.

Maturity of operating lease liabilities

Operating leases
US$(’000)
(Unaudited)

Six months ending December 31, 2026	25
Total undiscounted lease payments	25
Less: imputed interest	-
Total operating lease liabilities as of June 30, 2026	25

Including:
Operating lease liabilities	25
Operating lease liabilities-Non current	-
25

Operating lease expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Long-term operating lease contracts	25	25	13	13
Short-term operating lease contracts	-	2	-	1
Total	$25	$27	$13	$14

Supplemental information related to operating leases:

	Six Months Ended June 30,
	2026	2025
	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)

Operating cash flows used for operating leases (US$’000)	21	23
Right-of-use assets obtained in exchange for new lease liabilities (US$’000)	-	86
Weighted-average remaining lease term (years)	0.5	1.5
Weighted-average discount rate	6%	6%

5.	Accounts receivable, net

	June 30, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Accounts receivable	5,680	5,682
Allowance for credit loss	(5,111)	(5,137)
Accounts receivable, net	569	545

All of the accounts receivable are non-interest bearing. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company evaluates its accounts receivable on a collective (pool) basis and determines the allowance for credit loss based on aging data, historical collection experience, customer specific facts, current economic conditions and reasonable and supportable forecasts of future economic conditions. For the six and three months ended June 30, 2026, the Company reversed approximately US$0.18 million and nil in credit losses for its accounts receivable, respectively. For the six and three months ended June 30, 2025, the Company provided approximately US$0.31 million and approximately US$0.30 million credit losses for its accounts receivable, respectively.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Prepayments and deposit to suppliers

	June 30, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Deposits to advertising resources providers	530	529
Prepayments to advertising resources providers	4,702	4,257
Deposits for investing activities	-	-
Other deposits and prepayments	523	425
	5,755	5,211

7.	Other current assets

	June 30, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Short-term loans to unrelated parties	2,652	2,653
Short-term loans interest receivables	179	160
Staff advances for business operations	7	6
Total other current assets	2,838	2,819
Allowance for credit loss	(1,991)	(1,989)
Other current assets, net	847	830

As of June 30, 2026, the Company provided unsecured, interest-bearing short-term loans to two unrelated parties, which were set forth as below. These short-term loans were recorded as other current assets.

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

The Company evaluates its short-term loans provided to unrelated parties for expected credit losses on a regular basis, and maintains an estimated allowance for credit losses to reduce its short-term loans to the amount that it believes will be collected. The Company evaluates its short-term loans on an individual basis and determines the allowance for credit loss based on creditworthiness of the borrowers, aging information, past transaction history with the borrowers and their current condition, as well as the current economic conditions and reasonable and supportable forecasts of future economic conditions. For the six months ended June 30, 2026 and 2025, the Company provided approximately US$0.003 million and approximately US$0.38 million in credit losses on short-term loans provided to unrelated parties, respectively.

8.	Long-term investments

Amount
US$(’000)

Balance as of January 1, 2026	1,117
Exchange translation adjustment	-
Cash investments during the year	-
Disposed during the year	-
Impairment losses provided during the year	-
Balance as of June 30, 2026 (Unaudited)	1,117

As of June 30, 2026, except for long-term investments which were fully impaired, the Company beneficially owned a 7.69%, 9.9%, 9.9% equity interest and 19.6% equity interest in each New Business Holdings Limited (“New Business”), Hunan Yong Fu Xiang Health Management Co., Ltd (“Yong Fu Xiang”), Wuhan Ju Liang Media Co., Ltd. (“Wuhan Ju Liang”) and Titans Investment asset Holdings Limited (“Titans”), respectively.

The Company measures each investment which does not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

For the six months ended June 30, 2026, the Company provided no impairment loss against its long-term investments.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Property and equipment, net

	June 30, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Vehicles	467	452
Office equipment	906	879
Electronic devices	593	575
Leasehold improvement	39	39
Property and equipment, cost	2,005	1,945
Less: accumulated depreciation	(1,877)	(1,803)
Property and equipment, net	128	142

Depreciation expenses for the six months ended June 30, 2026 and 2025 were approximately US$0.02 million and US$0.02 million, respectively. Depreciation expenses for the three months ended June 30, 2026 and 2025 were approximately US$0.01 million and US$0.01 million, respectively.

10.	Intangible assets, net

	As of June 30, 2026 (Unaudited)
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,363	(945)	(418)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Rahula’s Intellectual Property	707	(308)	-	399
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	352	(117)	(235)	-
Other computer software	115	(115)	-	-
Total	$10,439	$(6,271)	$(3,769)	$399

	As of December 31, 2025
Items	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
Intangible assets subject to amortization:
--10 years life:
Cloud compute software technology	1,321	(916)	(405)	-
Licensed products use right	1,204	(496)	(708)	-

--5 years life:
Internet Ad tracking system	1,160	(637)	(523)	-
Live streaming technology	1,500	(625)	(875)	-

--3 years life:
Rahula’s Intellectual Property	707	(192)	-	515
Blockchain Integrated Framework	4,038	(3,028)	(1,010)	-
Bo!News application	341	(114)	(227)	-
Other computer software	111	(111)	-	-
Total	$10,382	$(6,119)	$(3,748)	$515

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expenses for the six months ended June 30, 2026 and 2025 were approximately US$0.12 million and US$0.07 million, respectively. Amortization expenses for the three months ended June 30, 2026 and 2025 were approximately US$0.06 million and US$0.06 million, respectively.

Based on the adjusted carrying value of the finite-lived intangible assets after the deduction of the impairment losses, which has a weighted average remaining useful life of 1.95 years as of June 30, 2026, and assuming no further subsequent impairment of the underlying intangible assets, the estimated future amortization expenses is  approximately US$0.18 million for the year ending December 31, 2026, approximately US$0.24 million for the year ending December 31, 2027 and approximately US$0.05 million for the year ending December 31, 2028.

11.	Accrued payroll and other accruals

	June 30, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Accrued payroll and staff welfare	96	80
Accrued operating expenses	85	437
	181	517

12.	Taxation

As of June 30, 2026 and December 31, 2025, taxes payable consists of:

	June 30, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Turnover tax and surcharge payable	1,316	1,276
Enterprise income tax payable	2,040	1,973
Total taxes payable	3,356	3,249

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2026 and 2025, the Company’s income tax benefit/(expenses) consisted of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	-	-	-	-
Deferred	7	-	4	1
Income tax benefit	7	-	4	1

The Company’s deferred tax assets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
	US$(’000)	US$(’000)
	(Unaudited)

Tax effect of net operating losses carried forward	11,032	10,853
Operating lease cost	-	-
Impairment on long-term investments	107	105
Impairment on intangible assets	573	571
Bad debts provision	1,578	1,569
Valuation allowance	(13,290)	(13,098)
Deferred tax assets, net	-	-

The U.S. holding company has incurred aggregate net operating losses (“NOLs”) of approximately US$35.68 million and US$35.24 million as of June 30, 2026 and December 31, 2025, respectively. The NOLs carryforwards as of December 31, 2017 gradually expire over time, the last of which expires in 2037. NOLs incurred after December 31, 2017 will no longer be available to carry back but can be carried forward indefinitely, subject to an annual limit of 80% on the amount of taxable income that can be offset by NOLs arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The NOLs carried forward incurred by the Company’s PRC subsidiaries and VIEs were approximately US$9.01 million and US$8.99 million as of June 30, 2026 and December 31, 2025, respectively. The losses carryforwards gradually expire over time, the last of which will expire in 2028. The related deferred tax assets were calculated based on the respective NOLs incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized.

The Company recorded approximately US$13.29 million and US$13.10 million valuation allowance as of June 30, 2026 and December 31, 2025, respectively, because it is considered more likely than not that a portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses related.

For the six and three months ended June 30, 2026, the Company recorded approximately US$0.08 million and US$0.07 million deferred tax valuation allowance, respectively. For the six and three months ended June 30, 2025, the Company recorded approximately US$0.24 million and US$0.13 million deferred tax valuation allowance, respectively.

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

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to the Nevada holding company. As of June 30, 2026 and December 31, 2025, net assets restricted in the aggregate, that are included in the Company’s consolidated net assets, were approximately US$13.07 million and US$13.23 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of the Company’s PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The employee benefits were expensed as incurred. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits were approximately US$0.02 million and US$0.03 million for the six months ended June 30, 2026 and 2025, respectively. The total amounts for such employee benefits were approximately US$0.01 million and US$0.01 million for the three months ended June 30, 2026 and 2025, respectively.

For our Hong Kong employees, the Company also evaluates long service payments to be made by the Company to its employees upon the termination of services as a defined benefit plan under post-employment benefits. The cost of providing benefits is measured using projected unit credit method with actuarial valuations to determine its present value and service cost. When the calculation results in a benefit to the Company, the recognized assets limited to lower of the present value of economic benefits available in the form of any future refunds from the plan or reductions in future contributions to the plan and the asset ceiling. The net defined benefit liabilities recognized in the statement of financial position represent the present value of the obligation under defined benefit plan minus the fair value of plan assets. The remeasurement of the net defined benefit liabilities during a period are recognized as cost of defined benefit plan during the period. For the six months ended June 30, 2026, the Company did not recognize long service payments as the amount was considered immaterial.

16.	Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and deposits and loans to unrelated parties. As of June 30, 2026, 76% of the Company’s cash and cash equivalents were held by major financial institutions located in China, the remaining 24% was held by financial institutions located in the United States of America. The Company believes that these financial institutions located in China and the United States of America are of high credit quality. For accounts receivable and deposits and loans to unrelated parties, the Company extends credit based on an evaluation of the customer’s or other parties’ financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the Company delegated a team responsible for credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual receivable at each balance sheet date to ensure that adequate allowances are made for doubtful accounts. In this regard, the Company considers that the Company’s credit risk for accounts receivable and deposits and loans to unrelated parties are significantly reduced.

Concentration of customers

The following tables summarized the information about the Company’s concentration of customers for the six and three months ended June 30, 2026 and 2025, respectively:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F

Six Months Ended June 30, 2026
Revenues, customer concentration risk	80%	*	-	-	-	-

Three Months Ended June 30, 2026
Revenues, customer concentration risk	83%	-	-	-	-	-

Six Months Ended June 30, 2025
Revenues, customer concentration risk	21%	*	44%	28%	-	-

Three Months Ended June 30, 2025
Revenues, customer concentration risk	86%	14%	-	-	-	-

As of June 30, 2026
Accounts receivable, customer concentration risk	81%	-	-	-	-	-

As of December 31, 2025
Accounts receivable, customer concentration risk	-	-	-	-	78%	22%

* Less than 10%.

- No transaction incurred for the reporting period/no balance existed as of the reporting date.

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of suppliers

The following tables summarized the information about the Company’s concentration of suppliers for the six and three months ended June 30, 2026 and 2025, respectively:

	Supplier A	Supplier B	Supplier C	Supplier D

Six Months Ended June 30, 2026
Cost of revenues, supplier concentration risk	45%	34%	-	-

Three Months Ended June 30, 2026
Cost of revenues, supplier concentration risk	72%	11%	-	-

Six Months Ended June 30, 2025
Cost of revenues, supplier concentration risk	-	22%	44%	28%

Three Months Ended June 30, 2025
Cost of revenues, supplier concentration risk	-	88%	-	-

* Less than 10%.

- No transaction incurred for the reporting period.

17.	Commitments and contingencies

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

Six Months Ended June 30, 2026 (Unaudited)

	Internet Ad and related service	AI Services	IP Services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)		US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	826	95	114	-	-	-	1,035
Cost of revenues	766	77	118	-	-	-	961
Total operating expense	(349)	-	-	-	725	-	376
Depreciation and amortization expense included in cost of revenues and total operating expenses	9	-	118	-	6	-	133
Operating income/(loss)	409	18	(4)	-	(725)	-	(302)

Expenditure for long-term assets	-	-	-	-	-	-	-

Net income/(loss)	409	19	3	-	(655)	-	(224)

Total assets- June 30, 2026	8,991	96	452	55	34,049	(33,893)	9,750
Total assets-December 31, 2025	8,553	-	516	55	34,324	(33,770)	9,678

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2026 (Unaudited)

	Internet Ad and related service	AI Services	IP Services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)		US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	542	57	53	-	-	-	652
Cost of revenues	500	46	59	-	-	-	605
Total operating expense	(89)	-	-	-	517	-	428
Depreciation and amortization expense included in cost of revenues and total operating expenses	5	-	59	-	2	-	66
Operating income/(loss)	130	11	(6)	-	(516)	-	(381)

Expenditure for long-term assets	-	-	-	-	-	-	-

Net income/(loss)	130	12	(2)	-	(490)	-	(350)

Six Months Ended June 30, 2025 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	1,488	97	615	-	-	2,200
Cost of revenues	1,362	71	560	-	-	1,993
Total operating expenses	302	-	-	1,166	-	1,468
Depreciation and amortization expense included in cost of revenues and total operating expenses	12	71	-	8	-	91
Operating income/(loss)	(176)	26	55	(1,166)	-	(1,261)

Net income/(loss)	(180)	26	55	(1,068)	-	(1,167)

Total assets-June 30, 2025	7,399	636	55	33,860	(32,704)	9,246
Total assets-December 31, 2024	7,627	-	-	34,405	(32,346)	9,686

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2025 (Unaudited)

	Internet Ad and related service	IP Services	Blockchain technology	Corporate	Inter-segment and reconciling item	Total
	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)	US$ (‘000)

Revenues	469	79	-	-	-	548
Cost of revenues	443	58	-	-	-	501
Total operating expenses	288	-	-	441	-	729
Depreciation and amortization expense included in cost of revenues and total operating expenses	5	58	-	6	-	69
Operating income/(loss)	(262)	21	-	(441)	-	(682)

Net income/(loss)	(262)	21	-	(396)	-	(637)

19.	Loss per share

Basic and diluted loss per share for each of the periods presented are calculated as follows (All amounts, except number of shares and per share data, are presented in thousands of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(224)	$(1,167)	$(350)	$(637)
Net (income)/loss attributable to noncontrolling interests from continued operations	-	(1)	-	-
Net loss attributable to ZW Data Action Technologies Inc. (numerator for basic and diluted loss per share)	$(224)	$(1,168)	$(350)	$(637)

Weighted average number of common shares outstanding -Basic and diluted	3,423,125	2,342,790	3,576,121	2,383,918

Loss per share-Basic and diluted	$(0.07)	$(0.50)	$(0.10)	$(0.27)

ZW DATA ACTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six and three months ended June 30, 2026 and 2025, the diluted loss per share calculation did not include any outstanding warrants to purchase the Company’s common stock, because they were out-of-the-money and their effect was anti-dilutive.

20.	Share-based compensation expenses

On April 22, 2026, the Company granted an aggregate of 400,000 shares of its common stock to certain directors and employees of the Company pursuant to its equity incentive plan, including 165,000 shares granted to George Kai Chu, a director of the Company. The Company valued these shares at US$0.765 per share, the closing bid price of the Company’s common stock on the grant date of these shares. Of the 400,000 shares of common stock granted, 100,000 shares was granted to an employee in exchange for services for a 12-month period, which we recorded approximately US$0.08 million as a prepayment. Total compensation expense amortized was approximately US$0.01 million for the six and three months ended June 30, 2026. The remaining 300,000 shares of common stock granted was issued to directors and employees of the Company for services provided and these shares were valued at the closing bid price of the Company’s common stock on the respective date of the grant with total compensation expenses of approximately US$0.23 million.

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

The table below summarized share-based compensation expenses recorded for the six and three months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	US$(’000)	US$(’000)	US$(’000)	US$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	230	287	230	144
Research and development expenses	12	-	12	-
Total	242	287	242	144

21.	Subsequent events

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

Recent Developments

On June 26, 2026, CNET Technology entered into a purchase agreement with Affirm Mission Limited (“Affirm”), a British Virgin Islands company and Margo Asia Limited, a British Virgin Islands company (“Margo”), pursuant to which Affirm will sell its 8.0% equity interests in Margo (the “Margo Equity Interests”) to CNET Technology. In consideration for the Margo Equity Interests, the Purchaser shall pay to the Seller $384,000 in cash and cause the Company to issue 180,000 shares of common stock of the Company, having a total value of $216,000 and valued at $1.20 per share, to the Seller.

On July 30, 2026, the Company entered into five separate Securities Purchase Agreements with five investors pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Company's common stock, par value $0.001 per share, at a purchase price of $1.45 per share, for an aggregate purchase price of $1,450,000. The closings are subject to customary closing conditions and will occur on dates mutually agreed by the respective parties. In connection with each Securities Purchase Agreement, each investor also entered into a lock-up agreement with the Company pursuant to which such investor agreed not to transfer the purchased shares until the six-month anniversary of the applicable agreement.

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

A.         RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2026 AND 2025

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in thousands of U.S. dollars.

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(US $)	(US $)	(US $)	(US $)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	1,035	2,200	652	548
Cost of revenues	961	1,993	605	501
Gross profit	74	207	47	47

Operating expenses
General and administrative expenses	363	1,468	415	729
Research and development expenses	13	-	13	-
Total operating expenses	376	1,468	428	729

Loss from operations	(302)	(1,261)	(381)	(682)

Other income/(expenses)
Interest income	70	99	25	45
Other expenses, net	1	(5)	2	(1)
Total other income/(expenses)	71	94	27	44

Loss before income tax benefit/(expense)	(231)	(1,167)	(354)	(638)
Income tax benefit/(expense)	7	-	4	1
Net loss	(224)	(1,167)	$(350)	$(637)
Net loss/(income) attributable to noncontrolling interests	-	(1)	-	-
Net loss attributable to ZW Data Action Technologies Inc.	$(224)	$(1,168)	$(350)	$(637)

Revenues

The following tables set forth a breakdown of our total revenues, disaggregated by type of services for the periods indicated, with inter-company transactions eliminated:

	Six Months Ended June 30,
	2026		2025
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related marketing service	$826	79.8%	$1,439	65.4%
-Distribution of the right to use search engine marketing service	-	-	49	2.2%
Internet advertising and related services	826	79.8%	1,488	67.6%
AI Services	95	9.2%	-	-
IP Services	114	11.0%	97	4.4%
Blockchain-based SaaS services	-	-	615	28%
Total	$1,035	100%	$2,200	100%

	Three Months Ended June 30,
	2026		2025
Revenue type	(Amounts expressed in thousands of US dollars, except percentages)

-Internet advertising and related marketing service	$542	83.1%	$469	85.6%
-Distribution of the right to use search engine marketing service	-	-	-	-
Internet advertising and related services	542	83.1%	469	85.6%
AI Services	57	8.7%	-	-
IP Services	53	8.2%	79	14.4%
Blockchain-based SaaS services	-	-	-	-
Total	$652	100%	$548	100%

Total Revenues: Our total revenues decreased to US$1.04 million and US$0.65 million for the six and three months ended June 30, 2026, respectively, from US$2.2 million and US$0.55 million for the same periods last year, respectively, which was primarily due to a temporary reduction in demand for our services, driven in part by broader economic headwinds. The Company is refocusing its efforts on expanding its AI services segment. As part of an ongoing strategic shift, the Company’s operations are now primarily conducted outside mainland China.

●

For the six and three months ended June 30, 2026, internet advertising and related marketing services revenue was approximately US$0.83 million and US$0.54 million, respectively, compared with US$1.44 million and US$0.47 million for the six and three months ended June 30, 2025, respectively. The decrease primarily resulted from a temporary reduction in demand for our services, driven in part by broader economic headwinds. Our internet advertising and related marketing services includes our influencer marketing services. We connect brands with the right voices to effectively promote their products and drive engagement. In addition, we provide tailored digital marketing services, including the management of online advertising campaigns across major search, social media, and mobile application platforms, as well as app store page optimization. We also offer marketing strategy and branding consultation services designed to help clients improve their market positioning and maximize the effectiveness of their digital marketing initiatives.

●

Revenue generated from distribution of the right to use search engine marketing service for the six and three months ended June 30, 2026 was nil, compared with approximately US$0.05 million and nil for the six and three months ended June 30, 2025, respectively. The decrease was mainly due to the winding down of our distribution of the right to use search engine marketing service in the PRC, after experiencing low to negative margins in this business segment over the past several years.

●

Revenues from our AI services was approximately US$0.10 million and US$0.06 million for the six and three months ended June 30, 2026, respectively, compared with nil for the six and three months ended June 30, 2025. Our AI services include code generation, AI agent design and deployment, business consulting and implementation, and ongoing maintenance and optimization of AI systems for our clients.

●

Revenue from IP services was approximately US$0.11 million and US$0.05 million for the six and three months ended June 30, 2026, respectively, compared with US$0.10 million and US$0.08 million, respectively for the six and three months ended June 30, 2025. Our IP services revenue was primarily related to licensing activities associated with intellectual property acquired through Rahula.

●

For the six and three months ended June 30, 2026, revenue from our blockchain-based SaaS services was approximately nil, respectively, compared with approximately US$0.62 million and nil for the six and three months ended June 30, 2025.

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

	Six Months Ended June 30,
	2026			2025
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related marketing service	$826	$766	7.3%	$1,439	$1,323	8.1%
-Distribution of the right to use search engine marketing service	-	-	-	49	39	20.4%
Internet advertising and related services	826	766	7.3%	1,488	1,362	8.5%
AI Services	95	77	19.0%	-	-	-
IP Services	114	118	-3.5%	97	71	26.8%
Blockchain-based SaaS services	-	-	-	615	560	8.9%
Total	$1,035	$961	7.1%	$2,200	$1,993	9.4%

	Three Months Ended June 30,
	2026			2025
	(Amounts expressed in thousands of US dollars, except percentages)
	Revenue	Cost	GP ratio	Revenue	Cost	GP ratio

-Internet advertising and related marketing service	$542	$500	7.7%	$469	$443	5.5%
-Distribution of the right to use search engine marketing service	-	-	-	-	-	-
Internet advertising and related services	542	500	7.7%	469	443	5.5%
AI Services	57	46	19.3%	-	-	-
IP Services	53	59	-11.3%	79	58	26.6%
Blockchain-based SaaS services	-	-	-	-	-	-
Total	$652	$605	7.2%	$548	$501	8.6%

Cost of revenues: Our total cost of revenues decreased to approximately US$0.96 million and US$0.61 million for the six and three months ended June 30, 2026, respectively, from approximately US$1.99 million and US$0.50 million for the six and three months ended June 30, 2025, respectively. Our cost of revenues primarily consists of search engine marketing resources purchased from key search engines, influencer agency costs, cost of marketing services, amortization of intellectual property cost, software platform amortization cost related to our blockchain-based SaaS service, costs relating to enhancing our blockchain-based SaaS services and other direct costs associated with providing our AI services. The decrease in our total cost of revenues for the six and three months ended June 30, 2026 was primarily due to the decrease in costs associated with the Internet advertising and related marketing service, which was in line with the decrease in the related revenues as discussed in the revenues section above.

●

Costs for Internet advertising and marketing service: These primarily consist of fees paid to service providers who support delivering media planning, creative development, and digital ad management services to our Hong Kong and overseas clients. Our costs also include the cost of operating our influencer marketing services which includes the fees for collaborating with various influencer agencies. For the six and three months ended June 30, 2026, cost of revenues for internet advertising and marketing services were approximately US$0.77 million and US$0.50 million, respectively, compared with approximately US$1.32 million and US$0.44 million, respectively for the six and three months ended June 30, 2025. Our gross margins for our internet advertising and data service for the six and three months ended June 30, 2026 were 7.3% and 7.7%, respectively, compared to 8.1% and 5.5% for the six and three months ended June 30, 2025.

●

Costs for distribution of the right to use search engine marketing service: These costs represent direct search engine resources consumed for the right to use search engine marketing service that we purchased from key search engines and distributed to our customers. We purchased these search engine resources from well-known search engines and/or their delegated agencies in China, for example, Baidu, Qihu 360 and Sohu (Sogou) etc. We purchased the resources in relatively large amounts under our own name at a relatively lower rate compared to the market rates. We charged our clients the actual cost they consumed on search engines for the use of this service and a premium at certain percentage of that actual consumed cost. For the six and three months ended June 30, 2026, our total cost of revenues for distribution of the right to use search engine marketing service was nil, compared with US$0.04 million and nil for the same periods last year. The decrease in cost of revenues for the six and three months ended June 30, 2026 was in line with the decrease in revenues from this business category. Gross margin rate of this business category was nil for the six and three months ended June 30, 2026, compared with 20.4% and nil gross margin rate incurred for the same periods last year.

●

Costs for our AI services primarily consist of outsourcing AI code generation, agent design, system integration, and deployment services. For the six and three months ended June 30, 2026, our total cost of revenues for AI services was approximately US$0.08 million and US$0.05 million, respectively. Gross margin rate of this segment was 19% and 19.3% for the six and three months ended June 30, 2026.

●

Costs for our IP service primarily consist of the amortization of the intellectual properties acquired through Rahula. For the six and three months ended June 30, 2026, our total cost of revenues for our IP services was approximately US$0.12 million and US$0.06 million, respectively, compared with approximately US$0.07 million and US$0.06 million for the same periods last year. Gross loss rate of this service for the six and three months ended June 30, 2026 was 3.5% and 11.3%, respectively, compared to gross margin rates of 26.8% and 26.6% for the same periods last year.

●

Blockchain-based SaaS services: For the six months and three months ended June 30, 2026, cost for our blockchain-based SaaS services was nil, compared with approximately US$0.56 million and nil, respectively, for six and three months ended June 30, 2025. Costs for our blockchain-based SaaS services consist of the amortized cost of our self-developed BIF platform and costs relating to enhancing our blockchain-based SaaS services. Gross margin rate of this business category was nil for the six and three months ended June 30, 2026, respectively, compared with 8.9% and nil gross margin rate for the same periods last year.

Gross profit

As a result of the foregoing, for the six months ended June 30, 2026, we generated a gross profit of approximately US$0.07 million, compared with a gross profit of approximately US$0.21 million for the six months ended June 30, 2025. For the three months ended June 30, 2026, our gross profit was approximately US$0.05 million, compared to approximately US$0.05 million for the three months ended June 30, 2025. Our overall gross margin was 7.1% and 7.2% for the six and three months ended June 30, 2026, respectively, compared with 9.4% and 8.6% for the same periods last year. The decrease in gross profit and gross profit margin were primarily due to the temporary decrease in demand for our Internet advertising and marketing related services, driven in part by broader economic headwinds.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth our operating expenses, divided into their major categories by amount and as a percentage of our total revenues for the periods indicated.

	Six Months Ended June 30,
	2026		2025
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$1,035	100%	$2,200	100%
Gross profit	74	7.1%	207	9.4%

General and administrative expenses	363	35.1%	1,468	66.7%
Research and development expenses	13	1.3%	-	-
Total operating expenses	$376	36.3%	$1,468	66.7%

	Three Months Ended June 30,
	2026		2025
	(Amounts expressed in thousands of US dollars, except percentages)
	Amount	% of total revenue	Amount	% of total revenue

Total revenues	$652	100%	$548	100%
Gross profit	47	7.2%	47	8.6%

General and administrative expenses	415	63.7%	729	133%
Research and development expenses	13	2.0%	-	-
Total operating expenses	$428	65.6%	$729	133%

Operating Expenses: Our total operating expenses was approximately US$0.38 million and US$0.43 million for the six and three months ended June 30, 2026, respectively, compared with approximately US$1.47 million and US$0.73 million for the six and three months ended June 30, 2025, respectively.

●

General and administrative expenses: General and administrative expenses was US$0.36 million and US$0.42 million for the six and three months ended June 30, 2026, respectively, compared with US$1.47 million and US$0.73 million for the six and three months ended June 30, 2025, respectively. Our general and administrative expenses primarily consist of salaries and benefits of management, accounting, human resources and administrative personnel, office rentals, depreciation of office equipment, allowance for doubtful accounts, professional service fees, maintenance, utilities and other general office expenses of our supporting and administrative departments. For the six months ended June 30, 2026, the change in our general and administrative expenses was primarily due to the following reasons: (1) the decrease in share-based compensation expenses of approximately US$0.05 million, (2) the decrease in allowance for expected credit losses of approximately US$0.86 million; and (3) the decrease in other general administrative expenses of approximately US$0.25 million, as a result of the cost reduction plan executed by the management. For the three months ended June 30, 2026, the changes in our general and administrative expenses was primarily attributable to the following reasons: (1) the increase in share-based compensation expenses of approximately US$0.10 million, (2) the decrease in other general administrative expenses of approximately US$0.15 million, as a result of the cost reduction plan executed by management; and (3) the decrease in allowance for expected credit losses of approximately US$0.29 million, respectively.

●

Research and development expenses: For the six and three months ended June 31, 2026, we recognized approximately US$0.01 million and US$0.01 million in research and development expenses, respectively, compared with nil for the six and three months ended June 30, 2026. Our research and development expenses primarily consist of salaries and benefits of our staff in the research and development department, equipment depreciation expenses, and office utilities and supplies allocated to our research and development department etc. For the six and three months ended June 30, 2026, the increase in our research and development expenses was primarily due to an increase in headcount in our research and development department, compared with that for the same period last year.

Loss from operations: As a result of the foregoing, we incurred a loss from operations of approximately US$0.30 million and US$1.26 million for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, we incurred a loss from operations of approximately US$0.38 million and US$0.68 million, respectively.

Interest Income: For the six and three months ended June 30, 2026, interest income recognized was primarily related to the interest earned from the short-term loans we provided to unrelated parties.

Loss before income tax benefit/(expense): As a result of the foregoing, our loss before income tax benefit was approximately US$0.23 million and US$1.17 million for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, we incurred an approximately US$0.35 million loss before income tax expense, compared with an approximately US$0.64 million loss before income tax expense for the three months ended June 30, 2025.

Income Tax benefit/(expense): For the six months ended June 30, 2026 and 2025, we recognized approximately $0.007 million and nil, respectively, in income tax benefits. For the three months ended June 30, 2026 and 2025, we recognized approximately US$0.004 million and US$0.001 million, respectively, in income tax benefits. These benefits were related to net operating loss incurred by one of our operating VIEs during each respective period. We anticipate that these losses will likely be utilized against future earnings of this entity.

Net loss: As a result of the foregoing, for the six months ended June 30, 2026 and 2025, we incurred a total net loss of approximately US$0.22 million and US$1.17 million, respectively. For the three months ended June 30, 2026, we recognized a net loss of approximately US$0.35 million, compared with a net loss of approximately US$0.64 million for the three months ended June 30, 2025.

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

The PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries, the consolidated VIEs and their subsidiaries in China are also required to set aside at least 10% of their respective after-tax profit based on the PRC accounting standards and regulations each year to the statutory surplus reserve, until the balance in the reserve reaches 50% of the registered capital of the respective PRC entities. In accordance with these PRC laws and regulations, our PRC subsidiaries, the consolidated VIEs and their subsidiaries are restricted in their ability to transfer a portion of their net assets to us.  As of June 30, 2026 and December 31, 2025, net assets restricted in the aggregate, which include paid-in capital and statutory reserve funds of our PRC subsidiaries, the consolidated VIEs and their subsidiaries that are included in our consolidated net assets, were approximately US$13.07 million and US$13.11 million, respectively. Appropriations to the enterprise expansion fund and staff welfare and bonus fund of a foreign-invested PRC entity and appropriation to the discretionary surplus reserve of other PRC entities are at the discretion of the board of directors. To date, none of our PRC subsidiaries, the consolidated VIEs and their subsidiaries appropriated any of these non-mandatory funds and reserves. Furthermore, if these entities incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Cash Flow Analysis for the Six Months Ended June 30, 2026 and 2025

Cash and cash equivalents represent cash on hand and deposits held at call with banks. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2026, we had cash and cash equivalents of approximately US$0.61 million.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	Amounts in thousands of US dollars

Net cash used in operating activities	$(400)	$(299)
Net cash provided by investing activities	51	456
Net cash provided by financing activities	-	750
Effect of foreign currency exchange rate changes	(10)	(13)
Net increase/(decrease) in cash and cash equivalents	$(359)	$894

Net cash used in operating activities

For the six months ended June 30, 2026, our net cash used in operating activities of approximately US$0.40 million were primarily attributable to:

(1)

net loss excluding approximately US$0.13 million of non-cash expenses of depreciation and amortizations; approximately US$0.02 million amortization of operating lease right-of-use assets, approximately US$0.24 million in share-based compensation expense, approximately US$0.18 million reversal of allowances for credit losses, approximately US$0.02 million in deferred taxes and approximately US$0.07 million non-operating income, yielded the non-cash, non-operating items excluded net loss of approximately US$0.09 million.

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable decreased by approximately US$0.16 million;

-	accounts payable increased by approximately US$0.51 million;

-	taxes payable increased by approximately US$0.01 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	prepayment and deposit to suppliers increased by approximately US$0.44 million;

-	advance from customers decreased by approximately US$0.06 million; and

-	accruals and operating lease liabilities decreased by approximately US$0.49 million in the aggregate, due to settlement of these operating liabilities during the period.

For the six months ended June 30, 2025, our net cash used in operating activities of approximately US$0.30 million were primarily attributable to:

(4)

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

Net cash provided by investing activities

For the six months ended June 30, 2026, (1) we received repayment of short-term loans and interest income of approximately US$0.05 million. In the aggregate, these transactions resulted in a net cash inflow from investing activities of approximately US$0.05 million for the six months ended June 30, 2026.

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

For the six months ended June 30, 2026, we had no cash from financing activities.

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

On June 26, 2026, CNET Technology entered into a purchase agreement with Affirm Mission Limited (“Affirm”), a British Virgin Islands company and Margo Asia Limited, a British Virgin Islands company (“Margo”), pursuant to which Affirm will sell its 8.0% equity interests in Margo (the “Margo Equity Interests”) to CNET Technology. In consideration for the Margo Equity Interests, the Purchaser shall pay to the Seller $384,000 in cash and cause the Company to issue 180,000 shares of common stock of the Company, having a total value of $216,000 and valued at $1.20 per share, to the Seller.

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

 The unaudited condensed consolidated financial statements as of June 30, 2026 have been prepared under the assumption that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. Our ability to continue as a going concern is dependent upon our uncertain ability to increase gross profit margin and reduce operating loss from our core business and/or obtain additional equity and/or debt financing. The accompanying financial statements as of June 30, 2026 do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on the financial statements.

 In the long term, beyond the next 12 months, we plan to continue expanding our core Internet advertising and marketing business through acquisitions, and develop Internet advertising and marketing channels that target Internet users outside of mainland China. In addition, the Company will expand its capabilities to include AI-enabled applications and deployment solutions, with a focus on enhancing existing service offerings. These initiatives include the development and integration of AI-assisted tools to support customer engagement, financial management, and operational workflows, as well as the incorporation of blockchain-based functionalities for data security, tokenization, and payment processing where applicable. As such, we may decide to enhance our liquidity position or increase our cash reserve for future investments through additional equity financing in the U.S. capital market. This would result in further dilution to our shareholders. We cannot assure you that such financing will be available in amounts or on terms acceptable to us, or at all.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During our fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

ZW DATA ACTION TECHNOLOGIES INC.

Date: August 14, 2026	By:	/s/ Handong Cheng
Name: Handong Cheng
Title: Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)